Form 10QSB
period 2005-06-30
Fortress America Acquisition CORP
filed 2005-08-29
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51426

Fortress America Acquisition Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2027651
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4100 North Fairfax Drive, Suite 1150
Arlington, Virginia 22203-1664
(Address of Principal Executive Office)

(703) 528-7073
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

As of August 26, 2005, 9,550,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes  ☐ No  ☒

Fortress America Acquisition Corporation
(a corporation in the development stage)

Balance Sheet

	June 30, 2005 (unaudited)	December 31, 2004

Assets
Current assets:
Cash	$2,167	$25,000
Total current assets	2,167	25,000
Deferred offering costs	92,704	12,500
Total assets	$94,871	$37,500

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$1,056	$1,056
Notes payable, stockholders	70,000	12,500
Advances from stockholder	1,517	-
Total liabilities	72,573	13,556

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 1,750,000 and 1,250,000 shares respectively	175	125
Additional paid-in capital	24,825	24,875
Deficit accumulated during the development stage	(2,702)	(1,056)
Total stockholders' equity	22,298	23,944
Total liabilities and stockholders' equity	$94,871	$37,500

See Notes to Unaudited Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	For the Period December 20, 2004 (inception) to June 30, 2005

Operating costs	$1,080	$1,646	$2,702

Net loss for the period	$(1,080)	$(1,646)	$(2,702)

Weighted average number of shares outstanding - basic and diluted	1,750,000	1,562,155	1,542,746

Net loss per share - basic and diluted	$(.00)	$(.00)	$(.00)

See Notes to Unaudited Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders' Equity

For the period from December 20, 2004 (inception) to June 30, 2005

			Addition	Income (Deficit) Accumulated During the
	Common Stock		paid-in	Development
	Shares	Amount	capital	Stage	Total
Common shares issued December 20, 2004 at $.02 per share	1,250,000	$125	$24,875		$25,000

Net Loss				$(1,056)	(1,056)
Balance at December 31, 2004:	1,250,000	125	24,875	(1,056)	23,944
unaudited:
Redemption of common stock	(1,250,000)	(125)	(24,875)		(25,000)

Common shares issued March 9, 2005 at $0.01429 per share	1,750,000	175	24,825		25,000

Net loss				(1,646)	(1,646)

Balance at June 30, 2005	$1,750,000	$175	$24,825	$(2,702)	$22,298

See Notes to Unaudited Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2005	For the period December 20, 2004 (inception) to June 30, 2005
Cash flow from operating activities
Net loss	$(1,646)	$(2,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	-	1,056

Net cash used in operating activities	(1,646)	(1,646)

Cash flows from financing activities
Proceeds from notes payable, stockholders	57,500	70,000
Proceeds from sale of shares of common stock	25,000	50,000
Redemption of common stock	(25,000)	(25,000)
Payment of deferred offering costs	(80,204)	(92,704)
Advances from stockholder	1,517	1,517

Net cash (used in) provided by financing activities	(21,187)	3,813

Net (decrease) increase in cash	(22,833)	2,167
Cash at beginning of the period	25,000	-
Cash at the end of the period	$2,167	$2,167

See Notes to Unaudited Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1. Organization and Proposed Business Operations
Fortress America Acquisition Corporation (the “Company”) was incorporated in Delaware on December 20, 2004 as a blank check company, the objective of which is to acquire one or more operating businesses in the homeland security industry.

At June 30, 2005, the Company had not yet commenced any operations. All activity through June 30, 2005 relates to the Company’s formation and the proposed public offering described below. The Company has elected December 31 as its fiscal year-end.

The financial statements at June 30, 2005 and for the periods ended June 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2005, the results of its operations for the three and six month periods ended June 30, 2005 and for the period from December 20, 2004 (inception) through June 30, 2005, and its cash flows for the six month period ended June 30, 2005 and for the period from December 20, 2004 (inception) through June 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through an initial public offering (“IPO”), which we consummated on July 20, 2005. In addition, on August 24, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”), generating total net proceeds for the Offering of $43,190,521 (Note 7). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the homeland security industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately $41,964,000 of the net proceeds was deposited in a trust fund account (“Trust Fund”) and has been or will be invested in government securities until the earlier of (i) the consummation of its first Business Combination; or (ii) the liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. All of the Company stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s first Business Combination, all of these voting safeguards will no longer be applicable.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements (continued)

In the event (i) the Business Combination is not approved by a majority of the shares of common stock held by the Public Stockholders or (ii) 20% or more of the shares of common stock held by the Public Stockholders vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Initial Stockholders.

The Company’s Certificate of Incorporation, as amended, provides for the mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering, or 18 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be sold in the Offering discussed in Note 7).

Fortress America Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements (continued)

2. Deferred Offering Costs	Deferred offering costs consist of underwriting fees incurred through the balance sheet dates that are related to the Offering and that were charged to capital upon receipt of the capital raised.

3. Notes Payable-Stockholders and Advances from Stockholder
The Company has unsecured promissory notes to the Initial Stockholders, who are officers and directors of the Company, of $12,500 at December 31, 2004 and $70,000 at June 30, 2005. The loans are non-interest bearing and are payable the earlier of March 9, 2006 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates its carrying amount.

In addition, one of the Initial Stockholders has made payments on behalf of the Company which are non-interest bearing and due on demand. Such amounts have been included in Advances from Stockholder on the accompanying June 30, 2005 balance sheet.

4. Commitment
Commencing January 1, 2005, the Company occupied office space from, and has certain office and secretarial services made available to it by, an unaffiliated third party. Rent expense for each of the periods from December 20, 2004 (inception) to June 30, 2005 and from January 1, 2005 to June 30, 2005 amounted to $1,517 and $1,080, respectively. The rental agreement expired March 31, 2005 and was extended through June 30, 3005.

Commencing on the consummation of the Offering, the Company occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition or a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services.

5. Common Stock
On December 20, 2004, the Company issued 1,250,000 shares of Common Stock. On March 8, 2005, the Company authorized the redemption of the 1,250,000 shares of common stock at the original subscription price. On March 9, 2005, the Company issued 1,750,000 shares of common stock to the original stockholders along with new stockholders (in the aggregate, these stockholders are the Initial Stockholders).

Fortress America Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements (continued)

6. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Subsequent Event
On July 20, 2005, the Company sold 7,000,000 units (“Units”) in the IPO. On August 24, 2005 the Company sold an additional 800,000 Units pursuant to the Over-Allotment Option Exercise. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 (which such Warrant may be exercised on a cashless basis) commencing the later of (a) one year from the effective date of the Offering; or (b) the completion of a Business Combination with a target business and expiring four years from the date of the prospectus (unless earlier redeemed). The Warrant will be redeemable, upon written consent of the representative of the underwriters, at a price of $0.01 per Warrant upon 30 days notice after the Warrant becomes exercisable, only in the event that (a) the last sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to date on which notice of redemption is given and (b) the weekly trading volume of our common stock has been at least 200,000 shares for each of the two calendar weeks before the Company sends the notice of redemption.

In addition, the Company sold to Sunrise Securities Corp., for $100, an option to purchase up to a total of 700,000 units. The units issuable upon exercise of this option are identical to those offered in the Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. In lieu of exercise, the option may be converted into units (i.e., a “cashless exercise”) to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes thereto contained in this report.

The following discussion contains forward-looking statements and includes assumptions concerning our operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to various risks and uncertainties, including those contained in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-123504), filed with the Securities and Exchange Commission on July 13, 2005.

We were formed on December 20, 2004, to serve as a vehicle to acquire an operating business in the homeland security industry through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the three months ended June 30, 2005, we had a net loss of approximately $1,080, attributable to organization and formation expenses and office rent.

For the six months ended June 30, 2005, we had a net loss of approximately $1,646, attributable to organization and formation expenses and office rent.

For the period from December 20, 2004 (inception) through June 30, 2005, we had a net loss of approximately $2,702, attributable to organization and formation expenses and office rent.

We consummated our initial public offering (“IPO”) on July 20, 2005. Gross proceeds from our IPO were $42,000,000. We paid a total of $2,520,000 in underwriting discounts and commissions, and approximately $796,971 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO were approximately $38,683,029, of which $37,660,000 was deposited into the trust fund (or $5.38 per share sold in the IPO). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, on August 24, 2005 the Company received additional gross proceeds of $4,800,000 pursuant to the underwriters' exercise of the over-allotment option. We paid a total of $288,000 in underwriting discounts and commissions and $4,508 was or will be paid for costs related to the over-allotment. The total net proceeds from the over-allotment were $4,507,492, of which $4,304,000 was deposited into the trust fund.

We will use substantially all of the net proceeds of the offering to acquire a target business in the homeland security industry, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through January 13, 2007, assuming that a business combination is not consummated during that time. Over this period, we anticipate approximately $75,000 of expenses for the due diligence and investigation of a target business, $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $135,000 for the administrative fee payable to Global Defense Corporation, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $567,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $67,500 for director and officer liability insurance premiums.

We do not believe we will need to raise additional funds following the offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on July 20, 2005, and ending upon the acquisition of a target business, we began incurring a fee from Global Defense Corporation, an affiliate of C. Thomas McMillen, our chairman of the board, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Arlington, Virginia. In addition, in July 2005, Mr. McMillen and Mr. Weiss advanced an aggregate of $2,743 to us for payment on our behalf of offering expenses. These loans were repaid following our IPO from the proceeds received.

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2005, we consummated our IPO of 7,000,000 Units, each Unit consisting of one share of our common stock and two warrants, each warrant to purchase one share of our common stock at an exercise price of $5.00 per share. On August 24, 2005 the Company sold an additional 800,000 Units pursuant to the underwriters’ exercise of the over-allotment option. The Units were sold at an offering price of $6.00 per unit, generating total gross proceeds for the IPO and the over-allotment of $46,800,000. Sunrise Securities Corp. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-123504) that was declared effective by the Securities and Exchange Commission on July 13, 2005. The offering has terminated.

We paid a total of $2,808,000 in underwriting discounts and commissions, and approximately $801,479 has been or will be paid for costs and expenses related to the offering. Other than repayment of certain stockholder loans as described in this report, no direct or indirect payments have been made to directors, officers, our affiliates or any person owning 10% or more of our securities.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $43,190,521, of which $41,964,000 was deposited into a trust fund (or $5.38 per share sold in the offering), and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6: EXHIBITS

(a)	Exhibits:
3.1 -
Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC on July 5, 2005).

	3.2 -	By-laws (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC March 23, 2005).
	31 -	Section 302 Certification by CEO
	32 -	Section 906 Certification by CEO
.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS AMERICA ACQUISITION CORPORATION

Dated: August 29, 2005	/s/ Harvey Weiss
Harvey Weiss
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC on July 5, 2005).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC March 23, 2005).
31	Section 302 Certification by CEO
32	Section 906 Certification by CEO