Form 10QSB
period 2005-09-30
Fortress America Acquisition CORP
filed 2005-11-14
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of November 11, 2005, 9,550,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes ☐    No  ☒

PART I. FINANCIAL INFORMATION

Fortress America Acquisition Corporation
(a corporation in the development stage)

Balance Sheet

	September 30, 2005 (unaudited)	December 31, 2004

Assets
Current assets:
Cash	$1,140,101	$25,000
Investments held in Trust Fund	42,223,569	-
Prepaid expenses	54,166	-
Total current assets	43,417,836	25,000
Deferred offering costs	-	12,500
Total assets	$43,417,836	$37,500

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$73,743	$1,056
Income taxes payable	31,613	-
Notes payable, stockholders	-	12,500
Advances from stockholder	10,600	-
Deferred interest on investments	51,896	-
Total current liabilities	167,852	13,556

Common stock, subject to possible conversion, 1,559,220 shares at conversion value	8,388,604	-

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 9,550,000 shares (which includes 1,559,220 subject to possible conversion) and 1,250,000 shares respectively	955	125
Additional paid-in capital	34,814,062	24,875
Income (deficit) accumulated during the development stage	46,363	(1,056)
Total stockholders' equity	34,861,380	23,944
Total liabilities and stockholders' equity	$43,417,836	$37,500

See Notes to Unaudited Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Statement of Operations
(unaudited)

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005	For the Period December 20, 2004 (inception) to September 30, 2005
Income:
Net interest income	$213,897	$213,897	$213,897
Total income	213,897	213,897	213,897
Expenses:
Formation and operating costs	133,219	134,865	135,921

Net income for the period before income taxes	80,678	79,032	77,976

State and federal income taxes	31,613	31,613	31,613

Net income for the period	$49,065	$47,419	$46,363

Weighted average number of shares outstanding - basic and diluted	7,634,783	3,610,440	3,519,014

Net income per share - basic and diluted	$.01	$.01	$.01

See Notes to Unaudited Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders' Equity
For the period from December 20, 2004 (inception) to September 30, 2005

			Addition	Income (Deficit) Accumulated During the
	Common Stock		paid-in	Development
	Shares	Amount	capital	Stage	Total
Common shares issued December 20, 2004 at $.02 per share	1,250,000	$125	$24,875		$25,000

Net Loss				$(1,056)	(1,056)
Balance at December 31, 2004	1,250,000	125	24,875	(1,056)	23,944
Unaudited:
Redemption of common stock	(1,250,000)	(125)	(24,875)		(25,000)

Common shares issued March 9, 2005 at $0.01429 per share	1,750,000	175	24,825		25,000

Common shares issued July 20, 2005, net of underwriters’ discount and offering expenses (includes 1,399,300 shares subject to possible conversion)	7,000,000	700	38,682,329		38,683,029
Common shares issued August 24, 2005, net of underwriters’ discount and offering expenses (includes 159,920 shares subject to possible conversion)	800,000	80	4,495,412		4,495,492
Proceeds subject to possible conversion of 1,559,220 shares			(8,388,604)		(8,388,604)
Proceeds from issuance of option			100		100
Net income				47,419	47,419
Balance at September 30, 2005	9,550,000	$955	$34,814,062	$46,363	$34,861,380

See Notes to Unaudited Financial Statements

Fortress America Acquisition Corporation
(a corporation in the development stage)

Statement of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2005	For the period December 20, 2004 (inception) to September 30, 2005
Cash flow from operating activities
Net gain	$47,419	$46,363
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on treasury bills	(259,569)	(259,569)
Increase in prepaid expenses	(54,166)	(54,166)
Increase in accounts payable and accrued expenses	60,687	61,743
Increase in income taxes payable	31,613	31,613
Increase in deferred interest	51,896	51,896
Net cash used in operating activities	(122,120)	(122,120)

Cash flows from investing activities
Investments placed in Trust Fund	(41,964,000)	(41,964,000)
Net cash used in investing activities	(41,964,000)	(41,964,000)

Cash flows from financing activities
Gross proceeds of public offering, including over-allotment option exercise	46,800,000	46,800,000
Proceeds of issuance of option	100	100
Proceeds from notes payable, stockholders	57,500	70,000
Payment of notes payable, stockholders	(70,000)	(70,000)
Proceeds from sale of shares of common stock	25,000	50,000
Redemption of common stock	(25,000)	(25,000)
Payment of costs of public offering, including over-allotment option exercise	(3,596,979)	(3,609,479)
Advances from stockholder	10,600	10,600
Net cash (used in) provided by financing activities	43,201,221	43,226,221

Net (decrease) increase in cash	1,115,101	1, 140,101
Cash at beginning of the period	25,000	-
Cash at the end of the period	$1,140,101	$1,140,101

Non cash financing activity:
Accrual of costs of public offering	$12,000	$12,000

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

The financial statements at September 30, 2005 and for the periods ended September 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and for the period from December 20, 2004 (inception) through September 30, 2005, and its cash flows for the nine month period ended September 30, 2005 and for the period from December 20, 2004 (inception) through September 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The Company was formed on December 20, 2004 and consummated an initial public offering (“IPO”) on July 20, 2005. In addition, on August 24, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”), generating total net proceeds of $43,178,521. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the homeland security industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately $41,964,000 of the net proceeds was deposited in a trust fund account (“Trust Fund”) and has been invested in government securities until the earlier of (i) the consummation of its first Business Combination; or (ii) the liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. All of the Company stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s first Business Combination, all of these voting safeguards will no longer be applicable.

Fortress America Acquisition Corporation
(a corporation in the development stage) (continued)
Notes to Unaudited Financial Statements

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

The Company’s Certificate of Incorporation, as amended, provides for the mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering, or 18 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering.

Fortress America Acquisition Corporation
(a corporation in the development stage) (continued)
Notes to Unaudited Financial Statements

2. Deferred Offering Costs	Deferred offering costs consist of underwriting fees incurred through the balance sheet dates that are related to the Offering and that were charged to capital upon receipt of the capital raised.

3. Notes Payable- Stockholders and Advances from Stockholder
The Company had unsecured promissory notes to the Initial Stockholders, who are officers and directors of the Company, of $12,500 at December 31, 2004. The loans were non-interest bearing and were payable the earlier of March 9, 2006 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximated its carrying amount. The notes were paid in full subsequent to the consummation of the Offering.

In addition, one of the Initial Stockholders has made payments on behalf of the Company which are non-interest bearing and due on demand. Such amounts have been included in Advances from Stockholder on the accompanying September 30, 2005 balance sheet.

4. Commitment
Commencing January 1, 2005, the Company occupied office space from, and had certain office and secretarial services made available to it by, an unaffiliated third party. Rent expense under this agreement for each of the periods from December 20, 2004 (inception) to September 30, 2005 and from January 1, 2005 to September 30, 2005 amounted to $1,517 and $1,080, respectively. The rental agreement expired June 30, 2005.

Commencing on the consummation of the Offering, the Company occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition or a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services. Rent expense under this agreement amounted to $15,000 during the periods ended September 30, 2005.

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

On July 20, 2005, the Company issued 7,000,000 shares of Common Stock in connection with the IPO. On August 24, 2005, the Company issued 800,000 share of Common Stock pursuant to the Over-Allotment Option Exercise.

Fortress America Acquisition Corporation
(a corporation in the development stage) (continued)
Notes to Unaudited Financial Statements

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

The following discussion contains forward-looking statements and includes assumptions concerning our operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risks and uncertainties, including those contained in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-123504), filed with the Securities and Exchange Commission on July 13, 2005.

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

For the three months ended September 30, 2005, we had total income of $213,897, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $164,832, consisting of $133,219 in formation and operating expenses and $31,613 in income tax expense. We had a net gain of $49,065 for the period.

For the nine months ended September 30, 2005, we had total income of $213,897, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $166,478, consisting of $134,865 in formation and operating expenses and $31,613 in income tax expense. We had a net gain of $47,419 for the period.

For the period from December 20, 2004 (inception) through September 30, 2005, we had total income of $213,897, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $167,534, consisting of $135,921 in formation and operating expenses and $31,613 in income tax expense. We had a net gain of $46,363 for the period.

We consummated our IPO on July 20, 2005. Gross proceeds from our IPO were $42,000,000. We paid a total of $2,520,000 in underwriting discounts and commissions, and approximately $796,971 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,683,029, of which $37,660,000 was deposited into the Trust Fund (or $5.38 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, on August 24, 2005 the Company received additional gross proceeds of $4,800,000 pursuant to the Over-Allotment Option Exercise. We paid a total of $288,000 in underwriting discounts and commissions and $16,508 was paid for related costs. The total net proceeds from the Over-Allotment Option Exercise were $4,495,492, of which $4,304,000 was deposited into the Trust Fund.

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

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on July 20, 2005, and ending upon the acquisition of a target business, we began incurring a fee from Global Defense Corporation, an affiliate of C. Thomas McMillen, our chairman of the board, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Arlington, Virginia.

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2005, we consummated our IPO of 7,000,000 Units, each Unit consisting of one share of our common stock and two warrants, each warrant to purchase one share of our common stock at an exercise price of $5.00 per share. On August 24, 2005 the Company sold an additional 800,000 Units pursuant to the Over-Allotment Option Exercise. The Units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $46,800,000. Sunrise Securities Corp. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-123504) that was declared effective by the Securities and Exchange Commission on July 13, 2005.

We paid a total of $2,808,000 in underwriting discounts and commissions, and approximately $813,479 has been paid for costs and expenses related to the Offering. No direct or indirect payments have been made to directors, officers, our affiliates or any person owning 10% or more of our securities.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $43,178,521, of which $41,964,000 was deposited into a trust fund (or $5.38 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6: EXHIBITS

(a)	Exhibits:

3.1 - Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC on July 5, 2005).

3.2 - By-laws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC on March 23, 2005).

31 - Section 302 Certification by CEO

32 - Section 906 Certification by CEO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS AMERICA ACQUISITION CORPORATION
Dated: November 14, 2005
/s/ Harvey L. Weiss Harvey Weiss Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC on July 5, 2005).

3.2	By-laws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC on March 23, 2005).

31	Section 302 Certification by CEO

32	Section 906 Certification by CEO