Form 10KSB
period 2005-12-31
Fortress America Acquisition CORP
filed 2006-03-31
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-51426

Fortress America Acquisition Corporation
(Name of small business issuer in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 North Fairfax Dr., Ste. 1150, Arlington, VA	22203-1664
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (703)                 528-7073

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Units consisting of one share of Common Stock, $.0001 par value per share, and two Warrants.
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Issuer’s revenues fiscal year ended December 31, 2005 were $525,430.

As of December 31, 2005, the aggregate market value of the common stock held by non-affiliates of the Issuer was approximately $40,833,000.

As of March 21, 2006, there were 9,550,000 shares of common stock, $.0001 per value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SAFE HARBOR PROVISIONS

This Annual Report on Form 10-KSB and the documents incorporated by reference into this Annual Report on Form 10-KSB include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our being a development stage company with no operating history;
•	our dependence on key personnel, some of whom may or may not join us following a business combination;
•	our personnel allocating their time to other businesses and potentially having conflicts of interest with our business;
•	our potentially being unable to timely complete a business combination;
•	the ownership of our securities being concentrated;
•	risks associated with the homeland security industry; and
•	those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-KSB. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-KSB, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us. The forward-looking events we discuss in this Annual Report on Form 10-KSB speak only as of the date of such statements and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-KSB, references to the “Company,” the “Registrant,” “we,” “us,” and “our” refer to Fortress America Acquisition Corporation.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Introduction

We are a blank check company organized under the laws of the State of Delaware on December 20, 2004. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business in the homeland security industry.

On July 20, 2005, we closed our initial public offering of 7,000,000 units, with each unit consisting of one share of our common stock and two warrants (each warrant to purchase one share of our common stock at $5.00 per share). The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $42,000,000. On August 24, 2005, we sold an additional 800,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $4,800,000. After deducting underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $43,183,521, of which $41,964,000 (referred to in this Annual Report on Form 10-KSB as the “trust account funds”) was deposited into a trust fund and the remaining proceeds ($1,219,521) (referred to in this Annual Report on Form 10-KSB as the “available funds”) were made available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $226,974 of the net proceeds that were not deposited into the trust fund for general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $42,603,801 held in the trust fund.

Homeland Security Industry

We are strategically focusing our efforts on four major phases encompassing global and domestic security threats: planning, prevention, response, and recovery. Although we may consider a target business in any segment of the homeland security industry, we are focusing on companies with dual-use applications (i.e., companies with commercial private sector and homeland security applications) in the following segments:

Planning: Companies that help prepare for a possible attack or disaster, including:

•	Security risk assessment, probability analysis, and simulation software for disaster planning;

•	Bio-information systems for casualty analysis;

•	Training for law enforcement, emergency, medical, security, food safety, and environmental remediation personnel; and

•	Medical and public health preparedness.

Prevention: Companies that help anticipate and take action to block attacks or avoid or limit the consequences of disasters, including:

•	Individual tracking and identification, including access control systems, smart cards, hardware readers, software, and biometrics;

•	Surveillance and monitoring, including communication interception, digital video surveillance, intrusion detection, and infrared systems;

•	Chemical, biological, radiological, nuclear and other explosive detection and identification products and services;

•	Other remote sensing of air, food, and water screening;

•	Physical security products, including personnel and vehicle armor, ballistic and blast protection, nonlethal munitions, safe rooms, and alarm systems;

•	Food safety products and services;

•	Software for intelligence, security and data analysis;

•	Data, cyber security and information assurance;

•	Other critical infrastructure security products and services for the private sector;

•	Integrated security solution providers; and

•	Risk mitigation including consultative services, background screening, and investigative services

Response: Companies that help challenge attacks underway or cope with the immediate aftermath of an attack, including:

•	Personal protection equipment;

•	Rapid containment products and services for chemical, biological or radiological agents;

•	Decontamination products and services to manage disaster occurrences;

•	Emergency alert and response communication hardware, software and services;

•	Advance fire suppression techniques;

•	Medical and public health disaster management, including treatment for bio-terror;

•	Terrorism-related insurance products and services; and

•	Mobile medical and command control units.

Recovery: Companies that help restore and reconstruct governments and private enterprises after an attack or disaster, including:

•	Environmental and infrastructure cleanup and disaster management services;

•	Recovery products, such as hydration, temporary housing, first aid materials, etc.; and

•	Business continuity and substitute services for temporary loss of major services from attacks or disasters.

We are focusing our acquisition efforts on companies with dual-use applications that are able to serve both government and commercial customers, particularly companies with successful commercial products and services that can be broadened to governmental and non-governmental homeland security use. Although we may consider a target business outside the United States as a result of the increased globalization of business and heightened security concerns abroad, we are concentrating our search on companies in the United States. We have not prioritized among any segments and do not currently have a preference as to in which segment we would prefer to consummate a business combination. We cannot assure you that we will be able to locate a target business meeting the criteria described above in these segments or that we will be able to engage in a business combination with a target business on favorable terms.

Regulation

As a result of our focus on homeland security, it is likely that companies we target for acquisition may derive revenue from federal, state and local government contracts directly or indirectly. It is likely, if we acquire such a business, that we must comply with and be affected by complex procurement laws and regulations, particularly at the federal level, including, but not limited to the Federal Acquisition Regulation (and any supplements as applicable), Cost Accounting Standards, Truth-in-Negotiations Act, and the Anti-Deficiency Act. We are not currently aware of any licensing or training requirements that could be applicable to us or companies that we target.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. Upon approval of a business combination by our stockholders, we intend to utilize cash, including the trust account funds, capital stock, debt or a combination of these to effect a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have not agreed to acquire a target business

We are currently in the process of identifying and evaluating target businesses for a business combination. Although we are participating in acquisition processes, we have not entered into any binding acquisition agreements. Subject to the requirement that our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates in the homeland security industry.

Sources of target businesses

Target business candidates have been and will continue to be brought to our attention from various unaffiliated sources that have included or may include investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Our stockholders, officers and directors as well as their affiliates have brought and may continue to bring to our attention target business candidates. We may pay a finder’s fee or other compensation to unaffiliated sources that identify target businesses to us. In no event, however, will we pay any stockholders that owned shares of our common stock prior to our initial public offering, officers or directors (referred to in this Annual Report on Form 10-KSB as our “founders”), or any entity with which they are affiliated, any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our founders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position and customer base;

•	barriers to entry into other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with consummating the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in carrying out a business combination consistent with our business objectives. In evaluating a prospective target business, we intend to conduct a customary and extensive due diligence review, which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial, legal and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our founders, or any entity with which they are affiliated, for services rendered to or in connection with a business combination. However, our founders, and any entity with which they are affiliated, will receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf.

In addition, the terms of sales of target businesses may require a prospective bidder to provide earnest money or a deposit at the time of signing a definitive acquisition agreement or to expend funds prior to closing in excess of those amounts allocated by us for such purposes. As a result of the terms of the trust arrangements for the trust account funds, the trust account funds are not available for any such earnest money or deposit. Accordingly, unless we could obtain such funds from another source, we would not be able to select any target business that would require earnest money or a deposit, or the expenditure of transaction expenses prior to closing in excess of amounts allocated by us for such purposes.

Fair Market Value of Target Business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of our net assets at the time of acquisition. The fair market value of any such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we may obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

In connection with the vote required for any business combination, all of our founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the majority of the shares of common stock voted by stockholders that purchased their shares in our initial public offering or subsequently in the aftermarket (referred to in this Annual Report on Form 10-KSB as “public stockholders”). This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by any of our founders. Accordingly, they may vote on a proposed business combination with respect to shares of common stock acquired in the aftermarket any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per share conversion price will be equal to the amount in the trust fund, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. As of December 31, 2005, the per-share conversion price was approximately $5.46, or $0.54 less than the price ($6.00 per unit) that we sold each unit for in our initial public offering.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 20% or more of the shares sold in our initial public offering exercise their conversion rights.

Dissolution and Liquidation if no business combination

If we do not complete a business combination on or before July 20, 2006, or on or before January 20, 2007 if we enter into a letter of intent, an agreement in principal or a definitive agreement to complete a business combination prior to July 20, 2006, but are unable to complete such business combination by such date, we will be dissolved and will distribute to all of our public stockholders, and to any of our founders with respect to any shares of common stock which they purchased in or following our initial public offering, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Our founders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust fund with respect to our warrants, which will expire worthless.

As of December 31, 2005, and assuming we have expended all of the available funds, the per share liquidation price was approximately $5.46, or $0.54 less than the price ($6.00 per unit) that we sold each unit for in our initial public offering. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per share liquidation price will not be less than $5.46, plus interest, due to claims of creditors. C. Thomas McMillen, our Chairman, and Harvey Weiss, our Chief Executive Officer, President, Secretary and a member of our Board of Directors, have agreed pursuant to agreements with us and Sunrise Capital Corp. that, if we distribute the proceeds held in trust to our public stockholders, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that Messrs. McMillen and Weiss would be able to satisfy those obligations.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to July 20, 2006, but are unable to complete the business combination on or before July 20, 2006, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by January 20, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders and to our founders with respect to any shares of our common stock which they purchased in or following our initial public offering. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable deadline.

Our public stockholders shall be entitled to receive funds from the trust fund only in the event of our dissolution and liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•
our outstanding warrants and options, and the future dilution they potentially represent and the ability to exercise the warrants included in the units on a cashless basis, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with growth potential on favorable terms.

If we succeed in completing a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two officers (neither has received any cash compensation for services rendered), each of whom is also a member of our Board of Directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full-time employees prior to the consummation of a business.

Risks associated with our business

In addition to other information included in this Annual Report on Form 10-KSB, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have not basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the homeland security industry. We will not generate any revenues (other than interest income on the proceeds of the trust account funds) until, at the earliest, after the consummation of a business combination.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition by July 20, 2006 (or by January 20, 2007 if a letter of intent, agreement in principle or a definitive agreement has been executed by July 20, 2006 and the business combination relating thereto has not yet been consummated by such date). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation for a business combination.

If we are forced to dissolve and liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust fund and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to dissolve and liquidate our assets, the per share liquidation will be less than $6.00 (the price per unit that we sold each unit for in our initial public offering), because of the expenses of our initial public offering, our general and administrative expenses and the costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Between August 1, 2003 and March 13, 2006, based upon publicly available information, approximately 48 similarly structured “blank check” companies completed initial public offerings. Of these companies, six companies have consummated a business combination, while ten other companies have announced they have entered into a letter of intent or a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, as of March 13, 2006, there are approximately 32 “blank check” companies with approximately $2.1 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, as of March 13, 2006 there were approximately 36 additional offerings for “blank check” companies that were still in the registration process but had not completed initial public offerings and there are likely to be more “blank check” companies filing registration statements for initial public offerings after March 13, 2006 and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose or have a very broad definition of the industry they will target. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination with the required time period. Further, because only 16 of such companies have either consummated a business combination or entered into a letter of intent or a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held “blank check” companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders will be reduced.

Our placing of funds in trust may not protect those funds from third-party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust fund. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per share liquidation price could be reduced due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, C. Thomas McMillen, our Chairman, and Harvey Weiss, our Chief Executive Officer, President, Secretary and a member of our Board of Directors, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. McMillen and Weiss will be able to satisfy those obligations.

Since we have not entered into a binding agreement with any prospective target business with which to complete a business combination, public stockholders are unable to currently ascertain the merits or risks of the target business’ operations.

Since we have not yet entered into a binding agreement with any prospective target, public stockholders have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and possibly cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 22,750,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date hereof to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

It is probable that we will only be able to complete one business combination with the funds held in the trust fund, which will cause us to be solely dependent on a single business and a limited number of products or services.

As of December 31, 2005, we had $42,603,801 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of such acquisition. We may further seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets, in which case we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination.

We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital and private equity funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, we may not have enough cash available from funds outside of the trust account to make deposits, down payments or fund a “no-shop” provision in connection with a particular business combination which may cause us to be at a competitive disadvantage in pursuing the acquisition of target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Our ability to successfully effect a business combination and to be successful afterwards will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect most of our management and other key personnel, particularly our chairman of the board and chief executive officer and president, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable terms customary in employment agreements as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were to be structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. If management negotiated to be retained by the combined company post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Each of our officers is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary obligations or contractual obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors own shares of common stock of our company which were issued prior to our initial public offering, but have waived their right to receive distributions with respect to those shares upon our liquidation upon our failure to complete a business combination. Additionally, each of C. Thomas McMillen and Harvey Weiss purchased warrants in the open market following our initial public offering. The shares and warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that our current assets will be sufficient to allow us to consummate a business combination, we have not yet entered into a binding agreement with any prospective target business and we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the available funds to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust fund to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we are unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our officers and directors control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

As of December 31, 2005, our officers and directors collectively owned 15.7% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our officers and directors will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, we issued warrants to purchase 14,000,000 shares of common stock. Additionally, in connection with the exercise of our underwriters’ over allotment option, we issued additional warrants to purchase 1,600,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Other target businesses may not like the “cashless exercise” feature of such warrants, which may lead to additional dilution without receipt of any additional cash. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, our stockholders may experience dilution to their holdings.

If our founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before July 13, 2008. If our founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,750,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are quoted on the OTC Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity may limit the price at which you may be able to sell our securities or your ability to sell our securities at all. We cannot assure you, however, that such securities will continue to be authorized for quotation on the OTC Bulletin Board or any other market in the future.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because we may be deemed to have no “independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Each of our directors owns shares of our common stock and, although no salary or other compensation will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors will be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Risks associated with the homeland security industry

We may acquire a company that contracts directly with the government on homeland security projects, or we may acquire a company that acts as a subcontractor, supplier or partner with another party or parties that contract with the government. In either case, the risk factors below may directly or indirectly impact us.

The loss or impairment of our relationship with governments and their agencies could adversely affect our business.

Our target company may derive a substantial portion of revenue from work performed under government contracts, either directly or as a subcontractor, partner or supplier to a party working under such a contract. If our target company or other company with which we had any such relationship were suspended or prohibited from contracting with the federal or state governments, or with a significant agency of the government, or if any of these agencies ceased doing business with them or significantly decreased the amount of business it does with them, our target company’s business, prospects, financial condition and operating results could be significantly impaired.

Changes in spending priorities may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer.

Government expenditures and expenditures by companies in the private sector on homeland security tend to fluctuate based on a variety of political, economic and threat factors. While spending authorization for homeland security by the government and private sector has increased in recent years, future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where our target business does not currently provide products or services. A significant decline in government or private sector expenditures, or a shift of expenditures away from programs our target company supports, could adversely affect our target company’s business, prospects, financial condition or operating results.

Federal government contracts often contain provisions that are unfavorable, which could adversely affect our target company’s business.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including allowing the government to:

•	Terminate existing contracts for convenience, as well as for default;

•	Reduce or modify contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew a multi-year contract;

•	Claim rights in products and systems produced by the company;

•	Suspend or debar the company from doing business with the federal government or with a governmental agency; and

•	Control or prohibit the export of products.

If the government terminates a contract for convenience, our target company may recover only their incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, our target company may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. As is common with government contractors, some of our target company’s contracts may experience performance issues in the future. Our target company may in the future receive “show cause” or cure notices under contracts that, if not addressed to the government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring services under those contracts in the future. Even if we are not directly the party to a government contract, as in the case of a subcontract relationship, the impact of the above on the prime contractor would likely impact us directly.

We will likely have to comply with complex procurement laws and regulations which may impose added costs on our target company’s business.

Our target company will likely have to comply with and will be affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how they do business with their customers and may impose added costs on their business. For example, our target company or parties with which it does business will likely be subject to the Federal Acquisition Regulations and all supplements (including those issued by the Department of Homeland Security), which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth-in-Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. If a government review or investigation uncovers improper or illegal activities, our target company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our target company’s business, prospects, financial condition or operating results. In addition, our target company or parties with which it does business will likely be subject to industrial security regulations of Department of Defense and other federal agencies that are designed to safeguard against foreigners access to classified information. We may also be liable for systems and services failure and security breaks with respect to the solutions, services, products, or other applications we sell to the government. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew their contracts, and it could impair their ability to obtain new contracts. The government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair our target company’s ability to obtain new contracts.

Government contracts are usually awarded through a competitive bidding process which entails risks not present in other circumstances.

A meaningful amount of the business that our target company may expect to seek directly or through parties with which it does business in the foreseeable future will likely be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

•	need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	substantial cost and managerial time and effort that our target company may spend to prepare bids and proposals for contracts that may not be awarded to our target company;

•	need to accurately estimate the resources and cost structure that will be required to service any contract our target company is awarded; and

•
expense and delay that may arise if our target company’s or its partners’ competitors protest or challenge contract awards made to our target company or partners pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

Our target company may not be provided the opportunity in the near term to bid on contracts that are held by other companies and are scheduled to expire if the government determines to extend the existing contracts. If our target company is unable to win particular contracts that are awarded through the competitive bidding process, they may not be able to operate in the market for services that are provided under those contracts for a number of years. If our target company is unable to consistently win new contract awards over any extended period, their business and prospects could be adversely affected.

Federal government customers spend their procurement budgets through multiple award contracts and our failure to compete for post-award orders under these contracts could adversely affect our acquired companies’ business.

Budgetary pressures and reforms in the procurement process may force our target company’s potential Federal government customers to increasingly purchase goods and services through indefinite delivery, indefinite quantity, or IDIQ, contracts, General Services Administration, or GSA, schedule contracts and other similar multiple-award and/or government-wide acquisition contract vehicles. These contract vehicles do not guarantee work and may result in increased competition and pricing pressure causing our acquired companies to make sustained post-award efforts to realize revenues under the relevant contract. Our target company may not be able to successfully sell their services or otherwise increase their revenues under these contract vehicles. Our target company’s failure to compete effectively in this procurement environment could have a material adverse effect on our target company’s business, prospects, financial condition and results of operations.

Our contracts with the federal government and its agencies will be subject to audits and cost adjustments.

The federal government audits and reviews performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most government contractors, our acquired companies’ contract costs will be audited and reviewed on a continual basis. In addition, nonaudit reviews by the government may still be conducted on all their government contracts. An audit of work performed by our target company could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues our target company may have already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, our target company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, our acquired companies could suffer serious harm to reputation if allegations of impropriety were made.

Our target business may face inherent product liability or other liability risks which could result in a large claim against us.

Our target company may face the inherent risk of exposure to product liability and other liability claims resulting from the use of its products, especially to the extent such products will be depended upon in emergency, rescue and public safety situations that may involve physical harm or even death to individuals, as well as potential loss or damage to property. Despite quality control systems and inspection, there remains an ever-present risk of an accident resulting from a faulty manufacture or maintenance of products, or an act of an agent outside the control of the companies or their suppliers. A product liability claim, or other legal claims based on theories including personal injury or wrongful death, made against our target company could adversely affect its operations and financial condition. Although there may be insurance to cover the product liability claims, there is no assurance that the amount of coverage will be sufficient. Furthermore, we cannot assure you that our target company if engaged in the sale of so-called “anti-terrorism technologies” could avail itself of the liability protections intended to be afforded by the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, or the SAFETY Act.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our executive offices at 4100 North Fairfax Drive, Suite 1150, Arlington, VA 22203-1664 pursuant to an agreement (“lease agreement”) with Washington Capital Advisors, LLC, an affiliate of Mr. McMillen, our Chairman of the Board. We pay Washington Capital Advisors, LLC a maximum of $7,500 per month for this office space and general administrative services. We believe that our office facilities are suitable and adequate for our business as it is presently conducted. Originally we leased our executive offices from Global Defense Corporation, also an affiliate of Mr. McMillen. Global Defense Corporation assigned the lease agreement to Washington Capital Advisors, LLC on February 20, 2006.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITES

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols FAACU, FAAC and FAACW, respectively. Each of our units consists of one share of our common stock and two warrants. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the period indicated. The units commenced public trading on July 15, 2005 and the common stock and warrants commenced public trading on September 27, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. Prior to July 15, 2005, there was no established public trading market for our units. Prior to September 27, 2005, there was no established public trading market for our common stock or warrants.

	Units		Common		Warrants

	High	Low	High	Low	High	Low
Quarter ended
September 30, 2005	$6.055	$5.800	$5.075	$5.000	$0.500	$0.430
December 31, 2005	$6.090	$5.850	$5.235	$5.040	$0.510	$0.380

Holders of Common Equity

On March 28, 2006, there were one holder of record of our units, ten holders of record of our common stock and one holder of our warrants.

Dividends

We have not paid any dividends on our units or our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On March 9, 2005, we issued 1,750,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.014 per share, as follows:

Stockholders	Number of Shares
Washington Capital Advisors, LLC*	575,000
Harvey L. Weiss	575,000
David J. Mitchell	150,000
Donald L. Nickles	200,000
Asa Hutchinson	200,000
Paladin Homeland Security Fund, L.P.	24,765
Paladin Homeland Security Fund, L.P.	15,926
Paladin Homeland Security Fund, L.P.	5,553
Paladin Homeland Security Fund, L.P.	3,756

*C. Thomas McMillen, our Chairman of the Board, is the Chief Executive Officer and sole member of Washington Capital Advisors, LLC.

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in the Section 4(2) of the Securities Act of 1933 as they were sold to sophisticated, wealthy individuals or entities.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-123504), and which relates to the initial public offering of our units, was July 13, 2005. Each unit consists of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock. Pursuant to our registration statement, we also registered common stock and warrants. Each warrant is exercisable for one share of common stock. A total of 8,750,000 units, including 1,050,000 units to cover any over-allotments and 700,000 units to cover an option granted to Sunrise Securities Corp., a representation of our underwriter, were registered at a proposed maximum aggregate offering price of $53,550,000.

The offering was consummated and terminated on July 20, 2005. The managing underwriter for the offering was Sunrise Securities Corp. A total of 7,000,000 units were sold in the offering for an aggregate offering price of $42,000,000. On August 24, 2005, Sunrise Securities Corp. acquired an additional 800,000 units pursuant to an over-allotment option, generating gross proceeds of $4,800,000. Each of our units became separable into its constituent parts of common stock and warrants on September 27, 2005.

Our use of net proceeds from our initial public offering are as set forth in the following table:

Gross proceeds	$46,800,000
Offering expenses
Underwriting discount (6% of gross proceeds)	2,808,000
Underwriters’ non-accountable expense allowance	420,000
Legal fees and expenses (including blue sky services and expenses)	223,350
Underwriters’ reimbursable expenses	32,793
Miscellaneous expenses[1]	14,644
Printing and engraving expenses	36,116
Accounting fees and expenses	47,623
SEC registration fee	17,005
NASD registration fee	14,948
Transfer agent fee	2,000
Net proceeds
Held in trust	41,964,000
Not held in trust	1,219,521
Total net proceeds	$43,183,521

1Miscellaneous expenses include travel and entertainment expenses incurred in connection with our initial public offering and the reimbursement of our founders for out-of-pocket expenses incurred in connection with our initial public offering.

$41,964,000 of net proceeds were placed in a trust account, which has been invested in government securities, at JPMorgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee. These proceeds will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time.

We are currently paying Washington Capital Advisors, LLC, an affiliate of Mr. McMillen, a monthly fee of $7,500 for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by Washington Capital Advisors, LLC is at least as favorable as we could have obtained from an unaffiliated third party.

On July 20, 2005 and September 1, 2005, we used $70,000 of the available funds to repay Washington Capital Advisors, LLC and Messrs. Weiss and Mitchell, who had advanced us such amount to pay certain expenses related to our initial public offering.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the year ended December 31, 2005, we had total income of $525,430, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $393,888, consisting of $319,694 in formation and operating expenses and $74,194 in income tax expense. We had a net gain of $131,542 for the period.

For the period from December 20, 2004 (inception) through December 31, 2005, we had total income of $525,430, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $394,944, consisting of $320,750 in formation and operating expenses and $74,194 in income tax expense. We had a net gain of $130,486 for the period.

For the period from December 20, 2004 (inception) through December 31, 2004, we had $1,056 in formation and operating costs, resulting in a net loss of $1,056.

We consummated our initial public offering on July 20, 2005. Gross proceeds from our IPO were $42,000,000. On August 24, 2005, we sold an additional 800,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $4,800,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $43,183,521, of which $41,964,000 was deposited into the trust fund. The remaining proceeds ($1,219,521) were made available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We will use substantially all of the net proceeds of our initial public offering to acquire a target business in the homeland security industry, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through January 20, 2007, assuming that a business combination is not consummated during that time. Over this period, we anticipate approximately $75,000 of expenses for the due diligence and investigation of a target business, $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $135,000 for the administrative fee payable to Global Defense Corporation, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $567,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $67,500 for director and officer liability insurance premiums.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on July 20, 2005, we began incurring a fee from Global Defense Corporation, an affiliate of Mr. McMillen, our chairman of the board, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Arlington, Virginia. On February 20, 2006, Global Defense Corporation assigned its rights under the agreement pursuant to which we pay this fee to Washington Capital Advisors, LLC, also an affiliate of Mr. McMillen. We will incur this fee until we acquire a target business.

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  See Footnote 4 to the discussion of options and warrants.

ITEM 7.	FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
C. Thomas McMillen	53	Chairman of the Board, Director
Harvey L. Weiss	63	President, Chief Executive Officer, Secretary, Director
David J. Mitchell	44	Director
Donald L. Nickles	57	Director

C. Thomas McMillen has served as our Chairman of the Board since inception and has over 18 years of experience in government, finance and mergers and acquisitions. Mr. McMillen since August 2005, is also currently serving as the President, Chief Executive officer and Chairman of the Board of Homeland Security Capital Corporation, a consolidator of homeland security companies, that provides capital formation, management advice, and investments for developing companies. Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, in 2003, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. In addition, from October 2004 through July 2005, he served as a Chairman of the Board of Global Defense Corporation, a development stage company focused on acquiring companies in critical infrastructure security. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange-listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital Advisors, LLC, a merchant bank and one of our stockholders since 2003. He also served as Chairman of TPF Capital, its predecessor company, from 2001 through 2002. In 2004, Mr. McMillen and David Mitchell, one of our directors, became managing members of M&M Advisors LLC, which is the general partner of a leveraged fund in the process of formation. Mr. McMillen has also been an independent consultant throughout his career. From 1994 through February 1999, Mr. McMillen served as the Founder, Chief Executive Officer and Director of Nasdaq-listed Complete Wellness Centers, Inc., a medical multi-disciplinary clinic management company. Complete Wellness Centers, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey on March 19, 2001. A final decree was entered in the proceeding on August 19, 2003. Mr. McMillen was appointed by President Clinton to Co-Chair the President’s Council on Physical Fitness and Sports from 1993 to 1997. From 1987 through 1993, he served three consecutive terms in the United States House of Representatives from the 4th Congressional District of Maryland. Prior to that, Mr. McMillen played 11 years in the National Basketball Association. Mr. McMillen received a Bachelor of Science in chemistry from the University of Maryland, and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

Harvey L. Weiss has served as our Chief Executive Officer, President and a member of our Board since inception and has over 35 years of experience in the information technology and security market place. From 2002 to August 1, 2004, Mr. Weiss has been the Chief Executive Officer and President of System Detection, Inc., a software security company and is presently serving as a consultant. From 2000 to 2002, he served as President of Engineering Systems Solutions, Inc., a security and biometrics integration firm. During 1999, Mr. Weiss was the Chief Executive Officer and President of Global Integrity Corporation, a SAIC subsidiary specializing in information security and served as a Director until the company was sold in 2002. From 1996 to 1998, until sold to Network Associates, Inc, Mr. Weiss was President of the Commercial Division, Secretary, and Director of Trusted Information Systems, Inc., a Nasdaq-listed security network company. Prior to that time, from 1994 to 1996, Mr. Weiss served as President of Public Sector Worldwide Division for Unisys Corporation. From 1991 to 1993, Mr. Weiss was the Vice President of Sales and the President and Chief Operating Officer of Thinking Machines Corporation, a massively parallel processing company. Prior to that time, he served in various senior capacities in Digital Equipment Corporation. Mr. Weiss serves on the Board of Forterra Systems, Inc., a simulation company, is a member of the Brookings Institution Council, and is a trustee of Capitol College. Mr. Weiss received a Bachelor of Science in Mathematics from the University of Pittsburgh.

David J. Mitchell has served as a member of our Board since its inception and has over 20 years of investment, finance, and mergers and acquisition experience. Mr. Mitchell is President of Mitchell Holdings LLC, a New York-based merchant banking company he founded in January of 1991, and since June 2004, Managing Partner of Las Vegas Land Partners LLC, a real estate development firm. In 2004, Mr. Mitchell and C. Thomas McMillen, one of our directors, became managing members of M&M Advisors LLC, which is the general partner of a leveraged fund in the process of formation. From 1996 until the business was sold to American Express in August 1998, Mr. Mitchell was the Founder and Co-Chief Executive Officer of Americash LLC. Mr. Mitchell served as a Director of Kellstrom Industries from its inception until January 2002. Kellstrom Industries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on February 26, 2002. A Form 8-K filed by Kellstrom Industries with the SEC on July 17, 2002 stated that Kellstrom Industries completed the U.S. Bankruptcy Court-approved sale of substantially all of its assets to Kellstrom Aerospace, LLC, an entity controlled by Inverness Management LLC on that date. Publicly available information indicates that the bankruptcy proceeding is still pending. From October 1999 until March 2002, Mr. Mitchell was a director of Direct Furniture Inc. Direct Furniture filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Manhattan) on March 18, 2002. On March 20, 2002, the Court appointed a Chapter 11 trustee who continues to manage Direct Furniture’s assets. Mr. Mitchell served as a director of Centerpoint Corporation (including its predecessor companies) from October 1996 until January 2003 and, along with other directors, was named as a defendant in a shareholder derivative and class action brought by TCMP 3 Partners LLP in the Court of Chancery of the State of Delaware, New Castle County. That shareholder derivative and class-action suit alleges, among other things, breach of fiduciary duty, waste of corporate assets, and fraudulent and/or negligent misrepresentations on the part of Centerpoint’s directors. Mr. Mitchell believes the allegations are without merit and intends to vigorously defend the litigation. Prior to 1991, Mr. Mitchell held various senior positions at New York Stock Exchange member firms. From 1988 to 1990, he was a Managing Director and Principal of Rodman & Renshaw, Inc., and from 1985 to 1988, he was a Managing Director of Laidlaw Adams & Peck, Inc. Previous to 1985, Mr. Mitchell was with Bear Stearns and Oppenheimer & Co.

Donald L. Nickles has been a member of our board of directors since February 2005 and currently serves as a member of the board of directors of Chesapeake Energy Corporation and Valero Energy Corporation. In 2005 after his retirement from the United States Senate, Senator Nickles founded and is currently Chairman and Chief Executive Officer of The Nickles Group, LLC, a consulting and business venture firm headquartered in Washington, D.C.  Senator Nickles was elected to the United States Senate in 1980 where he represented the state of Oklahoma and held numerous leadership positions including Assistant Republican Leader from 1996 to 2002 and Chairman of the Senate Budget Committee from 2003 to 2004. Senator Nickles also served on the Energy and Natural Resources Committee and the Finance Committee. While serving in the Unites States Senate, Senator Nickles was instrumental in several key areas of legislation including securing Senate passage of the Homeland Security Act of 2002, the legislation creating the Department of Homeland Security and the 2003 Tax Relief Act. Prior to his service in the United States Senate, Senator Nickles served in the Oklahoma State Senate from 1979 to 1980 and worked at Nickles Machine Corporation in Ponca City, Oklahoma becoming vice president and general manager. Senator Nickles served in the National Guard from 1970 to 1976 and graduated from Oklahoma State University in 1971.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of David J. Mitchell, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Harvey L. Weiss and Donald L. Nickles, will expire at the second annual meeting. The term of office of the third class of directors, consisting of C. Thomas McMillen, will expire at the third annual meeting.

Audit Committee

We are not currently an operating company and, therefore, have not established an audit committee nor determined whether we have an audit committee financial expert. At the time of a business combination, we intend to establish an audit committee that is composed of independent members of our board of directors and, in connection therewith, intend to seek an audit committee financial expert. Currently, our full Board of Directors carries out the functions customarily undertaken by an audit committee.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our officers and directors, which is filed as an exhibit to this Annual Report on Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. To our knowledge, all such persons timely filed their respective reports during the year ended December 31, 2005, except that Harvey Weiss filed one report of four transactions after such transactions due date.

ITEM 10.	EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered. We currently pay $7,500 per month to Washington Capital Advisors, LLC, an affiliate of Mr. McMillen, for office space and general administrative services. This arrangement was agreed to by Washington Capital Advisors, LLC, as the successor-in-interest to Global Defense Corporation, for our benefit and is not intended to provide Mr. McMillen compensation in lieu of salary. We believe, based on rents and fees for similar services in the Washington D.C. metropolitan area, that the fee charged by Washington Capital Advisors, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving these transactions. Upon completion of a business combination or our liquidation, we will no longer be required to pay this monthly fee. No other executive officer or director has a relationship with or interest in Washington Capital Advisors, LLC. Other than this $7,500 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, our officers and directors, or any affiliates of our officers or directors, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Our entire board of directors made decisions relating to the compensation of our executive officers described above. There are no interlocks with other companies.

During the fiscal year ended December 31, 2005, the directors did not receive any cash compensation for their service as members of the board of directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 22, 2006 in respect of beneficial ownership of our common stock by each director, by each named executive officer and by all directors and executive officers as a group, and each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the address of each of the below is 4100 North Fairfax Dr., Suite 1150, Arlington, Virginia 22203-1664.

Name	Shares Beneficially Owned	% of Outstanding Shares
C. Thomas McMillen*	575,000	6.0%
Harvey L. Weiss	575,000	6.0%
David J. Mitchell	150,000	1.6%
Donald L. Nickles	200,000	2.1%
All directors and executive officers as a group	1,500,000	15.7%
Amaranth LLC**	903,220(1)	9.5%
Satellite Advisors, L.L.C./Satellite Asset Management, L.P.***	950,437(2)	9.9%

*	Includes 575,000 shares held by Washington Capital Advisors, LLC, of which Mr. McMillen is the Chief Executive Officer and sole member
**	c/o Amaranth Advisors L.L.C., One American Lane, Greenwich, Connecticut 06831
***	623 Fifth Avenue, 19th Floor, New York, New York 10022

(1)	As reported in a Schedule 13G/A dated February 3, 2006, and filed with the SEC on February 3, 2006

(2)	As reported in a Schedule 13G/A dated February 15, 2006, and filed with the SEC on February 15, 2006

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 9, 2005, we issued 1,750,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.014 per share, as follows:

Name	Number of Shares	Relationship to Us
Washington Capital Advisors, LLC	575,000	Stockholder
Harvey L. Weiss	575,000	Chief Executive Officer, President, Secretary and Director
David J. Mitchell	150,000	Director
Donald L. Nickles	200,000	Director
Asa Hutchinson	200,000	Stockholder and Special Advisor
Paladin Homeland Security Fund, L.P.	24,765	Stockholder
Paladin Homeland Security Fund, L.P.	15,926	Stockholder
Paladin Homeland Security Fund, L.P.	5,553	Stockholder
Paladin Homeland Security Fund, L.P.	3,756	Stockholder

All of the shares of our common stock outstanding prior to our initial public offering (“initial shares”) and held by the above stockholders (“initial stockholders”) have been placed in escrow with Continental Transfer & Trust Company, as escrow agent, until the earliest of:

•	July 13, 2008;

•	our dissolution and liquidation; or

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the initial stockholders will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit or otherwise as provided in the stock escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

Pursuant to an agreement with the underwriters of our initial public offering, C. Thomas McMillen, our Chairman, and Harvey Weiss, our Chief Executive Officer, President, Secretary and a member of our Board of Directors, or certain of their affiliates or designees, have collectively purchased 600,000 warrants in the public marketplace at prices not exceeding $.70 per warrant. Messrs. McMillen and Weiss further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of a business combination.

The holders of the majority of the initial shares are entitled to make up to two demands that we register the initial shares. The holders of the majority of the initial shares may elect to exercise these registration rights at any time after the date on which the initial shares are released from escrow, which, except in limited circumstances, is not before July 13, 2008. In addition, the initial stockholders have certain “piggyback” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

We are paying Washington Capital Advisors, LLC, an affiliate of Mr. McMillen, $7,500 per month for office space and general administrative services. This arrangement was agreed to by Washington Capital Advisors, LLC, the successor-in-interest to Global Defense Corporation, also an affiliate of Mr. McMillen, for our benefit and is not intended to provide Mr. McMillen compensation in lieu of salary. We believe, based on rents and fees for similar services in the Washington D.C. metropolitan area, that the fee charged by Washington Capital Advisors, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction. Upon completion of a business combination or our liquidation, we will no longer be required to pay this monthly fee.

Washington Capital Advisors, Mr. Weiss, and Mr. Mitchell advanced a total of $70,000 to us to cover costs related to our initial public offering. These loans were repaid from the proceeds of our initial public offering not placed in trust.

We have agreed to reimburse the initial stockholders, officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005).
3.2	By-laws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.
4.5	Unit Purchase Option
10.1	Letter Agreement among the Company, Sunrise Securities Corp. and C. Thomas McMillen
10.2	Letter Agreement among the Company, Sunrise Securities Corp. and Harvey L. Weiss
10.3	Letter Agreement among the Company, Sunrise Securities Corp. and David J. Mitchell
10.4	Letter Agreement among the Company, Sunrise Securities Corp. and Donald L. Nickles
10.5
Agreement among the Company, Sunrise Securities Corp. and Paladin Homeland Security Fund, L.P., Paladin Homeland Security Fund (NY City), L.P., Paladin Homeland Security Fund (CA), L.P. and Paladin Homeland Security Fund (Cayman Islands), L.P.

10.6	Letter Agreement among the Company Sunrise Securities Corp. and Asa Hutchinson.
10.7	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.
10.8	Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders
10.9	Registration Rights Agreement among the Company and the Initial Stockholders.
10.10	Warrant Purchase Agreement between C. Thomas McMillen, Harvey L. Weiss and Sunrise Securities Corp.
10.11	Letter Agreement between the Company and Global Defense Corp.
10.12
Agreement and Plan of Merger among Fortress America Acquisition Corporation and FAAC Merger Corporation dated June 29, 2005 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement No. 333-123504, effective July 13, 2005).

14	Code of Ethics
31	Certification by Principal Executive and Financial Officer
32	Certification of Principal Executive and Financial Officer 18 U.S.C. 1350

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed by Goldstein Golub Kessler LLP for services rendered to us in 2005 were as follows (we did not pay any fees to Golub Kessler LLP for services that fall under the categories “Audit-Related Fees,” “Tax Fees” or “All Other Fees,” as such categories are defined in the rules promulgated by the Securities and Exchange Commission):

Audit Fees

Fees incurred in connection with our initial public offering, the review of our quarterly financial statements, and services provided in connection with the our statutory and regulatory filings in respect of year ended December 31, 2005, $47,623.

Pre-Approval of Fees

We do not have an audit committee because we are not currently an operating company. Accordingly, our full board of directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. As discussed above, no such services were approved in 2005. Through September 30, 2005, Goldstein Golub Kessler LLP (the Firm) had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). The Firm has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS AMERICA ACQUISITION CORPORATION

By:	/s/ Harvey L. Weiss
Harvey L. Weiss
President, Chief Executive Officer and Secretary
Date: March 31, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ C. Thomas McMillen	Chairman	March 31, 2006
C. Thomas McMillen

/s/ Harvey L. Weiss	President and Chief Executive Officer	March 31, 2006
Harvey L. Weiss	(principal executive and financial and accounting officer)

/s/ David J. Mitchell	Director	March 31, 2006
David J. Mitchell

/s/ Donald L. Nickles	Director	March 31, 2006
Donald L. Nickles

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fortress America Acquisition Corporation

We have audited the accompanying balance sheet of Fortress America Acquisition Corporation (a corporation in the development stage) as of December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the period from December 20, 2004 (inception) to December 31, 2004, and the cumulative period from December 20, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortress America Acquisition Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, the period from December 20, 2004 (inception) to December 31, 2004 and the cumulative period from December 20, 2004 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Fortress America Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may face a mandatory liquidation by July 20, 2006 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 27, 2006

Fortress America Acquisition Corporation
(a corporation in the development stage)

Balance Sheet

December 31, 2005

Assets
Current assets:
Cash	$992,547
Investments held in Trust Fund	42,603,801
Prepaid expenses	50,165
Total current assets	43,646,513
Deferred tax asset	132,000
Total assets	$43,778,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$105,308
Income taxes payable	206,194
Deferred interest on investments	127,904
Total current liabilities	439,406

Common stock, subject to possible conversion, 1,559,220 shares at conversion value	8,388,604

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 9,550,000 shares (which includes 1,559,220 subject to possible conversion) and 1,250,000 shares respectively	955
Additional paid-in capital	34,819,062
Income (deficit) accumulated during the development stage	130,486
Total stockholders' equity	34,950,503
Total liabilities and stockholders' equity	$43,778,513

The accompanying notes should be read in conjunction with the financial statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Statement of Operations

	For the Year Ended December 31, 2005	For the Period December 20, 2004 (inception) to December 31, 2004	For the Period December 20, 2004 (inception) to December 31, 2005
Income:
Net interest income	$525,430	$-	$525,430
Total income	525,430	-	525,430
Expenses:
Formation and operating costs	319,694	1,056	320,750

Net income (loss) for the period before income taxes	205,736	(1,056)	204,680

State and federal income taxes	74,194	-	74,194

Net income (loss) for the period	$131,542	$(1,056)	$130,486

Weighted average number of shares outstanding - basic and diluted	5,107,534	1,250,000	4,984,748

Net income (loss) per share - basic and diluted	$.03	$(.00)	$.03

The accompanying notes should be read in conjunction with the financial statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders' Equity
For the period from December 20, 2004 (inception) to December 31, 2005

	Common Stock		Addition paid-in	Income (Deficit) Accumulated During the Development	Total Stockholders’
	Shares	Amount	capital	Stage	Equity
Common shares issued December 20, 2004 at $.02 per share	1,250,000	$125	$24,875		$25,000

Net loss for the period				$(1,056)	(1,056)
Balance at December 31, 2004	1,250,000	125	24,875	(1,056)	23,944

Redemption of common stock	(1,250,000)	(125)	(24,875)		(25,000)

Common shares issued March 9, 2005 at $0.01429 per share	1,750,000	175	24,825		25,000

Common shares issued July 20, 2005, net of underwriters’ discount and offering expenses (includes 1,399,300 shares subject to possible conversion)	7,000,000	700	38,687,329		38,688,029
Common shares issued August 24, 2005, net of underwriters’ discount and offering expenses (includes 159,920 shares subject to possible conversion)	800,000	80	4,495,412		4,495,492
Proceeds subject to possible conversion of 1,559,220 shares			(8,388,604)		(8,388,604)
Proceeds from issuance of option			100		100
Net income for the period				131,542	131,452
Balance at December 31, 2005	9,550,000	$955	$34,819,062	$130,486	$34,950,503

The accompanying notes should be read in conjunction with the financial statements.

Fortress America Acquisition Corporation

(a corporation in the development stage)

Statement of Cash Flows

	For the Year Ended December 31, 2005	For the period December 20, 2004 (inception) to December 31, 2004	For the period December 20, 2004 (inception) to December 31, 2005
Cash flow from operating activities
Net income (loss)	$131,542	$(1,056)	$130,486
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(132,000)		(132,000)
Interest income on treasury bills	(639,801)	-	(639,801)
Increase in prepaid expenses	(50,165)	-	(50,165)
Increase in accounts payable and accrued expenses	104,252	1,056	105,308
Increase in income taxes payable	206,194	-	206,194
Increase in deferred interest	127,904	-	127,904
Net cash used in operating activities	(252,074)	-	(252,074)

Cash flows from investing activities
Investments placed in Trust Fund	(41,964,000)	-	(41,964,000)
Net cash used in investing activities	(41,964,000)	-	(41,964,000)

Cash flows from financing activities
Gross proceeds of public offering, including over-allotment option exercise	46,800,000	-	46,800,000
Proceeds of issuance of option	100	-	100
Proceeds of notes payable, stockholders	57,500	12,500	70,000
Payment of notes payable, stockholders	(70,000)	-	(70,000)
Proceeds from sales of shares of common stock	25,000	25,000	50,000
Redemption of common stock	(25,000)	-	(25,000)
Payment of costs of public offering, including over-allotment option exercise	(3,603,979)	(12,500)	(3,616,479)

Net cash provided by financing activities	43,183,621	25,000	43,208,621

Net increase in cash	967,547	25,000	992,547
Cash at beginning of the period	25,000	0	-
Cash at the end of the period	$992,547	25,000	$992,547

The accompanying notes should be read in conjunction with the financial statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Notes to Financial Statements

1. Organization and Proposed Business Operations
Fortress America Acquisition Corporation (the “Company”) was incorporated in Delaware on December 20, 2004 as a blank check company, the objective of which is to acquire one or more operating businesses in the homeland security industry.

The Company was formed on December 20, 2004 and consummated an initial public offering (“IPO”) on July 20, 2005. In addition, on August 24, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”), generating total net proceeds of $43,183,521. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the homeland security industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately $41,964,000 of the net proceeds was deposited in a trust fund account (“Trust Fund”) and has been invested in Treasury Bills until the earlier of (i) the consummation of its first Business Combination; or (ii) the liquidation of the Company. The Treasury Bills have been accounted for as trading securities and are recorded at their market value of approximately $42,603,801 at December 31, 2005. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statement of operations. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. All of the Company stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s first Business Combination, all of these voting safeguards will no longer be applicable.

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

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying December 31, 2005 balance sheet and 19.99% of the related interest earned has been recorded as deferred interest.

The Company’s Certificate of Incorporation, as amended, provides for the mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering, or 18 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering.

Fortress America Acquisition Corporation
(a corporation in the development stage) (continued)
Notes to Unaudited Financial Statements

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock (consisting of 15,600,000 warrants included in the units issued in the initial public offering and 700,000 units issued to the underwriters as described in Note 4) has not been included in the computations for all periods as the effect would be antidilutive.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006.  The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Notes Payable-Stockholders
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

3. Commitment
Commencing January 1, 2005, the Company occupied office space from, and had certain office and secretarial services made available to it by, an unaffiliated third party. Rent expense under this agreement for each of the periods from December 20, 2004 (inception) to December 31, 2005 and for the year ended December 31, 2005 was $1,362. The rental agreement expired June 30, 2005.

Commencing on the consummation of the Offering, the Company occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition or a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services. Rent expense under this agreement amounted to $37,500 during the periods ended December 31, 2005.

4. Initial Public Offering
On July 20, 2005, the Company sold 7,000,000 units ("Units") in the IPO. On August 24, 2005 the Company sold an additional 800,000 Units pursuant to the Over-Allotment Option Exercise. Each Unit consists of one share of the. Company's common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 (which such Warrant may be exercised on a cashless basis) commencing the later of (a) one year from the effective date of the IPO; or (b) the completion of a Business Combination with a target business and expiring four years from the date of the prospectus (unless earlier redeemed). The Warrant will be redeemable, upon written consent of the representative of the underwriters, at a price of $0.01 per Warrant upon 30 days notice after the Warrant becomes exercisable, only in the event that (a) the last sales price of the common stock is at least $8.50 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to date on which notice of redemption is given and (b) the weekly trading volume of our common stock has been at least 200,000 shares for each of the 2 calendar weeks before the Company sends the notice of redemption.

In addition, the Company sold to Sunrise Securities Corporation, for $100, an option to purchase up to a total of 700,000 units. The units issuable upon exercise of this option are identical to those offered in the Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6,25. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. In lieu of exercise, the option maybe converted into units (i.e., a "cashless exercise") to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder.

The sale of the option is accounted for as an equity transaction. Accordingly, there is no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $3.075 per unit, or $2,152,500 total, using an expected life of four years, volatility of 75.19% and a risk-free interest rate of 3.922%.

The volatility calculation of 75.19% is based upon the 365-day average volatility of a representative sample of seven (7) companies with market capitalizations under $250 million that management believes could be considered to be engaged in a business in the homeland security industry (the "Sample Companies"). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the 365-day average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business 'combination within the prescribed time period and liquidates, the option would become worthless.

Although the purchase option and its underlying securities have been registered, the purchase option grants to holders demand and "piggyback" rights for periods of five and seven years, respectively, from the date of the prospectus with respect to the registration under the Securities Act of 1933 of the securities directly and indirectly issuable upon exercise of the purchase option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the purchase option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company's recapitalization, reorganization, merger or consolidation. However, the purchase option will not be adjusted for issuances of common stock at a price below its exercise price.

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

At August 24, 2005, 17,700,000 shares of Common Stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

Fortress America Acquisition Corporation
(a corporation in the development stage) (continued)
Notes to Unaudited Financial Statements

6. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Income Taxes	The provision for income taxes consists of the following:
		For the period ended December 31,
		2005	2004
	Current:
	Federal	$202,163	$-
	State	4,031	-
	Deferred:
	Federal	(132,000)	-
		$74,194	$-

	The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	For the period ended
	December 31,
	2005	2004
Federal statutory rate	34%	(34)%

State tax, net of income tax benefit	2	-

Valuation allowance	-	34

	36%	-

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

December 31,
2005
Interest income deferred for reporting purposes	43,000

Expenses deferred for income tax purposes	89,000

Subtotal	132,000

Valuation allowance	-

Net deferred tax asset	$132,000