Form 10QSB
period 2006-03-31
Fortress America Acquisition CORP
filed 2006-05-12
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51426

Fortress America Acquisition Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2027651
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of May 1, 2006, 9,550,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes  ☐    No  ☒

Fortress America Acquisition Corporation
(a corporation in the development stage)

Condensed Balance Sheet

	March 31, 2006 (unaudited)	December 31, 2005

Assets
Current assets:
Cash	$871,760	$992,547
Investments held in Trust Fund	43,047,747	42,603,801
Prepaid expenses	26,164	50,165
Total current assets	43,945,671	43,646,513
Deferred tax asset	217,070	132,000
Total assets	$44,162,741	$43,778,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$130,362	$105,308
Income taxes payable	354,286	206,194
Deferred interest on investments	216,649	127,904
Total current liabilities	701,297	439,406

Common stock, subject to possible conversion, 1,559,220 shares at conversion value	8,388,604	8,388,604

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 9,550,000 shares (which includes 1,559,220 subject to possible conversion) and 1,250,000 shares respectively	955	955
Additional paid-in capital	34,819,062	34,819,062
Income accumulated during the development stage	252,823	130,486
Total stockholders' equity	35,072,840	34,950,503
Total liabilities and stockholders' equity	$44,162,741	$43,778,513

See Notes to Unaudited Condensed Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Condensed Statement of Operations
(unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period December 20, 2004 (inception) to March 31, 2006
Income:
Net interest income	$361,561	$-	$886,991
Total income	361,561	-	886,991
Expenses:
Formation and operating costs	176,202	566	496,952

Net income (loss) for the period before income taxes	185,359	(566)	390,039

State and federal income taxes	63,022	-	137,216

Net income (loss) for the period	$122,337	$(566)	$252,823

Weighted average number of shares outstanding - basic and diluted	9,550,000	1,372,222	5,874,464

Net income (loss) per share - basic and diluted	$.01	$(.00)	$.04

See Notes to Unaudited Condensed Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
For the period from December 20, 2004 (inception) to March 31, 2006

			Addition	Income (Deficit) Accumulated During the
	Common Stock		paid-in	Development
	Shares	Amount	capital	Stage	Total
Common shares issued December 20, 2004 at $.02 per share	1,250,000	$125	$24,875		$25,000
Net Loss				$(1,056)	(1,056)
Balance at December 31, 2004	1,250,000	125	24,875	(1,056)	23,944

Redemption of common stock	(1,250,000)	(125)	(24,875)		(25,000)
Common shares issued March 9, 2005 at $0.01429 per share	1,750,000	175	24,825		25,000
Common shares issued July 20, 2005, net of underwriters’ discount and offering expenses (includes 1,399,300 shares subject to possible conversion)	7,000,000	700	38,687,329		38,688,029
Common shares issued August 24, 2005, net of underwriters’ discount and offering expenses (includes 159,920 shares subject to possible conversion)	800,000	80	4,495,412		4,495,492
Proceeds subject to possible conversion of 1,559,220 shares			(8,388,604)		(8,388,604)
Proceeds from issuance of option			100		100
Net Income				131,542	131,542
Balance at December 31, 2005	9,550,000	955	34,819,062	130,486	34,950,503

Unaudited:
Net income				122,337	122,337
Balance at March 31, 2006	9,550,000	$955	$34,819,062	$252,823	$35,072,840

See Notes to Unaudited Condensed Financial Statements

Fortress America Acquisition Corporation

(a corporation in the development stage)

Condensed Statement of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the period December 20, 2004 (inception) to March 31, 2006
Cash flow from operating activities
Net income (loss)	$122,337	$(566)	$252,823
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(85,070)	-	(217,070)
Interest income on treasury bills	(443,946)	-	(1,083,747)
Decrease (Increase) in prepaid expenses	24,001	-	(26,164)
Increase in accounts payable and accrued expenses	25,054	-	130,362
Increase in income taxes payable	148,092	-	354,286
Increase in deferred interest	88,745	-	216,649
Net cash used in operating activities	(120,787)	(566)	(372,861)

Cash flows from investing activities
Investments placed in Trust Fund	-	-	(41,964,000)
Net cash used in investing activities	-	-	(41,964,000)

Cash flows from financing activities
Gross proceeds of public offering, including over-allotment option exercise	-	-	46,800,000
Proceeds of issuance of option	-	-	100
Proceeds from notes payable, stockholders	-	47,500	70,000
Payment of notes payable, stockholders	-	-	(70,000)
Proceeds from sale of shares of common stock	-	-	50,000
Redemption of common stock	-	-	(25,000)
Payment of costs of public offering, including over-allotment option exercise	-	-	(3,616,479)
Payment of deferred offering costs		(61,304)	-
Advances from stockholder	-	437	-
Net cash (used in) provided by financing activities	-	(13,367)	43,208,621

Net (decrease) increase in cash	(120,787)	(13,933)	871,760
Cash at beginning of the period	992,547	25,000	-
Cash at the end of the period	$871,760	$11,067	$871,760

See Notes to Unaudited Condensed Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

1. Organization and Proposed Business Operations
Fortress America Acquisition Corporation (the “Company”) was incorporated in Delaware on December 20, 2004 as a blank check company, the objective of which is to acquire one or more operating businesses in the homeland security industry. The Company has elected December 31 as its fiscal year-end.

The financial statements at March 31, 2006 and for the periods from inception to March 31, 2006 and the three months ended March 31, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations for the three month period ended March 31, 2006 and 2005 and for the period from December 20, 2004 (inception) through March 31, 2006, and its cash flows for the three month period ended March 31, 2006 and for the period from December 20, 2004 (inception) through March 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

The Company was formed on December 20, 2004 and consummated an initial public offering (“IPO”) on July 20, 2005. In addition, on August 24, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”). The Offering generated total net proceeds of $43,183,521. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the homeland security industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately $41,964,000 of the net proceeds was deposited in a trust fund account (“Trust Fund”) and has been invested in Treasury Bills until the earlier of (i) the consummation of its first Business Combination; or (ii) the liquidation of the Company. The Treasury Bills have been accounted for as trading securities and are recorded at their market value of approximately $43,048,000 at March 31, 2006. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statement of operations. The proceeds not deposited into the Trust Fund may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. All of the Company stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s first Business Combination, all of these voting safeguards will no longer be applicable.

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

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheets and 19.99% of the related interest earned has been recorded as deferred interest.

The Company’s Amended and Restated Certificate of Incorporation provides for the mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering, or 18 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering.

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

2. Commitment
Commencing January 1, 2005, the Company occupied office space from, and had certain office and secretarial services made available to it by, an unaffiliated third party. Rent expense under this agreement for each of the periods from December 20, 2004 (inception) to March 31, 2006 and from January 1, 2006 to March 31, 2006 amounted to $1,362 and $0, respectively. The rental agreement expired June 30, 2005.

Commencing on the consummation of the Offering, the Company occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition or a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services. Rent expense under this agreement for each of the periods from December 20, 2004 (inception) to March 31, 2006 and from January 1, 2006 to March 31, 2006 amounted to $60,000 and $22,500, respectively.

3. Common Stock
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

Fortress America Acquisition Corporation
(a corporation in the development stage) (continued)
Notes to Unaudited Financial Statements

4. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-Q and the documents incorporated by reference into the Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Introduction

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

Three month period ended March 31, 2006 compared to three month period ended March 31, 2005

For the three months ended March 31, 2006, we had total income of $361,561, consisting of net interest income on investments held in trust and on cash balances maintained. We had no income for the three month period ended March 31, 2005.

Total expenses for the three month period ended March 31, 2006 were $239,224, consisting of $176,202 in operating expenses and $63,022 in income tax expense. We had a net gain of $122,337 for this period. For the three month period ended March 31, 2005, total expenses were $566, consisting of formation expenses. We had a net loss of $566 for this period.

Period from December 20, 2004 (inception) through March 31, 2006

For the period from December 20, 2004 (inception) through March 31, 2006, we had total income of $886,991, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $634,168, consisting of $496,952 in formation and operating expenses and $137,216 in income tax expense. We had a net gain of $252,823 for the period.

General

We consummated our IPO on July 20, 2005. Gross proceeds from our IPO were $42,000,000. On August 24, 2005, we sold an additional 800,000 units pursuant to the underwriters’ over-allotment option, raising additional gross proceeds of $4,800,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $43,183,521, of which $41,964,000 was deposited into the trust fund. The remaining proceeds ($1,219,521) were made available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 6: EXHIBITS

(a)	Exhibits:

3.1
Amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC on July 5, 2005).

3.2	By-laws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-123504) filed with the SEC on March 23, 2005).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.

31	Section 302 Certification by Principal Executive and Financial Officer

32	Section 906 Certification by Principal Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS AMERICA ACQUISITION CORPORATION
Dated: May 12, 2006
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
4.4
Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

31	Section 302 Certification by Principal Executive and Financial Officer
32	Section 906 Certification by Principal Executive and Financial Officer