Form 10QSB
period 2006-06-30
Fortress America Acquisition CORP
filed 2006-08-14
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒  No ☐

As of August 1, 2006, 9,550,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes ☐  No ☒

Fortress America Acquisition Corporation
(a corporation in the development stage)

Condensed Balance Sheet

	June 30, 2006 (unaudited)	December 31, 2005

Assets
Current assets:
Cash	$217,732	$992,547
Investments held in Trust Fund	43,557,243	42,603,801
Prepaid expenses	11,250	50,165
Total current assets	43,786,225	43,646,513

Deferred acquisition costs	75,000	-
Deferred tax asset	314,315	132,000
Total assets	$44,175,540	$43,778,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$43,084	$105,308
Income taxes payable	212,606	206,194
Deferred interest on investments	318,497	127,904
Total current liabilities	574,187	439,406

Common stock, subject to possible conversion, 1,559,220 shares at conversion value	8,388,604	8,388,604

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 9,550,000 shares (which includes 1,559,220 subject to possible conversion)	955	955
Additional paid-in capital	34,819,062	34,819,062
Income accumulated during the development stage	392,732	130,486
Total stockholders' equity	35,212,749	34,950,503
Total liabilities and stockholders' equity	$44,175,540	$43,778,513

See Notes to Unaudited Condensed Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Condensed Statement of Operations
(unaudited)

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	For the Period December 20, 2004 (inception) to June 30, 2006
Income:
Net interest income	$410,904	$772,465	$-	$-	$1,297,895
Total income	410,904	772,465	-	-	1,297,895
Expenses:
Formation and operating costs	198,920	375,122	1,080	1,646	695,872

Net income (loss) for the period before income taxes	211,984	397,343	(1,080)	(1,646)	602,023

SState and federal income taxes	72,075	135,097	-	-	209,291

Net income (loss) for the period	$139,909	$262,246	$(1,080)	$(1,646)	$392,732

Weighted average number of shares outstanding - basic and diluted	9,550,000	9,550,000	1,750,000	1,562,155	6,474,955

Net income (loss) per share - basic and diluted	$.01	$.03	$(.00)	$(.00)	$.06

See Notes to Unaudited Condensed Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
For the period from December 20, 2004 (inception) to June 30, 2006

	Common Stock		Additional paid-in	Income (Deficit) Accumulated During the Development
	Shares	Amount	capital	Stage	Total

Common shares issued December 20, 2004 at $.02 per share	1,250,000	$125	$24,875		$25,000
Net Loss				$(1,056)	(1,056)
Balance at December 31, 2004	1,250,000	125	24,875	(1,056)	23,944

Redemption of common stock	(1,250,000)	(125)	(24,875)		(25,000)
Common shares issued March 9, 2005 at $0.01429 per share	1,750,000	175	24,825		25,000
Common shares issued July 20, 2005, net of underwriters’ discount and offering expenses (includes 1,399,300 shares subject to possible conversion)	7,000,000	700	38,687,329		38,688,029
Common shares issued August 24, 2005, net of underwriters’ discount and offering expenses (includes 159,920 shares subject to possible conversion)	800,000	80	4,495,412		4,495,492
Proceeds subject to possible conversion of 1,559,220 shares			(8,388,604)		(8,388,604)
Proceeds from issuance of option			100		100
Net Income				131,542	131,542
Balance at December 31, 2005	9,550,000	955	34,819,062	130,486	34,950,503

Unaudited:
Net income				262,246	262,246
Balance at June 30, 2006	9,550,000	$955	$34,819,062	$392,732	$35,212,749

See Notes to Unaudited Condensed Financial Statements

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the period December 20, 2004 (inception) to June 30, 2006
Cash flow from operating activities
Net income (loss)	$262,246	$(1,646)	$392,732
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(182,315)	-	(314,315)
Interest income on treasury bills	(953,442)	-	(1,593,243)
Decrease (Increase) in prepaid expenses	38,915	-	(11,250)
(Decrease) Increase in accounts payable and accrued expenses	(62,224)	-	43,084
Increase in income taxes payable	6,412	-	212,606
Increase in deferred interest	190,593	-	318,497
Net cash used in operating activities	(699,815)	(1,646)	(951,889)

Cash flows from investing activities
Payment of deferred acquisition costs	(75,000)		(75,000)
Investments placed in Trust Fund	-	-	(41,964,000)
Net cash used in investing activities	(75,000)	-	(42,039,000)

Cash flows from financing activities
Gross proceeds of public offering, including over-allotment option exercise	-	-	46,800,000
Proceeds of issuance of option	-	-	100
Proceeds from notes payable, stockholders	-	57,500	70,000
Payment of notes payable, stockholders	-	-	(70,000)
Proceeds from sale of shares of common stock	-	25,000	50,000
Redemption of common stock	-	(25,000)	(25,000)
Payment of costs of public offering, including over-allotment option exercise	-	-	(3,616,479)
Payment of deferred offering costs		(80,204)	-
Advances from stockholder	-	1,517	-
Net cash (used in) provided by financing activities	-	(21,187)	43,208,621

Net (decrease) increase in cash	(774,815)	(22,833)	217,732
Cash at beginning of the period	992,547	25,000	-
Cash at the end of the period	$217,732	$2,167	$217,732

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

The financial statements at June 30, 2006 and for the periods from inception to June 30, 2006 and the three and six month periods ended June 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006, the results of its operations for the three and six month periods ended June 30, 2006 and 2005 and for the period from December 20, 2004 (inception) through June 30, 2006, and its cash flows for the six month period ended June 30, 2006 and for the period from December 20, 2004 (inception) through June 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

The Company was formed on December 20, 2004 and consummated an initial public offering (“IPO”) on July 20, 2005. In addition, on August 24, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”). The Offering generated total net proceeds of $43,183,521. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the homeland security industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately $41,964,000 of the net proceeds was deposited in a trust fund account (“Trust Fund”) and has been invested in Treasury Bills until the earlier of (i) the consummation of its first Business Combination; or (ii) the liquidation of the Company. The Treasury Bills have been accounted for as trading securities and are recorded at their market value of approximately $43,557,243 at June 30, 2006. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statement of operations. The proceeds not deposited into the Trust Fund may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. All of the Company stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s first Business Combination, all of these voting safeguards will no longer be applicable.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine the effects, if any, on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Commitment
Commencing January 1, 2005, the Company occupied office space from, and had certain office and secretarial services made available to it by, an unaffiliated third party. Rent expense under this agreement for each of the periods from December 20, 2004 (inception) to June 30, 2006 and from January 1, 2006 to June 30, 2006 amounted to $1,362 and $0, respectively. The rental agreement expired June 30, 2005.

Commencing on the consummation of the Offering, the Company occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition or a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services. Rent expense under this agreement for each of the periods from December 20, 2004 (inception) to June 30, 2006 and from January 1, 2006 to June 30, 2006 amounted to $82,500 and $45,000, respectively.

3. Proposed Acquisition
On June 5, 2006, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with VTC, L.L.C. (“VTC”), Vortech, LLC (together with VTC, the “Acquisition Companies”), Thomas P. Rosato (“Rosato”) and Gerard J. Gallagher (together with Rosato, the “Members”), pursuant to which the Company will acquire (the “Acquisition”) all of the issued and outstanding membership units of the Acquisition Companies from the Members.

On June 26, 2006, the Company and the other parties to the Purchase Agreement entered into an Amended and Restated Membership Interest Purchase Agreement, pursuant to which the cash portion of the initial purchase consideration was reduced from $19.0 million to $11.0 million, the portion the initial purchase consideration consisting of convertible promissory notes was increased from $8.0 million to $10.0 million and the portion of the initial purchase consideration consisting of the Company’s common stock was increased from approximately $11.5 million to approximately $17.5 million (subject, in both cases, to a dollar for dollar reduction for assumed debt up to a maximum of $161,000). As a result of the increase in value of the initial purchase consideration consisting of the Company’s common stock, the maximum number of shares of the Company’s common stock issuable at closing has increased from 2,107,385 to 3,205,128. The aggregate initial purchase consideration, before adjustments for assumption of debt and working capital adjustments, remained unchanged at $38.5 million. Through June 30, 2006, the Company incurred $75,000 of costs in connection with the acquisition of the Acquisition Companies which have been recorded as deferred acquisition costs on the accompanying June 30, 2006 balance sheet.

4. Common Stock
On December 20, 2004, the Company issued 1,250,000 shares of common stock. On March 8, 2005, the Company authorized the redemption of the 1,250,000 shares of common stock at the original subscription price. On March 9, 2005, the Company issued 1,750,000 shares of common stock to the original stockholders along with new stockholders (in the aggregate, these stockholders are the “Initial Stockholders” defined in note 1, above).

On July 20, 2005, the Company issued 7,000,000 shares of Common Stock in connection with the IPO. On August 24, 2005, the Company issued 800,000 share of Common Stock pursuant to the Over-Allotment Option Exercise.

5. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB and the documents incorporated by reference into the Quarterly Report on Form 10-QSB include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-QSB. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-QSB, those results or developments may not be indicative of results or developments in subsequent periods.

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

Three month period ended June 30, 2006 compared to three month period ended June 30, 2005

For the three months ended June 30, 2006, we had total income of $410,904, consisting of net interest income on investments held in trust and on cash balances maintained. We had no income for the three month period ended June 30, 2005.

Total expenses for the three month period ended June 30, 2006 were $270,995, consisting of $198,920 in operating expenses and $72,075 in income tax expense. We had a net gain of $139,909 for this period. For the three month period ended June 30, 2005, total expenses were $1,080, consisting of formation expenses. We had a net loss of $1,080 for this period.

Six month period ended June 30, 2006 compared to six month period ended June 30, 2005

For the six months ended June 30, 2006, we had total income of $772,465, consisting of net interest income on investments held in trust and on cash balances maintained. We had no income for the six month period ended June 30, 2005.

Total expenses for the six month period ended June 30, 2006 were $510,219, consisting of $375,122 in operating expenses and $135,097 in income tax expense. We had a net gain of $262,246 for this period. For the six month period ended June 30, 2005, total expenses were $1,646, consisting of formation expenses. We had a net loss of $1,646 for this period.

Period from December 20, 2004 (inception) through June 30, 2006

For the period from December 20, 2004 (inception) through June 30, 2006, we had total income of $1,297,895, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $905,163, consisting of $695,872 in formation and operating expenses and $209,291 in income tax expense. We had a net gain of $392,732 for the period.

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

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: August 14, 2006
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