Form 10QSB
period 2006-09-30
Fortress America Acquisition CORP
filed 2006-11-13
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, 9,550,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Balance Sheet

	September 30, 2006 (unaudited)	December 31, 2005

Assets
Current assets:
Cash	$74,854	$992,547
Investments held in Trust Fund	44,112,431	42,603,801
Prepaid expenses	-	50,165
Total current assets	44,187,285	43,646,513

Deferred acquisition costs	508,592	-
Deferred tax asset	364,936	132,000
Total assets	$45,060,813	$43,778,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$374,469	$105,308
Income taxes payable	396,604	206,194
Deferred interest on investments	429,479	127,904
Total current liabilities	1,200,552	439,406

Common stock, subject to possible conversion, 1,559,220 shares at conversion value	8,388,604	8,388,604

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 9,550,000 shares (which includes 1,559,220 subject to possible conversion) and 1,250,000 shares respectively	955	955
Additional paid-in capital	34,819,062	34,819,062
Income accumulated during the development stage	651,640	130,486
Total stockholders' equity	35,471,657	34,950,503
Total liabilities and stockholders' equity	$45,060,813	$43,778,513

See Notes to Unaudited Condensed Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Operations
(unaudited)

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005	For the Period December 20, 2004 (inception) to September 30, 2006
Income:
Net interest income	$444,941	$1,217,406	$213,897	$213,897	$1,742,836
Total income	444,941	1,217,406	213,897	213,897	1,742,836
Expenses:
Formation and operating costs	129,823	427,778	133,219	134,865	748,528

Net income for the period before income taxes	315,118	789,628	80,678	79,032	994,308

State and federal income taxes	107,140	268,474	31,613	31,613	342,668

Net income for the period	$207,978	$521,154	$49,065	$47,419	$651,640

Weighted average number of shares outstanding - basic and diluted	9,550,000	9,550,000	7,634,783	3,610,440	6,910,863

Net income per share - basic and diluted	$.02	$.05	$.01	$.01	$.08

See Notes to Unaudited Condensed Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity

For the period from December 20, 2004 (inception) to September 30, 2006

			Addition	Income (Deficit) Accumulated During the
	Common Stock		paid-in	Development
	Shares	Amount	capital	Stage	Total
Common shares issued December 20, 2004 at $.02 per share	1,250,000	$125	$24,875		$25,000
Net Loss				$(1,056)	(1,056)
Balance at December 31, 2004	1,250,000	125	24,875	(1,056)	23,944

Redemption of common stock	(1,250,000)	(125)	(24,875)		(25,000)
Common shares issued March 9, 2005 at $0.01429 per share	1,750,000	175	24,825		25,000
Common shares issued July 20, 2005, net of underwriters’ discount and offering expenses (includes 1,399,300 shares subject to possible conversion)	7,000,000	700	38,687,329		38,688,029
Common shares issued August 24, 2005, net of underwriters’ discount and offering expenses (includes 159,920 shares subject to possible conversion)	800,000	80	4,495,412		4,495,492
Proceeds subject to possible conversion of 1,559,220 shares			(8,388,604)		(8,388,604)
Proceeds from issuance of option			100		100
Net Income				131,542	131,542
Balance at December 31, 2005	9,550,000	955	34,819,062	130,486	34,950,503

Unaudited:
Net income				521,154	521,154
Balance at September 30, 2006	9,550,000	$955	$34,819,062	$651,640	$35,471,657

See Notes to Unaudited Condensed Financial Statements

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the period December 20, 2004 (inception) to September 30, 2006
Cash flow from operating activities
Net income	$521,154	$47,419	$651,640
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(232,936)	-	(364,936)
Interest income on treasury bills	(1,508,630)	(259,569)	(2,148,431)
Decrease (Increase) in prepaid expenses	50,165	(54,166)	-
(Decrease) Increase in accounts payable and accrued expenses	(19,227)	60,687	86,081
Increase in income taxes payable	190,410	31,613	396,604
Increase in deferred interest	301,575	51,896	429,479
Net cash used in operating activities	(697,489)	(122,120)	(949,563)

Cash flows from investing activities
Payment of deferred acquisition costs	(220,204)	-	(220,204)
Investments placed in Trust Fund	-	(41,964,000)	(41,964,000)
Net cash used in investing activities	(220,204)	(41,964,000)	(42,184,204)

Cash flows from financing activities
Gross proceeds of public offering, including over-allotment option exercise	-	46,800,000	46,800,000
Proceeds of issuance of option	-	100	100
Proceeds from notes payable, stockholders	-	57,500	70,000
Payment of notes payable, stockholders	-	(70,000)	(70,000)
Proceeds from sale of shares of common stock	-	25,000	50,000
Redemption of common stock	-	(25,000)	(25,000)
Payment of costs of public offering, including over-allotment option exercise	-	(3,596,979)	(3,616,479)
Advances from stockholder	-	10,600	-
Net cash provided by financing activities	-	43,201,221	43,208,621

Net (decrease) increase in cash	(917,693)	1,115,101	74,854
Cash at beginning of the period	992,547	25,000	-
Cash at the end of the period	$74,854	$1,140,101	$74,854

Non cash investing activity:
Accrual of acquisition costs	288,388	-	288,388
Non cash financing activity:
Accrual of costs of public offering	-	12,000	-

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

The financial statements at September 30, 2006 and for the periods from inception to September 30, 2006 and the three and nine month periods ended September 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three and nine month periods ended September 30, 2006 and 2005 and for the period from December 20, 2004 (inception) through September 30, 2006, and its cash flows for the nine month period ended September 30, 2006 and for the period from December 20, 2004 (inception) through September 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

The Company was formed on December 20, 2004 and consummated an initial public offering (“IPO”) on July 20, 2005. In addition, on August 24, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”). The Offering generated total net proceeds of $43,183,521. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the homeland security industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately $41,964,000 of the net proceeds was deposited in a trust fund account (“Trust Fund”) and has been invested in Treasury Bills until the earlier of (i) the consummation of its first Business Combination; or (ii) the liquidation of the Company. The Treasury Bills have been accounted for as trading securities and are recorded at their market value of approximately $44,112,431 at September 30, 2006. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statement of operations. The proceeds not deposited into the Trust Fund may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. All of the Company stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s first Business Combination, all of these voting safeguards will no longer be applicable.

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

2. Commitment
Commencing January 1, 2005, the Company occupied office space from, and had certain office and secretarial services made available to it by, an unaffiliated third party. Rent expense under this agreement for each of the periods from December 20, 2004 (inception) to September 30, 2006 and from January 1, 2006 to September 30, 2006 amounted to $1,362 and $0, respectively. The rental agreement expired June 30, 2005.

Commencing on the consummation of the Offering, the Company occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition or a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services. Rent expense under this agreement for each of the periods from December 20, 2004 (inception) to September 30, 2006 and from January 1, 2006 to September 30, 2006 amounted to $105,000 and $67,500, respectively.

3. Proposed Acquisition
On June 5, 2006, Fortress America Acquisition Corporation (“FAAC”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with VTC, L.L.C. (“VTC”), Vortech, LLC (together with VTC, the “ Acquisition Companies”), Thomas P. Rosato (“Rosato”) and Gerard J. Gallagher (together with Rosato, the “Members”), pursuant to which FAAC will acquire (the “Acquisition”) all of the issued and outstanding membership units of the Acquisition Companies from the Members.

Fortress America Acquisition Corporation
(a corporation in the development stage) (continued)
Notes to Unaudited Financial Statements

On June 26, 2006, FAAC and the other parties to the Purchase Agreement entered into an Amended and Restated Membership Interest Purchase Agreement, pursuant to which the cash portion of the initial purchase consideration was reduced from $19.0 million to $11.0 million, the portion the initial purchase consideration consisting of convertible promissory notes was increased from $8.0 million to $10.0 million and the portion of the initial purchase consideration consisting of FAAC common stock was increased from approximately $11.5 million to approximately $17.5 million (subject, in both cases, to a dollar for dollar reduction for assumed debt up to a maximum of $161,000). As a result of the increase in value of the initial purchase consideration consisting of FAAC common stock, the maximum number of shares of FAAC common stock issuable at closing has increased from 2,107,385 to 3,205,128. The aggregate initial purchase consideration, before adjustments for assumption of debt and working capital adjustments, remained unchanged at $38.5 million. Through September 30, 2006, the Company incurred $508,592 of costs in connection with the acquisition which have been recorded as deferred acquisition costs on the accompanying September 30, 2006 balance sheet.

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

Three month period ended September 30, 2006 compared to three month period ended September 30, 2005

For the three months ended September 30, 2006, we had total income of $444,941, consisting of net interest income on investments held in trust and on cash balances maintained. For the three months ended September 30, 2005, we had total income of $213,897, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for the three months ended September 30, 2006 were $236,963, consisting of $129,823 in operating expenses and $107,140 in income tax expense. We had a net gain of $207,978 for this period. For the three months ended September 30, 2005, total expenses were $164,832, consisting of $133,219 in formation and operating expenses and $31,613 in income tax expense. We had a net gain of $49,065 for this period.

Nine month period ended September 30, 2006 compared to nine month period ended September 30, 2005

For the nine months ended September 30, 2006, we had total income of $1,217,406, consisting of net interest income on investments held in trust and on cash balances maintained. For the nine months ended September 30, 2005, we had total income of $213,897, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for the nine months ended September 30, 2006 were $696,252, consisting of $427,778 in operating expenses and $268,474 in income tax expense. We had a net gain of $521,154 for this period. For the nine months ended September 30, 2005, total expenses were $166,478, consisting of $134,865 in formation and operating expenses and $31,613 in income tax expense. We had a net gain of $47,419 for this period.

Period from December 20, 2004 (inception) through September 30, 2006

For the period from December 20, 2004 (inception) through September 30, 2006, we had total income of $1,742,836, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $1,091,196, consisting of $748,528 in formation and operating expenses and $342,668 in income tax expense. We had a net gain of $651,640 for this period.

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

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.4
Warrant Agreement dated as of July 13, 2005 between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

4.5	Warrant Clarification Agreement dated as of October 27, 2006 between Continental Stock Transfer & Trust Company and the Company.

4.6	Amendment to Unit Purchase Option dated as of October 27, 2006 between the Company and Sunrise Securities Corp.

10.1	Second Amended and Restated Membership Interest Purchase Agreement dated as of July 31, 2006 by and among the Company, VTC, L.L.C., Vortech, LLC, Thomas P. Rosato and Gerard J. Gallagher.

31	Section 302 Certification by Principal Executive and Financial Officer

32	Section 906 Certification by Principal Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS AMERICA ACQUISITION CORPORATION

Dated: November 13, 2006	/s/ Harvey L. Weiss
Harvey Weiss
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
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

4.4
Warrant Agreement dated as of July 13, 2005 between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

4.5	Warrant Clarification Agreement dated as of October 27, 2006 between Continental Stock Transfer & Trust Company and the Company.

4.6	Amendment to Unit Purchase Option dated as of October 27, 2006 between the Company and Sunrise Securities Corp.

10.1	Second Amended and Restated Membership Interest Purchase Agreement dated as of July 31, 2006 by and among the Company, VTC, L.L.C., Vortech, LLC, Thomas P. Rosato and Gerard J. Gallagher.

31	Section 302 Certification by Principal Executive and Financial Officer

32	Section 906 Certification by Principal Executive and Financial Officer