Form 10QSB/A
period 2006-06-30
Fortress America Acquisition CORP
filed 2006-11-16
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
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

4100 North Fairfax Drive, Suite 1150
Arlington, Virginia 22203-1664
(Address of Principal Executive Office)

(703) 528-7073
(Issuer’s Telephone Number, Including Area Code)

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission on August 14, 2006. We are filing this Form 10-QSB/A to restate our financial statements for the quarter ended June 30, 2006 to reflect additional net income related to the classification of and accounting for certain expenditures for legal services as formation and operating costs. After further review, Fortress America Acquisition Corporation (the “Company”) has determined that these expenditures should have been classified as deferred acquisition costs related to the proposed acquisition of VTC, L.L.C. and Vortech, LLC. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to this restatement. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2006 giving effect to the restated information, see “Restatement” at Item 2, “Management’s Discussion and Analysis or Plan of Operation”, and Note 1 to our Financial Statements.

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation

Part II — Item 6. Exhibits

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Principal Executive and Financial and Accounting Officer that are attached to this Form 10-QSB/A as Exhibits 31 and 32.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of June 30, 2006. However, this Form 10-QSB/A amends and restates only the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our June 30, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of August 14, 2006 (the original filing date of the June 30, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our June 30, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the restatements described above), and such forward looking statements should be read in their historical context.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Balance Sheet

	June 30, 2006 (unaudited) (Restated)	December 31, 2005

Assets
Current assets:
Cash	$217,732	$992,547
Investments held in Trust Fund	43,557,243	42,603,801
Prepaid expenses	11,250	50,165
Total current assets	43,786,225	43,646,513

Deferred acquisition costs	152,167	-
Deferred tax asset	288,078	132,000
Total assets	$44,226,470	$43,778,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$43,084	$105,308
Income taxes payable	212,606	206,194
Deferred interest on investments	318,497	127,904
Total current liabilities	574,187	439,406

Common stock, subject to possible conversion, 1,559,220 shares at conversion value	8,388,604	8,388,604

Commitment

Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 9,550,000 shares (which includes 1,559,220 subject to possible conversion)	955	955
Additional paid-in capital	34,819,062	34,819,062
Income accumulated during the development stage	443,662	130,486
Total stockholders’ equity	35,263,679	34,950,503
Total liabilities and stockholders’ equity	$44,226,470	$43,778,513

See Notes to Unaudited Condensed Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)

Condensed Statement of Operations
(unaudited)

	For the Three Months Ended June 30, 2006 (Restated)	For the Six Months Ended June 30, 2006 (Restated)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	For the Period December 20, 2004 (inception) to June 30, 2006 (Restated)
Income:
Net interest income	$410,904	$772,465	$-	$-	$1,297,895
Total income	410,904	772,465	-	-	1,297,895
Expenses:
Formation and operating costs	121,753	297,955	1,080	1,646	618,705

Net income (loss) for the period before income taxes	289,151	474,510	(1,080)	(1,646)	679,190

State and federal income taxes	98,312	161,334	-	-	235,528

Net income (loss) for the period	$190,839	$313,176	$(1,080)	$(1,646)	$443,662

Weighted average number of shares outstanding - basic and diluted	9,550,000	9,550,000	1,750,000	1,562,155	6,474,955

Net income (loss) per share - basic and diluted	$.02	$.03	$(.00)	$(.00)	$.07

See Notes to Unaudited Condensed Financial Statements.

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Stockholders’ Equity
(Restated as to 2006)
For the period from December 20, 2004 (inception) to June 30, 2006

	Common Stock		Additional paid-in	Income (Deficit) Accumulated During the Development
	Shares	Amount	capital	Stage	Total

Common shares issued December 20, 2004 at $.02 per share	1,250,000	$125	$24,875		$25,000
Net Loss				$(1,056)	(1,056)
Balance at December 31, 2004	1,250,000	125	24,875	(1,056)	23,944

Redemption of common stock	(1,250,000)	(125)	(24,875)		(25,000)
Common shares issued March 9, 2005 at $0.01429 per share	1,750,000	175	24,825		25,000
Common shares issued July 20, 2005, net of underwriters’ discount and offering expenses (includes 1,399,300 shares subject to possible conversion)	7,000,000	700	38,687,329		38,688,029
Common shares issued August 24, 2005, net of underwriters’ discount and offering expenses (includes 159,920 shares subject to possible conversion)	800,000	80	4,495,412		4,495,492
Proceeds subject to possible conversion of 1,559,220 shares			(8,388,604)		(8,388,604)
Proceeds from issuance of option			100		100
Net Income				131,542	131,542
Balance at December 31, 2005	9,550,000	955	34,819,062	130,486	34,950,503

Unaudited:
Net income				313,176	313,176
Balance at June 30, 2006	9,550,000	$955	$34,819,062	$443,662	$35,263,679

See Notes to Unaudited Condensed Financial Statements

Fortress America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2006 (Restated)	For the Six Months Ended June 30, 2005	For the period December 20, 2004 (inception) to June 30, 2006 (Restated)
Cash flow from operating activities
Net income (loss)	$313,176	$(1,646)	$443,662
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(156,078)	-	(288,078)
Interest income on treasury bills	(953,442)	-	(1,593,243)
Decrease (Increase) in prepaid expenses	38,915	-	(11,250)
(Decrease) Increase in accounts payable and accrued expenses	(62,224)	-	43,084
Increase in income taxes payable	6,412	-	212,606
Increase in deferred interest	190,593	-	318,497
Net cash used in operating activities	(622,648)	(1,646)	(874,722)

Cash flows from investing activities
Payment of deferred acquisition costs	(152,167)	-	(152,167)
Investments placed in Trust Fund	-	-	(41,964,000)
Net cash used in investing activities	(152,167)	-	(42,116,167)

Cash flows from financing activities
Gross proceeds of public offering, including over-allotment option exercise	-	-	46,800,000
Proceeds of issuance of option	-	-	100
Proceeds from notes payable, stockholders	-	57,500	70,000
Payment of notes payable, stockholders	-	-	(70,000)
Proceeds from sale of shares of common stock	-	25,000	50,000
Redemption of common stock	-	(25,000)	(25,000)
Payment of costs of public offering, including over-allotment option exercise	-	-	(3,616,479)
Payment of deferred offering costs		(80,204)	-
Advances from stockholder	-	1,517	-
Net cash (used in) provided by financing activities	-	(21,187)	43,208,621

Net (decrease) increase in cash	(774,815)	(22,833)	217,732
Cash at beginning of the period	992,547	25,000	-
Cash at the end of the period	$217,732	$2,167	$217,732

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

Restatement

The previously issued unaudited June 30, 2006 financial statements classified and accounted for certain expenditures for legal services as formation and operating costs. After further review, the Company has determined that these expenditures should have been classified as deferred acquisition costs related to the proposed acquisition of VTC, L.L.C. and Vortech, LLC. The financial statements as of June 30, 2006 have been restated to correct this error. The changes to the June 30, 2006 financial statements were as follows:

	June 30, 2006
	As Previously Reported	As Restated

Assets	$44,175,540	$44,226,470
Liabilities	$574,187	$574,187
Common stock subject to conversion	$8,388,604	$8,388,604
Stockholders’ equity	$35,212,749	$35,263,679

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006		Period from December 20, 2004 (inception) to June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Formation and operating costs	$(198,920)	$(121,753)	$(375,122)	$(297,955)	$(695,872)	$(618,705)
Net income for the period before income taxes	$211,984	$289,151	$397,343	$474,510	$602,023	$679,190
State and federal income taxes	$(72,075)	$(98,312)	$(135,097)	$(161,334)	$(209,291)	$(235,528)
Net income for the period	$139,909	$190,839	$262,246	$313,176	$392,732	$443,662

Weighted average shares
Basic	9,550,000	9,550,000	9,550,000	9,550,000	6,474,955	6,474,955

Earnings (loss) per share
Basic	$0.01	$0.02	$0.03	$0.03	$0.06	$0.07

Fortress America Acquisition Corporation
(a corporation in the development stage) (continued)
Notes to Unaudited Financial Statements

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006.  The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations .

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

On June 26, 2006, the Company and the other parties to the Purchase Agreement entered into an Amended and Restated Membership Interest Purchase Agreement, pursuant to which the cash portion of the initial purchase consideration was reduced from $19.0 million to $11.0 million, the portion the initial purchase consideration consisting of convertible promissory notes was increased from $8.0 million to $10.0 million and the portion of the initial purchase consideration consisting of the Company’s common stock was increased from approximately $11.5 million to approximately $17.5 million (subject, in both cases, to a dollar for dollar reduction for assumed debt up to a maximum of $161,000). As a result of the increase in value of the initial purchase consideration consisting of the Company’s common stock, the maximum number of shares of the Company’s common stock issuable at closing has increased from 2,107,385 to 3,205,128. The aggregate initial purchase consideration, before adjustments for assumption of debt and working capital adjustments, remained unchanged at $38.5 million. Through June 30, 2006, the Company incurred $152,167 of costs in connection with the acquisition of the Acquisition Companies which have been recorded as deferred acquisition costs on the accompanying June 30, 2006 balance sheet.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Restatement

The previously issued unaudited June 30, 2006 financial statements classified and accounted for certain expenditures for legal services as formation and operating costs. After further review, the Company has determined that these expenditures should have been classified as deferred acquisition costs related to the proposed acquisition of VTC, L.L.C. and Vortech, LLC. The financial statements as of June 30, 2006 have been restated to correct this error. The changes to the June 30, 2006 financial statements were as follows:

	June 30, 2006
	As Previously Reported	As Restated

Assets	$44,175,540	$44,226,470
Liabilities	$574,187	$574,187
Common stock subject to conversion	$8,388,604	$8,388,604
Stockholders’ equity	$35,212,749	$35,263,679

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006		Period from December 20, 2004 (inception) to June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Formation and operating costs	$(198,920)	$(121,753)	$(375,122)	$(297,955)	$(695,872)	$(618,705)
Net income for the period before income taxes	$211,984	$289,151	$397,343	$474,510	$602,023	$679,190
State and federal income taxes	$(72,075)	$(98,312)	$(135,097)	$(161,334)	$(209,291)	$(235,528)
Net income for the period	$139,909	$190,839	$262,246	$313,176	$392,732	$443,662

Weighted average shares
Basic	9,550,000	9,550,000	9,550,000	9,550,000	6,474,955	6,474,955

Earnings (loss) per share
Basic	$0.01	$0.02	$0.03	$0.03	$0.06	$0.07

Three month period ended June 30, 2006 compared to three month period ended June 30, 2005

For the three months ended June 30, 2006, we had total income of $410,904, consisting of net interest income on investments held in trust and on cash balances maintained. We had no income for the three month period ended June 30, 2005.

Total expenses for the three month period ended June 30, 2006 were $220,065, consisting of $121,753 in operating expenses and $98,312 in income tax expense. We had a net gain of $190,839 for this period. For the three month period ended June 30, 2005, total expenses were $1,080, consisting of formation expenses. We had a net loss of $1,080 for this period.

Six month period ended June 30, 2006 compared to six month period ended June 30, 2005

For the six months ended June 30, 2006, we had total income of $772,465, consisting of net interest income on investments held in trust and on cash balances maintained. We had no income for the six month period ended June 30, 2005.

Total expenses for the six month period ended June 30, 2006 were $459,289, consisting of $297,955 in operating expenses and $161,334 in income tax expense. We had a net gain of $313,176 for this period. For the six month period ended June 30, 2005, total expenses were $1,646, consisting of formation expenses. We had a net loss of $1,646 for this period.

Period from December 20, 2004 (inception) through June 30, 2006

For the period from December 20, 2004 (inception) through June 30, 2006, we had total income of $1,297,895, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $854,233, consisting of $618,705 in formation and operating expenses and $235,528 in income tax expense. We had a net gain of $443,662 for the period.

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
Dated: November 16, 2006
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