Form 10QSB/A
period 2006-09-30
Fortress America Acquisition CORP
filed 2006-12-15
CIK 1320760

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB, which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on November 13, 2006. We are filing this Form 10-QSB/A only to amend Item 3 (Controls and Procedures).

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Principal Executive and Financial and Accounting Officer that are attached to this Form 10-QSB/A as Exhibits 31 and 32.

Pursuant to SEC Rule 12b-15, this Form 10-QSB/A only amends and restates the Item described above and includes as Exhibits 31 and 32 the certifications referenced above. The balance of the September 30, 2006 Form 10-QSB is not included. No attempt has been made to modify or update other disclosures presented in our September 30, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of November 13, 2006 (the original filing date of the September 30, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our September 30, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the September 30, 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing, and such forward looking statements should be read in their historical context.

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our chief executive officer further concluded that our controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the most recently completed fiscal quarter, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Harvey Weiss
Chief Executive Officer

  Dated: December 15, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document

31	Section 302 Certification by Principal Executive and Financial Officer

32	Section 906 Certification by Principal Executive and Financial Officer