Form 10-K
period 2006-12-31
Fortress International Group, Inc.
filed 2007-04-02
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission file number 000-51426

______________

FORTRESS INTERNATIONAL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2027651
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9841 Broken Land Parkway
Columbia, Maryland 21046

(Address of principal executive offices)

(410) 312-9988

(Registrant’s telephone number, including area code)

______________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.0001 par value	OTCBB
Units, each consisting of one share of Common Stock, $0.0001 par value	OTCBB
Two Warrants to purchase shares of Common Stock, $0.0001 par value	OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $42,042,000. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2007, 12,152,813 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held in June 2007.

i

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. You should read such statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to the following:

•

our having no operating history prior to our recent acquisition of TSS/Vortech that closed in January 2007;

•

TSS/Vortech’s historical reliance on a limited number of customers for a significant portion of its revenues;

•

TSS/Vortech’s backlog has been declining and may not be replaced;

•

risks involved in properly managing complex projects;

•

risks relating to revenues under customer contracts, many of which can be cancelled on short notice;

•

risks related to the implementation of our strategic plan, including our ability to make acquisitions and the performance and future integration of acquired businesses; and

•

the ownership of our securities being concentrated.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we” and “our” as used throughout this Annual Report on Form 10-K refer to Fortress International Group, Inc.

Item 1. Business

COMPANY OVERVIEW

Generally

We were formed in Delaware on December 20, 2004 as a special purpose acquisition company formed under the name “Fortress America Acquisition Corporation” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other business combination, operating businesses in the fast-growing homeland security industry. Accordingly, our acquisition efforts are focused on companies that are able to serve both government and commercial customers with successful products and services that provide vital protection from security threats and natural disasters for people, physical assets, and/or critical infrastructure.

On July 20, 2005, we closed our initial public offering of 7,000,000 units, with each unit consisting of one share of our common stock and two warrants (each warrant to purchase one share of our common stock at $5.00 per share). The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $42,000,000. On August 24, 2005, we sold an additional 800,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $4,800,000. After deducting underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $43,183,521, of which $41,964,000 (“trust account funds”) was deposited into a trust fund and the remaining proceeds of $1,219,521 (“available funds”) were made available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we had used $1,212,174 of the available funds for general and administrative expenses. As of December 31, 2006, $44,673,994 remained on deposit in the trust fund earning interest.

Effective January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as “Total Site Solutions” (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to “Fortress International Group, Inc.”  TSS/Vortech provides comprehensive services for the planning, design, and development of mission critical facilities and information infrastructure. The details of the TSS/Vortech acquisition are provided in the section titled “—Recent Developments” below.

Our principal executive offices are located at 9841 Broken Land Parkway, Columbia, Maryland 21046.

Employees

As of December 31, 2006, we had two part-time officers (neither received any cash compensation for services rendered), each of whom is also a member of our Board of Directors. These individuals were not obligated to contribute any specific number of hours per week and devoted only as much time as they deemed necessary to our affairs. We had no employees as of December 31, 2006.

RECENT DEVELOPMENTS

General

On January 19, 2007, we acquired all of the outstanding membership interests of each of TSS and Vortech pursuant to a Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006, as amended by the Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 (the “Purchase Agreement”). The closing consideration consisted of (i) $11,000,000 in cash, (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 3,176,813 shares of our stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees and 574,000 shares were designated for issuance to employees of TSS/Vortech, and (iv) $10,000,000 in two convertible, interest-bearing promissory notes of $5,000,000 each.

All of the shares of our common stock issued to Messrs. Rosato and Gallagher are subject to a lock-up agreement restricting the sale or transfer of those shares through July 13, 2008 and will be held in escrows maintained by the escrow agent (up to 2,555,309 shares held in a general indemnity escrow and 73,260 shares held in a balance sheet escrow). The shares of our stock issued to certain employees as restricted stock grants are subject to forfeiture if the receiving employee terminates his or her employment within three years of the acquisition closing date, in which event the forfeited shares will be delivered to the selling members.

Each convertible promissory note bears interest at 6% per year and has a term of five years. Interest only is payable during the first two years of each note with principal payments commencing on the second anniversary of the note and continuing throughout the balance of the term of the note in equal quarterly installments of $416,667. At any time after the sixth month following the closing of the acquisition, the notes are convertible by Messrs. Rosato and Gallagher into shares of our common stock at a conversion price of $7.50 per share. At any time after the sixth month following the closing of the acquisition, the notes are automatically convertible if the average closing price of our common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

The cash portion of the payments made in the acquisition was financed entirely through the use of cash raised in our initial public offering and held in a trust fund prior to the closing of the TSS/Vortech acquisition. In connection with the acquisition of TSS/Vortech, holders of 756,100 shares of common stock who voted against the acquisition and perfected their right to convert their shares of common stock into $5.74 of cash per share. An aggregate of $4,340,014 was paid to converting stockholders. These conversions were also funded with the proceeds of our initial public offering. Following the completion of the acquisition, we announced and implemented a common stock repurchase program. Through March 20, 2007, we utilized $1,221,817 of cash to purchase 221,000 shares of our common stock at an average price of $5.53 per share.

Upon the closing of the acquisition, we entered into employment agreements with each of the selling members, Messrs. Thomas P. Rosato and Gerard J. Gallagher, under which each is entitled to an initial annual base compensation of $425,000, an annual bonus of up to 50% of his base compensation, and if during the period from the closing of the acquisition through July 13, 2008 the market price of our common stock reaches certain thresholds, up to $5.0 million in shares of our common stock. Mr. Rosato’s employment agreement contemplates that he will serve as our chief executive officer for a period of three years, and Mr. Gallagher’s employment agreement contemplates that he will serve as our president and chief operating officer for a period of three years.

Upon the closing of the acquisition, we also entered into an employment agreement with Harvey L. Weiss under which Mr. Weiss will serve as our chairman for a period of three years at an initial annual base compensation of $200,000 and an annual bonus of up to 50% of his base compensation. Mr. Weiss is entitled to certain other benefits under the terms of his employment agreement. At the same time, we entered into a three-year consulting agreement with Washington Capital Advisors, LLC, whose principal equity owner and officer is C. Thomas McMillen. Under the terms of the consulting agreement, Washington Capital Advisors will provide advisory services relating to strategic, financial, marketing and business development matters, as well as mergers and acquisitions for an initial annual base compensation of $200,000 and an annual bonus of up to 50% of base compensation, as well as certain other benefits.

In connection with the acquisition, our stockholders adopted an amendment and restatement of our amended and restated certificate of incorporation to (i) change our name from “Fortress America Acquisition Corporation” to “Fortress International Group, Inc.” and (ii) remove certain provisions applicable only prior to our completion of the acquisition. Stockholders also approved our 2006 Omnibus Incentive Plan and elected David J. Mitchell to our Board of Directors for a term expiring in 2009.

On January 25, 2007, we further enlarged the size of our Board of Directors and elected John Morton, III and Asa Hutchinson to the classes whose terms expire in 2008 and 2009, respectively.

Business of TSS/Vortech

TSS/Vortech provides a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. The companies’ services include technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

During the past three years, TSS/Vortech’s revenue growth has been driven mainly by government spending on homeland security initiatives spurred by the events of September 11, 2001. These events have also affected businesses, which are increasing spending on data security and privacy. These homeland security initiatives include projects that require the hardening, relocation, renovation and upgrade of mission-critical facilities to protect critical government information networks and data processing centers against attacks. With respect to these critical infrastructure systems, the companies focus on physical security, network security, redundancies for uninterruptible power supply systems, electrical switch gear, stand-by power generators, heat rejection and cooling systems, fire protection systems, monitoring and control systems, and security systems, as well as the physical environment that houses critical operations. TSS/Vortech helps its customers plan for, prevent or mitigate against the consequences of attacks, power outages and natural disasters. It provides its services, directly and indirectly, to both government customers and private sector customers.

The companies have obtained a facility clearance from the United States Department of Defense. This clearance enables the companies to access and service restricted government projects. In addition to the facility clearance, TSS/Vortech has successfully cleared over one-third of its employees, allowing them individual access to restricted projects and facilities. Several additional employees are currently in the process for clearance.

In the future, TSS/Vortech expects to use its enhanced resources to expand geographically through internal growth initiatives, as well as through potential acquisitions of specialized mission critical engineering or IT services firms (primarily in the United States).

The companies were founded in 2002 and operated as divisions of a predecessor limited liability company, although they trace their history to companies operated by Thomas Rosato and Gerard Gallagher in the 1980s. Effective in August 2005, the companies were organized into separate, private, commonly-owned Maryland limited liability companies operating as an integrated business, VTC, L.L.C. and Vortech, L.L.C. Both VTC, L.L.C. and Vortech, LLC provided design and construction services to a similar customer base and used similar methods to provide these services to their customers. The two entities shared assets, technology tools and personnel interchangeably, serving many of the same customers, and were managed as a single business.

Mission-Critical IT Industry

IT facilities and other high technology environments are much more complex than standard facilities and require a larger capital investment. Errors and delays in the planning, design, construction or installation of such facilities can involve significant costs. As a result, companies, building owners and managers are increasingly seeking project managers and construction firms with specialized expertise and experience in designing, building and maintaining critical IT infrastructure and systems.

Market research indicates growth in overall IT spending and in the mission-critical business arena in particular. According to a 2006 report by the InterUnity Group, an industry market research firm based in Concord, Massachusetts, total information technology spending by the United States Government and the private sector is expected to grow from $1.02 trillion in 2007 to $1.24 trillion in 2011. The mission-critical IT market in particular is growing rapidly. InterUnity Group estimates that total mission-critical IT spending by the United States Government and the private sector will grow from $51.5 billion in 2007 to $91.1 billion in 2011, for an annual compound growth rate of 15.3%. InterUnity Group also estimates that mission-critical IT spending will grow from 5.0% of total IT spending in 2007 to 7.4% in 2011.

TSS/Vortech intends to pursue opportunities in the growing mission-critical IT market in both the government and private sectors through its single source solution offerings. The companies believe there are significant barriers to entry for new competitors in the mission-critical IT market, including customer requirements for firms with substantial IT project experience, deep and broad professional and IT construction management offerings and, for homeland defense and intelligence agency work, facility and security clearances. Through its facilities integration services, TSS/Vortech has the ability, directly and through subcontractor relationships, to provide all services and coordinate the efforts of all personnel involved in a mission-critical project, to meet crucial occupancy deadlines, and to complete all required services with minimal disruption.

Service Offerings

The companies are focused on becoming involved in facilities integration projects that are in their planning stages. When involved in the initial planning stages of a facilities integration project, the companies develop a comprehensive project Solutions Path that meets rigorous design and scheduling requirements for the timely delivery of high technology facilities that are critical to the customer’s continuous operations. When involved in later project stages, services are provided on an integrated or individual basis.

Project Solutions Path

The companies have developed a five-step project Solutions Path for mission-critical environments. The integrated Solutions Path provides a simple, yet comprehensive, process for program roll-out, and also serves to align project requirements with TSS/Vortech’s capabilities. This Solutions Path incorporates each major phase of a design and construction project, from initial planning and programming, through maintenance and service of equipment. Descriptions of the five phases of the Solutions Path are provided below.

Planning and Programming. This phase represents the initiation of project development and typically includes establishing project goals and a preliminary budget and schedules; setting technical parameters and requirements; and determining project team members and the overall level of effort required of the team. When developing mission-critical facilities, the planning and programming phase is often considered the most important, because this is where the project receives its initial emphasis, motivation and direction.

Various services are performed during the planning and programming phase, with selection depending upon project mission and scope. Typical planning and programming services include requirements analyses; site selections and comparisons; facility and system reliability assessments and audits; space planning; computer hardware planning and configurations; security risk assessment; disaster avoidance and recovery planning; and project budgeting and scheduling.

Design and Engineering. During the second phase of the Solutions Path, design and engineering experts on the TSS/Vortech team apply vital, real-life experience in the engineering of critical environmental, power, communications and security systems. This expertise is the source of precise engineering solutions that directly impacts the unique function, reliability and cost of the customer’s specialized facility.

Design and engineering service offerings typically include critical power and mechanical load calculations; schematic design of electrical, mechanical, communications, fire protection and security systems; mechanical design and engineering; high and medium voltage electrical design and engineering; communications and security systems design and engineering; physical vulnerability assessments; force protection design and bomb blast analyses; fire protection system design and engineering; facility systems equipment selection; and facility commissioning and testing.

Construction Management. Activities during this phase include detailed preparations required for a successful construction process. Work performed during the construction management phase includes project management; value engineering and design management; bid negotiation; subcontractor pre-qualification and negotiation; long-lead equipment procurement; issuance of equipment and construction contracts; and refinement of project budget and schedule.

Installation Management. The fourth phase of the Solutions Path model involves the on-site construction work. During this phase, TSS/Vortech project managers mobilize the required expertise for the project, utilizing in-house superintendents and quality control and safety professionals, as well as qualified subcontractors and support personnel, some of which have historically been provided by affiliated entities. TSS/Vortech project managers supervise work by project team members, including all aspects of the following: architecture and construction; electric power systems; heat rejection and cooling; energy management and controls; cooling tower systems; security systems; voice, data and network cabling; fire and life safety systems; and process piping and plumbing systems. The TSS/Vortech project managers remain responsible for all aspects of the project until project completion and customer delivery.

The installation portion of the project is typically of the longest duration when compared to other project phases. In addition, this portion has the largest number of outside influences that can impact project goals and objectives, such as weather, non-performance of subcontractors, equipment deliveries, unexpected project changes from the owner, and influence from local authorities and utility providers. Therefore, experience, skill and mission focus are critical during the project installation period.

Facilities Maintenance and Service. TSS/Vortech provides a comprehensive maintenance and service contract designed to insure that the multiple systems critical to sustaining on-line applications in technologically intensive facilities remain operational and functional. Typical services during the facilities maintenance and service phase include overall management of facility maintenance program, on-site staffing of technical engineering positions (e.g., electricians, HVAC mechanics, control technicians and voice/data technicians), and management of non-technical subcontracted services (e.g., landscaping, janitorial, pest control, snow removal, carpentry, painting and general maintenance services). TSS/Vortech seeks to provide on-site maintenance services, not only to gain additional project revenue, but also to obtain hands-on involvement in any new facility planning, design and construction initiatives that the customer undertakes.

Strategy

TSS/Vortech’s strategies for growth include the following:

•

Focus on the Solutions Path. The companies’ past experience in selling project-related services has demonstrated the importance of focusing on the sale of consulting business at the top of the Solutions Path. Focusing on the top of the Solutions Path offers the following advantages applicable to government, government-related and commercial customers:

•

Develops a customer relationship at the initiation of a project, therefore maximizing the sales opportunity;

•

Because consulting engagements are less expansive than project-wide engagements, purchase authority often resides at lower levels of management, which increases probability of closure;

•

Limits exposure to competition since the fee is relatively low and the services are in specialized areas where TSS/Vortech can demonstrate its technical depth and expertise in mission critical facilities to the customer;

•

Increases the probability of conversion (selling subsequent phases) because the customer is comfortable with the performance and price of initial services; and

•

Positions TSS/Vortech on the “customer’s side of the table,” which teams TSS/Vortech and the customer on a consolidated mission and distinguishes the companies from typical contractors and firms associated with equipment suppliers.

•

Growing Professional Sales Staff. To drive growth in revenues, TSS/Vortech intends to continue to expand its sales staff to include account executives for existing and future regional sales offices. TSS/Vortech is currently pursuing account executives and additional sales staff and has developed an educational program built around its project execution model. Each sales professional will be responsible for achieving specific objectives and will be managed closely.

•

Maintaining and Enhancing Key Alliances. Maintaining key alliances is also crucial to sales development and growth and often provides TSS/Vortech with introductions to the customers of our alliance partners. These alliances reside with IT consulting firms, specialty mission critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, IT system integrators, and firmware providers. In addition, TSS/Vortech seeks to maintain alliances and enter into teaming or partnering relationships with minority contracting firms and hub zone companies. These firms are natural alliance partners and can provide TSS/Vortech with valuable entry into government contracting relationships. In turn, TSS/Vortech can provide these contractors and hub zone companies with valuable mission critical design, engineering, and contracting experience to which they might not otherwise have access. In February 2007, TSS/Vortech entered into such a key alliance through an agreement with International Business Machines (“IBM”) to provide engineering, design and construction management services to IBM for customers of IBM. The agreement is effective through 2011 and includes an option to renew for three years after November 2008. This agreement makes TSS/Vortech one of only four companies nationwide with which IBM has entered into agreements to provide design and construction services.

•

Geographic Expansion and Strategic Acquisitions. TSS/Vortech believes that expanding its presence in additional markets through establishing regional offices is a key to its future success. TSS/Vortech established its IT consulting services business through an acquisition in the Washington, D.C. area in early 2005, has recently established regional sales offices in San Francisco and Atlanta, and has targeted additional growth opportunities in other major United States markets based on sales potential and strategic geographic location. TSS/Vortech’s acquisition of the technology consulting firm has expanded its customer base, allowed it to offer a broader scope of services and supported its current growth in technology consulting projects. In the future, the companies intend to pursue strategic acquisitions that cost-effectively add new customers, regional coverage, specific federal agency contracting experience, or complementary expertise to accelerate their access to existing or new markets.

•

Establishing a National Operations Center. A significant part of TSS/Vortech’s strategy for growth in its facilities management services business is to establish and maintain a National Operations Center (“NOC”) to service customers on a nationwide basis. A NOC is a central location for monitoring the customer’s critical infrastructure systems, addressing alarm conditions within these systems, and controlling certain systems via remote interface. Following the acquisition, a portion of available cash will be used to build or purchase a NOC, hire and train staff, and market the NOC to large companies with sophisticated IT needs including government customers, such as those with Tier 3 and 4 facilities, and to companies with multiple mission critical locations.

•

Marketing Initiatives. The companies intend to expand their current localized marketing campaign to a regional and national level. This will involve intensifying the marketing of TSS/Vortech’s consulting and engineering services to private sector end users, major government contractors, and existing and potential alliance partners on regional and national basis through a focused marketing program involving:

•

Selected media advertising;

•

Trade show attendance;

•

Conducting technical seminars in local target markets; and

•

Producing a marketing campaign for distribution at a national level.

Competition

The mission-critical IT solutions market is large, fragmented and highly competitive. TSS/Vortech competes for contracts based on its strong customer relationships, successful past performance record, significant technical expertise, specialized knowledge and broad service offerings. TSS/Vortech often competes against divisions of both the large design contractors and construction contractors, as well as against numerous small- to medium-sized specialized information technology consulting firms. Some of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than TSS/Vortech. These larger, more established competitors include Washington Group International, Inc., Dycom Industries, Inc., Mastec Inc., Hill International Inc., EYP Mission Critical Facilities, Inc., Holder Construction Company, Whiting Turner and Clark Construction. Although these large construction and engineering companies have greater financial and other resources, TSS/Vortech does not believe they offer as complete a line of mission critical IT services as TSS/Vortech offers. TSS/Vortech expects competition in the mission-critical IT technology services sector to increase in the future.

Contracts and Customers

TSS/Vortech’s customers include United States government and homeland defense agencies and private sector businesses that in some cases are the end user of the facility or in other cases, such as the companies’ major real estate investment trust, or REIT, customer, Corporate Office Properties Trust, are providing a facility to a government end user. We categorize contracts where a government agency is the ultimate end user of the facility as government-related contracts.

The price provisions of the contracts TSS/Vortech undertakes can be grouped into three broad categories: (i) fixed-price, (ii) guaranteed maximum price and (iii) time and materials. The majority of TSS/Vortech’s contracts are of the guaranteed maximum price type.

In a fixed-price contract, TSS/Vortech must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs it will incur in performing these contracts and in projecting the ultimate level of revenues that it may achieve. TSS/Vortech’s failure to anticipate technical problems, estimate costs accurately or control costs during the performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss.

In a guaranteed maximum price contract, TSS/Vortech shares its cost information with the customer and earns a negotiated fee. In addition, a contingency fee is included for changes and errors in pricing. As the project progresses to the point where both the customer and TSS/Vortech are comfortable with final pricing of the project, a maximum price is agreed to with savings reverting back to the customer. Due to the fact that the risk is shared with the customer on these projects, the profit margins are less than those earned on other contract types.

In a time and material contracts, TSS/Vortech is reimbursed for labor at fixed hourly rates, and for materials used at an agreed upon mark up on cost. Profit margins are dependent upon TSS/Vortech paying labor rates and benefits less than the billable rate negotiated with the customer.

For the year ended December 31, 2006, revenues from guaranteed maximum price contracts represented approximately 65.6% of TSS/Vortech’s revenues. Most government contracts, including TSS/Vortech’s contracts with the federal government, are subject to termination by the government, to government audits and to continued appropriations.

TSS/Vortech is not subject to any significant regulation by state, federal or foreign governments.

Sales and Marketing

The marketing approach employed by the companies emphasizes expertise in IT hardware systems and facilities programming and planning, which enables involvement at the critical early stages in projects where a full range of services are needed. This marketing approach utilizes the Solutions Path and allows the customer to contract for comprehensive facilities integration services or to contract separately for each individual project phase. TSS/Vortech’s marketing program seeks to capitalize on its industry standing, including its existing relationships and its reputation based on its performance on completed projects. TSS/Vortech also seeks to enhance its name recognition through the use of trade shows, technical seminars, direct mailings, and the media.

To drive growth in revenues, TSS/Vortech has expanded its sales staff to include regional account executives and intends to continue to hire and train sales professionals responsible for defined geographic regions in the United States. The companies have developed an educational program for account executives and other sales staff built around their project execution model. TSS/Vortech is pursing this regional expansion with emphasis placed on geographic areas that have the greatest amount of local mission critical project potential. In conjunction with these efforts, TSS/Vortech is expanding its marketing program from a local to a regional and national level to support its expanded sales efforts and increase its name recognition and market penetration.

The process for acquiring business may require the companies to participate in a competitive request-for-proposal process, with the primary difference among potential customers being that the process for direct government and government-related customers is significantly more formal and complex than for private sector customers as a result of government procurement rules and regulations that govern the contracting process.

Management

The companies’ founders and owners prior to their acquisition by us, Thomas Rosato and Gerard Gallagher, each have over 25 years in experience in providing design, installation and maintenance services to mission-critical facilities.

Employees

At December 31, 2006, TSS/Vortech had approximately 120 full-time employees. TSS/Vortech’s future success will depend significantly on its ability to attract, retain and motivate qualified personnel. TSS/Vortech is not a party to any collective bargaining agreement and it has not experienced any strikes or work stoppages. TSS/Vortech considers its relationship with its employees to be satisfactory.

Properties

TSS/Vortech’s primary office is located at 7226 Lee Deforest Drive, Columbia, Maryland, located between Washington, D.C. and Baltimore, Maryland. The facility consists of approximately 18,000 square feet and is occupied under leases that terminate on October 31, 2011 at a cost of approximately $450,000 per year.

TSS/Vortech also has offices located at 11850 Baltimore Avenue, in Beltsville, Maryland, a suburb of Washington, D.C. The facility consists of approximately 14,800 square feet and is occupied under a sublease at a cost of approximately $179,000 per year, which terminates on October 31, 2008.

TSS/Vortech has a total of 30,800 square feet of space at an estimated annual cost in 2007 of $629,000 versus $289,000 in 2006. These recent lease changes are expected to provide sufficient space to handle TSS/Vortech’s anticipated growth over the next three years.

TSS/Vortech does not own any real property.

Item 1A. Risk Factors

RISKS RELATED TO OUR RECENT ACQUISITION OF TSS/VORTECH

Certain of our key personnel who joined us as a result of the acquisition of TSS/Vortech are unfamiliar with the requirements of operating a public company, which may adversely affect our operations, including reducing our revenues and net income, if any.

Upon the completion of the acquisition, our former Chairman of the Board, C. Thomas McMillen, resigned and became our Vice Chairman, and our former Chief Executive Officer, President and Secretary, Harvey L. Weiss, resigned from those positions and became our Chairman of the Board. Thomas P. Rosato became our Chief Executive Officer, and Gerard J. Gallagher became our President and Chief Operating Officer. Neither Mr. Rosato nor Mr. Gallagher have significant public company experience, and both are unfamiliar with the unique requirements of operating a public company under United States securities laws. In addition, we do not currently have a Chief Financial Officer. Although we are currently engaged in a search for a Chief Financial Officer, we do not know when we will find a qualified candidate or whether the individual we hire will have public company experience. Accordingly, we could be required to expend significant resources to assist our management team with regulatory and stockholder relations issues, which could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations, including reducing our revenues and net income, if any.

Our stockholders are dependent on a single business.

As a result of the acquisition, our stockholders are dependent upon the performance of TSS/Vortech and its business and other acquired businesses. TSS/Vortech remains subject to a number of risks that relate generally to the homeland security and mission critical information technology, or IT, industries and other risks.

If the acquisition’s benefits do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the acquisition if:

•

we do not achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; or

•

the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decreasing stock price.

The Vice Chairman of our Board of Directors may have conflicts of interest that could hinder our ability to make acquisitions.

One of our growth strategies is to make selective acquisitions of specialty engineering and information technology/networking consulting and system integration companies that focus on mission-critical facilities. The current Vice Chairman of our Board of Directors, Mr. McMillen, is the president, chief executive officer and chairman of the board of Homeland Security Capital Corporation (“HSCC”). HSCC has announced that its intended strategic direction is “to focus on owning and operating small- and mid-sized growth businesses that provide homeland security solutions through innovative technologies to both the public and private sector and to drive growth through management, strategic guidance, capital and financial support, and government marketing expertise.”  It is possible that HSCC could be interested in acquiring businesses that we would also be interested in acquiring and that these relationships could hinder our ability to carry out our acquisition strategy.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Persons who are parties to a voting agreement (Messrs. McMillen, Weiss, Gallagher and Rosato) own approximately 35.5% of our voting stock. Moreover, this concentration will increase if additional shares are issued under the employment agreements entered into with Messrs. Rosato and Gallagher or upon conversion of the convertible promissory notes delivered to Messrs. Rosato and Gallagher at closing. These persons have made certain agreements to vote for each other’s designees to our Board of Directors through the 2008 director elections. Accordingly, they are able to significantly influence the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and the voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Actual or potential conflicts of interest are likely to develop between us and Messrs. Rosato and Gallagher.

Thomas P. Rosato and Gerard J. Gallagher, the selling members of TSS/Vortech, continue to own significant businesses other than TSS/Vortech that are not owned or controlled by us. We will have an ongoing business relationship with certain of these businesses of the selling members. This will likely create actual or potential conflicts of interest between the selling members, who are executive officers and members of our Board of Directors and thus in a position to influence corporate decisions, and us.

If we are unable to obtain a listing of our securities on NASDAQ or any stock exchange, it may be more difficult for our stockholders to sell their securities.

Our units, common stock and warrants are currently traded in the over-the-counter market and quoted on the OTCBB. We intend to apply for listing on NASDAQ. Generally, NASDAQ requires that a company applying for listing on the NASDAQ Capital Market have stockholders’ equity of not less than $5.0 million or a market value of listed securities of $50 million or net income from continuing operations of not less than $750,000, at least 1.0 million publicly held shares, and a minimum bid price of $4.00 with over 300 round lot stockholders. Additionally, NASDAQ marketplace rules require that a majority of a NASDAQ-listed company’s board of directors be “independent,” as defined in the marketplace rules. Currently, four of our eight directors satisfy the independence criteria as outlined by NASDAQ. We are conducting a search for a qualified individual to join our board as an “independent” director that will enable our board to meet the majority requirement. However, even upon satisfaction of these minimal criteria, there is no assurance that such NASDAQ listing will be obtained. If we are unable to obtain a listing or approval of trading of our securities on NASDAQ, then it may be more difficult for stockholders to sell their securities.

We may not have sufficient financial resources to carry out our acquisition strategy; we may need to use our stock to fund acquisitions to a greater extent than we originally intended.

Following our acquisition of TSS/Vortech in January 2007, we announced a common stock repurchase program. As a result of that program, through March 20, 2007 we had utilized $1,221,817 of cash to purchase 221,000 shares of our common stock at an average price of $5.53 per share. These stock repurchases reduced the amount of cash available to fund acquisitions. As a result, we may have to incur more debt, or issue more common stock or other equity securities, than would otherwise have been necessary in connection with acquisitions, and we may not have sufficient financial resources to carry out our acquisition strategy to the extent we had initially planned.

If third parties bring claims against us or if TSS/Vortech breached any of its representations, warranties or covenants set forth in the purchase agreement, we may not be adequately indemnified for any losses arising therefrom.

Although the purchase agreement provides that Messrs. Rosato and Gallagher will indemnify us for losses arising from a breach of the representations, warranties and covenants by TSS/Vortech or Messrs. Rosato and Gallagher set forth in the purchase agreement, such indemnification is limited, in general terms, to an aggregate amount of $5 million and claims may be asserted against Messrs. Rosato and Gallagher only if a claim exceeds $8,000 and the aggregate amount of all claims exceeds $175,000. In addition, with some exceptions, the survival period for claims under the purchase agreement is limited to the 18-month period following the closing of the acquisition. We will be prevented from seeking indemnification for most claims above the aggregate threshold or arising after the applicable survival period.

As a result of our acquisition, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

Our acquisition was accounted for as a purchase and involved a purchase price well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Since December 31, 2006, we completed the TSS/Vortech acquisition and we plan to continue acquiring businesses if and when opportunities arise, further increasing our goodwill and purchased intangibles amount. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent we determine that such an asset has been impaired, we will write-down its carrying value on our balance sheet and book an impairment charge in our statement of operations.

We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and also review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our depreciation and amortization charges in future periods.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

TSS/Vortech derives a significant portion of its revenues from a limited number of customers.

TSS/Vortech derived, and in the near term we believe TSS/Vortech will continue to derive, a significant portion of its revenues from a limited number of customers. To the extent that any significant customer uses less of TSS/Vortech’s services or terminates its relationship with TSS/Vortech, TSS/Vortech’s revenues could decline significantly, which would have an adverse effect on our financial condition and results of operations. For the years ended December 31, 2006, 2005 and 2004, TSS/Vortech had one large project with its major real estate investment trust (REIT) customer, Corporate Office Properties Trust, which is providing mission-critical space to a government end user and which comprised approximately 63.0%, 78.0%, and 49.1%, respectively, of TSS/Vortech’s revenues. We expect that TSS/Vortech will not recognize significant revenue from this project after the second quarter of 2007. TSS/Vortech’s 10 largest customers accounted for approximately 80.4% and 94.6% of its total revenues for the years ended December 31, 2006 and 2005, respectively.

TSS/Vortech’s backlog is declining and may not be replaced.

TSS/Vortech’s backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts. TSS/Vortech’s backlog as of December 31, 2006 was $21.0 million, down approximately $18.7 million from its backlog of $39.7 million as of December 31, 2005 and down $31.8 million from its backlog of $52.8 million as of December 31, 2004. Approximately 22.6% of TSS/Vortech’s backlog as of December 31, 2006 was represented by four contracts relating to its project for its major REIT customer, Corporate Office Properties Trust. The project subject to these contracts is expected to be substantially completed during the second quarter of 2007. TSS/Vortech is currently transitioning from a business heavily reliant upon a single, long-term project to a business based on a more diversified customer base consisting of a number of smaller contracts of shorter duration and there can be no assurance that TSS/Vortech will be able to make this transition on a basis timely enough to replace revenue currently provided by TSS/Vortech’s existing project from its major REIT customer or at all. As a result of this transition to more numerous smaller contracts of shorter duration, we do not expect TSS/Vortech expect to maintain contract backlog at historical levels. If TSS/Vortech cannot timely make this transition, TSS/Vortech’s backlog could decline more than TSS/Vortech anticipates and our revenue, operations, cash flows and liquidity could all be significantly and adversely affected. In addition, TSS/Vortech is in part implementing this transition by hiring additional sales and business development personnel and undertaking other business development efforts, which has increased costs but may not result in significantly increased revenues.

Failure to properly manage projects may result in costs or claims.

TSS/Vortech’s engagements often involve relatively large scale, highly complex projects. The quality of TSS/Vortech’s performance on such projects depends in large part upon its ability to manage the customer relationship, and to manage effectively the project and deploy appropriate resources, including third-party contractors and its own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against TSS/Vortech. In addition, we cannot be certain that the insurance coverage TSS/Vortech carries to cover such claims will be adequate to protect TSS/Vortech from the full impact of such claims. Moreover, in certain instances, TSS/Vortech guarantees customers that it will complete a project by a scheduled date or that the project will achieve certain performance standards. If the project experiences a performance problem, TSS/Vortech may not be able to recover the additional costs it will incur, which could exceed revenues realized from a project. Finally, if TSS/Vortech underestimates the resources or time TSS/Vortech needs to complete a project with capped or fixed fees, our operating results could be seriously harmed.

Most of TSS/Vortech’s contracts may be canceled on short notice, so our revenue is not guaranteed.

Most of TSS/Vortech’s contracts are cancelable on short notice, even if TSS/Vortech is not in default under the contract. Many of its contracts, including its service agreements, are periodically open to public bid. TSS/Vortech may not be the successful bidder on its existing contracts that are re-bid. TSS/Vortech also provides an increasing portion of its services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if:

•

TSS/Vortech’s customers cancel a significant number of contracts;

•

TSS/Vortech fails to win a significant number of its existing contracts upon re-bid; or

•

TSS/Vortech completes the required work under a significant number of its non-recurring projects and cannot replace them with similar projects.

Future acquisitions by us could subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

We plan to pursue other acquisition opportunities in an effort to take advantage of the platform TSS/Vortech constitutes. We are not limited to any particular industry or type of business that we may acquire. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire, or the industry in which such business operates. In addition, the financing of any acquisition completed by us after the TSS/Vortech acquisition could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds.

TSS/Vortech operates in a highly competitive industry, which could reduce our growth opportunities, revenue and operating results.

The mission critical IT industry in which TSS/Vortech operates is highly competitive. TSS/Vortech often competes with other IT consulting and integration companies, including several that are large domestic companies that may have financial, technical and marketing resources that exceed our own. Its competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to TSS/Vortech’s services, and TSS/Vortech may not be able to maintain or enhance its competitive position. Although TSS/Vortech’s customers currently outsource a significant portion of these services to TSS/Vortech and its competitors, we can offer no assurance that TSS/Vortech’s existing or prospective customers will continue to outsource specialty contracting services to TSS/Vortech in the future.

TSS/Vortech may not accurately estimate the costs associated with its services provided under fixed-price contracts, which could impair our financial performance.

A portion of TSS/Vortech’s revenue is derived from fixed price contracts. Under these contracts, TSS/Vortech sets the price of its services and assumes the risk that the costs associated with its performance may be greater than it anticipated. Our profitability is therefore dependent upon TSS/Vortech’s ability to estimate accurately the costs associated with its services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time TSS/Vortech bid on the contract, and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed TSS/Vortech’s estimates, which could reduce our profitability and liquidity.

We account for a majority of TSS/Vortech’s projects on the percentage-of-completion method, and if actual results vary from the assumptions made in estimating percentage-of-completion, our revenue and income could be reduced.

We generally recognize revenue on TSS/Vortech projects on the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation between actual results and estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Any such loss would reduce our revenue and income.

Our failure to attract and retain qualified employees may adversely affect our business.

TSS/Vortech’s continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our customers effectively. TSS/Vortech’s business involves the development of tailored solutions for customers, a process that relies heavily upon the expertise and services of employees. Accordingly, TSS/Vortech’s employees are its most valuable resource. Competition for skilled personnel, especially those with security clearance, is intense in TSS/Vortech’s industry. Recruiting and training these personnel requires substantial resources. Our failure to attract and retain qualified personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy its customers’ needs, limit our ability to win new business and constrain our future growth.

An economic downturn or reduced homeland security related capital expenditures could result in a decrease in demand for our services.

If federal, state or local government or private enterprise spending on homeland security related capital expenditures decreases, the demand for services like those provided by TSS/Vortech would likely decline. This decrease could reduce our opportunity for growth, increase our marketing and sales costs, and reduce the prices we can charge for services, which could reduce our revenue and operating results.

We may be unable to obtain sufficient bonding capacity to support certain service offerings.

Some of TSS/Vortech’s contracts require performance and surety bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which reduces availability under TSS/Vortech’s credit facility. TSS/Vortech may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude TSS/Vortech from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if TSS/Vortech is able to successfully renew or obtain performance or payment bonds in the future, TSS/Vortech may be required to post letters of credit in connection with the bonds.

TSS/Vortech may choose, or be required, to pay its subcontractors even if its customers do not pay, or delay paying, TSS/Vortech for the related services.

TSS/Vortech uses subcontractors to perform portions of its services and to manage work flow. In some cases, TSS/Vortech pays its subcontractors before its customers pay TSS/Vortech for the related services. If TSS/Vortech chooses, or is required, to pay its subcontractors for work performed for customers who fail to pay, or delay paying TSS/Vortech for the related work, we could experience a decrease in profitability and liquidity.

A portion of TSS/Vortech’s business depends upon obtaining and maintaining required security clearances, and its failure to do so could result in termination of certain of its contracts or cause it to be unable to bid or rebid on certain contracts.

Some United States government projects require TSS/Vortech’s employees to maintain various levels of security clearances, and we may be required to maintain certain facility security clearances complying with United States government requirements.

Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If TSS/Vortech’s employees are unable to obtain or retain security clearances or if such employees who hold security clearances terminate their employment, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon expiration. To the extent TSS/Vortech is not able to engage employees with the required security clearances for a particular contract, TSS/Vortech may not be able bid on or win new contracts, or effectively re-bid on expiring contracts, which could adversely affect our business.

In addition, TSS/Vortech expects that some of the contracts on which it will bid will require it to demonstrate its ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. A facility security clearance is an administrative determination that a particular facility is eligible for access to classified information or an award of a classified contract. Although contracts may be awarded prior to the issuance of a facility security clearance, in such cases the contractor is processed for facility security clearance at the appropriate level and must meet the eligibility requirements for access to classified information. A contractor or prospective contractor must meet certain eligibility requirements before it can be processed for facility security clearance. TSS/Vortech’s ability to obtain and maintain facility security clearances has a direct impact on its ability to compete for and perform United States government projects, the performance of which requires access to classified information.

TSS/Vortech’s failure to comply with the regulations of the United States Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could reduce our revenue, profitability and liquidity.

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, may apply to TSS/Vortech’s operations. TSS/Vortech has incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of its business in complying with OSHA and other state and local laws and regulations.

We are dependent upon key personnel whose loss may have an adverse impact on our business.

We depend on the expertise, experience and continued services of our senior management employees, especially Mr. Weiss, our Chairman, Mr. McMillen, our Vice Chairman, Mr. Rosato, our Chief Executive Officer, and Mr. Gallagher, our President and Chief Operating Officer. In particular, Messrs. Rosato and Gallagher have acquired specialized knowledge and skills with respect to TSS/Vortech and its operations and most decisions concerning the business of TSS/Vortech will be made or significantly influenced by them. The loss of Mr. Rosato, Mr. Gallagher or other senior management employees of TSS/Vortech, or an inability to attract or retain other key individuals, could materially adversely affect TSS/Vortech’s business. If Mr. Rosato, Mr. Gallagher or other senior management were to become unavailable following the acquisition, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. We will seek to compensate and provide incentives for key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees.

Our quarterly revenue, operating results and profitability will vary.

Our quarterly revenue, operating results and profitability may fluctuate significantly and unpredictably in the future. In particular, the changes in contract mix that we anticipate will occur as TSS/Vortech completes existing projects for our major customer, Corporate Office Properties Trust, may affect quarterly results.

Factors that may contribute to the variability of our quarterly revenue, operating results or profitability include:

•

Fluctuations in revenue earned on contracts;

•

Commencement, completion and termination of contracts during any particular quarter, especially contracts relating to TSS/Vortech’s major customer, Corporate Office Properties Trust;

•

Declines in backlog that are not replaced;

•

Additions and departures of key personnel;

•

Strategic decisions by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy;

•

Contract mix and the extent of subcontractor use; and

•

Any seasonality of TSS/Vortech’s business.

Therefore, period-to-period comparisons of TSS/Vortech’s operating results may not be a good indication of our future performance. Our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse affect on the market price of our common stock.

If we are unable to engage appropriate subcontractors or if our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and ability to obtain future business could be materially and adversely impacted.

Our contract performance may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. The inability of us to find and engage appropriate subcontractors or a failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor.

In extreme cases, a subcontractor’s performance deficiency could result in the customer terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the customer and have a material adverse effect on our ability to compete for future contracts and task orders.

If we are unable to manage our growth, our business may be adversely affected.

Sustaining TSS/Vortech’s historical growth may place significant demands on our management, as well as on our administrative, operational and financial resources. If TSS/Vortech sustains significant growth, we must improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to do so, or if new systems that we implement to assist in managing any future growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

RISKS RELATED TO OUR CAPITAL STRUCTURE
AND OUR EXPERIENCE AS A PUBLIC COMPANY

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors our Board of Directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

The significant number of our outstanding warrants may place a ceiling on, or otherwise adversely affect, the value of our common stock.

We have outstanding warrants to purchase 15,600,000 shares of our common stock at an exercise price of $5.00 per share, and only 12,152,813 outstanding shares of common stock as of March 20, 2007. Our warrants represent a very significant market overhang that may limit the value of our common stock, at least in the near term and unless and until we can substantially grow our business.

If our initial stockholders and Messrs. Rosato and Gallagher exercise their registration rights, it may have an adverse effect on the market price of our common stock.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,750,000 shares of common stock eligible for trading in the public market. We have also granted registration rights to the selling members, who received 2,534,988 shares of our common stock upon closing of the acquisition and who may receive, in the aggregate, up to $10,000,000 in additional shares of our common stock under the terms of their employment agreements. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may be worthless.

Our warrants will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure warrant holders that we will be able to do so. The warrant agreement does not provide that we are required to net-cash settle the warrants if we are unable to maintain a current prospectus. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current, or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire. Thus, our warrants may be deprived of any value, the market for our warrants may be limited or non-existent and the warrants may expire worthless.

The warrant agreement governing our warrants permits us to redeem the warrants after they become exercisable, and it is possible that we could redeem the warrants at a time when a prospectus is not current, resulting in the warrant holder receiving less than fair value of the warrant or the underlying common stock.

Under section 6 of the warrant agreement governing our outstanding warrants, we have the right to redeem outstanding warrants, at any time after they become exercisable and prior to their expiration, at the price of $0.01 per warrant, provided that the last sales price of our common stock is at least $8.50 per share on each of 20 trading days within any 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. Section 6 of the warrant agreement does not require, as a condition to giving notice of redemption, that we have in effect a current prospectus relating to the common stock issuable upon exercise of our warrants. Thus, it is possible that we could issue a notice of redemption of the warrants at a time when holders of our warrants are unable to exercise their warrants and thereafter immediately resell the underlying common stock under a current prospectus. Under such circumstances, rather than face redemption at a nominal price per warrant, warrant holders could be forced to sell the warrants or the underlying common stock for less than fair value.

Prior to the acquisition, we did not have operations, and TSS/Vortech had never operated as a public company. Fulfilling our obligations incident to being a public company will be expensive and time consuming.

Prior to the acquisition, both we, as a company without operations, and TSS/Vortech, as a private company, had maintained relatively small finance and accounting staffs. Although we are in the process of retaining internal audit services, neither we nor TSS/Vortech currently has an internal audit group function. We have maintained limited disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our limited activities prior to the acquisition, but we have not been required to maintain and establish such disclosure controls and procedures and internal controls as are required with respect to a business such as TSS/Vortech with substantial operations following the acquisition. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of NASDAQ, we must implement additional internal and disclosure control procedures and corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs.

We are also in the process of hiring a chief financial officer and may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting for fiscal 2007 and beyond and will require an independent registered public accounting firm to report on our assessment as to the effectiveness of these controls for fiscal 2008 and beyond. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls for our fiscal year ending December 31, 2007 and subsequent years. In connection with this evaluation, we are in the process of retaining internal audit services to further enhance our internal control environment. It will also require an independent registered public accounting firm to test, evaluate and report on the completeness of our assessment for our fiscal year ending December 31, 2008 and subsequent years. It may cost us more than we expect to comply with these control- and procedure-related requirements.

We may discover areas of our internal controls that need improvement, particularly with respect to TSS/Vortech or other businesses that we may acquire in the future. Although we are searching for a chief financial officer, we may also need to hire additional accounting and financial staff to assist in our internal control processes. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as of December 31, 2008 and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 9841 Broken Land Parkway, Columbia, Maryland 21046. This facility is leased at an approximate cost of $48,000 per year, with approximately 2,500 square feet.

Item 3. Legal Proceedings

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

Market Information

The following table sets forth, for the calendar quarters indicated, the quarterly high and low bid information of the Company’s common stock, warrants and units as reported on the OTC Bulletin Board since they were listed on the OTC Bulletin Board on September 28, 2005, September 28, 2005 and July 15, 2005, respectively. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions:

	Common Stock (FAAC)		Warrants (FAACW)		Units (FAACU)
Quarter Ended	High	Low	High	Low	High	Low

September 30, 2005	—	—	—	—	$6.06	$0.45
December 31, 2005	$5.24	$5.02	$0.52	$0.38	$6.10	$5.76
March 31, 2006	$5.60	$5.22	$0.78	$0.36	$7.15	$5.95
June 30, 2006	$5.54	$5.35	$0.83	$0.49	$7.20	$6.23
September 30, 2006	$5.50	$5.35	$0.55	$0.41	$6.65	$6.12
December 31, 2006	$5.62	$5.40	$0.51	$0.40	$6.55	$6.25

The closing prices of the Company’s common stock, warrants and units on March 20, 2007 were $5.58, $0.94, and $7.40, respectively.

Holders of Common Stock

As of March 20, 2007, based on our transfer agent’s records, there were 15 holders of record of our common stock. However, the majority of our shares held by non-affiliates are held in “street name” with the Depository Trust Company as the sole record holder. The actual number of beneficial owners of our common stock is substantially larger, and includes more than 500 holders of more than 100 common shares.

Dividend Policy

We have neither declared nor paid any dividends on our common stock to date and presently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors our Board of Directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from September 28, 2005 (the first trading date of our common stock) through December 31, 2006, with the cumulative total return on (i) the Russell 2000 Stock Index and (ii) a Peer Group Index composed of other federal government service providers with whom we compete: Washington Group International, Inc., Dycom Industries, Inc., Mastec, Inc. and Hill International, Inc. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

ASSUMES $100 INVESTED ON SEPTEMBER 28, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2006

The following table shows the value of $100 invested on September 28, 2005 in Fortress International Group, Inc., the Russell 2000 Index and our Peer Group.

	Fiscal Year Ending
Company/Index/Market	9/28/2005	12/30/2005	12/29/2006

Fortress International Group, Inc.	$100.00	$99.80	$103.76
Peer Group Index	100.00	105.86	115.29
Russell 2000 Index	100.00	101.45	120.09

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

(footnote on next page)

——————

*

C. Thomas McMillen, a director of our board, is the Chief Executive Officer and sole member of Washington Capital Advisors, LLC.

Purchases of Equity Securities by Issuer

None.

Item 6. Selected Financial Data

The following selected financial and other data should be read in conjunction with our financial statements and the related notes, and with “Management’s discussion and analysis of financial condition and results of operations,” included elsewhere in this Annual Report on Form 10-K. The statement of operations and consolidated balance sheet data for the period from our inception on December 20, 2004 to December 31, 2006 are qualified by reference to our audited financial statements included in this Annual Report on Form 10-K.

FORTRESS INTERNATIONAL GROUP, INC.

BALANCE SHEET INFORMATION

	December 31, 2006	December 31, 2005

Assets
Current assets:
Cash	$7,347	$992,547
Investments held in Trust Fund	44,673,994	42,603,801
Prepaid expenses	3,750	50,165
Total current assets	44,685,091	43,646,513
Deferred acquisition costs	869,853	—
Deferred tax asset	490,675	132,000
Total assets	$46,045,619	$43,778,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$913,222	$105,308
Advances from Stockholder	20,000	—
Income taxes payable	586,283	206,194
Deferred interest on investments	541,735	127,904
Total current liabilities	2,061,240	439,406

Common stock, subject to possible conversion, 1,559,220 shares at conversion value	8,388,604	8,388,604

Commitment

Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 9,550,000 shares (which includes 1,559,220 subject to possible conversion) and 1,250,000 shares, respectively	955	955
Additional paid-in capital	34,819,062	34,819,062
Income accumulated during the development stage	775,758	130,486
Total stockholders’ equity	35,595,775	34,950,503

Total liabilities and stockholders’ equity	$46,045,619	$43,778,513

FORTRESS INTERNATIONAL GROUP, INC.

STATEMENT OF OPERATIONS INFORMATION

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period December 20, 2004 (inception) to December 31, 2006
Income:
Net interest income	$1,666,806	$525,430	$2,192,236
Total income	1,666,806	525,430	2,192,236

Expenses:
Formation and operating costs	689,120	319,694	1,009,870
Net income for the period before income taxes	977,686	205,736	1,182,366
State and federal income taxes	332,414	74,194	406,608
Net income for the period	$645,272	$131,542	$775,758
Weighted average number of shares outstanding – basic and diluted	9,550,000	5,107,534	7,238,529
Net income per share – basic and diluted	$.07	$.03	$.11

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

On July 20, 2005, we closed our initial public offering of 7,000,000 units, with each unit consisting of one share of our common stock and two warrants (each warrant to purchase one share of our common stock at $5.00 per share). The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $42,000,000. On August 24, 2005, we sold an additional 800,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $4,800,000. After deducting underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $43,183,521, of which $41,964,000 was deposited into a trust fund and the remaining proceeds of $1,219,521 were made available for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Effective January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as “Total Site Solutions” (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to “Fortress International Group, Inc.”  TSS/Vortech provides comprehensive services for the planning, design, and development of mission critical facilities and information infrastructure. The details of the TSS/Vortech acquisition are provided in Item 1, Part I,  “Business—Recent Developments” in this Annual Report on Form 10-K.

The audited combined balance sheets of TSS/Vortech as of December 31, 2006, 2005 and 2004, and the related combined statements of income, changes in members’ equity and cash flows for the years then ended are included as Exhibit 99.0 to this Annual Report on Form 10-K. During the year ended December 31, 2006, TSS/Vortech reported earned revenues of $60.2 million compared to $58.6 million in 2005. Gross profit increased to $12.0 million in 2006 compared to $8.6 million in 2005, a 39.5% increase. Operating income was $3.5 million in 2006 compared to $2.9 million in 2005, and net income was $3.5 million in 2006 compared to $3.1 million in 2005.

We do not believe the historical results of TSS/Vortech, which were closely-held private businesses that operated as pass-through vehicles for tax purposes, are indicative of our future results.

Overview of 2006

We neither engaged in any operations, generated any revenues nor incurred any debt or expenses during the period ended December 31, 2006, other than for rent and administrative support, taxes, accounting and legal fees associated with our public reporting obligations, and expenses related to pursuing acquisitions of target businesses. Our activity since inception has been focused on preparing for and consummating our initial public offering and then identifying and investigating target businesses for a business combination.

From inception through December 31, 2006, we incurred operating expenses of $1,416,478 as follows:

	Inception Through December 31, 2005	Year Ended December 31, 2006	Inception Through December 31, 2006

Legal, accounting, travel and other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination	$105,161	$337,125	$442,286
Rent and administrative services and support	38,862	90,000	128,862
Expenses for legal and accounting fees relating to our SEC reporting obligations	57,449	102,216	159,665
Franchise and capital taxes	58,525	48,029	106,554
Federal and state income taxes	74,194	332,414	406,608
Director and officer liability insurance premiums	18,750	45,000	63,750
Miscellaneous expenses	42,003	66,750	108,753
Total	$394,944	$1,021,534	$1,416,478

As of December 31, 2006, we had accumulated $869,853 in deferred costs related to the acquisition of TSS/Vortech. These charges will be capitalized in the first quarter of 2007, when the acquisition was completed.

On July 20, 2005, we used $45,000 of our general working capital to pay premiums associated with our directors’ and officers’ liability insurance. On July 20, 2006, we renewed that policy for a six-month period expiring January 20, 2007 and paid the $22,500 in premiums associated with this renewal on November 1, 2006.

Washington Capital Advisors and directors Harvey L. Weiss and David J. Mitchell advanced a total of $70,000 to us to cover costs related to our initial public offering. These loans were repaid on July 20, 2005 and September 1, 2005 from the proceeds of our initial public offering not placed in trust.

We agreed to pay, through the date of our acquisition of a target business, Washington Capital Advisors, LLC, an affiliate of director C. Thomas McMillen, $7,500 per month for office space and certain office and secretarial services. The $7,500 per month is reimbursement for office space and the office and secretarial services provided to us by Washington Capital Advisors, LLC and not as compensation to Mr. McMillen.

As of December 31, 2006, approximately $44,673,994 was held in trust, and we had approximately $7,347 of the available funds remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Critical Accounting Policies and Significant Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates.

We believe the following critical accounting policies involved the most significant judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We did not have cash deposits in excess of the federally insured limits at December 31, 2006.

Earnings per common share. Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money warrants and the proceeds thereof were used to purchase treasury shares at the average market price during the period.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments. The carrying amounts of our financial assets, including cash and cash equivalents and short-term investments, approximate fair value because of their short-term maturities.

Income Taxes. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

New Accounting Pronouncement. The Financial Accounting Standards Board (“FASB”) has issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our results of operations and financial position. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings accumulated during the development stage on January 1, 2007.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

For the year ended December 31, 2006, we had total income of $1.7 million, consisting of net interest income on investments held in trust and on cash balances maintained. This represented an increase of $1.1 million, or 217%, from the year ended December 31, 2005 due to the completion of our initial public offering on July 20, 2005. Our July 2005 offering resulted in five months of operations during the year ended December 31, 2005 compared to a full year of operations during the year ended December 31, 2006. Total expenses for the 2006 period were $1.0 million, consisting of $689,120 in operating expenses and $332,414 in income tax expense. Total expenses increased by $627,646, or 159%, from 2006 compared to 2005 and we also had a net gain of $645,272 for the 2006 period, which represented an increase of $513,730 from 2005. Both the expense and net gain increases reflect the initial public offering occurring in mid-2005.

Year ended December 31, 2005 compared to year ended December 31, 2004 (from inception on December 20, 2004)

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

Liquidity and Capital Resources

We consummated our initial public offering on July 20, 2005. Gross proceeds from our initial public offering were $42,000,000. On August 24, 2005, we sold an additional 800,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $4,800,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $43,183,521, of which $41,964,000 was deposited into a trust fund. The remaining proceeds ($1,219,521) were made available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We funded our operations in 2006 primarily through the funds raised in our initial public offering.

Net cash used in operating activities was $780,496 and $252,074 for the years ended December 31, 2006 and December 31, 2005, respectively. Cash provided by operating activities is primarily driven by net income, adjusted for working capital changes, and accrued interest income on treasury bills held in the trust fund.

Net cash used in investing activities was $224,704 for 2006, which consisted entirely of payment of deferred acquisition costs. Net cash used in investing activities was $41,964,000 for 2005, which consisted entirely of investments placed in the trust fund.

Net cash provided by financing activities was $20,000 for 2006, which consisted entirely of advances from a stockholder, officer and director of the Company. Net cash provided by financing activities was $43,183,621 for 2005, which consisted of net proceeds of the Company’s public offering of $43,196,021 plus proceeds from the underwriters’ purchase option of $100, less net payments of notes payable to stockholders of $12,500.

On January 19, 2007, we acquired all of the outstanding membership interests of each of TSS and Vortech pursuant to a Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006, as amended by the Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 (the “Purchase Agreement”). The closing consideration consisted of (i) $11,000,000 in cash, (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 3,176,813 shares of our stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees and 574,000 shares were designated for issuance to employees of TSS/Vortech, and (iv) $10,000,000 in two convertible, interest-bearing promissory notes of $5,000,000 each.

We funded the cash portion of the TSS/Vortech purchase price with the proceeds of our initial public offering. In connection with the acquisition of TSS/Vortech, holders of 756,100 shares of common stock voted against the acquisition and perfected their right to convert their shares of common stock into $5.74 of cash per share. An aggregate of $4,340,014 was paid to converting stockholders. These conversions were also funded with the proceeds of our initial public offering. Following the completion of the acquisition, we announced and began to implement a common stock repurchase program. Through March 20, 2007, we had utilized $1,221,817 of cash to purchase 221,000 shares of common stock at an average price of $5.53 per share.

As of December 31, 2006, we had an agreement in place for a contingent fee for financial advisory services to Goldman Associates, a division of Sunrise Securities Corp., the lead underwriter in our initial public offering, upon the closing of the TSS/Vortech acquisition. Under our agreement with Goldman Associates, we agreed to pay a fee equal to the greater of 1.25% of the aggregate consideration paid in the acquisition and $750,000. The fee owed and paid at the closing of the acquisition in January of 2007 was $750,000.

As of the close of business on March 21, 2007 we had cash on hand of approximately $27.2 million.

We expect to fund our operations following the acquisition of TSS/Vortech through funds generated from operations and cash remaining from our initial public offering. We expect to retain future earnings, if any, for use in the operations of the business and at this time do not anticipate paying any cash dividends.

As of December 31, 2006, we had no line of credit and no borrowings outstanding.

Although no decisions have been made as to the size, structure or number of future acquisitions, we expect that a portion of acquisition prices will be borrowed from commercial sources and, perhaps, in some cases, the owners of an acquisition target. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination. Depending on the nature and structure of the target and its business, and the preferences of the owners of the target, it is possible that we would use common stock or other equity securities as part of the acquisition consideration. However, it is not possible to predict future acquisition structures at this time.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  See Note 6, “Initial Public Offering,” to the financial statements attached to this Annual Report on Form 10-K for a further discussion of options and warrants.

Effects Of Inflation

Since we had no operations as of December 31, 2006, the effects of inflation did not have a material impact on our business through the period covered in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. As of December 31, 2006, we were not engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The available funds which are not immediately required to pay our expenses have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Given our limited risk in our exposure to United States Treasury Bills, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

The financial statements of Fortress International Group, Inc., as well as the financial statements of TSS/Vortech, acquired by Fortress International Group in January 2007, are provided in Part IV in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We anticipate that, based on our acquisition of TSS/Vortech in January 2007, we will need to re-evaluate our internal control process during the first quarter of 2007. In connection with this evaluation, we are in the process of hiring an internal auditor to further enhance our internal control environment. Other than as disclosed herein, there have been no significant changes in our internal controls or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management will continue to monitor, evaluate and test the operating effectiveness of these controls, particularly in light of our recent TSS/Vortech acquisition.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships, And Related Transactions, and Director Independence

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees And Services

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements and Financial Statement Schedules

(2) Financial Statement Schedules

Schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated January 19, 2007 (included as Exhibit 3.1 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)
3.2	By-laws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-KSB for the year ended December 31, 2005)
4.5	Unit Purchase Option (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-KSB for the year ended December 31, 2005)
10.1

Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (included as Annex A to the Definitive Proxy Statement dated December 27, 2006 and incorporated by reference herein)

10.2

Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (included as Exhibit 10.1 to the Current Report on Form 8-K dated January 19, 2007 and incorporated by reference herein)

10.3

Escrow Agreement (Balance Sheet Escrow) dated January 19, 2007 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, Thomas P. Rosato as Members’ Representative, and SunTrust Bank (included as Exhibit 10.3 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)

10.4

Escrow Agreement (General Indemnity) among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, Thomas P. Rosato as Members’ Representative, and SunTrust Bank (included as Exhibit 10.4 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)

10.5

Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (included as Exhibit 10.5 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)

10.6	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan (included as Annex E to the Definitive Proxy Statement dated December 27, 2006 and incorporated by reference herein)
10.7

Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Harvey L. Weiss (included as Exhibit 10.7 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)

10.8

Executive Consulting Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Washington Capital Advisors, Inc. (included as Exhibit 10.8 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)

10.9

Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Thomas P. Rosato (included as Exhibit 10.9 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)

10.10

Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (included as Exhibit 10.10 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)

Exhibit Number	Description

10.11

Voting Agreement dated January 19, 2007 by Fortress America Acquisition Corporation, Thomas P. Rosato, Gerard J. Gallagher, C. Thomas McMillen and Harvey L. Weiss (included as Exhibit 10.11 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)

10.12	Letter Agreement among the Company, Sunrise Securities Corp. and C. Thomas McMillen (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-KSB for the year ended December 31, 2005)
10.13	Letter Agreement among the Company, Sunrise Securities Corp. and Harvey L. Weiss (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB for the year ended December 31, 2005)
10.14	Letter Agreement among the Company, Sunrise Securities Corp. and David J. Mitchell (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 2005)
10.15	Letter Agreement among the Company, Sunrise Securities Corp. and Donald L. Nickles (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-KSB for the year ended December 31, 2005)
10.16

Agreement among the Company, Sunrise Securities Corp. and Paladin Homeland Security Fund, L.P., Paladin Homeland Security Fund (NY City), L.P., Paladin Homeland Security Fund (CA), L.P. and Paladin Homeland Security Fund (Cayman Islands), L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-KSB for the year ended December 31, 2005)

10.17	Letter Agreement among the Company, Sunrise Securities Corp. and Asa Hutchinson (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-KSB for the year ended December 31, 2005)
10.18

Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the year ended December 31, 2005)

10.19

Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-KSB for the year ended December 31, 2005)

10.20	Registration Rights Agreement among the Company and the Initial Stockholders (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2005)
10.21

Warrant Purchase Agreement between C. Thomas McMillen, Harvey L. Weiss and Sunrise Securities Corp. (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-KSB for the year ended December 31, 2005)

10.22	Letter Agreement between the Company and Global Defense Corp. (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-KSB for the year ended December 31, 2005)
10.23

Agreement and Plan of Merger among Fortress America Acquisition Corporation and FAAC Merger Corporation dated June 29, 2005 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement No. 333-123504, effective July 13, 2005)

14.0	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-KSB for the year ended December 31, 2005)
31.0	Certification by Principal Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
32.0	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.0

Combined Balance Sheets of Vortech, L.L.C. and VTC, L.L.C. as of December 31, 2006, 2005 and 2004, and the related combined statements of income, changes in members’ equity and cash flows for the years then ended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

March 29, 2007	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas P. Rosato	Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 29, 2007
Thomas P. Rosato

/s/ Gerard J. Gallagher	Director	March 29, 2007
Gerard J. Gallagher

/s/ Asa Hutchinson	Director	March 30, 2007
Asa Hutchinson

/s/ C. Thomas McMillen	Director	March 30, 2007
C. Thomas McMillen

/s/ David J. Mitchell	Director	March 29, 2007
David J. Mitchell

/s/ John Morton, III	Director	March 29, 2007
John Morton, III

/s/ Donald L. Nickles	Director	March 29, 2007
Donald L. Nickles

/s/ Harvey L. Weiss	Director	March 29, 2007
Harvey L. Weiss

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fortress International Group, Inc.

We have audited the accompanying balance sheets of Fortress International Group, Inc. (formerly Fortress America Acquisition Corporation) (a corporation in the development stage) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and the cumulative period from December 20, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortress International Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and the cumulative period from December 20, 2004 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 27, 2007

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

BALANCE SHEET

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$7,347	$992,547
Investments held in Trust Fund	44,673,994	42,603,801
Prepaid expenses	3,750	50,165
Total current assets	44,685,091	43,646,513
Deferred acquisition costs	869,853	—
Deferred tax asset	490,675	132,000
Total assets	$46,045,619	$43,778,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$913,222	$105,308
Advances from stockholder	20,000	—
Income taxes payable	586,283	206,194
Deferred interest on investments	541,735	127,904
Total current liabilities	2,061,240	439,406
Common stock, subject to possible conversion, 1,559,220 shares at conversion value	8,388,604	8,388,604

Commitment

Stockholders’ Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 9,550,000 shares (which includes 1,559,220 subject to possible conversion) and 1,250,000 shares, respectively	955	955
Additional paid-in capital	34,819,062	34,819,062
Income accumulated during the development stage	775,758	130,486
Total stockholders’ equity	35,595,775	34,950,503
Total liabilities and stockholders’ equity	$46,045,619	$43,778,513

See notes to the financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period December 20, 2004 (inception) to December 31, 2006
Income:
Net interest income	$1,666,806	$525,430	$2,192,236
Total income	1,666,806	525,430	2,192,236
Expenses:
Formation and operating costs	689,120	319,694	1,009,870
Net income for the period before income taxes	977,686	205,736	1,182,366
State and federal income taxes	332,414	74,194	406,608
Net income for the period	$645,272	$131,542	$775,758
Weighted average number of shares outstanding – basic and diluted	9,550,000	5,107,534	7,238,529
Net income per share – basic and diluted	$.07	$.03	$.11

See notes to the financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from December 20, 2004 (inception) to December 31, 2006

	Common Stock		Addition Paid-in Capital	Income (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount

Common shares issued December 20, 2004 at $.02 per share	1,125,000	$125	$24,875	$—	$25,000

Net loss for the period	—	—	—	(1,056)	(1,056)
Balance at December 31, 2004	1,250,000	125	24,875	(1,056)	23,944

Redemption of common stock	(1,250,000)	(125)	(24,875)	—	(25,000)

Common shares issued March 9, 2005 at $0.01429 per share	1,750,000	175	24,825	—	25,000

Common shares issued July 20, 2005, net of underwriters’ discount and offering expenses (includes 1,399,300 shares subject to possible conversion)	7,000,000	700	38,687,329	—	38,688,029
Common shares issued August 24, 2005, net of underwriters’ discount and offering expenses (includes 159,920 shares subject to possible conversion)	800,000	80	4,495,412	—	4,495,492
Proceeds subject to possible conversion of 1,559,220 shares	—		(8,388,604)	—	(8,388,604)
Proceeds from issuance of option	—		100	—	100
Net income for the period	—		—	131,542	131,452
Balance at December 31, 2005	9,550,000	955	34,819,062	130,486	34,950,503

Net income for the period	—	—	—	645,272	645,272
Balance at December 31, 2006	9,550,000	$955	$34,819,062	$775,758	$35,595,775

See notes to the financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period December 20, 2004 (inception) to December 31, 2006

Cash flow from operating activities
Net income	$645,272	$131,542	$775,758
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(358,675)	(132,000)	(490,675)
Interest income on treasury bills	(2,070,193)	(639,801)	(2,709,994)
Increase in prepaid expenses	46,415	(50,165)	(3,750)
Increase in accounts payable and accrued expenses	162,765	104,252	268,073
Increase in income taxes payable	380,089	206,194	586,283
Increase in deferred interest	413,831	127,904	541,735
Net cash used in operating activities	(780,496)	(252,074)	(1,032,570)

Cash flows from investing activities
Payment of deferred acquisition costs	(224,704)	—	(224,704)
Investments placed in Trust Fund	—	(41,964,000)	(41,964,000)
Net cash used in investing activities	(224,704)	(41,964,000)	(42,188,704)

Cash flows from financing activities
Gross proceeds of public offering, including over-allotment option exercise	—	46,800,000	46,800,000
Proceeds of issuance of option	—	100	100
Proceeds of notes payable, stockholders	—	57,500	70,000
Payment of notes payable, stockholders	—	(70,000)	(70,000)
Advances from stockholder	20,000	—	20,000
Proceeds from sales of shares of common stock	—	25,000	50,000
Redemption of common stock	—	(25,000)	(25,000)
Payment of costs of public offering, including over-allotment option exercise	—	(3,603,979)	(3,616,479)
Net cash provided by financing activities	20,000	43,183,621	43,228,621

Net (decrease) increase in cash	(985,200)	967,547	7,347
Cash at beginning of the period	992,547	25,000	—
Cash at the end of the period	$7,347	$992,547	$7,347

Non cash investing activity:
Accrual of acquisition costs	645,149	—	645,149

See notes to the financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Proposed Business Operations

Fortress America Acquisition Corporation (the “Company”) was incorporated in Delaware on December 20, 2004 as a blank check company, the objective of which is to acquire one or more operating businesses in the homeland security industry.

The Company consummated an initial public offering (“IPO”) on July 20, 2005. In addition, on August 24, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”), generating total net proceeds of $43,183,521. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the homeland security industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately $41,964,000 of the net proceeds was deposited in a trust fund account (“Trust Fund”) and has been invested in Treasury Bills until the earlier of (i) the consummation of its first Business Combination; or (ii) the liquidation of the Company. The Treasury Bills have been accounted for as trading securities and are recorded at their market value of approximately $44,673,994 at December 31, 2006. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statement of operations. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of TSS/Vortech, submitted such transaction for stockholder approval. All of the Company stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), agreed to vote their 1,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s first Business Combination, all of these voting safeguards will no longer be applicable.

In the event (i) the Business Combination is not approved by a majority of the shares of common stock held by the Public Stockholders or (ii) 20% or more of the shares of common stock held by the Public Stockholders vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Business Combination with TSS/Vortech was approved and consummated in January 2007.

With respect to the first Business Combination, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying December 31, 2006 balance sheet and 19.99% of the related interest earned has been recorded as deferred interest. In connection with the acquisition of TSS/Vortech, holders of 756,100 shares of common stock voted against the Business Combination and perfected their right to convert their shares of common stock into $5.74 of cash per share. An aggregate of $4,340,014 was paid to converting shareholders.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Proposed Business Operations – (continued)

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) did not have a significant impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Deferred Acquisition Costs

As of December 31, 2006, the Company had paid or accrued $869,853 in deferred costs related to the subsequent acquisition of TSS/Vortech, detailed as follows:

Legal fees	$637,020
Fairness opinion and puchase price allocation	89,708
Third party due diligence	65,102
Printing and filing charges associated with proxy and shareholder vote	60,120
Other	17,903
$869,853

These costs are included in the December 31, 2006 balance sheet as Deferred Acquisition Costs and will be capitalized in the first quarter of 2007, when the acquisition of TSS/Vortech was completed. The Company had no deferred acquisition costs at December 31, 2005.

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

3. Accounts Payable and Accrued Expenses

Amounts included in the December 31, 2006 balance sheet as Accounts Payable and Accrued Expenses totaled $913,222, detailed as follows:

Deferred acquisition costs	$645,149
Accounting fees	43,094
Investor relations expenses	35,071
Legal fees	30,510
Franchise taxes	24,629
Rent expense	22,500
Other	112,269
$913,222

Amounts included in the December 31, 2005 balance sheet as Accounts Payable and Accrued Expenses totaled $105,308, detailed as follows:

State franchise taxes payable	$58,525
Accounting fees	19,000
Other	27,783
$105,308

4. Advances from Stockholder

In December 2006, an Initial Stockholder, officer and director has made payments totaling $20,000 on behalf of the Company. These payments are non interest bearing and due on demand. Such amounts have been included in Advances from Stockholders in the December 31, 2006 balance sheet. These advances were repaid by the Company in January 2007.

5. Commitment

The Company occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition or a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services. Rent expense under this agreement amounted to $90,000 and $37,500 for the twelve month periods ended December 31, 2006 and December 31, 2005, respectively.

6. Initial Public Offering

On July 20, 2005, the Company sold 7,000,000 units (“Units”) in the IPO. On August 24, 2005 the Company sold an additional 800,000 Units pursuant to the Over-Allotment Option Exercise. Each Unit consists of one share of the. Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 (which such Warrant may be exercised on a cashless basis) commencing the later of (a) one year from the effective date of the IPO; or (b) the completion of a Business Combination with a target business and expiring four years from the date of the prospectus (unless earlier redeemed). The Warrant will be redeemable, upon written consent of the representative of the underwriters, at a price of $0.01 per Warrant upon 30 days notice after the Warrant becomes exercisable, only in the event that (a) the last sales price of the common stock is at least $8.50 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to date on which notice of redemption is given and (b) the weekly trading volume of our common stock has been at least 200,000 shares for each of the 2 calendar weeks before the Company sends the notice of redemption.

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

6. Initial Public Offering – (continued)

In addition, the Company sold to Sunrise Securities Corporation, for $100, an option to purchase up to a total of 700,000 units. The units issuable upon exercise of this option are identical to those offered in the Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. In lieu of exercise, the option maybe converted into units (i.e., a “cashless exercise”) to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder.

The sale of the option is accounted for as an equity transaction. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $3.075 per unit, or $2,152,500 total, using an expected life of four years, volatility of 75.19% and a risk-free interest rate of 3.922%.

The volatility calculation of 75.19% is based upon the 365-day average volatility of a representative sample of seven (7) companies with market capitalizations under $250 million that management believes could be considered to be engaged in a business in the homeland security industry (the “Sample Companies”). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the 365- day average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company did not consummate a business ‘combination within the prescribed time period and liquidates, the option would become worthless.

Although the purchase option and its underlying securities have been registered, the purchase option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the date of the prospectus with respect to the registration under the Securities Act of 1933 of the securities directly and indirectly issuable upon exercise of the purchase option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the purchase option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the purchase option will not be adjusted for issuances of common stock at a price below its exercise price.

7. Common Stock

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

At December 31, 2006, 17,700,000 shares of Common Stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

8. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

9. Income Taxes

The provision for income taxes consists of the following:

	For the Period Ended December 31,
	2006	2005

Current:
Federal	$691,089	$202,163
State	—	4,031
Deferred:
Federal	(358,675)	(132,000)
	$332,414	$74,194

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	For the Period Ended December 31,
	2006	2005

Federal statutory rate	34%	34%
State tax, net of income tax benefit	—	2
	34%	36%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31, 2006	December 31, 2005

Interest income deferred for reporting purposes	$183,702	$43,000
Expenses deferred for income tax purposes	306,973	89,000
Subtotal	490,675	132,000
Valuation allowance	—	—
Net deferred tax asset	$490,675	$132,000

10. Subsequent Event

On January 19, 2007, the Company acquired all of the outstanding membership interests of TSS/Vortech pursuant to a Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006, as amended by the Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 (the “Purchase Agreement”). The closing consideration consisted of (i) $11.0 million in cash, (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 3,176,813 shares of our stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees and 574,000 shares were designated for issuance to employees of TSS/Vortech, and (iv) $10.0 million in two convertible, interest-bearing promissory notes of $5.0 million each.

TSS/Vortech provides a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. The companies’ services include technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

FORTRESS INTERNATIONAL GROUP, INC.
(formerly Fortress America Acquisition Corporation)
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

11. Quarterly Financial Data (unaudited)

2006 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

Total income	$449,400	$444,941	$410,904	$361,561
Net income	124,118	207,978	190,839	122,337
Net income per share – basic and diluted	$.02	$.02	$.02	$.01

2005 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

Total income	$311,533	$213,897	$—	$—
Net income (loss)	84,123	49,065	(1,080)	(566)
Net income (loss) per share – basic and diluted	$.01	$.01	$(.00)	$(.00)