Form 10-K/A
period 2006-12-31
Fortress International Group, Inc.
filed 2007-04-30
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9841 Broken Land Parkway Columbia, Maryland 21046	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 312-9988

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
Units, consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐     No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Fortress International Group, Inc. for the year ended December 31, 2006 (the “Original Report”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the included in the Original Report is amended or changed by this Amendment. As a result of this Amendment, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein for the items amended in this Amendment, this Amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

FORTRESS INTERNATIONAL GROUP, INC.

FORM 10-K/A

INDEX

		Page

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1

ITEM 11.	EXECUTIVE COMPENSATION	5

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	8

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	12

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	14

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

SIGNATURES		21

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of April 26, 2007:

Name	Age	Position with the Company
Harvey L. Weiss	64	Chairman of the Board
C. Thomas McMillen	54	Vice Chairman of the Board
Thomas P. Rosato	55	Chief Executive Officer and Director
Gerard J. Gallagher	50	President, Chief Operating Officer and Director
David J. Mitchell*	46	Director
Donald L. Nickles*	56	Director
John Morton, III*	63	Director
Asa Hutchinson*	56	Director
William L. Jews*	55	Director

* Non-employee director.

Harvey L. Weiss, age 64, became our Chairman of the Board upon the closing of our acquisition of TSS/Vortech on January 19, 2007. From our inception through the closing of the acquisition, Mr. Weiss had served as our Chief Executive Officer, President and a member of our Board. He has over 35 years of experience in the information technology and security market place. From 2002 to August 1, 2004, Mr. Weiss was the Chief Executive Officer and President of System Detection, Inc., a software security company. From 2000 to 2002, he served as President of Engineering Systems Solutions, Inc., a security and biometrics integration firm. During 1999, Mr. Weiss was the Chief Executive Officer and President of Global Integrity Corporation, a SAIC subsidiary specializing in information security and served as a Director until the company was sold in 2002. From 1996 to 1998, until sold to Network Associates, Inc, Mr. Weiss was President of the Commercial Division, Secretary and Director of Trusted Information Systems, Inc., a NASDAQ-listed security network company. Prior to that time, from 1994 to 1996, Mr. Weiss served as President of Public Sector Worldwide Division for Unisys Corporation. From 1991 to 1993, Mr. Weiss was the Vice President of Sales and the President and Chief Operating Officer of Thinking Machines Corporation, a massively parallel processing company. Prior to that time, he served in various senior capacities in Digital Equipment Corporation. Mr. Weiss serves on the Board of Forterra Systems, Inc., a simulation company, is a member of the Brookings Institution Council, and is a trustee of Capitol College. Mr. Weiss received a Bachelor of Science in Mathematics from the University of Pittsburgh.

C. Thomas McMillen, age 54, became our Vice Chairman of the Board upon the closing of our acquisition of TSS/Vortech on January 19, 2007. From our inception through the closing of the acquisition, Mr. McMillen had served as our Chairman of the Board. He has over 18 years of experience in government, finance and mergers and acquisitions. Mr. McMillen has also served, since August 2005, as the President, Chief Executive Officer and Chairman of the Board of Homeland Security Capital Corporation, a consolidator of homeland security companies that provides capital, management advice and investments for developing companies. Mr. McMillen co-founded Global Secure Corp., a homeland security company providing critical infrastructure services, in 2003, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. In addition, from October 2004 through July 2005, he served as a Chairman of the Board of Global Defense Corporation, a development stage company focused on acquiring companies in critical infrastructure security. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange-listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital Advisors, LLC, a merchant bank and one of our stockholders, since 2003. He also served as Chairman of TPF Capital, its predecessor company, from 2001 through 2002. Mr. McMillen has also been an independent consultant throughout his career. From 1994 through February 1999, Mr. McMillen served as the Founder, Chief Executive Officer and Director of NASDAQ-listed Complete Wellness Centers, Inc., a medical multi-disciplinary clinic management company. Mr. McMillen was appointed by President Clinton to Co-Chair the President’s Council on Physical Fitness and Sports from 1993 to 1997. From 1987 through 1993, he served three consecutive terms in the United States House of Representatives from the 4th Congressional District of Maryland. Prior to that, Mr. McMillen played 11 years in the National Basketball Association. Mr. McMillen received a Bachelor of Science in chemistry from the University of Maryland, and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

Thomas P. Rosato, age 55, became a Director and our Chief Executive Officer and the Chairman of each of VTC and Vortech upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Rosato has over 25 years of experience in mission-critical service businesses. Since 2002, he has served as the co-founder and chairman of TSS and the co-founder and chairman of Vortech. From 1998 to 2001, Mr. Rostato served as the President - Group Maintenance of America/Encompass Services Corporation, National Accounts Division. From 1995 to 1998, he served as the founder and President of Commercial Air, Power & Cable, Inc. From 1980 to 1995, he served in various capacities at Com-Site Enterprises, most recently as Chief Financial Officer and Chief Operating Officer. Mr. Rosato started his career in 1973 as a certified public accountant at Coopers & Lybrand. Mr. Rosato received a Bachelor of Science in Accounting from Temple University.

Gerard J. Gallagher, age 50, became a Director and our President and Chief Operating Officer and the Chief Executive Officer and President of each of VTC and Vortech effective upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Gallagher has more than 25 years of experience in mission critical fields. Since 2002, he has served as the co-founder and President of TSS and the co-founder and President of Vortech. From 1998 to 2001, Mr. Gallagher served as the President of the Total Site Solutions division of Encompass Services Corp. From 1997 to 1998, he served as the President of the Total Site Solutions division of Commercial Air, Power & Cable, Inc. From 1991 to 1997, he served as the Chief Facilities Operations and Security Officer of the International Monetary Fund. From 1980 to 1991, Mr. Gallagher served in various capacities at Com Site International, most recently as Senior Vice President of Engineering and Sales. Mr. Gallagher received a Bachelor of Science in Fire Science from the University of Maryland and a Bachelor of Science in Organizational Management (Summa Cum Laude) from Columbia Union College.

David J. Mitchell, age 46, has served as a member of our Board since its inception and has over 20 years of investment, finance and mergers and acquisition experience. Mr. Mitchell is President of Mitchell Holdings LLC, a New York-based merchant banking company he founded in January of 1991, and since June 2004, Managing Partner of Las Vegas Land Partners LLC, a real estate development firm. From 1996 until the business was sold to American Express in August 1998, Mr. Mitchell was the Founder and Co-Chief Executive Officer of Americash LLC. Mr. Mitchell served as a Director of Kellstrom Industries from its inception until January 2002. Kellstrom Industries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on February 20, 2002. Kellstrom Industries completed the U.S. Bankruptcy Court-approved sale of substantially all of its assets to Kellstrom Aerospace, LLC, an entity controlled by Inverness Management LLC on July 17, 2002. From October 1999 until February 2001, Mr. Mitchell was a director of Direct Furniture Inc. An involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Manhattan) was filed against Direct Furniture on March 18, 2002. On March 20, 2002, the Court appointed a Chapter 11 trustee who continues to manage Direct Furniture’s assets. Mr. Mitchell served as a director of Centerpoint Corporation (including its predecessor companies) from October 1996 until January 2003. Prior to 1991, Mr. Mitchell held various senior positions at New York Stock Exchange member firms. From 1988 to 1990, he was a Managing Director and Principal of Rodman & Renshaw, Inc., and from 1985 to 1988, he was a Managing Director of Laidlaw Adams & Peck, Inc. Previous to 1985, Mr. Mitchell was with Bear Stearns and Oppenheimer & Co.

Donald L. Nickles, age 58, has been a member of our board of directors since February 2005 and currently serves as a member of the board of directors of Chesapeake Energy Corporation and Valero Energy Corporation. In 2005 after his retirement from the United States Senate, Senator Nickles founded and is currently Chairman and Chief Executive Officer of The Nickles Group, LLC, a consulting and business venture firm headquartered in Washington, D.C. Senator Nickles was elected to the United States Senate in 1980 where he represented the state of Oklahoma and held numerous leadership positions, including Assistant Republican Leader from 1996 to 2002 and Chairman of the Senate Budget Committee from 2003 to 2004. Senator Nickles also served on the Energy and Natural Resources Committee and the Finance Committee. While serving in the Unites States Senate, Senator Nickles was instrumental in several key areas of legislation including securing Senate passage of the Homeland Security Act of 2002, the legislation creating the Department of Homeland Security and the 2003 Tax Relief Act. Prior to his service in the United States Senate, Senator Nickles served in the Oklahoma State Senate from 1979 to 1980 and worked at Nickles Machine Corporation in Ponca City, Oklahoma becoming vice president and general manager. Senator Nickles served in the National Guard from 1970 to 1976 and graduated from Oklahoma State University in 1971.

John Morton III, age 63, has served as a Director since January 2007. Prior to his election as a Director, Mr. Morton had served as a director of Broadwing Corp. from April 2006 until January 2007, when Broadwing Corp. was acquired by Level 3 Communications, Inc. Prior to that, Mr. Morton had served as President of Premier Bank, Bank of America until his retirement in September 2005 and was a member of Bank of America’s Management Operating Committee. From 1997 to 2001, Mr. Morton served as President of Mid-Atlantic Region, Bank of America. Prior to assuming the Regional President position, Mr. Morton was President of the Private Client Group from 1996 - 1997. From 1994 - 1996, he was Chairman, CEO and President of The Boatmen’s National Bank of St. Louis. In 1990/1991, Mr. Morton served as Perpetual Financial Corporation’s Chairman, Chief Executive Officer and President. Mr. Morton’s Board of Director positions have included: Chairman - Perpetual Financial Corp Chairman; Boatmen’s National Bank of St. Louis; Audit and Compensation Committees - Farm and Home Financial and ERC International; and Chairman of Special Committee - Dynamac International. Mr. Morton was a member of the Executive Committee of the Federal City Council in Washington DC and a former chairman of the Greater Baltimore Committee in Baltimore. Mr. Morton holds a Bachelor of Science from the U.S. Naval Academy and a Masters in Business Administration from Harvard University. He served in the U.S. Navy as a lieutenant aboard the nuclear submarine U.S.S. George Washington Carver.

Asa Hutchinson, age 56, has served as a Director since January 2007. Prior to his election as a Director, Mr. Hutchinson had acted as our special advisor. Mr. Hutchinson was one of the original leaders of the Department of Homeland Security serving as Undersecretary for Border and Transportation Security for the first two years of the Department’s history. Mr. Hutchinson served three terms in the United States House of Representatives from the 3rd Congressional District of Arkansas (1997-2001) and as Administrator of the Drug Enforcement Administration (2001-2003). Since 2001, Mr. Hutchinson has been engaged in the homeland security law practice in Little Rock, Arkansas, and he is also a law partner in the firm of Venable LLP in Washington, DC, chairing their homeland security practice.  Mr. Hutchinson is also the principal of Hutchinson Security Strategies, a consulting firm that develops comprehensive security plans for companies. Mr. Hutchinson serves on the board of directors of SAFLINK Corporation, a company that offers software solutions to protect intellectual property, secure assets and eliminate passwords. Mr. Hutchinson received a Bachelor of Science from Bob Jones University and a Juris Doctor from the University of Arkansas School of Law.

William L. Jews, age 55, has served as a Director since April 24, 2007. Mr. Jews served as President and Chief Executive Officer of CareFirst, Inc., a health care insurer and the seventh largest Blue Cross Blue Shield Plan, from1993 to December 2006. During this period, Mr. Jews was also President and CEO of both Blue Cross Blue Shield of Maryland , the Blue Cross and Blue Shield Plan of the National Capital area and CEO of the Delaware Blue Cross and Blue Shield Plan. From 1990 to 1993, Mr. Jews was President and Chief Executive Officer of Dimensions Health Corporation, a multi-faceted healthcare corporation based in Landover, Maryland. From 1979 to 1990, Mr. Jews was President and CEO of Liberty Medical Center, Inc., of Baltimore MD. Mr. Jews currently serves on the boards of The Ryland Group Inc. Compensation and Chairman of the Nominating Committee, and Choice Hotels International Nominating and Diversity Committees. Mr. Jews received a Bachelor of Arts Degree from The Johns Hopkins University and Masters Degree from Morgan State University.

Board of Directors

Our Certificate of Incorporation and By-laws provide that our business is to be managed by or under the direction of our board of directors. Our board of directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our board of directors currently consists of nine members, classified into three classes as follows:

•	The Class I directors are Messrs. Harvey L. Weiss, Donald L. Nickles and William L. Jews, and their term will end at the 2007 annual meeting of stockholders;
•	The Class II directors are Messrs. C. Thomas McMillen, Thomas P. Rosato and John Morton, III, and their term will end at the 2008 annual meeting of stockholders; and
•	The Class III directors are Messrs. David J. Mitchell, Gerard J. Gallagher and Asa Hutchinson, and their term will end at the 2009 annual meeting of stockholders.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Board Committees

Our Board has an Audit Committee and a Compensation Committee. The board of directors has adopted a charter for each of these committees.

Audit Committee

Our Audit Committee currently has four members, John Morton, III (Chairman), David J. Mitchell, Asa Hutchinson and William L. Jews. Our Audit Committee’s role and responsibilities are set forth in a written charter and include the authority to retain and terminate the services of our independent accountants, review annual financial statements, consider matters relating to accounting policy and internal controls and review the scope of annual audits.

All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Morton is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

Compensation Committee

Our Compensation Committee currently has three members, Donald L. Nickles (Chairman), Asa Hutchinson and John Morton, III. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision-making process with respect to that issue without the Chief Executive Officer present. All members of the Compensation Committee qualify as independent directors under the definition promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market.

Board and Committee Meetings

During the fiscal year ended December 31, 2006, our board of directors held two meetings. Although we do not have any formal policy regarding director attendance at our annual meetings, we will attempt to schedule our annual meetings so that all of our directors can attend. During the fiscal year ended December 31, 2006, all of our directors attended at least 75% of the meetings of the board of directors and committees on which they served.

Nominations for Directors

We do not currently have a standing Nominating Committee since our board of directors determined that the independent members of the board of directors adequately fulfill the obligations of a nominating committee without the need of incurring additional costs of committee meetings.

The board of directors considers recommendations of potential candidates from current directors, management and stockholders. Stockholders’ nominations for directors must be made in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the board of directors to assess his or her qualifications. Nominations must be addressed to the chairman of the board at our headquarters address listed below, and generally must be received no later than 60 days nor earlier than 90 days prior to the first anniversary of the preceding year’s annual meeting, in order to be considered for the next annual election of directors.

Chairman of the Board of Directors
9841 Broken Land Parkway
Columbia, Maryland 21046

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to us.

Based solely on our review of copies of reports furnished to us, or written representations that no reports were required, we believe that during 2006 our executive officers, directors and 10% stockholders complied with all filing requirements of Section 16(a) in a timely manner.

Code of Conduct and Ethics

Our Code of Ethics, which is our code of ethics applicable to all our employees, officers and directors, embodies our principles and practices relating to the ethical conduct of our business and commitment to honesty, fair dealing and full compliance with all laws affecting our business. The text of our Code of Ethics is was filed with the Securities and Exchange Commission as an exhibit 14 to our Annual Report on Form 10-KSB filed on March 31, 2006. The Code of Ethics is also available without charge, to any stockholder upon written request to our chief executive officer at 9841 Broken Land Parkway Columbia, Maryland 21046. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Since our formation on December 20, 2004 until the consummation of our merger with TSS/Vortech on January 19, 2007, our operations were limited to organizational activities and, after our initial public offering, to activities relating to completing a business combination. No person serving as an executive officer, director or initial stockholder, nor any affiliate thereof, during any part of 2006 received any cash or equity compensation for services rendered to us in 2006. In addition, no compensation of any kind, including finder's and consulting fees, was paid to any person who was an officer, director, initial stockholder or special advisor, or any of their respective affiliates, prior to the merger for services rendered prior to or in connection with the merger. However, our officers, directors and special advisors were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as participating in the offering process with respect to our initial public offering, identifying potential target businesses, performing due diligence on suitable business combinations and negotiating on our behalf with respect to business combinations.

On January 19, 2007, we consummated the acquisition of TSS/Vortech. In connection with the completion of the acquisition, the Compensation Committee is developing a comprehensive executive compensation program and philosophy with respect to our executive officers. The Compensation Committee has not selected or hired a compensation consulting firm to assist in the development of a comprehensive executive compensation program and philosophy, but may consider doing so in the future.

The Compensation Committee of our board of directors makes all decisions regarding the compensation of our executive officers, which decisions are subject to ratification by our board of directors. On March 7, 2007, we established a Compensation Committee consisting of Donald Nickles and Asa Hutchinson, and on April 24, 2007, John Morton, III was appointed to the Committee. Our board has determined that each of these directors is an “independent director” within the meaning of the rules of the Nasdaq Stock Market and Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, as amended. The Compensation Committee has the responsibility to:

•	review, modify and approve our overall compensation strategy;
•
recommend to the board of directors the compensation and terms of employment of our executive officers, including Thomas P. Rosato, our Chief Executive Officer, and to evaluate their respective performance in light of relevant goals and objectives;

•	review and recommend to our board the type and amount of compensation to be paid or awarded to the members of our board;
•	recommend to our board the adoption, amendment and termination of any bonus, equity and other deferred compensation plans, including the 2006 Omnibus Incentive Compensation Plan;
•	determine appropriate insurance coverage for our executive officers and directors; and
•	review, discuss and assess its own performance at least annually.

Our board of directors approved the adoption of the 2006 Omnibus Incentive Compensation Plan and the stockholders approved the Plan at the special meeting of our stockholders on January 17, 2007. In connection with the approval of the acquisition of TSS/Vortech, our board of directors also approved the employment agreements of Thomas P. Rosato, our Chief Executive Officer, Gerard J. Gallagher, our President and Chief Operating Officer, and Harvey L. Weiss, our Chairman. In connection with such employment agreements, our board approved the following annual base salaries for our executive officers for 2007: $425,000 for Mr. Rosato, $425,000 for Mr. Gallagher and $200,000 for Mr. Weiss.

General Compensation Philosophy

We recognize the importance of maintaining sound principles for the development and administration of our compensation and benefits programs. The overall compensation philosophy of our company is primarily driven by our business environment and our desire to align the interest of the employees with the interests of our company. It is also based on the principles of competitive and fair compensation, as well as our goal to attract, retain and motivate qualified employees.

The compensation and benefit plans are designed to enable us to meet our corporate goals and performance. The objectives of our compensation structure are to:

•	enable the company to attract, engage and retain key executives and employees critical to future success;
•	motivate and inspire employee behavior which fosters a high performance culture; and
•
support the overall business objectives and ensure that a significant component of the compensation opportunity will be related to factors that both directly and indirectly influence shareholder value.

We measure the success of our compensation plans on overall business performance and our ability to attract and retain key talent which, in turn, will minimize risk and optimize return for our shareholders.

To this end, the Compensation Committee affirms that the total compensation plan should consist of:

•	Annual salary. Designed to reward the core competence in the executive role relative to the skills, experience and contribution to our company.

•	Annual cash incentive/bonus awards. Designed to reward the executive for specific contributions to our company aligned to both corporate and individual objectives.

•	Long-term equity compensation. Designed to align the executives’ interests with those of the shareholders.

•	Certain other benefits, including retirement and welfare plans.

The use of the above components of our overall compensation plan enables us to reinforce our pay for performance philosophy and strengthen our ability to attract and retain high caliber and experienced executives. We believe that our combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with longer-term shareholder value and facilitates effective executive recruitment and retention.

We will seek to target both short and long-term compensation levels competitively among a peer group of similar companies based on available survey data. The companies that will comprise our peer group to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to ours and have businesses which compete with us for executive talent.

Compensation Components

Base Salary

The salaries of our executive officers are the only non-variable element of our compensation and are reviewed on an annual basis. The salaries reflect each executive’s responsibilities, the importance and impact of the executive’s role, and the contribution each executive delivers to us. Salary revisions are based on an evaluation of the individual’s performance, as part of the company’s Annual Performance Review process and related salary revision matrix, in addition to level of pay compared to homeland security industry peer group company levels. Within this comparison group, we seek to make comparisons to executives who are comparable in terms of (a) level of responsibility and (b) expected level of contribution to our performance. Performance-related increases generally take effect as of January 1 of each year.

Bonuses

Our Compensation Committee will be responsible for establishing and implementing pre-established quantitative and qualitative performance standards for executive bonuses as well as guidelines and requirements for the distribution of such bonuses. To the extent that our employment agreements contain qualitative standards for discretionary bonuses, our board intends to take the following steps to ensure direct correlation between executive compensation and performance:

•	initiate a practice of periodically reviewing the performance of all senior executives at board meetings; and

•	establish annual reviews of compensation reports for the named executive officers.

Long-Term Equity Compensation

We believe that long-term incentive compensation, primarily in the form of restricted stock awards, ensures that our executive officers have an ongoing stake in the long-term success of the company, as well as giving our employees the opportunity to share in any appreciation in the value of our common stock. Under the 2006 Omnibus Incentive Compensation Plan, stock options and stock appreciation rights may be granted , we currently have no plans or intentions of using these as a form of compensation.

The Compensation Committee supports the belief that equity participation aligns employees’ interests with those of the shareholders. However, we have not yet instituted stock ownership or retention guidelines for our executives.

Other Benefits

We provide a number of benefits as part of our overall remuneration package to all eligible employees including the named executive officers.

We operate a defined contribution retirement plan — a qualified 401(k) Plan which allows each of our employees to contribute up to the limits imposed by the Internal Revenue Code (US), on a pre -tax basis. We provide for matching payments up to 50% of the first six percent of employee contributions.

We also provide other benefits such as medical, dental, life insurance and short and long-term disability coverage to each named executive officer, as well as to all of our full-time employees. In addition, we provide paid time off and other paid holidays to all employees, including our named executive officers, which are in line with our peers in the industry.

Tax Considerations

The Compensation Committee’s compensation strategy is to be cost and tax effective. Therefore, the Compensation Committee’s policy is to preserve corporate tax deductions, while maintaining the flexibility to approve compensation arrangements that it deems to be in the best interests of our company and our stockholders, even if such arrangements do not always qualify for full tax deductibility.

Employment Agreements

Descriptions of the employment agreements with Messrs Rosato, Gallagher and Weiss are set forth below. The terms and conditions of Messrs. Rosato and Gallagher’s employment agreements were negotiated with the sellers of TSS/Vortech as well as with such executives as part of the negotiation of the overall terms and conditions of the acquisition. We expect that now that the acquisition has been completed, the Compensation Committee will, in connection with the development of a comprehensive executive compensation program and philosophy, recommend to our board the compensation and terms of employment for our other executive officers whereupon we may enter into appropriate employment agreements with them.

Change in Control and Severance

As described below, the employment agreements of Messrs. Rosato, Gallagher and Weiss provide for severance benefits. We have not yet developed any comprehensive severance policies for our executive officers but expect to do so in connection with the development of our comprehensive executive compensation program and philosophy.

Role of Executive Officers in Executive Compensation

We expect that our Compensation Committee will approve and make recommendations to our board on the compensation for our executive officers, other than Mr. Rosato, with the advice of Mr. Rosato and/or one or more other executive officers designated by Mr. Rosato. We expect Mr. Rosato and any such other executive officers to play no role in the Compensation Committee’s determination of their respective compensation. However, to the extent we enter into employment agreements with our executive officers, such agreements would be subject to negotiation between us and the applicable executive officer.

EXECUTIVE COMPENSATION

Since our formation on December 20, 2004 until the consummation of our merger with TSS/Vortech on January 19, 2007, our operations were limited to organizational activities and, after our initial public offering, to activities relating to completing a business combination. No person serving as an executive officer, director or initial stockholder, nor any affiliate thereof, during any part of 2006 received any cash or equity compensation for services rendered to us in 2006. In addition, no compensation of any kind, including finder's and consulting fees, was paid to any person who was an officer, director, initial stockholder or special advisor, or any of their respective affiliates, prior to the merger for services rendered prior to or in connection with the merger. However, our officers, directors and special advisors were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as participating in the offering process with respect to our initial public offering, identifying potential target businesses, performing due diligence on suitable business combinations and negotiating on our behalf with respect to business combinations.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2006 by TSS/Vortech, to (1) our Chief Executive Officer (who is also currently serving as our acting Chief Financial Officer) (2) our Chairman, and (3) our President and Chief Operating Officer, during the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Thomas P. Rosato, Chief Executive Officer	2006	166,788	-	-	-	-	-	33,563 (1)	200,351
Harvey L. Weiss, Chairman and Former Chief Executive Officer	2006	-	-	-	-	-	-	-	-
Gerard J. Gallagher,President and Chief Operating Officer	2006	350,000	42,580	-	-	-	-	48,710 (2)	441,290

(1) Includes $14,801 in car allowance, $12,105 in club memberships not used exclusively for business entertainment purposes, premiums paid for by TSS/Vortech for a life insurance policy, and matching contributions made under TSS/Vortech’s 401(k) plan.

(2) Includes $25,941 in club memberships not used exclusively for business entertainment purposes, car allowance, premiums paid for by TSS/Vortech for a life insurance policy, and matching contributions made under TSS/Vortech’s 401(k) plan

Amounts for Mr. Rosato and Mr. Gallagher above are amounts received from Vortech, LLC and VTC, L.L.C. (TSS/Vortech) which was acquired by us on January 19, 2007. Included in the TSS/Vortech notes to financial statements attached as exhibit 99 to the Original Report are descriptions of related party transactions with these companies. The amounts described in the notes to financial statements have not been included in the table above.

In addition to the amounts included above, distributions of $1,386,473 and $1,337,972 were made during 2006 by TSS/Vortech to Mr. Rosato and Mr. Gallagher, respectively. Such distributions represented payments for income taxes and profit distributions of the companies.

Grants of Plan-Based Awards

The 2006 Omnibus Incentive Plan was not approved until January 17, 2007 and to date there have been no options granted to executive officers or employees pursuant to the Plan or otherwise.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ended December 31, 2006.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified deferred compensation benefits from us during the fiscal year ended December 31, 2006.

Employment Agreements

Employment Agreement with Thomas P. Rosato

On January 19 2007, we entered into an employment agreement with Thomas P. Rosato whereby Mr. Rosato has agreed to serve as our chief executive officer for a period of three years. Under the terms of the employment agreement, Mr. Rosato’s base compensation will be $425,000 per year (subject to a minimum annual increase of 5% per year), Mr. Rosato will be eligible to receive an annual bonus of up to 50% of his then applicable base compensation (the amount of the bonus and the criteria for the bonus to be determined by the Board of Directors) with the bonus for 2006 to be prorated for the number of months remaining in 2006 following the effective date of the employment agreement, and Mr. Rosato will be eligible for the share performance bonus described below. In addition to base compensation and bonus eligibility, (i) we will pay the premiums on the life insurance policies, (ii) Mr. Rosato will be entitled to an office allowance of $3,000, and (iii) Mr. Rosato will otherwise be entitled to receive vacation, health insurance and other benefits as generally made available to our other executives.

Pursuant to the terms of the employment agreement, if we terminate Mr. Rosato’s employment for reasons other than “Cause” or Mr. Rosato terminates his employment for “Good Reason” (as those terms are defined in the employment agreement), Mr. Rosato is entitled to receive his base compensation as and when it would otherwise be payable if his employment had not been terminated (provided, however that if termination occurs during the last twelve months of Mr. Rosato’s employment, then Mr. Rosato shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination).

Share performance bonus. Up to $5.0 million in additional shares of our common stock will be issuable to Mr. Rosato if during the period from the closing of the acquisition through July 13, 2008, certain share performance thresholds (alternative and not cumulative) set forth below are satisfied:

•
if the highest average share price of our shares of common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $9.00 per share but is no more than $10.00 per share, he will be entitled to $0.5 million worth of additional shares; or

•
if the highest average share price of our shares of common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $10.00 per share but is no more than $12.00 per share, he will be entitled to $1.5 million worth of additional shares; or

•
if the highest average share price of our shares of common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $12.00 per share but is no more than $14.00 per share, he will be entitled to $3.0 million worth of additional shares; or

•
if the highest average share price of shares of common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $14.00 per share, he will be entitled to $5.0 million worth of additional shares.

Employment Agreement with Gerard J. Gallagher

On January 19, 2007, we entered into an employment agreement with Gerard J. Gallagher whereby Mr. Gallagher has agreed to serve as our president and chief operating officer for a period of three years. Under the terms of the employment agreement, Mr. Gallagher’s base compensation will be $425,000 per year (subject to a minimum annual increase of 5% per year), Mr. Gallagher will be eligible to receive an annual bonus of up to 50% of his then applicable base compensation (the amount of the bonus and the criteria for the bonus to be determined by the Board of Directors) with the bonus for 2006 to be prorated for the number of months remaining in 2006 following the effective date of the employment agreement, and Mr. Gallagher will be eligible to receive a share performance bonus on terms identical to those described above under “Employment Agreement with Thomas P. Rosato” set forth above. In addition to base compensation and eligibility for a bonus, (i) we will pay the premiums on the life insurance policies, and (ii) Mr. Gallagher will otherwise be entitled to receive vacation, health insurance and other benefits as generally made available to our other executives. Pursuant to the terms of the employment agreement, if we terminate Mr. Gallagher’s employment for reasons other than “Cause” or Mr. Gallagher terminates his employment for “Good Reason” (as those terms are defined in the employment agreement), Mr. Gallagher is entitled to receive his base compensation as and when it would otherwise be payable if his employment had not been terminated (provided, however that if termination occurs during the last twelve months of Mr. Gallagher’s employment, then Mr. Gallagher shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination).

Employment Agreement with Harvey L. Weiss

On January 19, 2007, we entered into an employment agreement with Harvey L. Weiss whereby Mr. Weiss agreed to serve as our chairman for a period of three years. Under the terms of the employment agreement, Mr. Weiss’ base compensation is $200,000 per year (subject to a minimum annual increase of 5% per year) and Mr. Weiss is eligible to receive an annual bonus of up to 50% of his then applicable base compensation (the amount of the bonus and the criteria for the bonus to be determined by the Board of Directors) with the bonus for 2006 to be prorated for the number of months remaining in 2006 following the effective date of the employment agreement. In addition to base compensation and eligibility for a bonus, (i) Mr. Weiss will be entitled to a referral fee equal to 5% of the “Gross Profits” (as defined in the Employment Agreement) attributable to any client or customer (other than the federal government, or any agency or subdivision thereof) identified by Mr. Weiss to us or our subsidiaries, (ii) Mr. Weiss will be entitled to an “office allowance” of $3,000 per month and (iii) Mr. Weiss will otherwise be entitled to receive vacation, health insurance and other benefits as generally made available to our other executives. Pursuant to the terms of the employment agreement, if we terminates Mr. Weiss’ employment for reasons other than “Cause” or Mr. Weiss terminates his employment for “Good Reason” (as those terms are defined in the Employment Agreement), Mr. Weiss is entitled to receive his base compensation as and when it would otherwise be payable if his employment had not been terminated (provided, however that if termination occurs during the last twelve months of Mr. Weiss’ employment, then Mr. Weiss shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination).

Potential Payments Upon Termination or Change-in-Control

Pursuant to the terms of the employment agreement, if we terminate Mr. Rosato’s employment for reasons other than “Cause” or Mr. Rosato terminates his employment for “Good Reason” (as those terms are defined in the employment agreement), Mr. Rosato is entitled to receive his base compensation as and when it would otherwise be payable if his employment had not been terminated (provided, however that if termination occurs during the last twelve months of Mr. Rosato’s employment, then Mr. Rosato shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination).

Pursuant to the terms of the employment agreement, if we terminate Mr. Gallagher’s employment for reasons other than “Cause” or Mr. Gallagher terminates his employment for “Good Reason” (as those terms are defined in the employment agreement), Mr. Gallagher is entitled to receive his base compensation as and when it would otherwise be payable if his employment had not been terminated (provided, however that if termination occurs during the last twelve months of Mr. Gallagher’s employment, then Mr. Gallagher shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination).

Pursuant to the terms of the employment agreement, if we terminates Mr. Weiss’ employment for reasons other than “Cause” or Mr. Weiss terminates his employment for “Good Reason” (as those terms are defined in the Employment Agreement), Mr. Weiss is entitled to receive his base compensation as and when it would otherwise be payable if his employment had not been terminated (provided, however that if termination occurs during the last twelve months of Mr. Weiss’ employment, then Mr. Weiss shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination).

Compensation Committee Interlocks and Insider Participation

During the 2006 fiscal year, we did not have a compensation committee. During the 2006 fiscal year, no interlocking relationship existed between our board and the board of directors or the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Non-Employee Director Compensation

During the 2006 fiscal year, we paid no compensation to our directors. On April 24, 2007, our board of directors, by unanimous vote, adopted a compensation policy for our non-employee directors, based on a recommendation of our compensation committee. The compensation policy provides non-employee directors an annual grant of 10,000 shares of restricted stock under our 2006 Omnibus Incentive Compensation Plan (the “Plan”) to be granted on or about May 1 of each calendar year (unless the board determines otherwise), and which vest over a two-year period with one-third of the shares vesting on the grant date, and each one-half of the balance of such shares vesting on the first and second anniversaries of the grant date, respectively. In addition, a new member who joins the board of directors will be entitled to receive a one-time grant of $100,000 worth of restricted stock under the Plan, based on the closing price on the grant date of our common stock on the OTC Bulletin Board, or such other recognized stock exchange on which our common stock trades. Such shares will vest over a three-year period, with one-third of such shares vesting on each of the first, second and third anniversaries of the grant date. Each non-employee director shall also receive an annual retainer fee of $20,000 and $3,000 for each in-person board meeting attended and $1,000 for each telephonic board meeting attended. In addition, each member of the audit committee (except the chairman) shall receive $10,000 per year and the chairman of the audit committee shall receive $30,000 per year. Each member of the compensation committee (except the chairman) shall receive $5,000 per year and the chairman of the compensation committee shall receive $15,000 per year. This non-employee director compensation policy will take effect on May 1, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock as of April 26, 2007, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our directors; (c) each executive officer named in the Summary Compensation Table; (d) and all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within the 60-day period following April 26, 2007 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 12,152,813 shares of common stock outstanding on April 26, 2007. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Unless otherwise indicated, the address for each director and current executive officer is c/o Fortress International Group, Inc., 9841 Broken Land Parkway, Columbia, Maryland 21046.

	Amount and Nature of Beneficial Ownership
Name and Address	Number	Percent
Directors and Executive Officers

C. Thomas McMillen (1)	575,000	4.7%
Harvey L. Weiss (2)	1,070,000	8.5%
Thomas P. Rosato	1,635,555	13.5%
Gerard J. Gallagher	1,221,433	10.1%
David J. Mitchell	150,000	1.2%
Donald L. Nickles	200,000	1.6%
John Morton, III	0	*
Asa Hutchinson	200,000	1.6%
William L. Jews	0	*
All directors and current executive officers as a group (9 persons)	5,051,988	41.0%

5% Stockholders

Wellington Management Company, LLP (3)	2,000,000	16.5%
Hummingbird Management, LLC and Hummingbird Capital, LLC (4)	1,452,000	11.9%
Paul D. Sonkin (4)(5)	1,844,000	14.6%
Robert I. Green (6)	1,735,000	12.5%
The Pinnacle Fund, L.P. and Barry M. Kitt (7)	833,400	6.8%
Andrew M. Weiss and Weiss Asset Management, LLC (8)	819,664	6.7%
Searock Capital Management, LLC and Seth Turkletaub (9)	617,100	5.1%

(1)	Includes 575,000 shares held by Washington Capital Advisors, LLC, of which Mr. McMillen is the chief executive officer and the sole owner.

(2)	Includes 452,000 shares of common stock issuable upon the exercise of warrants held by Mr. Weiss.

(3)
Derived from a Schedule 13G/A filed by Wellington Management Company, LLP (“Wellington”) on March 12, 2007. Wellington, in its capacity as an investment advisor, may be deemed to beneficially own 2,000,000 shares of common stock which are held of record by clients of Wellington. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of our common stock. Wellington has shared voting control over 1,060,800 shares of common stock and shared investment control over 2,000,000 shares of common stock. Robert J. Toner is the president of Wellington. Wellington’s business address is 75 State Street, Boston, MA 02109.

(4)
Derived from a Schedule 13D/A filed by Paul D. Sonkin, The Hummingbird Value Fund, LP (“HVF”), The Hummingbird Microcap Value Fund, LP (“Microcap Fund”), The Hummingbird Concentrated Fund, LP (“Concentrated Fund”), Hummingbird Management, LLC (“Hummingbird”) and Hummingbird Capital, LLC (“Hummingbird Capital”) on January 26, 2007. HVF, Microcap Fund and Concentrated Fund are the beneficial owner of 305,864, 378,733 and 672,403 shares of our common stock, respectively. Concentrated Fund is also the beneficial owner of an additional 95,000 shares of common stock issuable upon the exercise of warrants. Hummingbird is the investment manager of HVF, Microcap Fund and Concentrated Fund and may be deemed to have the sole voting and investment authority over the shares owned by such entities. Hummingbird Capital, as the general partner of each of HVF, Microcap Fund and Concentrated Fund, may also be deemed to have the sole voting and investment authority over the shares owned by HVF, Microcap Fund and Concentrated Fund. Hummingbird and Hummingbird Capital disclaim any beneficial ownership of such shares. The business address of Mr. Sonkin and the foregoing Hummingbird entities is 460 Park Avenue, 12th Floor, New York, New York 10022.

(5)
Includes 392,000 shares of common stock issuable upon the exercise of warrants held in Mr. Sonkin’s and Mrs. Sonkin's IRA accounts and an additional 28,400 shares of common stock issuable upon the exercise of warrants held in IRA accounts of various other parties for which Mr. Sonkin has dispositive power and for which Mr. Sonkin disclaims beneficial ownership. As the managing member and control person of Hummingbird, Mr. Sonkin may also be deemed to have the sole voting and investment authority over the shares beneficially owned by Hummingbird. Mr. Sonkin disclaims any beneficial ownership of such shares, except by pecuniary interest in the 392,000 warrants owned by him and his wife personally.

(6)
Derived from a Schedule 13D filed by Robert I. Green. Includes 1,735,000 shares of common stock issuable upon exercise of warrants beneficially owned by Mr. Green. Of such shares, 1,485,000 shares of common stock issuable upon the exercise of warrants are held by Starwood Group L.P. and 250,000 shares of common stock issuable upon the exercise of warrants are held by an individual retirement account for the benefit of Mr. Green. Mr. Green is the general partner of Starwood Group L.P. The business address of Mr. Green is 150 Bears Club Drive, Jupiter, Florida 33477.

(7)
Derived from a Schedule 13G filed on January 22, 2007 by The Pinnacle Fund, L.P. (“Pinnacle”) and Barry M. Kitt. Includes 49,700 shares of common stock issuable upon exercise of warrants. Pinnacle Advisers, L.P. (“Pinnacle Advisers”) is the general partner of Pinnacle. Pinnacle Fund Management, LLC (“Pinnacle Fund Management”) is the general partner of Pinnacle Advisers. Mr. Kitt is the sole member of Pinnacle Fund Management. Mr. Kitt may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Pinnacle. Mr. Kitt expressly disclaims beneficial ownership of all shares of common stock beneficially owned by Pinnacle.

(8)
Derived from a Schedule 13G filed on December 20, 2006 by Weiss Asset Management, LLC, Weiss Capital, LLC and Andrew M. Weiss, PhD. Weiss Asset Management, LLC is the beneficial owner of 603,227 shares of common stock. Weiss Capital, LLC is the beneficial owner of 216,437 shares of common stock. Andrew M. Weiss is the Managing Member of Weiss Asset Management, LLC and Weiss Capital, LLC. Andrew Weiss shares voting and investment control with each of Weiss Asset Management, LLC and Weiss Capital, LLC with respect to the shares of common stock beneficial owned by these entities. Andrew M. Weiss disclaims beneficial ownership of the shares of common stock held by Weiss Asset Management, LLC and Weiss Capital, LLC except to the extent of his pecuniary interest therein. There is no family or other relationship between Harvey L. Weiss, our chairman, and Weiss Asset Management, LLC, Weiss Capital, LLC or Andrew M. Weiss, Ph.D. The business address of Mr. Weiss and the foregoing entities is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.

(9)
Derived from a Schedule 13G filed by Searock Capital Management, L.L.C. (“Searock”) on February 16, 2007. Seth Turkletaub is the Managing Member of Searock. Searock’s business address is Two Grand Central Tower, 140 E. 45th Street, 39th Floor, New York, New York 10017.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the company’s equity compensation plans in effect as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders: Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Prior Share Issuances

On March 9, 2005, we issued 1,750,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.014 per share, as follows:

Name	Number of Shares
Washington Capital Advisors, LLC	575,000
Harvey L. Weiss	575,000
David J. Mitchell	150,000
Donald L. Nickles	200,000
Asa Hutchinson	200,000
Paladin Homeland Security Fund, L.P.	24,765
Paladin Homeland Security Fund, L.P.	15,926
Paladin Homeland Security Fund, L.P.	5,553
Paladin Homeland Security Fund, L.P.	3,756

All of the shares of our common stock outstanding prior to our initial public offering (“initial shares”) and held by the above stockholders (“initial stockholders”) were placed in escrow with Continental Transfer & Trust Company, as escrow agent, until the earliest of: July 13, 2008; our dissolution and liquidation; or the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

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

Purchase of Warrants. Pursuant to an agreement with the underwriters of our initial public offering, C. Thomas McMillen, our former chairman and current vice chairman, and Harvey L. Weiss, our former chief executive officer, president, secretary and current chairman and a member of our board of directors, or certain of their affiliates or designees, collectively purchased 600,000 warrants in the public marketplace at prices not exceeding $0.70 per warrant.

Registration Rights. The holders of the majority of the initial shares are entitled to make up to two demands that we register the initial shares. The holders of the majority of the initial shares may elect to exercise these registration rights at any time after the date on which the initial shares are released from escrow, which, except in limited circumstances, is not before July 13, 2008. In addition, the initial stockholders have certain “piggyback” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Advancement of Certain Costs. Washington Capital Advisors, Mr. Weiss and Mr. Mitchell advanced a total of $70,000 to us to cover costs related to our initial public offering. These loans were repaid from the proceeds of our initial public offering not placed in trust.

Goldman Advisors. Goldman Advisors (“Goldman”), a division of Sunrise Securities Corp., the lead underwriter in our initial public offering, provided financial advisory services to us in connection with the acquisition of TSS/Vortech. Goldman received reimbursement of its reasonable expenses and a fee of $750,000 upon the consummation of the acquisition.

Washington Capital Advisors, LLC. We paid Washington Capital Advisors, LLC (“Washington Capital Advisors”), of which Mr. C. Thomas McMillen , our vice chairman and a director, is the principal equity owner and officer, $7,500 per month for office space and general administrative services. This arrangement was agreed to by Washington Capital Advisors, the successor-in-interest to Global Defense Corporation, also an affiliate of Mr. McMillen, for our benefit and was not intended to provide Mr. McMillen compensation in lieu of salary. Upon completion of the acquisition of TSS/Vortech, we were no longer required to pay this monthly fee. We paid an aggregate of $97,500 pursuant to this agreement.

On January 19, 2007, we entered into a consulting agreement with Washington Capital Advisors, of which Mr. C. Thomas McMillen , our vice chairman and a director, is the principal equity owner and officer, pursuant to which Washington Capital Advisors will be engaged to serve as a consultant for a period of three years. Under the terms of the Consulting Agreement, Washington Capital Advisors will provide advisory services relating to strategic, financial, marketing and business development matters and will also provide mergers and acquisitions assistance. The base compensation to Washington Capital Advisors is $200,000 per year (subject to a minimum annual increase of 5% per year) and Washington Capital Advisors is eligible to receive an annual bonus of up to 50% of its then applicable base compensation (the amount of the bonus and the criteria for the bonus to be determined by the board of directors) with the bonus for 2006 to be prorated for the number of months remaining in 2006 following the closing date. In addition to base compensation and eligibility for a bonus, Washington Capital Advisors will be entitled to a referral fee equal to 5% of the “Gross Profits” (as defined in the Consulting Agreement) attributable to any client or customer (other than the federal government, or any agency or subdivision thereof) identified by Washington Capital Advisors to us or any of our subsidiaries. Pursuant to the terms of the Consulting Agreement, if we terminate the Consulting Agreement for reasons other than “Cause” or Washington Capital Advisors terminates the Consulting Agreement for “Good Reason” (as those terms are defined in the Consulting Agreement), Washington Capital Advisors is entitled to receive its base compensation as and when it would otherwise be payable if the Consulting Agreement had not been terminated (provided, however that if termination occurs during the last twelve months of the Consulting Agreement, then Washington Capital Advisors shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination). Under the terms of the Consulting Agreement, Washington Capital Advisors is subject to covenants not to solicit any of our customers or employees and to not otherwise compete against us. In connection with signing the Consulting Agreement, Washington Capital Advisors has signed an Invention Assignment, Non-Compete and Confidentiality Agreement. Washington Capital Advisors is not affiliated with us, TSS/Vortech or any of their respective officers, directors or material equity holders, except that Washington Capital Advisors’ principal equity owner and officer is Mr. McMillen, our vice chairman.

Our Audit Committee reviews and approves in advance all related party transactions in accordance with its written charter.

Director Independence

In anticipation of being listed on The Nasdaq Stock Market, we adhere to the rules of The Nasdaq Stock Market in determining whether a director is independent. Our board of directors will consult with counsel to ensure that the board of directors determination of independence of each director and nominee for election as a director is consistent with those rules and all relevant securities laws and regulations regarding the independence of directors. Based on these standards, the board of directors determined that each of the following non-employee directors is an “independent director” as defined by the Nasdaq Stock Market, LLC and has no relationship with us, except as a director and/or stockholder: David J. Mitchell, Donald L. Nickles, Asa Hutchinson, John Morton, III and William L. Jews.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Goldstein Golub Kessler LLP, or GGK, acted as our principal accountant during the fiscal year 2006. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc., or TBS, from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc., or RSM. GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

On April 20, 2007, we decided to engage the independent registered public accounting firm of Grant Thornton LLP to conduct review of our quarterly financial statements and to audit our financial statements for the fiscal year ending December 31, 2007. Our Board of Directors approved the change of our independent registered public accounting firm to Grant Thornton LLP. Accordingly, we dismissed GGK, effective April 20, 2007.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Goldstein Golub Kessler LLP, or GGK, for the audit of our annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by GGK during those periods.

	2005	2006
Audit fees	$19,000	$38,000
Audit-related fees	$38,625	$17,786
Tax fees	$1,600	$2,612
All other fees	-	-
Total	$59,625	$58,398

Audit Fees

Fees incurred by us for professional services rendered by GGK for the audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, for the reviews of the consolidated financial statements included in our Forms 10-Q and for the audit of internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 were $19,000 for 2005 and $38,000 for 2006.

Audit-Related Fees

We paid GGK $38,625 in 2005 for services related to our initial public offering, and $17,786 in 2006 for services related to the preparation and filing of the proxy statement in connection with our acquisition of TSS/Vortech.

Tax Fees

Fees paid to GGK associated with tax compliance and tax consultation were $1,600 in 2005 and $2,612 in 2006.

All Other Fees

We paid no other fees to GGK for 2005 and 2006.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility, pursuant to its written charter, for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee’s policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the committee chairman to pre-approve between committee meetings those services that have not already been pre-approved by the committee. The chair is required to report any such pre-approval decisions to the full committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated January 19, 2007 (included as Exhibit 3.1 to the Current Report on Form 8-K filed January 25, 2007 and incorporated by reference herein)
3.2	By-laws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-123504, effective July 13, 2005)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-KSB for the year ended December 31, 2005)
4.5	Unit Purchase Option (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-KSB for the year ended December 31, 2005)
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

10.6	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan (included as Annex E to the Definitive Proxy Statement dated December 27, 2006 and incorporated by reference herein)

Exhibit Number	Description
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

Exhibit Number	Description
10.22	Letter Agreement between the Company and Global Defense Corp. (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-KSB for the year ended December 31, 2005)
10.23
Agreement and Plan of Merger among Fortress America Acquisition Corporation and FAAC Merger Corporation dated June 29, 2005 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement No. 333-123504, effective July 13, 2005)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-KSB for the year ended December 31, 2005)
31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
31.2*	Certification by Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
99.1
Combined Balance Sheets of Vortech, L.L.C. and VTC, L.L.C. as of December 31, 2006, 2005 and 2004, and the related combined statements of income, changes in members’ equity and cash flows for the years then ended (previously filed with Original Report)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: April 30, 2007	By:	/s/ THOMAS P. ROSATO
Thomas P. Rosato
Chief Executive Officer (Principal Executive Officer)