Form 10-Q
period 2007-03-31
Fortress International Group, Inc.
filed 2007-05-21
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

(410) 312-9988
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2007, 11,396,713 shares of the registrant's common stock, par value $0.0001 per share, were outstanding.

1

FORTRESS INTERNATIONAL GROUP, INC.
Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2007 (unaudited) and as of December 31, 2006 (successor) and as of January 19, 2007 (unaudited) and December 31, 2006 (predecessor)	1
Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and March 31, 2006 (successor) and for the period from January 1, 2007 to January 19, 2007 and the three months ended March 31, 2006 (predecessor)	3
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and March 31, 2006 (successor) and for the period from January 1, 2007 to January 19, 2007 and the three months ended March 31, 2006 (predecessor)	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	19
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FORTRESS INTERNATIONAL GROUP, INC.
Consolidated Balance Sheet

	(Successor)		(Predecessor)
	March 31,	December 31,	January 19,	December 31,
	2007	2006	2007	2006
	(unaudited)	(audited)	(unaudited)	(audited)

Assets

Current Assets
Cash and cash equivalents	$25,675,952	$7,347	$1,322,317	$2,361,838
Contract and other receivables, net	7,176,323	—	6,261,988	9,960,851
Prepaid expenses and other current assets	722,253	3,750	233,894	125,276
Costs and estimated earnings in excess of billings
on uncompleted contracts	661,061	—	1,559,045	480,540
Due from affiliated entities	—	—	—	201,670

Total Current Assets	34,235,589	11,097	9,377,244	13,130,175

Investments held in trust	—	44,673,994	—	—

Property and equipment, net	948,387	—	904,689	810,747

Goodwill	14,713,572	—	—	—

Intangible assets, net	19,866,248	—	—	—

Deferred acquisition costs	—	869,853	—	—

Other assets	410,054	—	64,158	21,190

Deferred tax assets	490,675	490,675	—	—

Income tax recoverable	531,641	—	—	—

Total Assets	$71,196,166	$46,045,619	$10,346,091	$13,962,112

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Balance Sheets-Continued

	(Successor)		(Predecessor)
	March 31,	December 31,	January 19,	December 31,
	2007	2006	2007	2006
	(unaudited)	(audited)	(unaudited)	(audited)

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable-current portion	$70,804	$—	$72,808	$76,934
Accounts payable and accrued expenses	7,628,509	913,222	6,641,718	8,503,024
Advances from stockholder	—	20,000	—	—
Income taxes payable	—	586,283	—	—
Billings in excess of costs and estitmated earnings
on uncompleted contracts	1,081,984	—	1,662,718	1,243,042
Deferred compensation payable	—	—	—	643,571

Total Current Liabilities	8,781,297	1,519,505	8,377,244	10,466,571

Notes payable	10,068,876	—	79,524	81,679

Total Liabilities	18,850,173	1,519,505	8,456,768	10,548,250

Common stock, subject to possible redemption 1,559,220 shares	—	8,388,604	—	—

Interest income on common stock subject to possible redemption	—	541,735	—	—

Total common stock subject to redemption	—	8,930,339	—	—

Commitments and Contingencies	—	—	—	—

Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—
Common stock-- $.0001 par value, 50,000,000 shares authorized; 11,970,713 and 9,550,000 issued; 11,970,713 and 9,550,000 outstanding, respectively (which includes 0 and 1,559,220 shares subject to possible redemption, respectively	1,196	955	—	—
Additional paid-in capital	53,553,325	34,819,062	—	—
Treasury stock, at cost 221,000 and 0 shares (sucessor);	(1,221,817)	—	—	—
Retained earnings	13,289	775,758	—	—
Members' equity	—	—	1,889,323	3,732,115
Note receivable from affiliate	—	—	—	(318,253)

Total Stockholders’ Equity	52,345,993	35,595,775	1,889,323	3,413,862

Total Liabilities and Stockholders’ Equity	$71,196,166	$46,045,619	$10,346,091	$13,962,112

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Statements of Operations

	(Successor)		(Predecessor)
			For the period
	For the Three Months Ended	For the Three Months Ended	from January 1, 2007 through	For the Three Months Ended
	March 31,	March 31,	January 19,	March 31,
	2007	2006	2007	2006

Revenue	$8,676,937	$—	$1,412,137	$16,280,322
Cost of Revenue	7,205,566	—	1,108,276	13,211,827

Gross Profit	1,471,371	—	303,861	3,068,495

Operating costs and expenses
Selling, general and administrative	2,637,940	176,202	555,103	1,609,050
Depreciation and amortization	55,431	—	33,660	43,725
Amortization of intangible assets	440,454	—	—	—

Total operating costs and expenses	3,133,825	176,202	588,763	1,652,775

Operating (loss) income	(1,662,454)	(176,202)	(284,902)	1,415,720

Other Income (Expense)
Interest income	216,171	361,561	4,117	—
Interest (expense)	(117,366)	—	(368)	(4,965)

Income (Loss) Before Income Taxes	(1,563,649)	185,359	(281,153)	1,410,755

Income Tax (Benefit) Expense	(531,641)	63,022	—	—

Net (Loss) Income	$(1,032,008)	$122,337	$(281,153)	$1,410,755

Weighted average number of shares outstanding
-basic	11,390,487	9,550,000	—	—
diluted	11,390,487	9,550,000	—	—

Weighted average shares outstanding exclusive of shares
subject to possible redemption
-basic	11,390,487	7,990,800	—	—
diluted	11,390,487	7,990,800	—	—

Basic net income (loss) per share
-Net income	$(0.09)	$0.01	$—	$—

Diluted net income (loss) per share
-Net income	$(0.09)	$0.01	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Statements of Cash Flow

	(Successor)		(Predecessor)
	For the Three Months Ended	For the Three Months Ended	For the period from January 1, 2007 through	For the Three Months Ended
	March 31,	March 31,	January 19,	March 31,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(1,032,008)	$122,337	$(281,153)	$1,410,755
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	55,431	—	33,660	43,725
Amortization of intangibles	529,052	—	—	—
Deferred income taxes	—	(85,070)	—	—
Income tax recoverable	(531,641)	—	—	—
Stock-based compensation	202,359	—	—	—
Interest income on treasury bills	—	(443,947)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Contracts and other receivables	(914,335)	—	3,698,863	4,596,154
Costs and estimated earnings in excess of billings on uncompleted contracts	897,984	—	(1,078,505)	(667,678)
Prepaid expenses	(484,607)	24,002	(108,618)	(3,303)
Due from affiliates	—	—	519,923	822
Other assets	(345,896)	—	(42,968)	—
Accounts payable and accrued expenses	73,567	25,054	(1,861,306)	269,533
Billings in excess of costs and estitmated earnings on uncompleted contracts	(580,734)	—	419,676	(940,694)
Income taxes payable	(586,283)	148,092	—	—
Deferred compensation payable	—	—	(643,571)	—
Interest income attributable to common stock subject to possible redemption	—	88,745	—	—

Net Cash (Used in) Provided by Operating Activities	(2,717,111)	(120,787)	656,001	4,709,314

Cash Flows from Investing Activities
Purchase of property and equipment	(99,129)	—	(127,602)	(3,197)
Decrease in Investments held in Trust fund	44,673,994	—	—	—
Purchase of TSS/Vortech, net of cash received	(9,677,683)	—	—	—
Deferred acquisition costs	(916,983)	—	—	—

Net Cash Provided by (Used in) Investing Activities	33,980,199	—	(127,602)	(3,197)

Cash Flows from Financing Activities
Payments on notes payable	(12,652)	—	(6,281)	(18,305)
Advances from stockholder	(20,000)	—	—	—
Member distributions	—	—	(1,561,639)	(323,127)
Repurchase of common stock	(5,561,831)	—	—	—

Net Cash (Used in) Provided by Financing Activities	(5,594,483)	—	(1,567,920)	(341,432)

Net Increase (Decrease) in Cash	25,668,605	(120,787)	(1,039,521)	4,364,685

Cash, beginning of period	7,347	992,547	2,361,838	1,737,075

Cash, end of period	$25,675,952	$871,760	$1,322,317	$6,101,760

Supplemental disclosure of cash flow information
Cash paid for interest	$654	$—	$368	$4,965
Cash paid for taxes	593,166	—	—	—
Supplemental disclosure of non cash Investing Activities
Issuance of common stock in connection with acquisition of TSS/Vortech	$14,211,359	$—	—	—
Notes payable entered into in connection with acquisition of TSS/Vortech	10,000,000	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Notes to the Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements are for the three months ended March 31, 2007 and 2006 for Fortress International Group, Inc. (the “Successor Company”, “Fortress” or the “Company”) and are for the period January 1, 2007 to January 19, 2007 (the acquisition date) and the three months ending March 31, 2006 for VTC, L.L.C. t/a Total Site Solutions and Vortech, LLC ( collectively the “Predecessor Company” or “TSS/Vortech”).  The Company has included the results of operations for the acquisition of TSS/Vortech from the acquisition date through March 31, 2007 in the Fortress financial statements.

Except for the balance sheets of the Company and TSS/Vortech as of December 31, 2006, which are derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements of TSS/Vortech have also been presented in accordance with the requirements of Form 10-Q. Such information should be read in conjunction with the TSS/Vortech financial statements for the year ended December 31, 2006 included in the Fortress International Group, Inc. Form 10-K for the year ended December 31, 2006.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157  defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is evaluating the effect of this statement, if any, on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 159 on the consolidated financial statements.

NOTE C - ACQUISITION OF TSS/VORTECH

On January 19, 2007, the Company acquired all of the outstanding membership interests of TSS/Vortech pursuant to the Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006, as amended by the Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 (the “Purchase Agreement”). The closing consideration consisted of (i) $11,000,000 in cash, (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 2,602,813 shares of Fortress stock, of which 2,534,988 shares were issued to the selling members and 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees and (iv) $10,000,000 in two convertible, promissory notes of $5,000,000 each bearing interest at 6%.

All of the shares issued to the selling members (2,534,988 shares) were placed into escrow accounts as follows: 2,461,728 into the General Indemnity escrow to secure the rights of Fortress under the acquisition and 73,260 shares into the Balance Sheet escrow subject to TSS/Vortech delivering $1,000,000 in working capital. These shares will be released subject to certain conditions under the respective agreements. Based on a determination of net working capital at the acquisition date, the Company has recorded a payable for approximately $200,000, included in accounts payable and accrued expenses in the March 31, 2007 consolidated balance sheet, expected to be paid to the sellers as a purchase price adjustment. The share price was based upon the average closing price for twenty days prior to the public announcement of the purchase.

Shareholders owning 756,100 shares of Fortress common stock voted against the acquisition and requested to receive the pro rata share of cash in the Trust Fund. The Company remitted approximately $4,342,000 in exchange for these shares.

Upon consummation of the merger approximately $28.9 million was released from the trust account to be used by the Company.

Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of TSS/Vortech. As such, management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations.  Management has preliminarily estimated that the transaction will result in $14.7 million of goodwill that is expected to be deductible for income tax purposes. Additionally, management estimated that approximately $20.4 million of the purchase price is allocable to customer-related intangible assets, which include non-contractual customer relationships, order backlog, and trade name.  Such intangible assets will be amortized over periods ranging from one to fifteen years based upon factors such as customer relationships and contract periods.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including the following:

•
TSS/Vortech has a broad range of experience, contacts and service offerings in the mission critical facility industry. TSS/Vortech has a very experienced and committed management team with strong core competencies. TSS has a significant number of personnel with security clearances which is important in the homeland security industry.

•
Our belief in TSS/Vortech’s business model and potential for growth, increasing demand in its industry and its complete service offering when compared to other similar companies. In addition TSS/Vortech can provide a platform to assist us in managing acquisitions in the future.

•	TSS/Vortech has been building a national business development organization to expand beyond its current regional presence.

The total purchase price paid, including transaction costs of approximately $1.8 million, has been preliminarily allocated as follows:

Cash	$11,000,000
Common stock (2,602,813 shares per the purchase agreement)	14,211,359
Convertible notes payable to sellers	10,000,000
Transaction costs	1,773,068
Total purchase price	36,984,427
Purchase price allocation:
Current assets	9,377,244
Property and equipment	904,689
Intangible assets	20,395,300
Goodwill	14,713,572
Other assets	64,158
Total assets acquired	45,454,963
Current liabilities	8,391,012
Long-term liabilities	79,524
Total liabilities assumed	8,470,536
Net assets acquired	$36,984,427

The preliminary estimated value and the weighted-average amortization period of each of the components of intangible assets are as follows:

		Weighted-Average
	Estimated Value	Amortization Period
Non-contractual customer relationships	$16,100,000	8 years
Order Backlog	456,300	1 years
Trade Name	3,839,000	15 years

Total	$20,395,300

Amortization expense totaling $529,052 has been included in the accompanying consolidated statement of operations related to the above intangibles of which $88,598 is included in cost of revenue.

The results of operations for TSS/Vortech have been included in the Consolidated Statements of Income from the acquisition date through March 31, 2007.

Unaudited pro forma results of operations are as follows. The amounts are shown as if the TSS acquisition had occurred on January 1:

	Three months ended March 31,
	2007	2006
Proforma revenue	$10,089,074	$16,280,322
Proforma operating (loss) income	(1,947,356)	710,465
Proforma pretax (loss) income	(1,844,802)	950,248
Proforma net (loss) income	(1,217,569)	627,164
Net (loss) income per share (basic )	(0.09)	0.07
Net (loss) income per share (diluted)	-	0.07

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results of the combined enterprise.

NOTE D - INVESTMENTS HELD IN TRUST

The Company held certain investments in a trust account through January 19, 2007 consisting primarily of short term investments. All such investments have been disposed of as of March 31, 2007.

NOTE E - INCOME (LOSS) PER SHARE

Successor — Basic and diluted net loss per share information is presented in accordance with SFAS No. 128, Earnings Per Share.  Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents.  The Company’s common stock equivalents consists of outstanding warrants.  For the three months ended March 31, 2007 and 2006, a total of 15,600,000 common stock equivalents, , were excluded from the calculation of diluted income per share as their impact would have been anti-dilutive. In addition, any impact from the conversion of our convertible notes payable discussed in Note J are excluded from the computation of earnings per share since their conversion would also be anti-dilutive.

Weighted average common shares are calculated as follows:

	(Successor)		(Predecessor)
			Period from
			January 1,
			through	Three Months
	Three Months Ended March 31,		January 19,	Ended March 31,
	2007	2006	2007	2006
Net (loss) income allocable to
common stockholders not subject
to possible redemption	$(1,032,008)	$122,137	$(281,153)	$1,410,755
Weighted average number of
shares outstanding - basic	11,390,487	9,550,000	-	-
Weighted average number of
shares outstanding - diluted	11,390,487	9,550,000	-	-
Income (loss) per share - basic	$(0.09)	$0.01	-	-
Income (loss) per share - diluted	$(0.09)	$0.01	-	-

No weighted average common shares or income (loss) per share amounts are shown for the Predecessor since the Predecessor was limited liability company whose capital structure consisted of membership interests. As such, no weighted average number of outstanding shares and earnings per share are presented.

NOTE F - EMPLOYEE STOCK-BASED COMPENSATION

On January 17, 2007, the stockholders of the Company approved the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 2.1 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock units. Pursuant to the Plan, on January 19, 2007 the Company issued of 574,000 shares of restricted stock with grant date value of $5.44 per share in connection with the acquisition of TSS.  The restricted stock units have a vesting period of three years.

We are accounting for these grants of restricted stock in accordance with SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees expected exercise and post-vesting employment termination behavior.  The Company recognized $202,359 ($.02 per basic and diluted share) of stock-based compensation expense for the three months ended March 31, 2007, which is included in selling, general and administrative expense.

The Company did not grant any stock-based awards to employees prior to fiscal year 2007.

NOTE G - COMMON STOCK REDEMPTION

Prior to the consummation of the acquisition of TSS/Vortech, the Company announced and implemented a common stock repurchase program under which it may purchase up to 3,000,000 shares of common stock.  Through March 31, 2007, the Company paid approximately $1.2 million in cash to redeem 221,000 shares of common stock at an average price of $5.53 per share.

On January 19, 2007, the Company announced that it would repurchase shares of those shareholders that voted against the acquisition of TSS and requested that their 756,100 shares be redeemed at the then per share trust value of $5.74 per share (including deferred interest of $0.38 per share). This program was completed in January 2007.

NOTE H - INCOME TAXES

The Company’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.  As of March 31, 2007, the Company had a net deferred tax asset of approximately $0.5 million. TSS/Vortech is a limited liability company and incurred no material income taxes prior to the acquisition.

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  Since inception and through January 1, 2007, the adoption date of this standard, the Company was in essence a “blank check” company with no substantive operations. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2004 through 2006 tax years are still subject to examination by the IRS. Various state jurisdiction tax years remain open to examination. As a result, management has concluded that the adoption of this standard had no material effect on its financial position or results of operations.

Management is in the process of evaluating the various tax positions associated with the acquisition of TSS/Vortech and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities would be covered by indemnification provisions provided in the acquisition agreements or would result in an adjustment to goodwill.

NOTE I - CONVERTIBLE PROMISSORY NOTES

In connection with the TSS/Vortech acquisition, the Company entered into two convertible promissory notes payable totaling $10,000,000. The notes bear interest at six percent per year and have a term of five years. Interest only is payable during the first two years of each note with principal payments commencing on the second anniversary (January 19, 2009) and continuing throughout the balance of the term of the notes in equal quarterly installments totaling $833,333. At any time after the sixth month following the closing of the acquisition, the notes are convertible by the selling members into shares of our common stock at a conversion price of $7.50 per share. At any time after the sixth month following the closing of the acquisition, the notes are automatically convertible if the average closing price of our common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

Principal payments are due on the above notes as follows:

Year ending
March 31,	Amount

2008	$-
2009	833,334
2010	3,333,333
2011	3,333,333
2012	2,500,000

NOTE J - RELATED PARTY TRANSACTIONS

The Company participates in transactions with the following entities affiliated through common ownership and management.

S3 Integration LLC. S3 Integration LLC (S3 Integration) is owned 15% by each by the Company’s Chief Executive Officer and President. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Tower Systems, Inc. Chesapeake Tower Systems, Inc. (Chesapeake) is 100% owned by the Company’s Chief Executive Officer. On February 28, 2007 Chesapeake sold substantially all of its assets to an unrelated entity and, except for an office space sublease agreement, does not engage in any business with the Company. Chesapeake was a manufacturer's representative and distributor of mechanical and electrical equipment, which Chesapeake sold to the Company. In addition, the Company acted as a subcontractor to Chesapeake for certain equipment installation on project-by-project basis.

CTS Services, LLC (CTS) is 55% owned by the Company’s Chief Executive Officer. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed.

L.H. Cranston Acquisition Group, Inc. L.H. Cranston Acquisition Group, Inc. is 25% owned by the Company’s Chief Executive Officer. L.H. Cranston Acquisition Group is a mechanical, electrical and plumbing contractor that acts, directly or through its Subsidiary L.H. Cranston and Sons, Inc., as subcontractor to the Company on a project-by-project basis.

Telco P&C, LLC. Telco P&C, LLC is 55% owned by the Company’s Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco as needed.

Automotive Technologies, Inc. Automotive Technologies, Inc., 60% owned by the Company’s Chief Executive Officer and provides vehicle maintenance and repair services to the Company.

TPR Group Re Three LLC. As of November 1, 2006, TPR Group LLC Re Three (TPR Group Re Three) is owned 50% each by the Company’s Chief Executive Officer and its President. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech.

The following table sets forth transactions the Company has entered into with the above related parties for the three months ended March 31, 2007 and 2006.

	2007	2006
Revenue
CTS Services, LLC	$37,840	$45,486
Chesapeake Tower Systems, Inc.	429	7,147

Cost of Revenue
Chesapeake Tower Systems, Inc.	100,327	71,484
CTS Services, LLC	239,428	784,544
S3 Integration, LLC	88,179	-
LH Cranston & Sons, Inc.	10,777	95,303
Telco P&C, LLC	29,282	1,575

Office rent paid on Chesapeake sublease agmt	46,950	39,142
Office rent paid to TPR Group Re Three, LLC	100,984	-
Vehicle repairs to Automotive Technologies, Inc.	4,442	-

Accounts receivable/(payable):
CTS Services, LLC	64,402	22,202
CTS Services, LLC	(344,733)	(426,274)
Telco P&C, LLC	(3,147)	1,575
LH Cranston & Sons, Inc.	(10,777)	(4,546)

NOTE K - SEGMENT ACCOUNTING

The Company reviewed its services by unit to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company.  Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE L - COMMITMENTS

Employment Agreements

On January 19, 2007, the Company entered into employment agreements with its Chairman, Chief Executive Officer and President and a consulting agreement (the agreements) with an entity controlled by the Vice-Chairman who each have been serving in that capacity since then. The employment agreements were filed as part of a current report on Form 8-K on April 2, 2007. The agreements specify annual salary, benefits and incentive compensation for the terms of the agreement.  The agreements also provide for twelve months salary if the employee or consultant is terminated other than for cause.

Included in the agreements with the Chief Executive Officer and President there is a share performance bonus as described below:

Up to $5.0 million in additional shares of our common stock will be issuable if during the period from the closing of the acquisition through July 13, 2008, certain share performance thresholds (alternative and not cumulative) set forth below are satisfied:

•
if the highest average share price of the Company’s common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $9.00 per share but is no more than $10.00 per share, he will be entitled to $0.5 million worth of additional shares; or

•
if the highest average share price of Company’s common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $10.00 per share but is no more than $12.00 per share, he will be entitled to $1.5 million worth of additional shares; or

•
if the highest average share price of Company’s common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $12.00 per share but is no more than $14.00 per share, he will be entitled to $3.0 million worth of additional shares; or

•
if the highest average share price of Company’s common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $14.00 per share, he will be entitled to $5.0 million worth of additional shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “intend,” “project,” “goal,” “potential,” “target,” and similar terms or the negative of such terms. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” as well as by future decisions by us.

The terms “we” and “our” as used throughout this Quarterly Report on Form 10-Q refer to Fortress International Group, Inc. and its consolidated subsidiaries, unless otherwise indicated.

Company Overview

We were formed in Delaware on December 20, 2004 as a special purpose acquisition company formed under the name “Fortress America Acquisition Corporation” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other business combination, operating businesses in the fast-growing homeland security industry.

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as Total Site Solutions (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to Fortress International Group, Inc.(“the Company”)   The closing consideration consisted of (i) $11,000,000 in cash, (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 3,176,813 shares of our stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees and (iii) $10,000,000 in two convertible, interest-bearing promissory notes of $5,000,000 each.

We provide comprehensive services for the planning, design, and development of mission critical facilities and information infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

During the past three years, our revenue growth has been driven mainly by government spending on homeland security initiatives spurred by the events of September 11, 2001. These events have also affected businesses, which are increasing spending on data security and privacy. These homeland security initiatives include projects that require the hardening, relocation, renovation and upgrade of mission-critical facilities to protect critical government information networks and data processing centers against attacks. In addition to these factors there are other drivers that cause our market to remain robust. Legislation such as Sarbanes Oxley compliance for publicly traded companies, HIPPA laws regarding protection and availability of data for healthcare organizations and the government’s critical infrastructure protection program for industries that are vital to our economy have resulted in such companies having the need to invest to protect their networks, the reliability of those networks, and maintain their ability to perform transactions that are financial or informational in nature. With respect to these critical infrastructure systems, the companies focus on physical security, network security, redundancies for uninterruptible power supply systems, electrical switch gear, stand-by power generators, heat rejection and cooling systems, fire protection systems, monitoring and control systems, and security systems, as well as the physical environment that houses critical operations. We help our customers plan for, prevent or mitigate against the consequences of attacks, power outages and natural disasters. We provide our services, directly and indirectly, to both government customers and private sector customers.

TSS has obtained a facility clearance from the United States Department of Defense. This clearance enables the companies to access and service restricted government projects. In addition to the facility clearance, TSS has successfully cleared over one-third of its employees, allowing them individual access to restricted projects and facilities. Several additional employees are currently in the process for clearance.

In the future, we expect to use its enhanced resources to expand geographically through internal growth initiatives, as well as through potential acquisitions of specialized mission critical engineering or IT services firms (primarily in the United States).

Our customers include United States government and homeland defense agencies and private sector businesses that in some cases are the end user of the facility or in other cases, such as our major real estate investment trust, or REIT, customer, Corporate Office Properties Trust, are providing a facility to a government end user. We categorize contracts where a government agency is the ultimate end user of the facility as government-related contracts.

Our revenues are derived from fees for our professional services as well as revenues earned under construction management contracts and facility management contracts with varying terms.

We believe there are high barriers to entry in our sector for new competitors due to our specialized technology service offerings we deliver for our customers, our top secret clearances, and our turnkey suite of deliverables offered. We compete for business based upon our reputation, past experience, and our technical engineering knowledge of mission critical facilities and their infrastructure. We are developing and creating long term relationships with our customers because of our excellent reputation in the industry and will continue to create facility management relationships with our customers that we expect will provide us with steadier revenue streams to improve the value of our business.

Contract Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents contracts that have been awarded that we believe will result in revenue in the future. We have broken our backlog into the following three categories (i) technology consulting which represents the value of future revenue under existing contacts for professional services related to consulting and/or engineering design contracts; (ii) construction management which represents the value of future revenues for construction projects; and (iii) facility management which represents the value of future revenues for providing recurring maintenance services on our customers’ mission critical facilities, networks and communication systems.

At March 31, 2007 our backlog was approximately $24.7 million, compared to approximately $20.6 million at December 31, 2006. We believe that most of the backlog at March 31, 2007 will be recognized during the remainder of 2007. The following table reflects the value of our backlog in the above three categories as of March 31, 2007 and as of December 31, 2006.

	March 31, 2007	December 31, 2006
Technology consulting	$2,509,000	$1,266,000
Construction management	13,695,000	11,757,000
Facilities management	8,436,000	7,585,000

	$24,640,000	$20,608,000

The table below includes pro-forma information to assist in the analysis of the results of operations.

FORTRESS INTERNATIONAL GROUP, INC.
Pro Forma Consolidated Statements of Operations

	(Successor)	(Predecessor)	Proforma combined	(Successor)	(Predecessor)	Proforma combined
	For the Three Months Ended March 31, 2007	For the period from January 1, 2007 through January 19, 2007	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2006

Revenue	$8,676,937	1,412,137	10,089,074	$—	$16,280,322	$16,280,322
Cost of Revenue	7,205,566	1,108,276	8,313,842	88,599	13,211,827	13,300,426

Gross Profit	1,471,371	303,861	1,775,232	(88,599)	3,068,495	2,979,896

Operating costs and expenses
Selling, general and administrative	2,637,940	555,103	3,193,043	176,202	1,609,050	1,785,252
Depreciation and amortization	55,431	33,660	89,091	—	43,725	43,725
Amortization of intangible assets	440,454	—	440,454	440,454	—	440,454

Total operating costs and expenses	3,133,825	588,763	3,722,588	616,656	1,652,775	2,269,431

Operating income	(1,662,454)	(284,902)	(1,947,356)	(705,255)	1,415,720	710,465

Other Income (Expense)
Interest income	216,171	4,117	220,288	361,561	—	361,561
Interest (expense)	(117,366)	(368)	(117,734)	(116,813)	(4,965)	(121,778)

Income (Loss) Before Income Taxes	(1,563,649)	(281,153)	(1,844,802)	(460,507)	1,410,755	950,248

As a Percentage of Revenue

Revenue	100.0%	100.0%	100.0%	—	100.0%	100.0%
Cost of Revenue	83.0%	78.5%	82.4%	—	81.2%	81.7%

Gross Profit	17.0%	21.5%	17.6%		18.8%	18.3%

Operating costs and expenses
Selling, general and administrative	30.4%	39.3%	31.6%		9.9%	11.0%
Depreciation and amortization	0.6%	2.4%	0.9%		0.3%	0.3%
Amortization of intangible assets	5.1%	0.0%	4.4%		0.0%	2.7%

Total operating costs and expenses	36.1%	41.7%	36.9%		10.2%	13.9%

Operating income	-19.2%	-20.2%	-19.3%	0.0%	8.7%	4.4%

Other Income (Expense)
Interest income	2.5%	0.3%	2.2%	100.0%	0.0%	2.2%
Interest (expense)	-1.4%	0.0%	-1.2%	-32.3%	0.0%	-0.7%

Income (Loss) Before Income Taxes	-18.0%	-19.9%	-18.3%	-127.4%	8.7%	5.8%

The pro forma results of operations shown above are not necessarily indicative of the results of operations that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of us or TSS/Vortech.

Critical Accounting Policies

Revenue Recognition

Revenues from contracts other than time and materials contracts are recognized on the percentage of completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This method is used because management considers cost incurred and costs to complete to be the best available measure of progress in the contracts. Revenues from time and materials contracts are recognized as work is performed.

Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes and supplies. General and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represented billings in excess of revenue recognized. As these long-term contracts extend over one or more years, revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts which require the revisions are determined.

Goodwill and Other Intangible Assets

Management has preliminarily estimated that the acquisition of TSS/Vortech will result in $14.7 million of goodwill that is expected to be deductible for income tax purposes. Additionally, management has estimated that approximately $20.4 million of the purchase price is allocable to customer-related intangible assets, which include non-contractual customer relationships, order backlog, and trade name.

Goodwill arising from our acquisition of TSS/Vortech is not amortized but instead will be tested for impairment at the reporting unit level at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We plan to perform an impairment assessment annually. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We amortize other intangible assets over their estimated useful lives and review the long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable and at least annually. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required.

Income Taxes

We make judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. The deferred tax assets were evaluated under the guidelines of SFAS No. 109, Accounting for Income Taxes, and a determination of the basis of objective factors was made that the net assets will be realized through future years’ table income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

Results of operations for the successor company for the three months ended March 31, 2007 compared with the three months ended March 31, 2006.

Revenue and cost of revenue. We had no revenue or costs of revenue in the three months ended March 31, 2006, compared to $8.7 million of revenue and $7.2 million of costs of revenues (including $88,000 of amortization of order backlog) in the three months ended March 31, 2007. The revenue and costs were due to our acquisition of TSS/Vortech during the quarter.

Selling, general and administrative expenses. Our selling, general and administrative expenses were $176,000 for the three months ended March 31, 2006 related primarily to the pursuit of acquisition candidates. For the three months ended March 31, 2007, we incurred $2.6 million of selling general and administrative expenses related to operations of TSS/Vortech which were acquired on January 19, 2007. We granted employees 574,000 shares of common stock which had a grant date value of $5.44 share on January 19, 2007. These shares cliff-vest on January 19, 2010. We recorded approximately $202,000 of compensation expense related to these shares in the three months ended March 31, 2007.

Depreciation and amortization of intangible assets. Prior to our acquisition of TSS/Vortech we did not incur any depreciation or amortization expense. During the three months ended March 31, 2007 we incurred depreciation and amortization expense of $496,000 related to assets purchased in our acquisition of TSS/Vortech.

Interest income. Our interest income decreased from $362,000 earned during the three months ended March 31, 2006 to $216,000 for the three months ended March 31, 2007. Interest income decreased because of the decrease in cash invested due to the purchase of TSS/Vortech and related transaction costs.

Interest expense. We did not incur any interest expense during the three months ended March 31, 2006. For the three months ended March 31, 2007 interest expenses was $117,000 due to the debt acquired with the acquisition of TSS/Vortech and the notes payable due to the sellers of $10,000,000 that have an interest rate of 6% per annum.

Income tax benefit (expense). Income tax expense was $63,000 for the three months ended March 31, 2006 reflecting an effective rate of 34% federal tax rate . For the three months ended March 31, 2007. The Company’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.  As such, the Company has recorded an income tax benefit of $532,000 reflecting the value of a potential loss carryback to prior periods at the effective federal tax rate of 34%.

Results of operations on a pro forma combined basis for the successor company for the three months ended March 31, 2007 compared with the three months ended March 31, 2006.

The acquisition of TSS/Vortech was our first business combination and accordingly, we do not believe a comparison of the results of operations and cash flows for the quarter ended March 31, 2007 versus March 31, 2006 is very beneficial to our investors. In order to assist investors in better understanding the changes in our business between the quarters ended March 31, 2007 and March 31, 2006, we are presenting in the discussion below pro forma results of operations for FIGI and TSS/Vortech for the three months ended March 31, 2007 and March 31, 2006 as if the acquisition of TSS/Vortech occurred on January 1, 2007 and January 1, 2006, respectively. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of TSS/Vortech for the period from December 31, 2006 to January 19, 2007 (the date of the acquisition) and the three months ended March 31, 2006, and (ii) our unaudited consolidated financial statements for the three months ended March 31, 2007 and March 31, 2006.

The pro forma results of operations are not necessarily indicative of the results of operations that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of us or TSS/Vortech. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable.

Revenue and cost of revenue. We had $16.3 million of revenues and $13.3 million of costs of revenues earned in the three months ended March 31, 2006, compared to $10.1 million of revenues and $8.3 million of costs of revenues earned in the three months ended March 31, 2007. The decrease of 38% in revenue and 37% in costs of revenue was primarily due to a reduction in construction management revenue earned on projects for the three months ended March 31, 2007 versus the same quarter in 2006.

Management believes that the decline in revenue when comparing the three months ended March 31, 2007 to March 31, 2006 results from the fact that the company relied heavily in its first three years of operations on a few long-term contracts from one major customer. Starting in the last quarter of 2005 and continuing through all of 2006, the company began a strategy to begin replacing these longer term expiring contracts with new revenue from a broader base of customers in both the public and the private sectors. In order to continue a revenue level equal or higher to the revenue recognized in the first quarter of 2006, the company needed to replace its backlog at December 31, 2005 of $39.7 million with new sales as the backlog diminished. New backlog additions for the year 2006 were approximately $41.0 million for the year. As a result, our revenue on a quarter to quarter basis is expected to decline until we begin replacing backlog at an annual amount equal to prior year revenue of $60.0 million. Backlog additions were only $8.0 million in the third quarter of 2006. This affected revenue in our first quarter of 2007. New backlog additions increased to $13.2 million in the fourth quarter of 2006 and increased again to $15.2 million in the first quarter of 2007. If the company is able to sustain this increasing trend of new booked business, its revenue per quarter should increase correspondingly. We believe backlog takes an average of six months to be recognized proportionately as revenue on projects utilizing the percentage of completion method. Delays in project mobilization may also cause some inconsistencies in our revenue recognition from quarter to quarter. As noted above, our backlog at March 31, 2007 was $24.8 million.

Cost of revenues decreased in relation to our reduction in revenue. Cost of revenue decreased from $13.3 million with a gross profit margin of 18.3% for the three months ended March 31, 2006 to $8.3 million with a gross profit margin of 17.6% for the three months ended March 31, 2007. Gross profit margin decreased because there are fixed costs included in cost of revenue which were spread over less revenue.

The majority of our revenue (66%) in the three months ended March 31, 2006 came from our largest customer. Revenue from this customer during the three months ended March 31, 2007 was 51% of our revenue during the quarter. Our strategy is to continue to diversify our customer base and become less reliant on this single customer.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.8 million for the three months ended March 31, 2006 as compared to $3.2 million for the three months ended March 31, 2007 an increase of 78.8%. The increase as a percentage of revenue increased from 9.9% of revenue to 31.4% of revenue.

The increase in these costs is attributable to (i) an increase in the number of sales and marketing personnel added to the Company to implement our strategic plan, (ii) marketing expenses to get into the private industry marketplace, (iii) non cash compensation of restricted stock awards given to key employees, (iv)and the costs associated with being a public company. These additional costs versus the prior year quarter are:

•	sales salaries and expenses - $653,000
•	marketing expenses- $214,000
•	public company costs- $518,000
•	non cash compensation for restricted stock for key employees- $202,000

The balance of the increase was a result of increased office rent for the expansion of the technology consulting group into an additional 15,000 square feet of space and an increase in compensation costs as we added personnel.

Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets expense was $484,000 for the three months ended March 31, 2006 compared to $530,000 for the three months ended March 31, 2007. Our depreciation expense increased by $46,000 due to the increase in property and equipment purchased related to the new office space leased in the fourth quarter of 2006.

Interest income. Interest income was $362,000 for the three months ended March 31, 2006 compared to $220,000 for the three months ended March 31, 2007. Interest income decreased because of the decrease in cash invested due to the purchase of TSS/Vortech and related transaction costs.

Interest expense. Interest expense was $122,000 for the three months ended March 31, 2006 compared to $118,000 for the three months ended March 31, 2007.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Total assets increased $25.1 million to $71.1 million as of March 31, 2007 compared to $46.0 million as of December 31, 2006, due to our acquisition of TSS/Vortech during the first quarter of 2007. At March 31, 2007 we no longer had $44.7 million in short term investments, as we did at December 31, 2006 as a portion of those funds were used to acquire TSS/Vortech and the remainder was available to us and recorded as cash. At March 31, 2007 we had $34.2 million in current assets of which $25.7 million was cash, $7.2 million in contract accounts receivable and $1.4 million in other current assets.

Our total liabilities increased to $18.9 million as of March 31, 2007 from $1.5 million as of December 31, 2006, primarily due to the acquisition noted above. Accordingly our current liabilities increased to $8.8 million at March 31, 2007 from $1.5 million at December 31, 2006.

Liquidity and Capital Resources

During the quarter ended March 31, 2007 net cash used in operating activities for the period ended March 31, 2007 was $2.7 million. Cash used by operating activities is primarily driven by the net loss adjusted for working capital changes which were primarily changes in accounts receivable, current assets, accounts payable and work in process adjustments.

Net cash provided by investing activities was $32.7 million for the three months ended March 31, 2007. During the three months ended March 31, 2007 we had $44.7 million from the sale of short-term securities, while we invested $11 million toward the purchase of TSS/Vortech and used $1.0 million used for deferred acquisition costs and fixed assets. Net cash used by financing activities was $5.3 million for the three months ended March 31, 2007. This was principally used to repurchase shares of our common stock associated with the buyout of the dissenting shareholders and the previously announced share repurchase program.

We expect to retain future earnings if any for use in possible expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Historically, we have funded our business activities with cash flow from operations and borrowings under credit facilities.

Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions.  We expect to meet our short-term requirements through funds generated from operations. We also intend on pursuing a credit facility in the future.  Our strategic acquisition cash requirements will also be funded by cash generated from operations and the aforementioned credit facility.

Off Balance Sheet Arrangements

As of the three months ended March 31, 2007 we do not have any off balance sheet arrangements.

Recent Accounting Pronouncements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements.  SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities.  It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. The Company will adopt SFAS No. 159 for the fiscal year beginning January 1, 2008 and is currently assessing the impact of adopting SFAS No. 159 on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to our annual report on Form 10-K for the year ended December 31, 2006 for a complete discussion of our market risk. There have been no material changes to the market risk information included in the Annual Report 10-K for the year December 31, 2006.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) who is also currently the Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer has concluded that as of March 31, 2007, our disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

Through December 31, 2006, we had no operations, no full-time personnel and very few personnel of any kind. Our activities from inception in late 2005 and into 2006 focused on completing our initial public offering, identifying acquisition candidates and then completing the acquisition of TSS/Vortech. As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that time for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

In January 2007 we acquired TSS/Vortech and re-evaluated our internal control process during the first quarter of 2007. As a result of this re-evaluation, we have determined that our internal control over financial reporting is ineffective. We had neither the resources, nor the personnel, to provide for an adequate internal control environment. The following material weaknesses in our internal control over financial reporting were noted at March 31, 2007: (i) we did not have the ability to segregate duties (ii) we lacked the formal documentation of policies and procedures that were in place; and (iii) we lacked adequate financial personnel.

We have begun to address the internal control weaknesses summarized above beginning in the first quarter of 2007, with the goal of eliminating such deficiencies by the end of 2007. We have recently hired a certified public accounting firm to serve as our internal auditors to further enhance our internal control environment and have hired a Chief Financial Officer. The acquisition of TSS/Vortech will require the development of more robust disclosure controls and procedures, which we also expect to develop during 2007. Management will continue to monitor, evaluate and test the operating effectiveness of these controls during the remainder of 2007.

There were no other changes in the Company’s internal control over financial reporting for the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

	Purchases of Equity Securities by Issuer
			Total Number of	Maximum Number
			Shares Purchased as	of Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
January 1-31, 2007	116,000	$5.49	116,000	384,000
February 1-28, 2007	94,500	$5.60	210,500	289,500
March 1-31, 2007	10,500	$5.33	221,000	279,000	(1)

January 1-31, 2007	756,100	$5.38	756,100	0	(2)

Total	977,100	$5.41	977,100

(1) On January 12, 2007 the company announced a stock repurchase program of up to 3,000,000 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completion or termination by the Board of Directors.

(2) The Company repurchased the shares of those shareholders that voted against the acquisition of TSS/Vortech and requested that their shares be redeemed at the then per share trust value. This program was completed in January 2007.

Recent Sales of Unregistered Securities

On January 19, 2007, we acquired all of the outstanding membership interests of each of TSS and Vortech pursuant to a Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006, as amended by that certain Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 (the “Purchase Agreement”). The Closing consideration consisted of (a) $11.0 million in cash, (b) the assumption of $154,599 of debt of TSS/Vortech, (c) 3,176,813 shares of our common stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees and 574,000 shares were designated for issuance to employees of TSS/Vortech, and (d) $10.0 million in two convertible, interest-bearing promissory notes of $5.0 million each. As described in the definitive proxy statement (Securities and Exchange Commission File No. 000-51426) dated December 27, 2006 (the “Definitive Proxy Statement”), at pages 52-54, all of the 2,534,988 shares issued to the selling members were deposited in certain escrow accounts. The 2,534,988 shares issued to the selling members and the 67,825 shares issued to Evergreen Capital LLC at the closing of the acquisition were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933. 574,000 shares of restricted stock were issued to employees of TSS/Vortech in reliance on Rule 701 of the Securities Act of 1933 pursuant to compensatory benefit plans approved by our board of directors.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The following proposals were submitted to and approved by a majority of stockholders present at a Special Meeting of Stockholders held on January 17, 2007:

1.
The proposal to approve the acquisition of TSS/Vortech substantially on the terms set forth in the Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006 (referred to as the “purchase agreement”) by and among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, LLC, and Thomas P. Rosato and Gerard J. Gallagher, as the members of VTC, L.L.C. and Vortech, LLC, and the other transactions contemplated by the purchase agreement, for which voting at the meeting was as follows: 5,835,270 votes cast for; 760,600 votes cast against; 11,483 shares abstaining.

2.
The proposal to approve the Amended and Restated Certificate of Incorporation changing our name from “Fortress America Acquisition Corporation” to “Fortress International Group, Inc.” and removing certain provisions only applicable to us prior to our completion of a business combination, for which voting at the meeting was as follows: 7,973 570 votes cast for; 68,400 votes cast against; 315,383 shares abstaining.

3.
The proposal to approve the adoption of the 2006 Omnibus Incentive Compensation Plan, for which voting at the meeting was as follows: 7,108,703 votes cast for; 1,196,301 votes cast against; 52,349 shares abstaining.

4.
The proposal to elect David J. Mitchell as a director for a three-year term expiring in 2009,, for which voting at the meeting was as follows: 8,023,070 votes cast for; 0 votes cast against; and 334,283 votes withheld.

5.
The proposal to approve any adjournments or postponements of the meeting to a later date(s), if necessary, to permit further solicitation and vote of proxies, for which voting at the meeting was as follows: 7,572,270 votes cast for; 560,183 votes against; 224,900 shares abstaining.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Non-Employee Director Compensation Policy

10.2	Form of Restricted Stock Agreement

31.1	Section 302 Certification by Principal Executive Officer

31.2	Section 302 Certification by Principal Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: May 21, 2007	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)