Form 10-Q
period 2007-06-30
Fortress International Group, Inc.
filed 2007-08-14
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 13, 2007, 11,856,545 shares of the registrant's common stock, par value $0.0001 per share, were outstanding.

FORTRESS INTERNATIONAL GROUP, INC.
Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2007 (unaudited) and as of December 31, 2006 (audited) (successor) and as of January 19, 2007 (unaudited) and December 31, 2006 (predecessor) (audited)	1

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 (successor) and June 30, 2006 (predecessor). Additionally, for the period from January 1, 2007 through January 19, 2007 (predecessor).	3

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and June 30, 2006 (successor) and for the period from January 1, 2007 through January 19, 2007 and the six months ended June 30, 2006 (predecessor)	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	28

Item 6. Exhibits	28

SIGNATURES

PART I - FINANCIAL INFORMATION

Fortress International Group, Inc.
Consolidated Balance Sheets

	(Successor)		(Predecessor)
	June 30,	December 31,	January 19,	December 31,
	2007	2006	2007	2006
	(unaudited)	(audited)	(unaudited)	(audited)

Assets

Current Assets
Cash and cash equivalents	$21,106,976	$7,347	$1,322,317	$2,361,838
Contract and other receivables, net	8,977,676	—	6,261,988	9,960,851
Prepaid expenses and other current assets	746,264	3,750	233,894	125,276
Costs and estimated earnings in excess of billings	1,400,868
on uncompleted contracts		—	1,559,045	480,540
Income tax recoverable	840,000	—	—	—
Due from affiliated entities	—	—	—	201,670

Total Current Assets	33,071,784	11,097	9,377,244	13,130,175

Investments held in trust	—	44,673,994	—	—

Property and equipment, net	924,363	—	904,689	810,747

Goodwill	14,912,946	—	—	—

Intangible assets, net	19,185,065	—	—	—

Deferred acquisition costs	—	869,853	—	—

Other assets	371,823	—	64,158	21,190

Deferred tax assets	—	490,675	—	—

Total Assets	$68,465,981	$46,045,619	$$10,346,091	$13,962,112

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Balance Sheets-Continued

	(Successor)		(Predecessor)
	June 30,	December 31,	January 19,	December 31,
	2007	2006	2007	2006
	(unaudited)	(audited)	(unaudited)	(audited)

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable–current portion	$64,359	$—	$72,808	$76,934
Accounts payable and accrued expenses	7,909,827	913,222	6,641,718	8,503,024
Advances from stockholder		20,000	—	—
Income taxes payable	—	586,283	—	—
Billings in excess of costs and estitmated earnings
on uncompleted contracts	1,072,911	—	1,662,718	1,243,042
Deferred compensation payable	—	—	—	643,571

Total Current Liabilities	9,047,097	1,519,505	8,377,244	10,466,571

Notes payable	10,055,523	—	79,524	81,679

Total Liabilities	19,102,620	1,519,505	8,456,768	10,548,250

Common stock, subject to possible redemption 1,559,220 shares	—	8,388,604	—	—

Interest income on common stock subject to possible redemption	—	541,735	—	—

Total common stock subject to redemption	—	8,930,339	—	—

Commitments and Contingencies	—	—	—	—

Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	—	—	—	—
Common stock-- $.0001 par value, 100,000,000 shares authorized;	1,185
11,856,545 and 9,550,000 issued; 11,856,545 and 9,550,000
outstanding, respectively (which includes 0 and 1,559,220
shares subject to possible redemption, respectively		955	—	—
Additional paid-in capital	52,864,132	34,819,062	—	—
Treasury stock, at cost 133,775 and 0 shares (successor);	(686,743)	—	—	—
Retained earnings	(2,815,213)	775,758	—	—
Members' equity	—	—	1,889,323	3,732,115
Note receivable from affiliate	—	—	—	(318,253)

Total Stockholders’ Equity	49,363,361	35,595,775	1,889,323	3,413,862

Total Liabilities and Stockholders’ Equity	$68,465,981	$46,045,619	$10,346,091	$13,962,112

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Statements of Operations

	(Successor)		(Predecessor)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2006

Revenue	$10,862,307	$—	$18,445,839
Cost of Revenue	9,424,029	—	15,507,437

Gross Profit	1,438,278	—	2,938,402

Operating costs and expenses
Selling, general and administrative	3,424,040	121,753	1,681,169
Depreciation and amortization	97,245	—
Amortization of intangible assets	567,108	—	—

Total operating costs and expenses	4,088,393	121,753	1,681,169

Operating (loss) income	(2,650,115)	(121,753)	1,257,233

Other Income (Expense)
Interest income	423,898	410,904	—
Interest (expense)	(150,431)	—	(4,733)

Income (Loss) Before Income Taxes	(2,376,648)	289,151	1,252,500

Income Tax (Benefit) Expense	182,316	98,312	—

Net (Loss) Income	$(2,558,964)	$190,839	$1,252,500

Weighted average number of shares outstanding
-basic	12,013,491	9,550,000	—
-diluted	12,013,491	9,550,000	—

Weighted average shares outstanding exclusive of shares
subject to possible redemption
-basic	12,013,491	7,990,800	—
-diluted	12,013,491	7,990,800	—

Basic net income (loss) per share
-Net income	$(0.21)	$0.02	$—

Diluted net income (loss) per share
-Net income	$(0.21)	$0.02	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Statements of Operations-Continued

	(Successor)		(Predecessor)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the period from January 1, 2007 through January 19, 2007	For the Six Months Ended June 30, 2006

Revenue	$19,539,244	$—	$1,412,137	$34,726,161
Cost of Revenue	16,629,595	—	1,108,276	28,719,264

Gross Profit	2,909,649	—	303,861	6,006,897

Operating costs and expenses
Selling, general and administrative	6,061,980	297,955	555,103	3,333,944
Depreciation and amortization	152,676	—	33,660
Amortization of intangible assets	1,007,562	—	—	—

Total operating costs and expenses	7,222,218	297,955	588,763	3,333,944

Operating (loss) income	(4,312,569)	(297,955)	(284,902)	2,672,953

Other Income (Expense)
Interest income	640,069	772,465	4,117	—
Interest (expense)	(267,797)	—	(368)	(9,698)

Income (Loss) Before Income Taxes	(3,940,297)	474,510	(281,153)	2,663,255

Income Tax (Benefit) Expense	(349,325)	161,334	—	—

Net (Loss) Income	$(3,590,972)	$313,176	$(281,153)	$2,663,255

Weighted average number of shares outstanding
-basic	11,592,599	9,550,000	—	—
-diluted	11,592,599	9,550,000	—	—

Weighted average shares outstanding exclusive of shares
subject to possible redemption
-basic	11,592,599	7,990,800	—	—
-diluted	11,592,599	7,990,800	—	—

Basic net income (loss) per share
-Net income	$(0.31)	$0.03	$—	$—

Diluted net income (loss) per share
-Net income	$(0.31)	$0.03	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Statements of Cash Flow

	(Successor)		(Predecessor)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the period from January 1, 2007 through January 19, 2007	For the Six Months Ended June 30, 2006
Cash Flows from Operating Activities
Net income (loss)	$(3,590,972)	$313,176	$(281,153)	$2,663,255
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization	152,676	—	33,660	126,000
Amortization of intangibles	1,210,235	—	—	—
Deferred income taxes	490,675	(156,078)	—	—
Income tax recoverable	(840,000)	—	—	—
Stock-based compensation	465,433	—	—	—
Interest income on treasury bills	—	(953,442)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Contracts and other receivables	(2,715,688)	—	3,698,863	(1,162,200)
Costs and estimated earnings in excess of billings on uncompleted contracts	158,177	—	(1,078,505)	(128,075)
Prepaid expenses	(508,619)	38,915	(108,618)	(269,893)
Due from affiliates	—	—	519,923	(22,909)
Other assets	(307,665)	—	(42,968)	—
Accounts payable and accrued expenses	354,887	(62,224)	(1,861,306)	2,842,596
Billings in excess of costs and estitmated earnings on uncompleted contracts	(589,807)	—	419,676	(889,545)
Income taxes payable	(586,283)	6,412	—	—
Deferred compensation payable	—	—	(643,571)	25,500
Interest income attributable to common stock subject to possible redemption	—	190,593	—	—

Net Cash (Used in) Provided by Operating Activities	(6,306,951)	(622,648)	656,001	3,184,729

Cash Flows from Investing Activities
Purchase of property and equipment	(172,350)	—	(127,602)	(38,427)
Decrease in Investments held in Trust fund	44,673,994	—	—	—
Purchase of TSS/Vortech, net of cash received	(9,677,683)	—	—	—
Purchase of Comm Site of South Florida, Inc. net of cash received	(135,000)	—	—	—
Deferred acquisition costs	(981,357)	(152,167)	—	—

Net Cash Provided by (Used in) Investing Activities	33,707,604	(152,167)	(127,602)	(38,427)

Cash Flows from Financing Activities
Payments on notes payable	(32,450)	—	(6,281)	(37,156)
Advances from shareholder	(20,000)	—	—	—
Member distributions	—	—	(1,561,639)	(1,918,500)
Repurchase of common stock	(6,248,574)	—	—	—

Net Cash (Used in) Provided by Financing Activities	(6,301,024)	—	(1,567,920)	(1,955,656)

Net Increase (Decrease) in Cash	21,099,629	(774,815)	(1,039,521)	1,190,646

Cash, beginning of period	7,347	992,547	2,361,838	1,737,075

Cash, end of period	$21,106,976	$217,732	$1,322,317	$2,927,721

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Notes to the Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements are for the three and six months ended June 30, 2007 and 2006 for Fortress International Group, Inc. (the “Successor Company”, “Fortress” or the “Company”) and are for the period January 1, 2007 to January 19, 2007 (the acquisition date) and the three and six months ended June 30, 2006 for VTC, L.L.C. t/a Total Site Solutions and Vortech, LLC ( collectively the “Predecessor Company” or “TSS/Vortech”).  The Company has included the results of operations for the acquisition of TSS/Vortech from the acquisition date through June 30, 2007 in its financial statements.

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

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements of TSS/Vortech have also been presented in accordance with the requirements of Form 10-Q. Such information should be read in conjunction with the TSS/Vortech financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE C - ACQUISITIONS

TSS/VORTECH

On January 19, 2007, the Company acquired all of the outstanding membership interests of TSS/Vortech pursuant to the Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006, as amended by the Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 (the “Purchase Agreement”). The closing consideration consisted of (i) $11,000,000 in cash, (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 2,602,813 shares of Fortress common stock, of which 2,534,988 shares were issued to the selling members and 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees, and (iv) $10,000,000 in two convertible promissory notes of $5,000,000 each, bearing interest at 6%.

All of the shares issued to the selling members (2,534,988 shares) were placed into escrow accounts as follows: 2,461,728 into the General Indemnity escrow to secure the rights of Fortress under the acquisition and 73,260 shares into the Balance Sheet escrow subject to TSS/Vortech delivering $1,000,000 in working capital. These shares will be released subject to certain conditions under the respective agreements. Based on a determination of net working capital at the acquisition date, the Company has recorded a payable for approximately $200,000, included in accounts payable and accrued expenses in the June 30, 2007 consolidated balance sheet, expected to be paid to the sellers as a purchase price adjustment. The share price was based upon the average closing price for twenty days prior to the public announcement of the purchase.

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

•	TSS/Vortech has been building a national business development organization to expand beyond its current regional presence.

The total purchase price paid, including transaction costs of approximately $1.8 million, has been preliminarily allocated as follows:

Cash	$11,000,000
Common stock (2,602,813 shares valued per the purchase agreement)	14,211,359
Convertible notes payable to sellers	10,000,000
Transaction costs	1,773,068
Total purchase price	36,984,427
Purchase price allocation:
Current assets	9,377,244
Property and equipment	904,689
Intangible assets	20,395,300
Goodwill	14,713,572
Other assets	64,158
Total assets acquired	45,454,963
Current liabilities	8,391,012
Long-term liabilities	79,524
Total liabilities assumed	8,470,536
Net assets acquired	$36,984,427

The preliminary estimated value and the weighted-average amortization period of each of the components of intangible assets are as follows:

		Weighted-Average
	Estimated Value	Amortization Period
Non-contractual customer relationships	$16,100,000	8	years
Order Backlog	456,300	1	years
Trade Name	3,839,000	15	years

Total	$20,395,300

Amortization expense totaling $681,183 and $1,210,235 has been included in the accompanying consolidated statement of operations related to the above intangibles, of which $114,075 and $202,673 is included in cost of revenue, for the three and six months ending June 30, 2007, respectively.

The results of operations for TSS/Vortech have been included in the Consolidated Statements of Operations from the acquisition date through June 30, 2007.

Unaudited pro forma results of operations are as follows. The amounts are shown as if the TSS acquisition had occurred on January 1, 2007:

	Three months ended June 30,
	2007	2006
Proforma revenue	$10,862,307	$18,445,839
Proforma operating (loss) income	(2,650,114)	454,297
Proforma pretax (loss) income	(2,376,647)	710,037
Proforma net (loss) income	(2,558,964)	468,624
Net (loss) income per share (basic )	(0.21)	0.05
Net (loss) income per share (diluted)	-	0.05

	Six months ended June 30,
	2007	2006
Proforma revenue	$20,951,381	$34,726,161
Proforma operating (loss) income	(4,597,471)	1,164,763
Proforma pretax (loss) income	(4,221,450)	1,661,228
Proforma net (loss) income	(3,872,125)	1,096,410
Net (loss) income per share (basic )	(0.33)	0.11
Net (loss) income per share (diluted)	-	0.11

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results of the combined enterprise.

Comm Site of South Florida, Inc.

On May 7, 2007 the Company purchased all of the assets of Comm Site of South Florida, Inc. for $150,000 paid in cash. In connection with this purchase, $135,000 has been allocated to Goodwill with the balance to other current assets and property and equipment, based on their historic cost which management believes approximates fair value.

NOTE D - INVESTMENTS HELD IN TRUST

The Company held certain investments in a trust account through January 19, 2007 consisting primarily of short term investments. All such investments have been disposed of as of June 30, 2007.

NOTE E - INCOME (LOSS) PER SHARE

Successor — Basic and diluted net loss per share information is presented in accordance with SFAS No. 128, Earnings Per Share.  Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents.  The Company’s common stock equivalents consist of outstanding warrants.  For the three and six months ended June 30, 2007, a total of 15,600,000 common stock equivalents, were excluded from the calculation of diluted income per share as their impact would have been anti-dilutive. In addition, any impact from the conversion of our convertible notes payable discussed in Note I are excluded from the computation of earnings per share since their conversion would also be anti-dilutive.

Weighted average common shares are calculated as follows:

	(Successor)		(Predecessor)
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net (loss) income allocable to
common stockholders not subject
to possible redemption	$(2,558,964)	$190,839	$-	$1,252,500
Weighted average number of
shares outstanding - basic	12,013,491	9,550,000	-	-
Weighted average number of
shares outstanding - diluted	12,013,491	9,550,000	-	-
Income (loss) per share - basic	$(0.21)	$0.02	-	-
Income (loss) per share -
diluted	$(0.21)	$0.02	-	-

	Six Months Ended		January 1, through	Six Months
	June 30,		January 19,	Ended June 30,
	2007	2006	2007	2006
Net (loss) income allocable to
common stockholders not subject
to possible redemption	$(3,590,972)	$313,176	$(281,153)	$2,663,255
Weighted average number of
shares outstanding - basic	11,592,599	9,550,000	-	-
Weighted average number of
shares outstanding - diluted	11,592,599	9,550,000	-	-
Income (loss) per share - basic	$(0.31)	$0.03	-	-
Income (loss) per share -
diluted	$(0.31)	$0.03	-	-

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

On May 1, 2007 the Company issued a total of 86,832 shares of restricted stock with a grant date value of $5.43 per share to the non-employee members of the Board of Directors. These shares were issued as follows:

Each non-employee director was granted 10,000 shares which vest over a two year period, one third on the grant date, and each one-half of the remaining balance on the first and second anniversaries of the grant date. A total of 50,000 shares were issued to the non-employee directors under this arrangement.

Each of the two new members of the Board of Directors received a one-time grant of $100,000 worth of restricted stock which vests over a three year period, with each one third of the shares vesting on the first, second and third anniversaries of the grant date. A total of 36,832 shares were issued to the two new non-employee directors under this arrangement.

In addition on May 7, 2007 the Company issue 20,000 shares of restricted stock with a grant date value of $5.53 to an employee, these shares have a vesting period of three years.

We are accounting for these grants of restricted stock in accordance with SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees expected exercise and post-vesting employment termination behavior.  The Company recognized $263,000 ($.02 per basic and diluted share) of stock-based compensation expense for the three months ended June 30, 2007, for the six months ended June 30, 2007 the company recognized $465,000 ($.04 per basic and diluted share). These amounts are recorded as selling, general and administrative expense.

The Company did not grant any stock-based awards to employees prior to fiscal year 2007.

NOTE G - COMMON STOCK REDEMPTION

Prior to the consummation of the acquisition of TSS/Vortech, the Company announced and implemented a common stock repurchase program under which it may purchase up to 3,000,000 shares of common stock, currently the Board of Directors has authorized the repurchase of up to 500,000 shares under this program.  For the three months ended June 30, 2007, the Company paid approximately $688,000 in cash to redeem 133,775 shares of common stock at an average price of $5.14 per share. For the six months ended June 30, 2007 the Company has paid approximately $1,909,000 in cash to redeem 354,775 shares at an average price of $5.38 per share.

On January 19, 2007, the Company announced that it would repurchase shares of those shareholders that voted against the acquisition of TSS and requested that their 756,100 shares be redeemed at the then per share trust value of $5.74 per share (including deferred interest of $0.38 per share). This program was completed in January 2007.

NOTE H - INCOME TAXES

The Company’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.  Through June 30, 2007, the Company has incurred certain tax losses which may be carried back for federal tax purposes resulting in an income tax recoverable of approximately $840,000.

The Company recorded income tax expense of $182,316 for the three months ended June 30, 2007 due primarily to the establishment of a valuation allowance equal to the balance of the remaining deferred tax assets. The impact of recording this valuation allowance also impacted the income tax benefit recorded of $349,325 in the six months ended June 30, 2007. The June 30, 2007 amount was offset in part by income taxes recoverable as a result of being able to carry carrying back a portion of the net operating loss to prior years. The Company evaluated its remaining deferred tax assets (consisting primarily of net operating loss carryforwards) remaining after carryback and has determined that it is more likely-than-not at this time that these assets will not be realized and has established a full valuation allowance for these amounts.

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

NOTE I - CONVERTIBLE PROMISSORY NOTES

In connection with the TSS/Vortech acquisition, the Company entered into two convertible promissory notes payable (in equal amounts with each the Company’s Chief Executive Officer and President ) totaling $10,000,000. The notes bear interest at six percent per year and have a term of five years. Interest only is payable during the first two years of each note with principal payments commencing on the second anniversary (January 19, 2009) and continuing throughout the balance of the term of the notes in equal quarterly installments totaling $833,333. At any time after the sixth month following the closing of the acquisition, the notes are convertible into shares of our common stock at a conversion price of $7.50 per share. At any time after the sixth month following the closing of the acquisition, the notes are automatically convertible if the average closing price of Fortress common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

Principal payments are due on the above notes as follows:

Period ending
June 30,	Amount

2008	$-
2009	1,666,667
2010	3,333,333
2011	3,333,333
2012	1,666,667

NOTE J - RELATED PARTY TRANSACTIONS

The Company participates in transactions with the following entities affiliated through common ownership and management:

S3 Integration LLC. S3 Integration LLC (S3 Integration) is owned 15% each by the Company’s Chief Executive Officer and President. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Systems, LLC. (Chesapeake Systems) is 9% owned and significantly indebted to the Company’s Chief Executive Officer. Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Mission Critical, LLC. (Chesapeake MC) is 9% owned each by the Company’s Chief Executive Officer and its President. Additionally, it is significantly indebted to the Company’s Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Tower Systems, Inc. Chesapeake Tower Systems, Inc. (Chesapeake) is 100% owned by the Company’s Chief Executive Officer. On February 28, 2007 Chesapeake sold substantially all of its assets to Chesapeake Systems and Chesapeake MC and, except for an office space sublease agreement, does not engage in any business with the Company. Chesapeake was a manufacturer's representative and distributor of mechanical and electrical equipment, which Chesapeake sold to the Company. In addition, the Company acted as a subcontractor to Chesapeake for certain equipment installation on project-by-project basis.

CTS Services, LLC (CTS) is 55% owned by the Company’s Chief Executive Officer and 5% owned by the Company’s Treasurer. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed.

L.H. Cranston Acquisition Group, Inc. L.H. Cranston Acquisition Group, Inc. (Cranston) is 25% owned by the Company’s Chief Executive Officer. Cranston is a mechanical, electrical and plumbing contractor that acts, directly or through its Subsidiary L.H. Cranston and Sons, Inc., as subcontractor to the Company on a project-by-project basis.

Telco P&C, LLC. Telco P&C, LLC is 55% owned by the Company’s Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco as needed.

Automotive Technologies, Inc. Automotive Technologies, Inc. is 60% owned by the Company’s Chief Executive Officer and provides vehicle maintenance and repair services to the Company.

TPR Group, LLC. TPR Group, LLC is 100% owned by the Company’s Chief Executive Officer and has provided human resources, employee benefit, and administrative services to TSS/Vortech.

TPR Group Re Three, LLC. As of November 1, 2006, TPR Group Re Three, LLC (TPR Group Re Three) is owned 50% each by the Company’s Chief Executive Officer and its President. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech.

The following table sets forth transactions the Company has entered into with the above related parties for the three and six months ended June 30, 2007 and 2006. It should be noted that Revenue represents amounts earned on contracts with related parties under which we provide services; and Cost of Revenues represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the Revenue and Cost of Revenue information below by company should not be expected.

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
CTS Services, LLC	$30,986	$30,521	$68,826	$76,007
Chesapeake Systems, LLC	52,287	-	52,716	-
Chesapeake Mission Critical, LLC	27,216	-	27,216	-
Chesapeake Tower Systems, Inc.	-	5,028	-	12,175
S3 Integration, LLC	-	-	-	1,468
TPR Group, LLC	-	1,030		1,772

Cost of Revenue
CTS Services, LLC	$230,964	$2,082,432	$470,392	$2,866,976
Chesapeake Systems, LLC	160,304	-	160,304	-
Chesapeake Mission Critical, LLC	29,400	-	37,625	-
Chesapeake Tower Systems, Inc.	-	465,137	56,501	536,621
S3 Integration, LLC	130,743	3,500	218,922	3,500
LH Cranston & Sons, Inc.	121,100	204,816	131,877	300,119
Telco P&C, LLC	4,519	3,281	10,952	4,856

Management fees paid to TPR Group, LLC	-	308,100	-	517,200
Office rent paid on Chesapeake sublease agmt	53,641	41,053	100,951	80,195
Office rent paid to TPR Group Re Three, LLC	90,494	-	191,478	-
Vehicle repairs to Automotive Technologies, Inc.	-	11,040	4,442	11,040

	June 30,	December 31,
	2007	2006
Accounts receivable/(payable):
CTS Services, LLC	$53,976	$229,335
CTS Services, LLC	(332,019)	(405,091)
Chesapeake Systems, LLC	52,287	-
Chesapeake Systems, LLC	(159,279)	-
Chesapeake Mission Critical, LLC	27,216	-
Chesapeake Mission Critical, LLC	(19,890)	-
Chesapeake Tower Systems, Inc.	-	2,802
Telco P&C, LLC	(2,168)	-
LH Cranston & Sons, Inc.	(68,000)	-
S3 Integration, LLC	(70,025)

NOTE K - SEGMENT INFORMATION

The Company reviewed its services by units to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company.  Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE L - COMMITMENTS

Employment Agreements

On January 19, 2007, the Company entered into employment agreements with its Chairman, Chief Executive Officer and President and a consulting agreement (the agreements) with an entity controlled by the Vice-Chairman, each of whom have been serving in that capacity since then. The employment agreements were filed as part of a current report on Form 8-K on January 25, 2007. The agreements specify annual salary, benefits and incentive compensation for the terms of the agreement.  The agreements also provide for twelve months salary if the employee or consultant is terminated other than for cause.

The agreements with the Chief Executive Officer and President also provide a share performance bonus, as described below:
Up to $5.0 million in additional shares of common stock will be issuable if during the period from the closing of the acquisition through July 13, 2008, certain share performance thresholds (alternative and not cumulative) set forth below are satisfied:

•
if the highest average share price of the Company’s common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $9.00 per share but is no more than $10.00 per share, each of the Chief Executive Officer and President will be entitled to $0.5 million worth of additional shares; or

•
if the highest average share price of Company’s common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $10.00 per share but is no more than $12.00 per share, each of the Chief Executive Officer and President will be entitled to $1.5 million worth of additional shares; or

•
if the highest average share price of Company’s common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $12.00 per share but is no more than $14.00 per share, each of the Chief Executive Officer and President will be entitled to $3.0 million worth of additional shares; or

•
if the highest average share price of Company’s common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $14.00 per share, each of the Chief Executive Officer and President will be entitled to $5.0 million worth of additional shares.

NOTE M - MAJOR CUSTOMER

The Company earned approximately 10% and 29% of its revenue for the three and six months ended June 30, 2007, respectively, and approximately 67% of its revenue for both the three and six months ended June 30, 2006 under several contracts with one major customer. Accounts receivable from this customer were $887,633 at June 30, 2007 and $4,807,323 at December 31, 2006.

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

Company Overview

We were formed in Delaware on December 20, 2004 as a special purpose acquisition company formed under the name “Fortress America Acquisition Corporation” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other business combination, operating businesses in the homeland security industry.

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as Total Site Solutions (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to Fortress International Group, Inc. (the “Company”). The closing consideration consisted of (i) $11,000,000 in cash, (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 3,176,813 shares of our stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees and (iii) $10,000,000 in two convertible, interest-bearing promissory notes of $5,000,000 each.

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

In the future, we expect to use enhanced resources to expand geographically through internal growth initiatives, as well as through potential acquisitions of specialized mission critical engineering or IT services firms (primarily in the United States).

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

Contract Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents contracts that have been awarded that we believe will result in revenue in the future. We have broken our backlog into the following three categories: (i) technology consulting, which represents the value of future revenue under existing contacts for professional services related to consulting and/or engineering design contracts; (ii) construction management, which represents the value of future revenues for construction projects; and (iii) facility management, which represents the value of future revenues for providing recurring maintenance services on our customers’ mission critical facilities, networks and communication systems.

At June 30, 2007, our backlog was approximately $55.4 million, compared to approximately $20.6 million at December 31, 2006. We believe that most of the backlog at June 30, 2007 will be recognized during the remainder of 2007. The following table reflects the value of our backlog in the above three categories as of June 30, 2007 and as of December 31, 2006, respectively.

	(Successor)	(Predecessor)
	June 30, 2007	December 31, 2006
Technology consulting	$2,666,000	$1,266,000
Construction management	37,376,000	11,757,000
Facilities management	15,336,000	7,585,000

	$55,378,000	$20,608,000

The tables below include pro-forma information to assist in the analysis of the results of operations:

FORTRESS INTERNATIONAL GROUP, INC.
Pro Forma Consolidated Statements of Operations

	(Successor)	(Successor)	(Predecessor)	(Proforma)
	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2006

Revenue	$10,862,307	$—	$18,445,839	$18,445,839
Cost of Revenue	9,424,029	114,075	15,507,437	15,621,512

Gross Profit	1,438,278	(114,075)	2,938,402	2,824,327

Operating costs and expenses
Selling, general and administrative	3,424,040	121,753	1,598,894	1,720,647
Depreciation and amortization	97,245	—	82,275	82,275
Amortization of intangible assets	567,108	567,108	—	567,108

Total operating costs and expenses	4,088,393	688,861	1,681,169	2,370,030

Operating income	(2,650,115)	(802,936)	1,257,233	454,297

Other Income (Expense)
Interest income	423,898	410,904	—	410,904
Interest (expense)	(150,431)	(150,431)	(4,733)	(155,164)

Income (Loss) Before Income Taxes	(2,376,648)	(542,463)	1,252,500	710,037

As a Percentage of Revenue

Revenue	100.0%	—	100.0%	100.0%
Cost of Revenue	86.8%	—	84.1%	84.7%

Gross Profit	13.2%	—	15.9%	15.3%

Operating costs and expenses
Selling, general and administrative	31.5%	—	8.7%	9.3%
Depreciation and amortization	0.9%	—	0.4%	0.4%
Amortization of intangible assets	5.2%	—	0.0%	3.1%

Total operating costs and expenses	37.6%	0.0%	9.1%	12.8%

Operating income	-24.4%	0.0%	6.8%	2.5%

Other Income (Expense)
Interest income	3.9%	100.0%	0.0%	2.2%
Interest (expense)	-1.4%	-36.6%	0.0%	-0.8%

Income (Loss) Before Income Taxes	-21.9%	-132.0%	6.8%	3.8%

FORTRESS INTERNATIONAL GROUP, INC.
Pro Forma Consolidated Statements of Operations
	(Successor)	(Predecessor)	Proforma	(Successor)	(Predecessor)	Proforma
	For the Six Months Ended June 30, 2007	For the period from January 1, 2007 through January 19, 2007	combined For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	combined For the Six Months Ended June 30, 2006

Revenue	$19,539,244	1,412,137	20,951,381	$—	$34,726,161	$34,726,161
Cost of Revenue	16,629,595	1,108,276	17,737,871	202,673	28,719,264	28,921,937

Gross Profit	2,909,649	303,861	3,213,510	(202,673)	6,006,897	5,804,224

Operating costs and expenses
Selling, general and administrative	6,061,980	555,103	6,617,083	297,955	3,207,944	3,505,899
Depreciation and amortization	152,676	33,660	186,336	—	126,000	126,000
Amortization of intangible assets	1,007,562	—	1,007,562	1,007,562	—	1,007,562

Total operating costs and expenses	7,222,218	588,763	7,810,981	1,305,517	3,333,944	4,639,461

Operating income	(4,312,569)	(284,902)	(4,597,471)	(1,508,190)	2,672,953	1,164,763

Other Income (Expense)
Interest income	640,069	4,117	644,186	772,465	—	772,465
Interest (expense)	(267,797)	(368)	(268,165)	(266,302)	(9,698)	(276,000)

Income (Loss) Before Income Taxes	(3,940,297)	(281,153)	(4,221,450)	(1,002,027)	2,663,255	1,661,228

As a Percentage of Revenue

Revenue	100.0%	100.0%	100.0%	—	100.0%	100.0%
Cost of Revenue	85.1%	78.5%	84.7%	—	82.7%	83.3%

Gross Profit	14.9%	21.5%	15.3%		17.3%	16.7%

Operating costs and expenses
Selling, general and administrative	31.0%	39.3%	31.6%		9.2%	10.1%
Depreciation and amortization	0.8%	2.4%	0.9%		0.4%	0.4%
Amortization of intangible assets	5.2%	0.0%	4.8%		0.0%	2.9%

Total operating costs and expenses	37.0%	41.7%	37.3%		9.6%	13.4%

Operating income	-22.1%	-20.2%	-21.9%	0.0%	7.7%	3.4%

Other Income (Expense)
Interest income	3.3%	0.3%	3.1%	100.0%	0.0%	2.2%
Interest (expense)	-1.4%	0.0%	-1.3%	-34.5%	0.0%	-0.8%

Income (Loss) Before Income Taxes	-20.2%	-19.9%	-20.1%	-129.7%	7.7%	4.8%

The pro forma results of operations shown above are not necessarily indicative of the results of operations that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of us or TSS/Vortech.

Critical Accounting Policies

Revenue Recognition

Revenues from contracts other than time and material contracts are recognized on the percentage of completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This method is used because management considers cost incurred and costs to complete to be the best available measure of progress in the contracts. Revenues from time and materials contracts are recognized as work is performed.

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

Results of Operations for the Successor Company

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

The following analysis of the Company provides comprehensive information as to the results of our operations since our acquisition of TSS/Vortech compared to our operations prior to this acquisition when we operated as a special purpose acquisition company. Following this analysis, we also present a comparison of our current results to pro forma results as though the acquisition had occurred on January 1, 2006.

Revenue and cost of revenue. We had no revenue or cost of revenue during the three months ended June 30, 2006. For the three months ended June 30, 2007 we had $10.9 million of revenue and $9.4 million of cost of revenue (including $114,000 of amortization of order backlog).

Gross margin decreased during the three months ended June 30, 2007 due to margin erosion of $0.3 million which occurred on contracts with our major customer as these contracts were completed.

The revenue and cost of revenue for the three months ended June 30, 2007 were due to our acquisition of TSS/Vortech during the first quarter of 2007.

Selling, general and administrative expenses. For the three months ended June 30, 2007, we incurred $3.4 million of selling, general and administrative expenses related to operations of TSS/Vortech which were acquired on January 19, 2007. Our selling, general and administrative expenses were $122,000 for the three months ended June 30, 2006 related primarily to the pursuit of acquisition candidates.

We granted employees 574,000 shares of common stock which had a grant date value of $5.44 share on January 19, 2007. These shares cliff-vest on January 19, 2010. In addition, on May 1, 2007 we granted 106,832 shares of common stock to our non-employee directors and one employee with a grant date value of $5.43 which vest over the next three years. We recorded approximately $263,000 of compensation expense related to these shares in the three months ended June 30, 2007, respectively.

Depreciation and amortization of intangible assets. During the three months ended June 30, 2007, we incurred depreciation and amortization expense of $664,000 related to assets purchased in our acquisition of TSS/Vortech.

Prior to our acquisition of TSS/Vortech, we did not incur any depreciation or amortization expense.

Interest income. Our interest income was $424,000 earned during the three months ended June 30, 2007 in comparison to $411,000 for the three months ended June 30, 2006.

Interest expense. For the three months ended June 30, 2007, interest expense was $150,000. We did not incur any interest expense during the three months ended June 30, 2006. This interest expense is attributable to the debt acquired with the acquisition of TSS/Vortech which consists of notes payable due to the sellers of $10,000,000 that have an interest rate of 6% per annum.

Income tax benefit (expense). We recorded an income tax expense of $182,000 for the three months ended June 30, 2007. For the three months ended June 30, 2006 we recorded an income tax expense of $98,000.

The amount above for the three months ended June 30, 2007 reflect the value of a potential loss carryback to prior periods at the effective federal tax rate of 34% net of a valuation allowance recorded on the deferred tax assets. The Company’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

Revenue and cost of revenue. We had no revenue or cost of revenue during the six months ended June 30, 2006. For the six months ended June 30, 2007, we had $19.5 million of revenue and $16.6 million of cost of revenue (including $203,000 of amortization of order backlog).

The increase in revenue and cost of revenue for the six months ended June 30, 2007 were due to our acquisition of TSS/Vortech during the first quarter of 2007.

Selling, general and administrative expenses. For the six months ended June 30, 2007, we incurred $6.1 million of selling, general and administrative expenses related to operations of TSS/Vortech. Our selling, general and administrative expenses were $298,000 for the six months ended June 30, 2006 related primarily to the pursuit of acquisition candidates.

We granted employees 574,000 shares of common stock which had a grant date value of $5.44 share on January 19, 2007. These shares cliff-vest on January 19, 2010. In addition, on May 1, 2007 we granted 106,832 shares of common stock to our non-employee directors and one employee with a grant date value of $5.43 which vest over the next three years. We recorded approximately $465,000 of compensation expense related to these shares in the six months ended June 30, 2007.

Depreciation and amortization of intangible assets. During the six months ended June 30, 2007, we incurred depreciation and amortization expense of $1,160,000 related to assets purchased in our acquisition of TSS/Vortech. Prior to our acquisition of TSS/Vortech, we did not incur any depreciation or amortization expense.

Interest income. For the six months ended June 30, 2007, interest income was $640,000 in comparison to $772,000 for the six months ended June 30, 2006. Interest income decreased on a year to date basis because of the decrease in cash invested due to the purchase of TSS/Vortech and the related transaction costs.

Interest expense. For the six months ended June 30, 2007, interest expense was $268,000. We did not incur any interest expense during the six months ended June 30, 2006. This interest expense is attributable to the debt acquired with the acquisition of TSS/Vortech which consists of notes payable due to the sellers of $10,000,000 that have an interest rate of 6% per annum.

Income tax benefit (expense). For the six months ended June 30, 2007, we had an income tax benefit of $349,000 and for the six months ended June 30, 2006, income tax expense was $161,000.

The amounts above for the six months ended June 30, 2007 reflect the value of a potential loss carryback to prior periods at the effective federal tax rate of 34% net of a valuation allowance recorded on the deferred tax assets. The Company’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.

Results of Operations on a Pro Forma Combined Basis for the Successor Company

The acquisition of TSS/Vortech was our first business combination and accordingly, we do not believe a comparison of the results of operations for the three and six months ended June 30, 2007 and June 30, 2006 is very beneficial to our investors. In order to assist investors in better understanding the changes in our business between the three and six months ended June 30, 2007 and June 30, 2006, we are presenting in the discussion below pro forma results of operations for the Company and TSS/Vortech for the three and six months ended June 30, 2007 and June 30, 2006 as if the acquisition of TSS/Vortech occurred on January 1, 2007 and January 1, 2006, respectively. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of TSS/Vortech for the period from December 31, 2006 to January 19, 2007 (the date of the acquisition) and the six months ended June 30, 2006, and (ii) our unaudited consolidated financial statements for the six months ended June 30, 2007 and June 30, 2006.

The pro forma results of operations are not necessarily indicative of the results of operations that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of us or TSS/Vortech. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable.

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

Revenue and cost of revenue. We had $10.9 million of revenues and $9.4 million of cost of revenue earned in the three months ended June 30, 2007 compared to $18.4 million of revenue and $15.6 million of cost of revenue earned in the three months ended June 30, 2006.

The decrease in revenue was primarily due to a reduction in construction management revenue earned on projects for the three months ended June 30, 2007as compared to the same six month period in 2006.

Management believes that the decline in revenue when comparing the three months ended June 30, 2007 to June 30, 2006 results from the fact that we relied heavily in its first three years of operations on a few long-term contracts from one major customer. Starting in the last quarter of 2005 and continuing through all of 2006 and 2007, we are implementing a strategy to replace these contracts with new revenue from a broader base of customers in both the public and the private sectors. In order to continue a revenue level equal or higher to the revenue recognized in the first six months of 2006, the Company needed to replace its backlog at December 31, 2005 of $39.7 million with new sales as the backlog diminished. New backlog additions for the year 2006 were approximately $41.0 million and our backlog at December 31, 2006 was $20.6 million. As a result, our revenue on a quarter to quarter basis for the first six months of 2007 has declined.

Backlog additions were only $8.0 million in the third quarter and $13.2 million for the fourth quarter of 2006, which affected revenue in our first and second quarters of 2007. New backlog additions increased to $15.2 million in the first quarter and $44.1 million in the second quarter of 2007. Backlog increased again in the second quarter of 2007 by $30.7 million. If we are able to sustain this increasing trend of closing new business, our revenue per quarter should increase correspondingly. We believe backlog takes an average of six months to be recognized proportionately as revenue on projects utilizing the percentage of completion method. Delays in project mobilization may also cause some inconsistencies in our revenue recognition from quarter to quarter. Our total backlog at June 30, 2007 was $55.4 million of which a majority of it should be recognized as revenue in the third and forth quarters of 2007.

The cost of revenues decreased in relation to our reduction in revenue for the three months ended June 30, 2007 and 2006. Cost of revenue decreased to $9.4 million with a gross profit margin of 13.2% for the three months ended June 30, 2007 compared to $15.6 million with a gross profit margin of 15.3% for the three months ended June 30, 2006.

Gross profit margin decreased because there are fixed costs included in cost of revenue which were spread over less revenue. In addition, there was margin erosion of $0.3 million which occurred on contracts with our major customer as these contracts were completed.

Revenue from our largest customer (in 2006) was only $1.1 million for the three months ended June 30, 2007 compared to $12.3 million for the three months ended June 30, 2006.

The reduction of revenue from this customer has been replaced with revenue from new customers as stated in our diversification strategy. Approximately 10% of our revenue during the quarter came from this customer compared to 67% in the three months ended June 30, 2006. Our strategy is to continue to diversify our customer base and become less reliant on this single customer.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.4 million for the three months ended June 30, 2007 compared to $1.7 million for the three months ended June 30, 2006. The increase as a percentage of revenue increased to 31.5% of revenue from 9.3% of revenue for the three months ended June 30, 2007 and 2006.

The increase in these costs is attributable to (i) an increase in the number of sales and marketing personnel added to the Company to implement our strategic plan, (ii) marketing expenses to get into the private industry marketplace, (iii) non cash compensation of restricted stock awards given to key employees, (iv) the costs associated with being a public company and (v) increased rent and occupancy costs as we increased our office space for the technology consulting group and other support personnel and opened offices in other locations. These increased additional costs versus the prior year period ending June 30 are:

		Three months	Six months

•	Sales salaries and expenses	$511,000	$942,000
•	Marketing expenses	95,000	325,000
•	Non cash compensation for restricted stock	263,000	465,000
•	Public company costs	431,000	841,000
•	Rent and occupancy costs	223,000	401,000

Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets expense was $664,000 for the three months ended June 30, 2007 compared to $649,000 for the three months ended June 30, 2006. Our depreciation expense increased $15,000 due to the increase in property and equipment purchased related to the new office space leased in the fourth quarter of 2006.

Interest income. Interest income was $424,000 for the three months ended June 30, 2007 compared to $411,000 for the three months ended June 30, 2006.

Interest expense. Interest expense was $150,000 for the three months ended June 30, 2007 compared to $4,700 for the three months ended June 30, 2006.

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

Revenue and cost of revenue. We had $19.5 million of revenues and $16.6 million of cost of revenue earned in the six months ended June 30, 2007 compared to $34.7 million of revenue and $28.9 million of cost of revenue earned in the six months ended June 30, 2006. The decrease in revenue was primarily due to a reduction in construction management revenue earned on projects for the six months ended June 30, 2007 compared to the same six month period in 2006.

Management believes that the decline in revenue when comparing the six months ended June 30, 2007 to June 30, 2006 results from the fact that the Company relied heavily in its first three years of operations on a few long-term contracts from one major customer. Starting in the last quarter of 2005 and continuing through all of 2006 and 2007 the Company is implementing a strategy to replace these contracts with new revenue from a broader base of customers in both the public and the private sectors. In order to continue a revenue level equal or higher to the revenue recognized in the first six months of 2006, we needed to replace its backlog at December 31, 2005 of $39.7 million with new sales as the backlog diminished. New backlog additions for the year 2006 were approximately $41.0 million and our backlog at December 31, 2006 was $20.6 million. As a result, our revenue on a quarter to quarter basis for the first six months of 2007 has declined.

Backlog additions were only $8.0 million in the third quarter and $13.2 million for the fourth quarter of 2006, which affected revenue in our first and second quarters of 2007. New backlog additions increased to $15.2 million in the first quarter and $44.1 million in the second quarter of 2007. Backlog increased again in the second quarter of 2007 by $30.7 million. If the Company is able to sustain this increasing trend of closing new business, its revenue per quarter should increase correspondingly. We believe backlog takes an average of six months to be recognized proportionately as revenue on projects utilizing the percentage of completion method. Delays in project mobilization may also cause some inconsistencies in our revenue recognition from quarter to quarter. Our total backlog at June 30, 2007 was $55.4 million of which a majority of it should be recognized as revenue in the third and forth quarters of 2007.

The cost of revenues decreased in relation to our reduction in revenue for the six months ended June 30, 2007 and 2006.
Cost of revenue decreased to $17.7 million with a gross profit margin of 15.3% for the six months ended June 30, 2007 compared to $28.9 million with a gross profit margin of 16.7% for the six months ended June 30, 2006.

Gross profit margin decreased because there are fixed costs included in cost of revenue which were spread over less revenue. In addition, there was margin erosion of $0.3 million which occurred on contracts with our major customer as these contracts were completed.

Revenue from our largest customer for the six months ended June 30, 2007 was $6.1 million compared to $23.1 million for the six months ended June 30, 2006.

The reduction of revenue from this customer has been replaced with revenue from new customers as stated in our diversification strategy. Approximately 29% and 67% of our revenue came from this customer in the six months ended June 30, 2007 and 2006, respectively. Our strategy is to continue to diversify our customer base and become less reliant on this single customer.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.6 million for the six months ended June 30, 2007 compared to $3.5 million for the six months ended June 30, 2006. The increase as a percentage of revenue to 31.6% from 10.5% of revenue for the six months ended June 30, 2007 and 2006.

The increase in these costs is attributable to (i) an increase in the number of sales and marketing personnel added to the Company to implement our strategic plan, (ii) marketing expenses to get into the private industry marketplace, (iii) non cash compensation of restricted stock awards given to key employees, (iv) the costs associated with being a public company and (v) increased rent and occupancy costs as we increased our office space for the technology consulting group and other support personnel and opened offices in other locations. These increased additional costs versus the prior year period ending June 30 are:

		Three months	Six months

•	Sales salaries and expenses	$511,000	$942,000
•	Marketing expenses	95,000	325,000
•	Non cash compensation for restricted stock	263,000	465,000
•	Public company costs	431,000	841,000
•	Rent and occupancy costs	223,000	401,000

Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets expense was $1,194,000 for the six months ended June 30, 2007 compared to $1,134,000 for the six months ended June 30, 2006. Our depreciation expense increased $60,000 due to the increase in property and equipment purchased related to the new office space leased in the fourth quarter of 2006.

Interest income. For the six months ended June 30, 2007, interest income was $644,000 compared to $772,000 for six months ending June 30, 2006. Interest income decreased for the six month period because of the decrease in cash invested due to the purchase of TSS/Vortech and the related transaction costs.

Interest expense. Interest expense was $268,000 for the six months ended June 30, 2007 compared to $276,000 for the six months ended June 30, 2006.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Total assets increased $22.5 million to $68.5 million as of June 30, 2007 compared to $46.0 million as of December 31, 2006, due to our acquisition of TSS/Vortech during the first quarter of 2007. At June 30, 2007, we no longer had $44.7 million in short term investments, as we did at December 31, 2006 as a portion of those funds were used to acquire TSS/Vortech and the remainder was available to us and recorded as cash. At June 30, 2007 we had $33.1 million in current assets of which $21.1 million was cash, $9.0 million in contract accounts receivable and $3.0 million in other current assets.

Our total liabilities increased to $19.1 million as of June 30, 2007 from $1.5 million as of December 31, 2006, primarily due to the acquisition noted above. Accordingly our current liabilities increased to $9.0 million at June 30, 2007 from $1.5 million at December 31, 2006.

Liquidity and Capital Resources

During the six months ended June 30, 2007 net cash used in operating activities for the period was $6.3 million. Cash used by operating activities is primarily driven by the net loss adjusted for working capital changes which were primarily changes in accounts receivable, other current assets, accounts payable and work in process adjustments.

Net cash provided by investing activities was $33.7 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, we had $44.7 million from the sale of short-term securities, while we invested $11 million toward the purchase of TSS/Vortech and used $1.3 million used for deferred acquisition costs and fixed assets. Net cash used by financing activities was $6.3 million for the six months ended June 30, 2007. This was principally used to repurchase shares of our common stock associated with the buyout of the dissenting shareholders and the previously announced share repurchase program.

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

Off Balance Sheet Arrangements

As of the six months ended June 30, 2007, we do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

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

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) who is also currently the Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer has concluded that as of June 30, 2007, our disclosure controls and procedures were ineffective.

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

In January 2007 we acquired TSS/Vortech and re-evaluated our internal control process during the first quarter of 2007. As a result of this re-evaluation, we have determined that our internal control over financial reporting is ineffective. We had neither the resources, nor the personnel, to provide for an adequate internal control environment. The following material weaknesses in our internal control over financial reporting were noted at March 31, 2007: (i) we did not have the ability to segregate duties; (ii) we lacked the formal documentation of policies and procedures that were in place; and (iii) we lacked adequate financial personnel.

We have begun to address the internal control weaknesses summarized above beginning in the first quarter of 2007, with the goal of eliminating such deficiencies by the end of 2007. We are working with a certified public accounting firm to serve as our internal auditors to further enhance our internal control environment and have hired a Chief Financial Officer expected to start on August 20, 2007. The acquisition of TSS/Vortech will require the development of more robust disclosure controls and procedures, which we are currently developing. Management will continue to monitor, evaluate and test the operating effectiveness of these controls during the remainder of 2007.

There were no other changes in our internal control over financial reporting for the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

There are no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

	Purchases of Equity Securities by Issuer
			Total Number of	Maximum Number
			Shares Purchased as	of Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	per Share	or Programs	Plans or Programs
January 1-31, 2007	116,000	$5.49	116,000	384,000
February 1-28, 2007	94,500	$5.60	210,500	289,500
March 1-31, 2007	10,500	$5.33	221,000	279,000	(1)
April 1-30, 2007	0	---------	221,000	279,000
May 1-31, 2007	29,300	$5.21	250,300	249,700
June 1-30, 2007	104,475	$5.11	354,775	145,225

January 1-31, 2007	756,100	$5.38	1,110,875	0	(2)

Total	1,110,875	$5.38	1,110,875

(1) On January 12, 2007 the company announced a stock repurchase program of up to 3,000,000 shares of the Company’s common stock, from time to time, subject to market conditions. The Board of Directors has authorized repurchases of up to 500,000 shares under this program and the repurchase program will continue until completion or termination by the Board of Directors.

(2) The Company repurchased the shares of those shareholders that voted against the acquisition of TSS/Vortech and requested that their shares be redeemed at the then per share trust value. This program was completed in January 2007.

Recent Sales of Unregistered Securities

During May 2007, we issued 106,832 shares of restricted stock to our non-employee directors and one employee. Such shares of restricted stock were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on June 19, 2007, the stockholders elected three Class II directors to serve on our Board of Director for a three-year term expiring in 2010 and voted upon additional two Board proposals contained within our Proxy Statement dated May 22, 2007.
The three Class II nominees were elected with the following vote:

	For	Withheld
Harvey L. Weiss	10,857,851	155,191
Donald L. Nickles	11,012,042	1,000
William L. Jews	11,012,042	1,000

The Board proposals were approved with the following vote:

Proposal	For	Against	Abstention (other than Broker Non-Votes)	Broker Non-Votes
Approval of amendment to the certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 shares of common stock	10,627,196	385,846	0	0

Ratify the selection of Grant Thornton LLP, as registered public accounting firm for the year ending December 31, 2007	11,012,042	1,000	0	0

Item 5. Other Information.

On August 1, 2007, our common stock, warrants and units commenced trading on the NASDAQ Capital Market under the symbols FIGI, FIGIW and FIGIU, respectively.

Item 6. Exhibits.

31.1	Section 302 Certification by Principal Executive Officer

31.2	Section 302 Certification by Principal Financial Officer

32.1	Section 906 Certification by Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: August 14, 2007	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)