Form 10-Q
period 2007-09-30
Fortress International Group, Inc.
filed 2007-11-14
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 12, 2007, 11,931,700 shares of the Registrant's common stock, par value $0.0001 per share, were outstanding.

FORTRESS INTERNATIONAL GROUP, INC.
Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2007 (unaudited) and as of December 31, 2006 (audited) (successor) and as of January 19, 2007 (predecessor) (unaudited) and December 31, 2006 (predecessor) (audited)	1

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006 (successor). Additionally, for the nine months ended September 30, 2006 (predecessor) and for the period from January 1, 2007 through January 19, 2007 (predecessor).	3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and September 30, 2006 (successor) and for the period from January 1, 2007 through January 19, 2007 and the nine months ended September 30, 2006 (predecessor)	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

SIGNATURES	29

PART I - FINANCIAL INFORMATION

Fortress International Group, Inc.
Consolidated Balance Sheets

	(Successor)		(Predecessor)
	September 30,	December 31,	January 19,	December 31,
	2007	2006	2007	2006
	(unaudited)	(audited)	(unaudited)	(audited)
Assets

Current Assets
Cash and cash equivalents	$17,930,458	$7,347	$1,322,317	$2,361,838
Contract and other receivables, net	9,021,636	—	6,261,988	9,960,851
Prepaid expenses and other current assets	570,325	3,750	233,894	125,276
Costs and estimated earnings in excess of billings
on uncompleted contracts	4,225,316	—	1,559,045	480,540
Income taxes recoverable	840,000	—	—	—
Due from affiliated entities	—	—	—	201,670

Total Current Assets	32,587,735	11,097	9,377,244	13,130,175

Investments held in trust	—	44,673,994	—	—

Property and equipment, net	1,068,242	—	904,689	810,747

Goodwill	16,499,945	—	—	—

Intangible assets, net	18,503,881	—	—	—

Deferred acquisition costs	162,109	869,853	—	—

Other assets	315,243	—	64,158	21,190

Deferred tax assets	—	490,675	—	—

Total Assets	$69,137,155	$46,045,619	$$10,346,091	$13,962,112

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Balance Sheets-Continued

	(Successor)		(Predecessor)
	September 30,	December 31,	January 19,	December 31,
	2007	2006	2007	2006
	(unaudited)	(audited)	(unaudited)	(audited)
Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable–current portion	$121,692	$—	$72,808	$76,934
Accounts payable and accrued expenses	11,617,131	913,222	6,641,718	8,503,024
Advances from stockholder	—	20,000	—	—
Income taxes payable	—	586,283	—	—
Billings in excess of costs and estitmated earnings
on uncompleted contracts	1,814,612	—	1,662,718	1,243,042
Deferred compensation payable	—	—	—	643,571

Total Current Liabilities	13,553,435	1,519,505	8,377,244	10,466,571

Notes payable	7,785,193	—	79,524	81,679

Total Liabilities	21,338,628	1,519,505	8,456,768	10,548,250

Common stock, subject to possible redemption 1,559,220 shares	—	8,388,604	—	—

Interest income on common stock subject to possible redemption	—	541,735	—	—

Total common stock subject to redemption	—	8,930,339	—	—

Commitments and Contingencies	—	—	—	—

Stockholders’ Equity

Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—

Common stock-- $.0001 par value, 100,000,000 shares authorized; 11,931,700 and 9,550,000 issued; 11,931,700 and 9,550,000 outstanding, respectively (which includes 0 and 1,559,220 shares subject to possible redemption, respectively)	1,193	955	—	—
Additional paid-in capital	54,047,798	34,819,062	—	—
Treasury stock, at cost 158,075 and 0 shares (successor);	(814,197)	—	—	—
(Accumulated deficit) Retained earnings	(5,436,267)	775,758	—	—
Members' equity	—	—	1,889,323	3,732,115
Note receivable from affiliate	—	—	—	(318,253)

Total Stockholders’ Equity	47,798,527	35,595,775	1,889,323	3,413,862

Total Liabilities and Stockholders’ Equity	$69,137,155	$46,045,619	$10,346,091	$13,962,112

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Statements of Operations

	(Successor)		(Predecessor)
	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the period from January 1, 2007 through January 19,	For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$32,232,016	$—	$1,412,137	$47,300,017
Cost of Revenue	27,378,926	—	1,108,276	38,938,582

Gross Profit	4,853,090	—	303,861	8,361,435

Operating costs and expenses
Selling, general and administrative	10,026,448	427,778	555,103	4,952,927
Depreciation and amortization	289,708	—	33,660	194,318
Amortization of intangible assets	1,574,671	—	—	—

Total operating costs and expenses	11,890,827	427,778	588,763	5,147,245

Operating (loss) income	(7,037,737)	(427,778)	(284,902)	3,214,190

Other Income (Expense)
Interest income	892,805	1,217,406	4,117	—
Interest expense	(416,417)	—	(368)	(14,122)

(Loss) Income Before Income Taxes	(6,561,349)	789,628	(281,153)	3,200,068

Income Tax (Benefit) Expense	(349,325)	268,474	—	—

Net (Loss) Income	$(6,212,024)	$521,154	$(281,153)	$3,200,068

Weighted average number of shares outstanding
-basic	11,743,186	9,550,000	—	—
-diluted	11,743,186	9,550,000	—	—

Weighted average shares outstanding exclusive of shares subject to possible redemption
-basic	11,743,186	7,990,800	—	—
-diluted	11,743,186	7,990,800	—	—

Basic net (loss) income per share
-Net income	$(0.53)	$0.05	$—	$—

Diluted net (loss) income per share
-Net income	$(0.53)	$0.05	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Statements of Operations-Continued

	(Successor)		(Predecessor)
	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,	September 30,
	2007	2006	2006
Revenue	$12,692,772	$—	$12,573,856
Cost of Revenue	10,749,331	—	10,219,318

Gross Profit	1,943,441	—	2,354,538

Operating costs and expenses
Selling, general and administrative	3,964,468	129,823	1,744,983
Depreciation and amortization	137,032	—	68,318
Amortization of intangible assets	567,109	—	—

Total operating costs and expenses	4,668,609	129,823	1,813,301

Operating (loss) income	(2,725,168)	(129,823)	541,237

Other Income (Expense)
Interest income	252,736	444,941	—
Interest expense	(148,620)	—	(4,424)

(Loss) Income Before Income Taxes	(2,621,052)	315,118	536,813

Income Tax Expense	—	107,140	—

Net (Loss) Income	$(2,621,052)	$207,978	$536,813

Weighted average number of shares outstanding
-basic	11,715,512	9,550,000	—
-diluted	11,715,512	9,550,000	—

Weighted average shares outstanding exclusive of shares
subject to possible redemption
-basic	11,715,512	7,990,800	—
-diluted	11,715,512	7,990,800	—

Basic net (loss) income per share
-Net income	$(0.22)	$0.02	$—

Diluted net (loss) income per share
-Net income	$(0.22)	$0.02	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Consolidated Statements of Cash Flows

	(Successor)		(Predecessor)
	For the Nine Months Ended	For the Nine Months Ended	For the period from January 1, 2007 through	For the Nine Months Ended
	September 30,	September 30,	January 19,	September 30,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net (loss) income	$(6,212,024)	$521,154	$(281,153)	$3,200,068
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities: Depreciation and amortization	289,708	—	33,660	194,318
Amortization of intangibles	1,891,419	—	—	—
Deferred income taxes	490,675	(232,936)	—	—
Stock and warrant-based compensation	999,196	—	—	—
Interest income on treasury bills	—	(1,508,630)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Contracts and other receivables	(2,293,228)	—	3,698,863	(389,073)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,443,158)	—	(1,078,505)	(69,277)
Prepaid expenses	(294,911)	50,165	(108,618)	(505,493)
Income taxes recoverable	(840,000)	—	—	—
Due from affiliates	—	—	519,923	(34,978)
Other assets	(236,125)	—	(42,968)	730
Accounts payable and accrued expenses	3,464,210	(19,227)	(1,861,306)	158,657
Billings in excess of costs and estitmated earnings on uncompleted contracts	151,894	—	419,676	(681,524)
Income taxes payable	(586,283)	190,410	—	—
Deferred compensation payable	—	—	(643,571)	50,500
Interest income attributable to common stock subject to possible redemption	—	301,575	—	—

Net Cash (Used in) Provided by Operating Activities	(5,618,627)	(697,489)	656,001	1,923,928

Cash Flows from Investing Activities
Purchase of property and equipment	(338,547)	—	(127,602)	(67,011)
Decrease in investments held in trust fund	44,673,994	—	—	—
Purchase of TSS/Vortech, net of cash received	(9,677,683)	—	—	—
Purchase of Comm Site of South Florida, Inc. net of cash received	(135,000)	—	—	—
Purchase of Innovative, net of cash received	(1,502,032)	—	—	—
Acquisition costs	(1,031,472)	(220,204)	—	—

Net Cash Provided by (Used in) Investing Activities	31,989,260	(220,204)	(127,602)	(67,011)

Cash Flows from Financing Activities
Payments on notes payable	(51,494)	—	(6,281)	(55,972)
Payments on promissory note payable to officer	(2,000,000)	—	—	—
Advances from shareholder	(20,000)	—	—	—
Member distributions	—	—	(1,561,639)	(2,624,447)
Payment to shareholders electing to redeem their shares in connection with the TSS/Vortech acquisition	(4,340,013)	—	—	—
Repurchase of treasury stock	(2,036,015)	—	—	—

Net Cash (Used in) Provided by Financing Activities	(8,447,522)	—	(1,567,920)	(2,680,419)

Net Increase (Decrease) in Cash	17,923,111	(917,693)	(1,039,521)	(823,502)

Cash, beginning of period	7,347	992,547	2,361,838	1,737,075

Cash, end of period	$17,930,458	$74,854	$1,322,317	$913,573

Supplemental disclosure of cash flow information
Cash paid for interest	$416,417	$—	$368	$(14,122)
Cash paid for taxes	593,166	—	—	—
Supplemental disclosure of non cash Investing Activities
Issuance of common stock in connection with acquisition of TSS/Vortech	$14,211,359	—	—	—
Notes payable entered into in connection with acquisition of TSS/Vortech	10,000,000	—	—	—
Issuance of common stock in connection with acquisition of Innovative	150,000	—	—	—
Notes payable entered into in connection with acquisition of Innovative	300,000	—	—	—
Supplemental disclosure of non cash Financing Activities
Discount received on repayment of promissory note to officer	$500,000	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Fortress International Group, Inc.
Notes to the Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements are for the three and nine months ended September 30, 2007 and 2006 for Fortress International Group, Inc. (the “Successor Company”, “Fortress” or the “Company”) and are for the period January 1, 2007 to January 19, 2007 (the acquisition date) and the three and nine months ended September 30, 2006 for VTC, L.L.C. t/a Total Site Solutions and Vortech, LLC ( collectively the “Predecessor Company” or “TSS/Vortech”).  The Company has included the results of operations of TSS/Vortech, Innovative Power Systems, Inc. and Quality Power Systems, Inc. from the respective acquisition dates through September 30, 2007 in its financial statements.

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

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and the notes thereto. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements of TSS/Vortech have also been presented in accordance with the requirements of Form 10-Q.

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

All of the shares issued to the selling members (2,534,988 shares) were placed into escrow accounts as follows: 2,461,728 into the General Indemnity escrow to secure the rights of Fortress under the acquisition and 73,260 shares into the Balance Sheet escrow subject to TSS/Vortech delivering $1,000,000 in working capital. These shares will be released subject to certain conditions under the respective agreements. Based on a determination of net working capital at the acquisition date, the Company has recorded a payable for approximately $200,000, included in accounts payable and accrued expenses in the September 30, 2007 consolidated balance sheet, expected to be paid to the sellers as a purchase price adjustment. The share price was based upon the average closing price for twenty days prior to the public announcement of the purchase.

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

We paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including the following:

•
TSS/Vortech has a broad range of experience, contacts and service offerings in the mission-critical facility industry. TSS/Vortech has a very experienced and committed management team with strong core competencies. TSS has a significant number of personnel with security clearances which is important in the homeland security industry.

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

The results of operations for TSS/Vortech have been included in the Consolidated Statements of Operations from the acquisition date through September 30, 2007.

Comm Site of South Florida, Inc.

On May 7, 2007, the Company purchased all of the assets of Comm Site of South Florida, Inc. for $150,000 paid in cash. In connection with this purchase, $135,000 has been allocated to goodwill with the balance to other current assets and property and equipment, based on their historic cost which management believes approximates fair value.

Innovative Power Systems, Inc. and Quality Power Systems, Inc.

On September 24, 2007, we entered into a definitive Stock Purchase Agreement (the “Agreement”) with Innovative Power Systems, Inc. (IPSI), Quality Power Systems, Inc. (QPSI, and collectively with IPSI “Innovative”) and the stockholders of Innovative (collectively, the “Sellers”).

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding capital stock of Innovative for the aggregate consideration consisting of (i) $1,747,000 in cash, (ii) a promissory note (the “Note”) for the aggregate amount of $300,000 payable to Sellers accruing at 6% annually from the date of issuance of the Note (the Note is payable in three years, based on a five-year amortization schedule, as described in the Note), (iii) $150,000 worth of shares of common stock of the Company, calculated based on the average of the last reported sale price per share of the Company on the Nasdaq over the 20 consecutive trading days ending on the two trading days prior to the closing (25,155 shares of the Company’s common stock), and (iv) additional earn-out amounts if Innovative achieves certain targeted earnings for each of the calendar years 2007-2010, as further described in the Agreement.

The Company has not completed an allocation of the purchase price and has preliminarily allocated the entire excess amount of $1,650,000 to goodwill. Management believes that the historical cost of assets and liabilities acquired approximates their fair value. This allocation is subject to change upon the finalization of the valuation of certain assets and liabilities and will be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations.  Management does not believe the goodwill resulting from this acquisition will be deductible for income tax purposes.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including Innovative has additional experience, contacts and service offerings in the mission-critical facility industry and is complementary to the business of TSS/Vortech.

The total purchase prices paid for each of these transactions, including transaction costs of approximately $1.8 million, has been preliminarily allocated as follows:
	TSS/Vortech	Innovative	Comm Site	Total
Cash	$11,000,000	1,747,000	150,000	12,897,000
Common stock	14,211,359	150,000		14,361,359
Promissory notes payable to sellers	10,000,000	300,000		10,300,000
Transaction costs	1,773,068	75,000		1,848,068
Total purchase price	36,984,427	2,272,000	150,000	39,406,427
Purchase price allocation:
Current assets	9,377,244	972,271	5,200	10,354,715
Property and equipment	904,689	114,714	9,800	1,029,203
Intangible assets	20,395,300	-	-	20,395,300
Goodwill	14,713,572	1,651,373	135,000	16,499,945
Other assets	64,158	14,960	-	79,118
Total assets acquired	45,454,963	2,753,318	150,000	48,358,281
Current liabilities	8,391,012	475,271	-	8,866,283
Long-term liabilities	79,524	6,047	-	85,571
Total liabilities assumed	8,470,536	481,318	-	8,951,854
Net assets acquired	$36,984,427	2,272,000	150,000	39,406,427

The preliminary estimated value and the weighted-average amortization period of each of the components of intangible assets for TSS/Vortech are as follows:

	Estimated Value	Weighted-Average Amortization Period
Non-contractual customer relationships	$16,100,000	8	years
Order Backlog	456,300	1	years
Trade Name	3,839,000	15	years

Total	$20,395,300

Amortization expense totaling $681,183 and $1,891,419 has been included in the accompanying consolidated statement of operations related to the above intangibles, of which $114,075 and $316,748 is included in cost of revenue, for the three and nine months ended September 30, 2007, respectively.

Unaudited pro forma results of operations are as follows. The amounts are shown as if the TSS acquisition had occurred on January 1, 2006:

	Three months ended September 30,
	2007	2006
Proforma revenue	$12,692,772	$12,573,856
Proforma operating (loss) income	(2,725,168)	(269,770)
Proforma pretax (loss) income	(2,621,052)	24,520
Proforma net (loss) income	(2,621,052)	16,183
Net (loss) income per share (basic )	(0.22)	0.00
Net (loss) income per share (diluted)	(0.22)	0.00

	Nine months ended September 30,
	2007	2006
Proforma revenue	$33,644,153	$47,300,017
Proforma operating (loss) income	(7,322,639)	894,993
Proforma pretax (loss) income	(6,842,502)	1,684,253
Proforma net (loss) income	(6,842,502)	1,111,607
Net (loss) income per share (basic )	(0.58)	0.12
Net (loss) income per share (diluted)	(0.58)	0.12

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results of the combined enterprise.

NOTE D - INVESTMENTS HELD IN TRUST

The Company held certain investments in a trust account through January 19, 2007 consisting primarily of short term investments. All such investments have been disposed of as of September 30, 2007.

NOTE E - INCOME (LOSS) PER SHARE

Successor — Basic and diluted net loss per share information is presented in accordance with SFAS No. 128, Earnings Per Share.  Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents.  The Company’s common stock equivalents consist of outstanding warrants and convertible notes payable.  For the three and nine months ended September 30, 2007, a total of 15,600,000 common stock equivalents, were excluded from the calculation of diluted income per share as their impact would have been anti-dilutive. In addition, any impact from the conversion of our convertible notes payable discussed in Note I are excluded from the computation of earnings per share since their conversion would also be anti-dilutive.

Weighted average common shares are calculated as follows:

	(Successor)
	Three Months Ended September 30,
	2007	2006
Net (loss) income allocable to
common stockholders not subject
to possible redemption	$(2,621,052)	$207,978
Weighted average number of
shares outstanding - basic	11,715,512	9,550,000
Weighted average number of
shares outstanding - diluted	11,715,512	9,550,000
Income (loss) per share - basic	$(0.22)	$0.02
Income (loss) per share -
diluted	$(0.22)	$0.02

	Nine Months Ended September 30,
	2007	2006
Net (loss) income allocable to
common stockholders not subject
to possible redemption	$(6,212,024)	$521,154
Weighted average number of
shares outstanding - basic	11,743,186	9,550,000
Weighted average number of
shares outstanding - diluted	11,743,186	9,550,000
Income (loss) per share - basic	$(0.53)	$0.05
Income (loss) per share -
diluted	$(0.53)	$0.05

No weighted average common shares or income (loss) per share amounts are shown for the Predecessor since the Predecessor was a limited liability company whose capital structure consisted of membership interests. As such, no weighted average number of outstanding shares and earnings per share are presented.

NOTE F - STOCK-BASED COMPENSATION

On January 17, 2007, the stockholders of the Company approved the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 2.1 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock units. Pursuant to the Plan, on January 19, 2007 the Company issued of 574,000 shares of restricted stock with grant date value of $5.44 per share in connection with the acquisition of TSS.  These shares cliff vest on January 19, 2010 .

On May 1, 2007, the Company issued a total of 86,832 shares of restricted stock with a grant date value of $5.43 per share to the non-employee members of the Board of Directors. These shares were issued as follows:

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

On September 7, 2007, the Company issued 70,000 shares of restricted stock to three employees (including the Chief Financial Officer the terms of which were disclosed in an 8-K filed on August 8, 2007), with a grant date price of $5.99 which have various vesting periods between eighteen months and three years.

We are accounting for these grants of restricted stock in accordance with SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees expected exercise and post-vesting employment termination behavior.  The Company recognized $320,000 ($.03 per basic and diluted share) of stock-based compensation expense for the three months ended September 30, 2007, for the nine months ended September 30, 2007, the Company recognized $786,000 ($.07 per basic and diluted share). These amounts are recorded as selling, general and administrative expense.

In February 2007, the Company entered into an agreement with an advisor in which it was obligated to pay the advisor a warrant for the purchase of 125,000 shares of its common stock. The fair value of these warrants has been determined using the Black Sholes model and is recognized over the term of the agreement. For the three and nine months ended September 30, 2007, the Company recognized $213,000 ($.02 per basic and diluted share) of stock-based compensation expense which has been recorded as selling, general and administrative expense.

The Company did not grant any stock-based awards to employees prior to fiscal year 2007.

NOTE G - COMMON STOCK REDEMPTION

Prior to the consummation of the acquisition of TSS/Vortech, the Company announced and implemented a common stock repurchase program under which it may purchase up to 3,000,000 shares of common stock. Currently the Board of Directors has authorized the repurchase of up to 500,000 shares under this program.  For the three months ended September 30, 2007, the Company paid approximately $127,000 in cash to redeem 24,300 shares of common stock at an average price of $5.25 per share. For the nine months ended September 30, 2007, the Company has paid approximately $2,036,000 in cash to purchase 379,075 shares at an average price of $5.37 per share. On June 13, 2007, the Company purchased 221,000 shares and currently has 158,075 shares of treasury stock.

On January 19, 2007, the Company announced that it would repurchase shares of those shareholders that voted against the acquisition of TSS and requested that their 756,100 shares be redeemed at the then per share trust value of $5.74 per share (including deferred interest of $0.38 per share). This program was completed in January 2007.

NOTE H - INCOME TAXES

The Company’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.  Through September 30, 2007, the Company has incurred certain tax losses which may be carried back for federal tax purposes resulting in an income tax recoverable of approximately $840,000.

The Company recorded no income tax benefit or expense for the three months ended September 30, 2007, primarily due to the establishment of a valuation allowance on deferred tax assets. The Company has recorded an income tax benefit of $349,325 for the nine months ended September 30, 2007, which is the result of the income tax recoverable of $840,000 and the establishment of a valuation allowance equal to the balance of the remaining deferred tax assets as of September 30, 2007. The Company evaluated its remaining deferred tax assets (consisting primarily of net operating loss carryforwards) remaining after carryback and has determined that it is more likely-than-not at this time that these assets will not be realized and has established a full valuation allowance for these amounts.

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

Management is in the process of evaluating the various tax positions associated with the acquisition of TSS/Vortech and Innovative and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities would be covered by indemnification provisions provided in the acquisition agreements or would result in an adjustment to goodwill.

NOTE I - NOTES PAYABLE

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

On August 29, 2007, the Company entered into an agreement with the Chief Executive Officer ( the “CEO”) to retire $2,500,000 of the note due to him by paying $2,000,000 and the CEO agreed to use the proceeds to purchase the Company’s common stock and warrants pursuant to a 10b5-1 plan with a designated broker in accordance with the conditions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The prepayment discount realized of $500,000 has been recorded as additional paid-in capital. This transaction was completed on September 28, 2007.

In connection with the Innovative acquisition, the Company entered into a promissory note with the sellers in the amount of $300,000. The note bears interest at six percent per year and is payable in quarterly installments of $15,000 starting December 31, 2007 with a final balloon payment of $120,000 due on December 31, 2010.

The Company is obligated under multiple notes payable arrangements through October 2010 totaling $106,885 that bear interest at rates up to six percent, and are secured by vehicles.

Principal payments are due on the above notes as follows:

Twelve months ending September 30,	Amount
2008	$121,692
2009	$1,345,193
2010	$2,138,335
2011	$3,468,332
2012	$833,333

NOTE J - RELATED PARTY TRANSACTIONS

The Company participates in transactions with the following entities affiliated through common ownership and management. The Company’s Board of Directors reviews and approves these transactions.

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

Chesapeake Tower Systems, Inc. Chesapeake Tower Systems, Inc. (Chesapeake) is 100% owned by the Company’s Chief Executive Officer. On February 28, 2007, Chesapeake sold substantially all of its assets to Chesapeake Systems and Chesapeake MC and, except for an office space sublease agreement, does not engage in any business with the Company. Chesapeake was a manufacturer's representative and distributor of mechanical and electrical equipment, which Chesapeake sold to the Company. In addition, the Company acted as a subcontractor to Chesapeake for certain equipment installation on project-by-project basis.

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

The following table sets forth transactions the Company has entered into with the above related parties for the three and nine months ended September 30, 2007 and 2006. It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such, a direct relationship to the revenue and cost of revenue information below by company should not be expected.

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Three Months Ended Sepember 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
CTS Services, LLC	$78,885	$113,736	$147,711	$189,743
Chesapeake Systems, LLC	-	-	52,716	-
Chesapeake Mission Critical, LLC	67,818	-	95,034	-
Chesapeake Tower Systems, Inc.	-	1,766	-	12,175
S3 Integration, LLC	-	-	-	-
TPR Group, LLC	-	-	-	1,772
Total	$146,703	$115,502	$295,461	$203,690

Cost of Revenue
CTS Services, LLC	$2,292,792	$1,056,765	$2,763,184	$3,923,741
Chesapeake Systems, LLC	-	-	160,304	-
Chesapeake Mission Critical, LLC	41,125	-	78,750	-
Chesapeake Tower Systems, Inc.	-	40,197	56,501	576,818
S3 Integration, LLC	-	110,507	218,922	114,007
LH Cranston & Sons, Inc.	90,800	458,021	222,677	758,140
Telco P&C, LLC	18,222	12,412	29,174	17,268
Total	$2,442,939	$1,677,902	$3,529,512	$5,389,974

Selling, general and administrative
Management fees paid to TPR Group, LLC	$-	$209,100	$-	$726,300
Office rent paid on Chesapeake sublease agmt	46,841	40,473	131,782	120,668
Office rent paid to TPR Group Re Three, LLC	94,976	-	286,454	-
Vehicle repairs to Automotive Technologies, Inc.	-	6,756	4,442	17,796
Total	$141,817	$256,329	$422,678	$864,764

	September 30,	December 31,
	2007	2006
Accounts receivable/(payable):
CTS Services, LLC	$112,675	$229,335
CTS Services, LLC	(2,337,579)	(405,091)
Chesapeake Systems, LLC	52,986	-
Chesapeake Systems, LLC	(159,279)	-
Chesapeake Mission Critical, LLC	94,335	-
Chesapeake Mission Critical, LLC	(16,450)	-
Chesapeake Tower Systems, Inc.	-	2,802
Telco P&C, LLC	(18,222)	-
LH Cranston & Sons, Inc.	(86,410)	-
S3 Integration, LLC	(61,187)
Total Accounts receivable	$259,996	$229,335

Total Accounts (payable)	$(2,679,127)	$(405,091)

NOTE K - SEGMENT INFORMATION

The Company reviewed its services by units to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company.  Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE L - COMMITMENTS

Employment Agreements

On January 19, 2007, the Company entered into employment agreements with its Chairman, Chief Executive Officer and President and a consulting agreement (the agreements) with an entity controlled by the Vice-Chairman, each of whom have been serving in that capacity since then, and during August 2007, the Company entered into an employment agreement with its Chief Financial Officer . The employment agreements were filed as part of a current report on Form 8-K on January 25, 2007 and on August 8, 2007, respectively. The agreements specify annual salary, benefits and incentive compensation for the terms of the agreement.  The agreements also provide for twelve months salary if the employee or consultant is terminated other than for cause.

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

NOTE M - MAJOR CUSTOMER

The Company earned approximately 5% and 21% of its revenue for the three and nine months ended September 30, 2007, respectively, and approximately 64% and 66% of the Predecessor’s revenue for the three and nine months ended September 30, 2006, respectively, under several contracts with one major customer. Accounts receivable from this customer were $557,356 at September 30, 2007 and $4,807,323 (for the Predecessor) at December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including the factors set forth under "Item 1A. Risk Factors" of our 2006 Annual Report on Form 10-K, as amended, and as updated by "Part II- Item 1A- Risk Factors" of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “intend,” “project,” “goal,” “potential,” “target,” and similar terms or the negative of such terms. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” as well as by future decisions by us.

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

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as Total Site Solutions (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to Fortress International Group, Inc. (the “Company”). The closing consideration consisted of (i) $11,000,000 in cash, (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 3,176,813 shares of our stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees, and (iii) $10,000,000 in two convertible, interest-bearing promissory notes of $5,000,000 each.

On May 7, 2007, the Company purchased all of the assets of Comm Site of South Florida, Inc. for $150,000 paid in cash.

On September 24, 2007, we acquired 100% of the issued and outstanding capital stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. (collectively “Innovative”) pursuant to the Stock Purchase Agreement as of the same date for the aggregate consideration consisting of (i) $1,747,000 in cash, subject to certain adjustment as provided in the Agreement, (ii) a promissory note (the “Note”) for the aggregate amount of $300,000 payable to Sellers, plus interest accruing at 6% annually from the date of the issuance of the Note (the Note is payable in three years, based on a five-year amortization schedule, as described in Note), (iii) $150,000 worth of shares of common stock of the Company, calculated based on the average of the last reported sale price per share of the Company on the Nasdaq over the 20 consecutive trading days ending on the two trading days prior to the closing (25,155 shares of the Company’s common stock), and (iv) additional earn-out amounts if the Power Systems Entities achieve certain targeted earnings for each of the calendar years 2007-2010, as further described in the Agreement.

We provide comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

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

During the year we have expanded our sales reach by opening offices in New York, Chicago and Miami. We plan to continue to expand geographically through internal growth initiatives, as well as through potential acquisitions of specialized mission-critical engineering, IT services firms (primarily in the United States) and mission-critical facility management companies.

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

We believe there are high barriers to entry in our sector for new competitors due to our specialized technology service offerings we deliver for our customers, our top secret clearances, and our turnkey suite of deliverables offered. We compete for business based upon our reputation, past experience, and our technical engineering knowledge of mission-critical facilities and their infrastructure. We are developing and creating long term relationships with our customers because of our excellent reputation in the industry and will continue to create facility management relationships with our customers that we expect will provide us with steadier revenue streams to improve the value of our business.

Contract Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents contracts that have been awarded that we believe will result in revenue in the future. We have broken our backlog into the following three categories: (i) technology consulting, which represents the value of future revenue under existing contacts for professional services related to consulting and/or engineering design contracts; (ii) construction management, which represents the value of future revenues for construction projects; and (iii) facility management, which represents the value of future revenues for providing recurring maintenance services on our customers’ mission-critical facilities, networks and communication systems.

At September 30, 2007, our funded backlog was approximately $61.3 million, compared to approximately $20.6 million at December 31, 2006. We believe that most of the backlog at September 30, 2007 will be recognized during over the next twelve months The following table reflects the value of our backlog in the above three categories as of September 30, 2007 and as of December 31, 2006, respectively.

	(Successor) September 30, 2007	(Predecessor)December 31, 2006
Technology consulting	$2,100,000	$1,266,000
Construction management	45,143,000	11,757,000
Facilities management	14,045,000	7,585,000

	$61,288,000	$20,608,000

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

Goodwill and Other Intangible Assets

Management has preliminarily estimated that the acquisitions of TSS/Vortech, Comm Site and Innovative will result in $16.5 million of goodwill of which $14.9 million is expected to be deductible for income tax purposes. Additionally, management has estimated that approximately $21.2 million of the purchase price is allocable to customer-related intangible assets, which include non-contractual customer relationships, order backlog, and trade name.

Goodwill arising from the above acquisitions is not amortized but instead will be tested for impairment at the reporting unit level at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

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

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. The balance of the allowance for doubtful accounts was $65,000 and $60,000 at September 30, 2007 and December 31, 2006, respectively.

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

The Company recognizes the financial statements benefit of a tax position only after determining that relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a grater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Results of Operations for the Successor Company

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

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

Revenue and cost of revenue. We had no revenue or cost of revenue during the three months ended September 30, 2006. For the three months ended September 30, 2007, we had $12.7 million of revenue and $10.8 million of cost of revenue (including $114,000 of amortization of order backlog). Our gross margin for the three months ended September 30, 2007 was 15.3% which is in line with our year to date gross margin percentage of 15.1%.

The majority of our revenue and cost of revenue for the three months ended September 30, 2007 was due to our acquisition of TSS/Vortech during the first quarter of 2007.

Selling, general and administrative expenses. For the three months ended September 30, 2007, we incurred $4.0 million of selling, general and administrative expenses related principally to the operations of TSS/Vortech which were acquired on January 19, 2007. Our selling, general and administrative expenses were $130,000 for the three months ended September 30, 2006 related primarily to the pursuit of acquisition candidates.

We granted employees 574,000 shares of common stock which had a grant date value of $5.44 per share on January 19, 2007. These shares cliff-vest on January 19, 2010. In addition, during 2007 we granted 156,832 shares of common stock to our non-employee directors and three employees with a grant date value range of $5.43 to $5.99 which vest over the next eighteen months to three years. We recorded $320,300 of compensation expense related to these shares in the three months ended September 30, 2007, respectively.

In February 2007, the Company entered into an agreement with an advisor in which it was obligated to pay the advisor a warrant to purchase 125,000 shares of its common stock. The fair value of these warrants has been determined using the Black Scholes model and is recognized over the term of the agreement and included $213,000 of stock-based compensation expense as selling, general and administrative expense.

Depreciation and amortization of intangible assets. During the three months ended September 30, 2007, we incurred depreciation and amortization expense of $818,000 related mostly to assets purchased in our acquisition of TSS/Vortech of which $114,000 is included in cost of revenue and $704,000 in operating costs and expenses.

Prior to our acquisition of TSS/Vortech, we did not incur any depreciation or amortization expense.

Interest income. Our interest income was $253,000 earned during the three months ended September 30, 2007 in comparison to $445,000 for the three months ended September 30, 2006.

Interest expense. For the three months ended September 30, 2007, interest expense was $149,000. We did not incur any interest expense during the three months ended September 30, 2006. This interest expense is attributable to the debt incurred with the acquisition of TSS/Vortech which consists of notes payable due to the sellers that have an interest rate of 6% per annum.

Income tax benefit (expense). We recorded no income tax expense for the three months ended September 30, 2007. For the three months ended September 30, 2006, we recorded an income tax expense of $107,000.

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

Revenue and cost of revenue. We had no revenue or cost of revenue during the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we had $32.2 million of revenue and $27.4 million of cost of revenue (including $317,000 of amortization of order backlog).

The increase in revenue and cost of revenue for the nine months ended September 30, 2007 were due primarily to our acquisition of TSS/Vortech during the first quarter of 2007.

Selling, general and administrative expenses. For the nine months ended September 30, 2007, we incurred $10.0 million of selling, general and administrative expenses related principally to the operations of TSS/Vortech. Our selling, general and administrative expenses were $428,000 for the nine months ended September 30, 2006 related primarily to the pursuit of acquisition candidates.

We granted employees 574,000 shares of common stock which had a grant date value of $5.44 per share on January 19, 2007. These shares cliff-vest on January 19, 2010. In addition, during 2007 we granted 156,832 shares of common stock to our non-employee directors and three employees with a grant date value range of $5.43 to $5.99 which vest over the next eighteen months to three years. We recorded $786,000 of compensation expense related to these shares in the nine months ended September 30, 2007. In February 2007 the Company entered into an agreement with an advisor in which it was obligated to pay them a warrant to purchase 125,000 shares of our common stock . The fair value of these warrants has been determined using the Black Scholes model and is recognized over the term of the agreement and included $213,000 of stock-based compensation expense as selling, general and administrative expense.

Depreciation and amortization of intangible assets. During the nine months ended September 30, 2007, we incurred depreciation and amortization expense of $2,181,000 related mostly to assets purchased in our acquisition of TSS/Vortech of which $317,000 is included in cost of revenue and $1,864,000 in operating costs and expenses. Prior to our acquisition of TSS/Vortech, we did not incur any depreciation or amortization expense.

Interest income. For the nine months ended September 30, 2007, interest income was $893,000 in comparison to $1,217,000 for the nine months ended September 30, 2006. Interest income decreased on a year to date basis because of the decrease in cash invested due to the purchase of TSS/Vortech and the related transaction costs.

Interest expense. For the nine months ended September 30, 2007, interest expense was $416,000. We did not incur any interest expense during the nine months ended September 30, 2006. This interest expense is attributable to the debt incurred with the acquisition of TSS/Vortech which consists of notes payable due to the sellers that have an interest rate of 6% per annum.

Income tax benefit (expense). For the nine months ended September 30, 2007, we had an income tax benefit of $ 349,000 and for the nine months ended September 30, 2006, income tax expense was $268,000.

The amounts above for the nine months ended September 30, 2007 reflect the value of a potential loss carryback to prior periods at the effective federal tax rate of 34% net of a valuation allowance recorded on the deferred tax assets. The Company’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.

Results of Operations on a Pro Forma Combined Basis for the Successor Company

The acquisition of TSS/Vortech was our first business acquisition and accordingly, we do not believe a comparison of the results of operations for the three and nine months ended September 30, 2007 and September 30, 2006 is very beneficial to our investors without considering the effect of this acquisition. In order to assist investors in better understanding the changes in our business between the three and nine months ended September 30, 2007 and September 30, 2006, we are presenting in the discussion below pro forma results of operations for the Company and TSS/Vortech for the three and nine months ended September 30, 2007 and September 30, 2006 as if the acquisition of TSS/Vortech occurred on January 1, 2007 and January 1, 2006, respectively. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of TSS/Vortech for the period from December 31, 2006 to January 19, 2007 (the date of the acquisition) and the nine months ended September 30, 2006, and (ii) our unaudited consolidated financial statements for the nine months ended September 30, 2007 and September 30, 2006. The Company has presented proforma financial information to reflect only the acquisition of TSS/Vortech. The acquisitions of Innovative and Comm Site are not included in the proforma amounts except from the date of acquisition forward.

The pro forma results of operations are not necessarily indicative of the results of operations that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of us or TSS/Vortech. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable.

The tables below include pro-forma information to assist in the analysis of the results of operations:

				Proforma
	(Successor)	(Successor)	(Predecessor)	Adjustments	(Proforma)
	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2006	2006	2006

Revenue	$12,692,772	$—	$12,573,856	$—	12,573,856
Cost of Revenue	10,749,331	—	10,219,318	114,075	10,333,393

Gross Profit	1,943,441	—	2,354,538	(114,075)	2,240,463

Operating costs and expenses
Selling, general and administrative	3,964,468	129,823	1,744,983	—	1,874,806
Depreciation and amortization	137,032	—	68,318	—	68,318
Amortization of intangible assets	567,109	—	—	567,109	567,109

Total operating costs and expenses	4,668,609	129,823	1,813,301	567,109	2,510,233

Operating (Loss) income	(2,725,168)	(129,823)	541,237	(681,184)	(269,770)

Other Income (Expense)
Interest income	252,736	444,941	—	—	444,941
Interest (expense)	(148,620)	—	(4,424)	(146,227)	(150,651)

Income (Loss) Before Income Taxes	(2,621,052)	315,118	536,813	(827,411)	24,520

As a Percentage of Revenue

Revenue	100.0%	—	100.0%	—	100.0%
Cost of Revenue	84.7%	—	81.3%	—	82.2%

Gross Profit	15.3%	—	18.7%	—	17.8%

Operating costs and expenses
Selling, general and administrative	31.2%	—	13.9%	—	14.9%
Depreciation and amortization	1.1%	—	0.5%	—	0.5%
Amortization of intangible assets	4.5%	—	0.0%	—	4.5%

Total operating costs and expenses	36.8%	—	14.4%	—	20.0%

Operating (Loss) income	-21.5%	—	4.3%	—	-2.1%

Other Income (Expense)
Interest income	2.0%	—	0.0%	—	3.5%
Interest (expense)	-1.2%	—	0.0%	—	-1.2%

Income (Loss) Before Income Taxes	-20.6%	—	4.3%	—	0.2%

	(Successor) For the Nine Months Ended September 30, 2007	(Predecessor) For the period from January 1, 2007 through January 19, 2007	Proforma combined For the Nine Months Ended September 30, 2007	(Successor) For the Nine Months Ended September 30, 2006	(Predecessor) For the Nine Months Ended September 30, 2006	Proforma Adjustments For the Nine Months Ended September 30, 2006	Proforma combined For the Nine Months Ended September 30, 2006

Revenue	$32,232,016	$1,412,137	$33,644,153	$—	$47,300,017	$—	47,300,017
Cost of Revenue	27,378,926	1,108,276	28,487,202	—	38,938,582	316,748	39,255,330

Gross Profit	4,853,090	303,861	5,156,951	—	8,361,435	(316,748)	8,044,687

Operating costs and expenses
Selling, general and administrative	10,026,448	555,103	10,581,551	427,778	4,952,927	—	5,380,705
Depreciation and amortization	289,708	33,660	323,368	—	194,318	—	194,318
Amortization of intangible assets	1,574,671	—	1,574,671	—	—	1,574,671	1,574,671

Total operating costs and expenses	11,890,827	588,763	12,479,590	427,778	5,147,245	1,574,671	7,149,694

Operating (Loss) income	(7,037,737)	(284,902)	(7,322,639)	(427,778)	3,214,190	(1,891,419)	894,993

Other Income (Expense)
Interest income	892,805	4,117	896,922	1,217,406	—	—	1,217,406
Interest (expense)	(416,417)	(368)	(416,785)	—	(14,122)	(414,024)	(428,146)

Income (Loss) Before Income Taxes	(6,561,349)	(281,153)	(6,842,502)	789,628	3,200,068	(2,305,443)	1,684,253

As a Percentage of Revenue

Revenue	100.0%	100.0%	100.0%	—	100.0%	—	100.0%
Cost of Revenue	84.9%	78.5%	84.7%	—	82.3%	—	83.0%

Gross Profit	15.1%	21.5%	15.3%	—	17.7%	—	17.0%

Operating costs and expenses
Selling, general and administrative	31.1%	39.3%	31.5%	—	10.5%	—	11.4%
Depreciation and amortization	0.9%	2.4%	1.0%	—	0.4%	—	0.4%
Amortization of intangible assets	4.9%	0.0%	4.7%	—	0.0%	—	3.3%

Total operating costs and expenses	36.9%	41.7%	37.1%	—	10.9%	—	15.1%

Operating (Loss) income	-21.8%	-20.2%	-21.8%	—	6.8%	—	1.9%

Other Income (Expense)
Interest income	2.8%	0.3%	2.7%	—	0.0%	—	2.6%
Interest (expense)	-1.3%	0.0%	-1.2%	—	0.0%	—	-0.9%

Income (Loss) Before Income Taxes	-20.4%	-19.9%	-20.3%	—	6.8%	—	3.6%

The pro forma results of operations shown above are not necessarily indicative of the results of operations that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of us or TSS/Vortech.

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

Revenue and cost of revenue. We had $12.7 million of revenues and $10.8 million of cost of revenue earned in the three months ended September 30, 2007 compared to $12.6 million of revenue and $10.3 million of cost of revenue earned in the three months ended September 30, 2006.

The gross profit margin was 15.3% for the three months ended September 30, 2007 compared to 18.7% for the three months ended September 30, 2006.

Gross profit margin decreased because there are fixed costs included in cost of revenue which were spread over less revenue. In addition, there was margin erosion of $0.1 million which occurred on contracts with our major customer and another $0.1 million on contracts with two other customers as these contracts were completed.

Revenue from our largest customer (in 2006) was only $657,000 for the three months ended September 30, 2007 compared to $8.0 million for the three months ended September 30, 2006.

The reduction of revenue from this customer has been replaced with revenue from new customers. Approximately 5% of our revenue during the quarter came from this customer compared to 64% in the three months ended September 30, 2006. Our strategy is to continue to diversify our customer base and become less reliant on this single customer.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.0 million for the three months ended September 30, 2007 compared to $1.9 million for the three months ended September 30, 2006. The increase as a percentage of revenue increased to 31.2% of revenue from 14.9% of revenue for the three months ended September 30, 2007 and 2006.

The increase in these costs is attributable to (i) an increase in the number of sales and marketing personnel added to the Company to implement our strategic plan, (ii) the costs associated with being a public company, (iii) non cash compensation of restricted stock awards given to key employees, and (iv) increased rent and occupancy costs as we increased our office space for the technology consulting group and other support personnel and opened offices in other locations. These increased additional costs versus the prior year period ended September 30 are:
Three months
• Sales salaries and expenses	$461,000
• Public company costs	394,000
• Non cash compensation for restricted stock	321,000
• Rent and occupancy costs	256,000
1,432,000

Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets expense was $ 704,000 for the three months ended September 30, 2007 compared to $ 635,000 for the three months ended September 30, 2006. Our depreciation expense increased $69,000 due to the increase in property and equipment purchased related to the new office space leased in the fourth quarter of 2006.

Interest income. Interest income was $253,000 for the three months ended September 30, 2007 compared to $445,000 for the three months ended September 30, 2006. Interest income decreased for the nine month period because of the decrease in cash invested due to the purchase of TSS/Vortech and the related transaction costs.

Interest expense. Interest expense was $149,000 for the three months ended September 30, 2007 compared to $151,000 for the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

Revenue and cost of revenue. We had $33.6 million of revenue and $28.5 million of cost of revenue earned in the nine months ended September 30, 2007 compared to $ 47.3 million of revenue and $39.3 million of cost of revenue earned in the nine months ended September 30, 2006. The decrease in revenue was primarily due to a reduction in construction management revenue earned on projects for the nine months ended September 30, 2007 compared to the same nine month period in 2006.

Management believes that the decline in revenue when comparing the nine months ended September 30, 2007 to September 30, 2006 results from the fact that the Company relied heavily in its first three years of operations on a few long-term contracts from one major customer. Starting in the last quarter of 2005 and continuing through all of 2006 and 2007 the Company is implementing a strategy to replace these contracts with new revenue from a broader base of customers in both the public and the private sectors. In order to continue a revenue level equal or higher to the revenue recognized in the first nine months of 2006, we needed to replace our backlog at December 31, 2005 of $39.7million with new sales as the backlog diminished. New backlog additions for the year 2006 were approximately $41.0 million and our backlog at December 31, 2006 was $20.6 million. As a result, our revenue on a quarter to quarter basis for the first nine months of 2007 has declined.

In 2006 backlog additions were only $8.0 million in the third quarter and $13.2 million for the fourth quarter. In 2007 backlog additions were $15.2 million for the first quarter , $44.1 million in the second quarter and $21.3 million in the third quarter. . If the Company is able to sustain this increasing trend of closing new business, our revenue per quarter should increase correspondingly. We believe backlog takes an average of nine months to be recognized proportionately as revenue on projects utilizing the percentage of completion method. Delays in project mobilization may also cause some inconsistencies in our revenue recognition from quarter to quarter. Our total backlog at September 30, 2007 was $61.3million and increased again on a quarterly basis.

The cost of revenues decreased in relation to our reduction in revenue for the nine months ended September 30, 2007 and 2006.
Cost of revenue decreased to $28.5million with a gross profit margin of 15.1% for the nine months ended September 30, 2007 compared to $39.3million with a gross profit margin of 17.0% for the nine months ended September 30, 2006.

Gross profit margin decreased because there are fixed costs included in cost of revenue which were spread over less revenue. In addition, there was margin erosion of $0.5 million which occurred on contracts with our major customer and another $0.1 million on contracts with two other customers as these contracts were completed.

Revenue from our largest customer for the nine months ended September 30, 2007 was $6.7 million compared to $31.1 million for the nine months ended September 30, 2006.

The reduction of revenue from this customer has been replaced with revenue from new customers. Approximately 21% and 66% of our revenue came from this customer in the nine months ended September 30, 2007 and 2006, respectively. Our strategy is to continue to diversify our customer base and become less reliant on this single customer.

Selling, general and administrative expenses. Selling, general and administrative expenses were $10.6 million for the nine months ended September 30, 2007 compared to $5.4 million for the nine months ended September 30, 2006. The increase as a percentage of revenue to 31.5% from 11.0% of revenue for the nine months ended September 30, 2007 and 2006.

The increase in these costs is attributable to (i) an increase in the number of sales and marketing personnel added to the Company to implement our strategic plan, (ii) the costs associated with being a public company, (iii) non cash compensation of restricted stock awards given to key employees, (iv) increased rent and occupancy costs as we increased our office space for the technology consulting group and other support personnel and opened offices in other locations, and (v) marketing expenses to get into the private industry marketplace. These increased additional costs versus the prior year period ended September 30 are:

Nine months
• Sales salaries and expenses	$1,403,000
• Public company expenses	1,081,000
• Non cash compensation for restricted stock	786,000
• Rent and occupancy costs	657,000
• Marketing expenses	313,000
4,240,000

Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets expense was $ 1,898,000 for the nine months ended September 30, 2007 compared to $1,769,000 for the nine months ended September 30, 2006. Our depreciation expense increased $129,000 due to the increase in property and equipment purchased related to the new office space leased in the fourth quarter of 2006.

Interest income. For the nine months ended September 30, 2007, interest income was $897,000 compared to $ 1,217,000 for nine months ended September 30, 2006. Interest income decreased for the nine month period because of the decrease in cash invested due to the purchase of TSS/Vortech and the related transaction costs.

Interest expense. Interest expense was $417,000 for the nine months ended September 30, 2007 compared to $429,000 for the nine months ended September 30, 2006.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Total assets increased $23.1 million to $69.1 million as of September 30, 2007 compared to $46.0 million as of December 31, 2006, due to our acquisition of TSS/Vortech during the first quarter of 2007. At September 30, 2007, we no longer had $44.7 million in short term investments, as we did at December 31, 2006 as a portion of those funds were used to acquire TSS/Vortech and the remainder was available to us and recorded as cash. At September 30, 2007 we had $32.6 million in current assets of which $17.9 million was cash, $ 9.0 million in contract accounts receivable and $5.6 million in other current assets.

Our total liabilities increased to $21.3 million as of September 30, 2007 from $1.5 million as of December 31, 2006, primarily due to the acquisition noted above. Accordingly our current liabilities increased to $ 13.6 million at September 30, 2007 from $1.5 million at December 31, 2006.

Liquidity and Capital Resources

During the nine months ended September 30, 2007 net cash used in operating activities for the period was $5.6 million. Cash used by operating activities is primarily driven by the net loss adjusted for working capital changes which were primarily changes in accounts receivable, other current assets, accounts payable and work in process adjustments.

Net cash provided by investing activities was $ 32.0 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we had $44.7 million from the sale of short-term securities, while we invested $11.3 million toward the purchase of TSS/Vortech and Innovative and used $ 1.4 million used for deferred acquisition costs and fixed assets.

Net cash used by financing activities was $8.4 million for the nine months ended September 30, 2007. We used $6.4 million to repurchase shares of our common stock associated with the buyout of the dissenting shareholders and the previously announced share repurchase program and we used $2.1 million to retire debt of which $2.0 million was used to retire the promissory note due to the Chief Executive Officer of which the proceeds were used to purchase the Company’s common stock and warrants pursuant to a 10b5-1 Plan.

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

Off Balance Sheet Arrangements

As of the nine months ended September 30, 2007, we do not have any off balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

Through December 31, 2006, we had no operations, no full-time personnel and very few personnel of any kind. Our activities from inception in late 2005 and into 2006 focused on completing our initial public offering, identifying acquisition candidates and then completing the acquisition of TSS/Vortech. As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at that time for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

In January 2007 we acquired TSS/Vortech and re-evaluated our internal control process during the first quarter of 2007. As a result of this re-evaluation, we have determined that our internal control over financial reporting is ineffective. We had neither the resources, nor the personnel, to provide for an adequate internal control environment. The following material weaknesses in our internal control over financial reporting were noted at September 30, 2007: (i) we did not have the ability to segregate duties; (ii) we lacked the formal documentation of policies and procedures that were in place; and (iii) we lacked adequate financial personnel.

We have begun to address the internal control weaknesses summarized above beginning in the first quarter of 2007, with the goal of eliminating such deficiencies by the end of 2007. We are working with a certified public accounting firm to serve as our internal auditors to further enhance our internal control environment and a Chief Financial Officer has been with the Company since August 20, 2007. The acquisitions of TSS/Vortech will require the development of more robust disclosure controls and procedures, which we are currently developing. Management will continue to monitor, evaluate and test the operating effectiveness of these controls during the remainder of 2007.

There were no other changes in our internal control over financial reporting for the nine months ended Septermber 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors

There are no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares (or Units)
	Purchases of Equity Securities by Issuer		Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
January 1-31, 2007	116,000	$5.49	116,000	384,000
February 1-28, 2007	94,500	$5.60	210,500	289,500
March 1-31, 2007	10,500	$5.33	221,000	279,000
April 1-30, 2007	0	—	221,000	279,000
May 1-31, 2007	29,300	$5.21	250,300	249,700
June 1-30, 2007	104,475	$5.11	354,775	145,225
July 1-31, 2007	24,300	$5.25	379,075	120,925

January 1-31, 2007	756,100	$5.38	1,135,175	0

Total	1,135,175	$5.38	1,135,175

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

Recent Sales of Unregistered Securities

On September 24, 2007, we issued 25,155 shares of the Company's common stock, upon closing of the acquistion of Imovative Power System, Inc. and Quality Power Systems, Inc. The issuance of the shares of common stock was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

31.1	Section 302 Certification by Principal Executive Officer

31.2	Section 302 Certification by Principal Financial Officer

32.1	Section 906 Certification by Principal Executive Officer

32.2	Section 906 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: November 14, 2007	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

By:	/s/ Timothy C. Dec
Timothy C. Dec Chief Financial Officer (Authorized Officer and Principal Financial Officer)