Form 10-K
period 2007-12-31
Fortress International Group, Inc.
filed 2008-03-31
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 9841 Broken Land Parkway Columbia, Maryland (Address of principal executive offices)	20-2027651 (I.R.S. Employer Identification No.) 21046 (Zip Code)

Registrant’s telephone number, including area code (410) 312-9988

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value per share	NASDAQ Capital Market
Warrants to purchase common stock, $.0001 par value per share	NASDAQ Capital Market
Units, each consisting of one share of Common Stock, $.0001 par value and two warrants to purchase shares of common stock, $.0001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	[Do not check if a smaller
Smaller reporting company ☒			reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter end was $19,578,343.

As of February 29, 2008, 12,089,221 shares of the registrant’s common stock, $0.0001 par value, were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K will be incorporated from the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2007.

Unless the context otherwise requires, when we use the words “Fortress,” ”FIGI,” “we,” “us” or “our company” in this Annual Report on Form 10-K, we are referring to Fortress International Group, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Fortress International Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. You should read such statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to, statements concerning:

•	our mission-critical services business, its advantages and our strategy for continuing to pursue our business;

•	anticipated dates on which we will begin providing certain services or reach specific milestones in the development and implementation of our business strategy;

•	expectations as to our future revenue, margin, expenses, cash flows and capital requirements;

•	our integration of acquired businesses;

•	the amount of cash available to us to execute our business strategy;

•	continued compliance with government regulations;

•	statements about industry trends;

•	geopolitical events and regulatory changes; and

•	other statements of expectations, beliefs, future plans and strategies.

These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

•	implement our strategic plan, including our ability to make acquisitions and the performance and future integration of acquired businesses;

•	deliver services and products that meet customer demands and generate acceptable margins;

•
increase sales volume by attracting new customers, retaining existing customers and growing the overall number of customers to minimize a significant portion of our revenues being dependent on a limited number of customers;

•	risks relating to revenues and backlog under customer contracts, many of which can be cancelled on short notice;

•	manage and meet contractual terms of complex projects;

•	attract and retain qualified management and other personnel; and

•	meet all of the terms and conditions of our debt obligations.

Except as required by applicable law and regulations, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Further disclosures that we make on related subjects in our additional filings with the SEC or Securities and Exchange Commission should be consulted. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “ITEM 1A. RISK FACTORS.”

PART I

Item 1.  BUSINESS

Background of Fortress International Group, Inc.

We were incorporated in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation,” for the purpose of acquiring an operating business that performed services to the homeland security industry.

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

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C. and Vortech, L.L.C. (“TSS/Vortech”) pursuant to a Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006, as amended by the Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 (the “Purchase Agreement”). The closing consideration consisted of (i) $11,000,000 in cash, (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 3,176,813 shares of our stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital L.L.C. as partial payment of certain outstanding consulting fees and 574,000 shares were designated for issuance to employees of TSS/Vortech under our 2006 Omnibus Incentive Compensation Plan, and (iv) $10,000,000 in two convertible, interest-bearing promissory notes of $5,000,000 each.

All of the shares of our common stock issued to the selling members, Messrs. Thomas P. Rosato and Gerard J. Gallagher, are subject to a lock-up agreement restricting the sale or transfer of those shares through July 13, 2008 and are being held in escrows maintained by the escrow agent (up to 2,461,728 shares held in a general indemnity escrow and 73,260 shares held in a balance sheet escrow). The shares of our stock issued to certain employees as restricted stock grants are subject to forfeiture if the receiving employee terminates his or her employment within three years of the acquisition closing date, in which event the forfeited shares will be delivered to the selling members.

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

On August 29, 2007, we entered into an agreement with our Chief Executive Officer, Mr. Rosato, to retire $2,500,000 of the convertible promissory note due to him by paying $2,000,000 and Mr. Rosato agreed to use the proceeds to purchase the Company’s common stock and warrants pursuant to a 10b5-1 plan with a designated broker. The prepayment discount realized of $500,000 was recorded to additional paid-in capital. The transaction was completed on September 28, 2007.

The cash portion of the payments made in the TSS/Vortech acquisition was financed entirely through the use of cash raised in our initial public offering and held in a trust fund prior to the closing of the acquisition. In connection with the acquisition of TSS/Vortech, holders of 756,100 shares of common stock voted against the acquisition and exercised their right to convert their shares of common stock into $5.74 of cash per share. An aggregate of $4,342,310 was paid to the converting stockholders. These conversions were also funded with the proceeds of our initial public offering.

Following the completion of the acquisition, we announced and implemented a common stock repurchase program. As a result of that program, through December 31, 2007, we had utilized $2,036,015 of cash to repurchase 379,075 shares of our common stock at an average price of $5.37 per share. We retired 221,000 of the repurchased shares on June 13, 2007. The repurchase program was suspended during the third quarter of 2007.

Upon the closing of the acquisition, we entered into employment agreements with each of the selling members, Messrs. Rosato and Gallagher, under which each is entitled to an initial annual base compensation of $425,000, an annual bonus of up to 50% of his base compensation, and if during the period from the closing of the acquisition through July 13, 2008 the market price of our common stock reaches certain thresholds, up to $5.0 million in shares of our common stock. Mr. Rosato’s employment agreement contemplates that he will serve as our chief executive officer for a period of three years, and Mr. Gallagher’s employment agreement contemplates that he will serve as our president and chief operating officer for a period of three years.

Upon the closing of the acquisition, we also entered into an employment agreement with Harvey L. Weiss under which Mr. Weiss agreed to serve as our chairman for a period of three years at an initial annual base compensation of $200,000 and an annual bonus of up to 50% of his base compensation. Mr. Weiss is entitled to certain other benefits under the terms of his employment agreement. At the same time, we entered into a three-year consulting agreement with Washington Capital Advisors, L.L.C., whose principal equity owner and officer is C. Thomas McMillen, our director. Under the terms of the consulting agreement, Washington Capital Advisors has agreed to provide advisory services relating to strategic, financial, marketing and business development matters, as well as mergers and acquisitions for an initial annual base compensation of $200,000 and an annual bonus of up to 50% of base compensation, as well as certain other benefits.

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

After our initial acquisition of TSS/Vortech, management continued an acquisition strategy to expand our geographical footprint, add complementary services and diversify and expand our customer base. We acquired substantially all of the assets of Comm Site of South Florida, Inc. (“Comm Site”) on May 7, 2007, 100% of the outstanding and issued capital stock of Innovative Power Solutions, Inc. and Quality Power Solutions, Inc. (“Innovative”) on September 24, 2007, and 100% of the membership interests of Rubicon Integration, L.L.C. (“Rubicon”) on November 30, 2007. Subsequent to year end, on January 2, 2008, we purchased 100% of the outstanding and issued capital stock of SMLB, Ltd.

Our principal executive offices are located at 9841 Broken Land Parkway, Columbia, Maryland 21046 and our telephone number is (410) 312-9988. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov or on our website at http://thefigi.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

Business

We plan, design, build and maintain mission-critical facilities such as data centers, trading floors, call centers, network operation centers, communication facilities, laboratories and secure bunkers and we offer expertise for electrical, mechanical, telecommunications, security, fire protection and building automation systems that are critical to the mission-critical facilities lifeblood.

We provide a single source solution for highly technical mission-critical facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

During the past three years, our revenue growth has been driven primarily by government spending on homeland security initiatives spurred by the events of September 11, 2001. These events have also affected businesses, which are increasing spending on data security and privacy. These homeland security initiatives include projects that require the hardening, relocation, renovation and upgrade of mission-critical facilities to protect critical government information networks and data processing centers against attacks. With respect to these critical infrastructure systems, we focus on physical security, network security, redundancies for uninterruptible power supply systems, electrical switch gear, stand-by power generators, heat rejection and cooling systems, fire protection systems, monitoring and control systems, and security systems, as well as the physical environment that houses critical operations. We help our customers to plan for, prevent or mitigate against the consequences of attacks, power outages and natural disasters. We provide our services, directly and indirectly, to both government and private sector customers.

We have obtained a facility clearance from the United States Department of Defense. This clearance enables us to access and service restricted government projects. In addition to the facility clearance, we have successfully cleared approximately one-third of our employees, allowing them individual access to restricted projects and facilities.

Growth Through Acquisitions

Beginning in 2006 and continuing into 2007, we implemented a plan to grow our business, diversify our customer base, and gain additional operational scale. To mitigate business volume fluctuations and customer concentration, we added selling, general and administrative personnel, enabling us to bid and quote up to approximately several hundred million in revenues across our service offerings. We acquired four businesses during the fiscal year 2007 that have provided complementary services, extended our geographical footprint and added key customers and personnel. In the future, we expect to continue our growth initiatives both internally and through potential acquisitions of specialized mission-critical engineering or IT services firms (primarily in the United States). We believe that growth-oriented strategy enables us to compete effectively in the markets in which we operate.

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as Total Site Solutions, and Vortech, L.L.C., or TSS/Vortech. TSS/Vortech provides comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure. The closing consideration consisted of (i) $11,519,151 in cash, including acquisition costs of $1,841,468 and net of $1,322,317 of acquired cash.  (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 2,602,813 shares of our common stock, of which 2,534,988 shares were issued to the selling members 67,825 shares were issued to Evergreen Capital L.L.C. as partial payment of certain outstanding consulting fees, and 574,000 shares were designated for issuance to employees of TSS/Vortech under our 2006 Omnibus Incentive Compensation Plan. (iv) $10,000,000 in two convertible promissory notes of $5,000,000 each, bearing interest at 6%. Simultaneously with the acquisition of TSS/Vortech, we changed our name from “Fortress America Acquisition Corporation” to our current name, “Fortress International Group, Inc.”

Following our initial acquisition of TSS/Vortech, we continued with our acquisition strategy to expand our geographical footprint, add complementary services and diversify and expand our customer base.

On May 7, 2007, we purchased substantially all of the assets of Comm Site of South Florida, Inc. for $150,000 paid in cash.

On September 24, 2007, we entered into a stock purchase agreement with Innovative Power Systems Inc., Quality Power Systems, Inc., or, collectively, Innovative, and the stockholders of Innovative. Based in Virginia, Innovative installs, tests and services specialized uninterruptible power supply systems and backup power supply systems for data centers and mission-critical facilities throughout the Washington DC metropolitan area. Pursuant to the stock purchase agreement, we acquired 100% of the issued and outstanding capital stock of Innovative for the aggregate consideration consisting of (i) $1,614,452 in cash, including acquisition cost of $112,420, net of cash acquired of $244,968 cash subject to certain adjustment as provided in the Agreement, (ii) a promissory note for the aggregate amount of $300,000 plus interest accruing at 6% annually from the date of the issuance of the promissory note (payable in three years, based on a five-year amortization schedule, as described in note), (iii) 25,155 shares of our common stock, and (iv) additional earn-out amounts if Innovative achieves certain targeted earnings for each of the calendar years 2007-2010, as further described in the stock purchase agreement.

On November 30, 2007, we entered into a membership interest purchase agreement with Rubicon Integration, L.L.C., or Rubicon, a Delaware limited liability company based in McLean, Virginia, and each of the members of Rubicon. Rubicon provides consulting, owners representation and equipment integration services for mission-critical facilities to corporate customers across the United States. Pursuant to the purchase agreement, we acquired 100% of the membership interests of Rubicon for the aggregate consideration consisting of (i) $4,745,524 in cash, including acquisition costs of $ 198,043 and net of cash acquired $42,660, (ii) 204,000 shares of our common stock valued at $1,080,800, (iii) contingent consideration in the form of two unsecured promissory notes in the maximum amount of $1,500,000 and $2,000,000, respectively, plus interest accruing at 6% annually from November 30, 2007, the date of the issuance, payable to the sellers upon the achievement of certain operational and financial targets for December 2007 and for the calendar year 2008, respectively, and (iv) additional earn-out amounts, contingent upon the achievement of certain earnings targets by Rubicon for each of the calendar years 2008-2009.

During the fourth quarter of 2007, Rubicon achieved certain 2007 earnings targets established in the purchase agreement, entitling the sellers to the first contingently issuable note of $1,517,753, which was due on January 31, 2008. In accordance with terms of the agreement, a working capital adjustment was computed resulting in an additional amount of $90,141 due to the sellers on January 31, 2008.

On January 2, 2008, we entered into a stock purchase agreement with SMLB, Ltd, or SMLB, an Illinois corporation which provides professional construction management services for mission-critical facilities, and each of the stockholders of SMLB, for the acquisition of SMLB. Pursuant to the purchase agreement we acquired 100% of the issued and outstanding capital stock of SMLB for an aggregate consideration consisting of (i) $2,000,000 in cash, subject to certain adjustment to be determined within 60 days of the closing of the acquisition, as provided in the purchase agreement, (ii) an unsecured promissory note for an aggregate amount of $500,000, plus interest accruing at 6% annually from the date of the issuance, (iii) an aggregate of 96,896 shares of common stock of the Company, to be held in escrow pursuant to a certain indemnity escrow agreement, and (iv) additional earn-out amounts, contingent upon the achievement of certain operational and financial targets by SMLB for each of the calendar years 2008 and 2009 and subject to satisfaction of any outstanding indemnification obligations by the sellers. The note referred to above is payable in three years, based on a five-year amortization schedule, with $100,000 plus accrued interest payable on each of January 2, 2009 and January 2, 2010 and the balance of $300,000 plus accrued interest payable on January 2, 2011.

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

We intend to pursue opportunities in the growing mission-critical IT market in both the government and private sectors through our single source solution offerings. We believe there are significant barriers to entry for new competitors in the mission-critical IT market, including customer requirements for firms with substantial IT project experience, deep and broad professional and IT construction management offerings and, for homeland defense and intelligence agency work, facility and security clearances. Through our facilities integration services, we have the ability, directly and through subcontractor relationships, to provide all services and coordinate the efforts of all personnel involved in a mission-critical project, to meet crucial occupancy deadlines, and to complete all required services with minimal disruption.

We believe energy initiatives are significant to the overall industry with a growing focus on corporate citizenship with regard to the environment and opportunities to increase profitability. We believe the macro trend of rising energy costs adds further incentive to incorporate green initiatives as potential returns to customers are greater, while the payback periods on their investments is shortened. We address this growing trend with a specialized focus on green initiatives and a thorough understanding of LEEDS Certification and its design requirements and their contribution to the environment and potential profitability enhancements.

Service Offerings

We are focused on becoming involved in facilities integration projects that are in their planning stages. When involved in the initial planning stages of a facilities integration project, we develop a comprehensive project Solutions Path that meets rigorous design and scheduling requirements for the timely delivery of high technology facilities that are critical to the customer’s continuous operations. When involved in later project stages, services are provided on an integrated or individual basis.

Project Solutions Path

We have developed a five-step project named “Solutions Path” for mission-critical environments. The integrated Solutions Path provides a simple, yet comprehensive, process for program roll-out, and also serves to align project requirements with our capabilities. This Solutions Path incorporates each major phase of a design and construction project, from initial planning and programming, through maintenance and service of equipment. Descriptions of the five phases of the Solutions Path are provided below.

Technology Consulting

Planning and Programming. This phase represents the initiation of project development and typically includes establishing project goals and a preliminary budget and schedules, setting technical parameters and requirements, and determining project team members and the overall level of effort required of the team. When developing mission-critical facilities, the planning and programming phase is often considered the most important because this is where the project receives its initial emphasis, motivation and direction.

Various services are performed during the planning and programming phase, with selection depending upon project mission and scope. Typical planning and programming services include requirements analyses, site selections and comparisons, facility and system reliability assessments and audits, energy efficiency studies space planning, computer hardware planning and configurations, security risk assessment, disaster avoidance and recovery planning, and project budgeting and scheduling.

Design and Engineering. During the second phase of the Solutions Path, design and engineering experts on our team apply vital, real-life experience in the engineering of critical environmental, power, communications and security systems. This expertise is the source of precise engineering solutions that directly impacts the unique function, reliability, energy usage and overall cost of the customer’s specialized facility.

Design and engineering service offerings typically include critical power and mechanical load calculations, schematic design of electrical, mechanical, communications, fire protection and security systems, mechanical design and engineering, high and medium voltage electrical design and engineering, communications and security systems design and engineering, physical vulnerability assessments, force protection design and bomb blast analyses, fire protection system design and engineering, facility systems equipment selection, and facility commissioning and testing.

Construction Management

Construction Management. Activities during this phase include detailed preparations required for a successful construction process. Work performed during the construction management phase includes project management, value engineering and design management, bid negotiation, subcontractor pre-qualification and negotiation, long-lead equipment procurement, issuance of equipment and construction contracts, and refinement of project budget and schedule.

Installation Management. The fourth phase of the Solutions Path model involves the on-site construction work. During this phase, our project managers mobilize the required expertise for the project, utilizing in-house superintendents and quality control and safety professionals, as well as qualified subcontractors and support personnel, some of which have historically been provided by affiliated entities. Our project managers supervise work by project team members, including all aspects of the following: architecture and construction, electric power systems, heat rejection and cooling, energy management and controls, cooling tower systems, security systems, voice, data and network cabling, fire and life safety systems, and process piping and plumbing systems. Our project managers remain responsible for all aspects of the project until project completion and customer delivery.

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

Facilities Management

Facilities Maintenance and Service. We provide a comprehensive maintenance and service contract designed to insure that the multiple systems critical to sustaining on-line applications in technologically intensive facilities remain operational and functional. Typical services during the facilities maintenance and service phase include overall management of facility maintenance program, on-site staffing of technical engineering positions ( e.g., electricians, HVAC mechanics, control technicians and voice/data technicians), and management of non-technical subcontracted services ( e.g., landscaping, janitorial, pest control, snow removal, carpentry, painting and general maintenance services). We seek to provide on-site maintenance services, not only to gain additional project revenue, but also to obtain hands-on involvement in any new facility planning, design and construction initiatives that the customer undertakes.

Strategy

Our strategies for growth include the following:

•
Focus on the Solutions Path. Our past experience in selling project-related services has demonstrated the importance of focusing on the sale of consulting business at the top of the Solutions Path. Focusing on the top of the Solutions Path offers the following advantages applicable to government, government-related and commercial customers:

•	Develop a customer relationship at the initiation of a project, therefore maximizing the sales opportunity;

•	Because consulting engagements are less expansive than project-wide engagements, purchase authority often resides at lower levels of management, which increases probability of closure;

•	Limit exposure to competition since the fee is relatively low and the services are in specialized areas where we can demonstrate our technical depth and expertise in mission-critical facilities to the customer;

•	Increase the probability of conversion (selling subsequent phases) because the customer is comfortable with the performance and price of initial services; and

•	Position us on the “customer’s side of the table,” which teams us with the customer on a consolidated mission and distinguishes us from typical contractors and firms associated with equipment suppliers.

•
Growing Professional Sales Staff. To drive growth in revenues, we have expanded our sales staff to include account executives for existing and future regional sales offices. We continue to pursue account executives and additional sales staff and developed an educational program built around our project execution model. Each sales professional is responsible for achieving specific objectives and is managed closely.

•
Maintaining and Enhancing Key Alliances. Maintaining key alliances is also crucial to sales development and growth and often provide us with introductions to the customers of our alliance partners. These alliances reside with IT consulting firms, specialty mission-critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, IT system integrators and firmware providers. In addition, we seek to maintain alliances and enter into teaming or partnering relationships with minority contracting firms and hub zone companies. These firms are natural alliance partners and can provide us with valuable entry into government contracting relationships. In turn, we can provide these contractors and hub zone companies with valuable mission-critical design, engineering, and contracting experience to which they might not otherwise have access. We have entered into several key strategic alliances with large IT Corporations to provide engineering, design, and construction management services.

•
Geographic Expansion and Strategic Acquisitions. We believe that expanding our presence in additional markets through establishing regional offices is a key to our future success. Our acquisitions of Comm Site, Innovative, Rubicon, and subsequent to year end, SMLB, expand our presence in the Washington D.C. metro area, Boston, New York/New Jersey, Atlanta, Houston, Miami and Chicago. Our acquisitions have expanded our customer base, allowed us to offer a broader scope of services and supported our current growth in technology consulting projects. In the future, we intend to pursue strategic acquisitions that cost-effectively add new customers, regional coverage, specific federal agency contracting experience, or complementary expertise to accelerate our access to existing or new markets.

•
Establishing a National Operations Center. A significant part of our strategy for growth in our facilities management services business was to establish and maintain a National Operations Center (“NOC”) to service customers on a nationwide basis. A NOC is a central location for monitoring the customer’s critical infrastructure systems, addressing alarm conditions within these systems, and controlling certain systems via remote interface. Our NOC was completed and began its operation during 2007.

•
Marketing Initiatives. We have expanded our current localized marketing campaign to a regional and national level. This will involved intensifying the marketing of our consulting and engineering services to private sector end users, major government contractors, and existing and potential alliance partners on regional and national basis through a focused marketing program, involving:

•     Selected media advertising;

•     Trade show attendance;

•     Conducting technical seminars in local target markets; and

•     Producing a marketing campaign for distribution at a national level.

Contracts and Customers

Our customers include United States government and homeland defense agencies and private sector businesses that in some cases are the end user of the facility or in other cases are providing a facility to a government end user. We categorize contracts where a government agency is the ultimate end user of the facility as government-related contracts.

The price provisions of the contracts we undertake can be grouped into three broad categories: (i) fixed-price, (ii) guaranteed maximum price and (iii) time and materials.

In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of revenues that we may achieve. Our failure to anticipate technical problems, estimate costs accurately or control costs during the performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss.

In a guaranteed maximum price contract, we share our cost information with the customer and earn a negotiated fee. In addition, a contingency fee is included for changes and errors in pricing. As the project progresses to the point where both the customer and we are comfortable with final pricing of the project, a maximum price is agreed to with savings reverting back to the customer. Due to the fact that the risk is shared with the customer on these projects, the profit margins are less than those earned on other contract types.

In a time-and-material contracts, we are reimbursed for labor at fixed hourly rates and for materials used at an agreed upon mark up on cost. Profit margins depend on the negotiated bill rate with the customer less our labor and benefit costs.

For the years ended December 31, 2007 and December 31, 2006, revenues from guaranteed maximum price contracts represented approximately 19.5% and 65.6% of our revenues, respectively. Most government contracts, including our contracts with the federal government, are subject to termination by the government, to government audits and to continued appropriations.

Historically, we are not subject to any significant regulation by state, federal or foreign governments. In the future, as we seek to directly contract services with the US government versus perform on a subcontractor basis, we may be subject to audit and oversight of US government agencies.

Backlog

We believe an indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents our estimate of the anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contract.

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis and time and materials basis and (2) contracts awarded to us where some, but not all, of the work has not yet been authorized.

Our total backlog was approximately $172.9 million as of December 31, 2007. At December 31, 2007, we have authorizations to proceed with work for approximately $32.4 million or 19% of our total backlog of $172.9 million. Additionally, approximately $118 million or 68% of our backlog relates to a single customer at December 31, 2007.

We estimate that approximately 50% of our backlog will be recognized during 2008 fiscal year. This estimate is based on the compilation of monthly backlog reports that the project management regularly prepares which present backlog per contract, our management’s estimate of future revenue based on known contracts and historical trends and our projection of the amount of such backlog expected to be recognized in the following 12 months. Our total backlog as of December 31, 2006 and December 31, 2005 was $20.6 million and $39.7 million, respectively.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues. We generally do not track and therefore have not disclosed whether the contracts included in our backlog are fully funded, incrementally funded, or unfunded. Our customers may enter into contracts with us for our services; however, authorization for us to perform those services may be dependent on the customer’s ability to finance the project either internally or externally through investors. Most of our customer contracts are terminable at will by the customer consistent with industry practice. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized.

Sales and Marketing

The marketing approach employed by us emphasizes expertise in IT hardware systems and facilities programming and planning, which enables involvement at the critical early stages in projects where a full range of services are needed. This marketing approach utilizes the Solutions Path and allows the customer to contract for comprehensive facilities integration services or to contract separately for each individual project phase. Our marketing program seeks to capitalize on our industry standing, including our existing relationships, relationships added through acquisitions and our reputation based on our performance on completed projects. We also seek to enhance our name recognition through the use of trade shows, technical seminars, direct mailings, and the media.

To drive growth in revenues, we have expanded our sales staff to include regional account executives as well as expanding our technical support group, which includes engineers, estimators and proposal writers. We intend to continue to hire and train sales professionals responsible for defined geographic regions in the United States. We have developed an educational program for account executives and other sales staff built around our project execution model. We are pursing this regional expansion with emphasis placed on geographic areas that have the greatest amount of local mission-critical project potential. In conjunction with these efforts, we are expanding our marketing program from a local to a regional and national level to support our expanded sales efforts and increase our name recognition and market penetration.

Maintaining key alliances is also crucial to sales development and growth and often provide us with introductions to the customers of our alliance partners. These alliances reside with IT consulting firms, specialty mission-critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, IT system integrators and firmware providers. In addition, we seek to maintain alliances and enter into teaming or partnering relationships with minority contracting firms and hub zone companies. These firms are natural alliance partners and can provide us with valuable entry into government contracting relationships. In turn, we can provide these contractors and hub zone companies with valuable mission-critical design, engineering, and contracting experience to which they might not otherwise have access. We have entered into several key strategic alliances with large IT Corporations to provide engineering, design, and construction management services.

The process for acquiring business may require us to participate in a competitive request-for-proposal process, with the primary difference among potential customers being that the process for direct government and government-related customers is significantly more formal and complex than for private sector customers as a result of government procurement rules and regulations that govern the contracting process.

Competition

The mission-critical IT solutions market is large, fragmented and highly competitive. We compete for contracts based on our strong customer relationships, successful past performance record, significant technical expertise, specialized knowledge and broad service offerings. We often compete against divisions of both the large design contractors and construction contractors, as well as against numerous small- to medium-sized specialized or regional information technology consulting firms. Some of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than us. These larger, more established competitors include Washington Group International, Inc. (a division of URS Corporation), Dycom Industries, Inc., Mastec Inc., Hill International Inc., Hewlett Packard Company, Holder Construction Company, Whiting Turner and Clark Construction. Although these large construction and engineering companies have greater financial and other resources, we do not believe they offer as complete of a line of mission-critical IT services as us. We expect competition in the mission-critical IT technology services sector to increase in the future.

Executive Officers

        Set forth below is information as of March 28, 2008, about our executive officers, as determined in accordance with the rules of the SEC.

Name	Age	Position with the Company
Harvey L. Weiss	65	Chairman of the Board
Thomas P. Rosato	56	Chief Executive Officer and Director
Gerard J. Gallagher	51	President, Chief Operating Officer and Director
Timothy C. Dec	49	Chief Financial Officer

Harvey L. Weiss, age 65, became our Chairman of the Board upon the closing of our acquisition of TSS/Vortech on January 19, 2007. From our inception through the closing of the acquisition, Mr. Weiss had served as our Chief Executive Officer, President and a member of our Board. He has over 35 years of experience in the information technology and security market place. From 2002 to August 1, 2004, Mr. Weiss was the Chief Executive Officer and President of System Detection, Inc., a software security company. From 2000 to 2002, he served as President of Engineering Systems Solutions, Inc., a security and biometrics integration firm. During 1999, Mr. Weiss was the Chief Executive Officer and President of Global Integrity Corporation, a SAIC subsidiary specializing in information security and served as a Director until the company was sold in 2002. From 1996 to 1998, until sold to Network Associates, Inc, Mr. Weiss was President of the Commercial Division, Secretary and Director of Trusted Information Systems, Inc., a NASDAQ-listed security network company. Prior to that time, from 1994 to 1996, Mr. Weiss served as President of Public Sector Worldwide Division for Unisys Corporation. From 1991 to 1993, Mr. Weiss was the Vice President of Sales and the President and Chief Operating Officer of Thinking Machines Corporation, a massively parallel processing company. Prior to that time, he served in various senior capacities in Digital Equipment Corporation. Mr. Weiss serves on the Board of Forterra Systems, Inc., a simulation company, is a member of the Brookings Institution Council, and is a trustee of Capitol College. Mr. Weiss received a Bachelor of Science in Mathematics from the University of Pittsburgh.

Thomas P. Rosato, age 56, became a Director and our Chief Executive Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Rosato has over 25 years of experience in mission-critical service businesses. Since 2002, he has served as the co-founder and chairman of TSS and the co-founder and chairman of Vortech. From 1998 to 2001, Mr. Rostato served as the President - Group Maintenance of America/Encompass Services Corporation, National Accounts Division. From 1995 to 1998, he served as the founder and President of Commercial Air, Power & Cable, Inc. From 1980 to 1995, he served in various capacities at Com-Site Enterprises, most recently as Chief Financial Officer and Chief Operating Officer. Mr. Rosato started his career in 1973 as a certified public accountant at Coopers & Lybrand. Mr. Rosato received a Bachelor of Science in Accounting from Temple University.

Gerard J. Gallagher, age 51, became a Director and our President and Chief Operating Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Gallagher has more than 25 years of experience in mission-critical fields. Since 2002, he has served as the co-founder and President of TSS and the co-founder and President of Vortech. From 1998 to 2001, Mr. Gallagher served as the President of the Total Site Solutions division of Encompass Services Corp. From 1997 to 1998, he served as the President of the Total Site Solutions division of Commercial Air, Power & Cable, Inc. From 1991 to 1997, he served as the Chief Facilities Operations and Security Officer of the International Monetary Fund. From 1980 to 1991, Mr. Gallagher served in various capacities at Com Site International, most recently as Senior Vice President of Engineering and Sales. Mr. Gallagher received a Bachelor of Science in Fire Science from the University of Maryland and a Bachelor of Science in Organizational Management (Summa Cum Laude) from Columbia Union College.

Timothy C. Dec, age 49, was appointed as Chief Financial Officer of the Company, effective August 20, 2007. Prior to his appointment and since June 2006, Mr. Dec was the Chief Financial Officer of Presidio Networked Solutions Inc., the nation’s largest independent value-added solutions provider that offers a wide range of Cisco-centric network infrastructure and collaborative solutions. From 1999 until May 2006, Mr. Dec was Senior Vice President, Chief Accounting Officer & Treasurer of Broadwing Corporation, a NASDAQ listed telecommunications company. Broadwing Corp was acquired by Level 3 Inc in 2007. From 1997 to 1999, Mr. Dec was Director of Accounting and Administration for Thermo Trilogy Corporations, a subsidiary of AMEX listed Thermo Electron Company. Earlier in his career, Mr. Dec held finance and accounting related positions at North American Vaccine, Inc. an AMEX listed company engaged in the research, development and manufacturing of vaccines, privately held general contractor Clark Construction and Intertek Services International, LTD, a division of Inchcape Group, a multinational public company based in London, England. Mr. Dec holds a Bachelor of Science degree in Accounting from Mount Saint Mary’s University in Emmitsburg, Maryland, and a Masters of Business Administration from American University in Washington DC. He is a Certified Public Accountant.

Our officers employment are subject to the terms and conditions in their respective employment agreements.

Employees

At December 31, 2007, we had approximately 179 full-time and 5 part-time employees. We have obtained facility clearance from the United States Department of Defense. In addition to the facility clearance, we have successfully cleared approximately one third of our employees, allowing them individual access to restricted projects and facilities. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Item 1A. RISK FACTORS

RISKS RELATED TO OUR RECENT ACQUISITIONS

Our financial condition and growth depends upon the successful integration of our acquired businesses. We may not be able to efficiently and effectively integrate acquired operations, and thus may not fully realize the anticipated benefits from such acquisitions.

        Achieving the anticipated benefits of the acquisitions that we have completed starting in January 2007 will depend in part upon whether we can integrate our businesses in an efficient and effective manner.

        Since January 2007, we have acquired, in chronological order, VTC, L.L.C. and Vortech L.L.C., Comm Site of South Florida, Inc., Innovative Power Systems, Inc. and Quality Power Systems, Inc., Rubicon Integration, LLC and in January 2008, we acquired SMLB, Ltd. In the future, we may acquire additional businesses in accordance with our business strategy. The integration of our acquired businesses and any future businesses that we may acquire involves a number of risks, including, but not limited to:

•	demands on management related to the increase in our size after the acquisition;

•	the disruption of ongoing business and the diversion of management’s attention from the management of daily operations to the integration of operations;

•	failure to fully achieve expected synergies and costs savings;

•
unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002, procedures and policies;

•	loss of customers or the failure of customers to contract for incremental services that we expect them to contract;

•	failure to peform services that are contracted by customers during the integration period;

•	higher integration costs than anticipated; and

•	difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom are geographically dispersed.

        Successful integration of these acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, obtain better terms from our vendors due to increased buying power, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining geographically distant operations and systems which may not be fully compatible, we may not be able to achieve the financial strength and growth we anticipate from the acquisitions.

        We cannot be certain that we will realize our anticipated benefits from our acquisitions, or that we will be able to efficiently and effectively integrate the acquired operations as planned. If we fail to integrate the acquired businesses and operations efficiently and effectively or fail to realize the benefits we anticipate, we would be likely to experience material adverse effects on our business, financial condition, results of operations and future prospects.

Certain of our key personnel who joined us as a result of the acquisition of TSS/Vortech are unfamiliar with the requirements of operating a public company, which may adversely affect our operations, including reducing our revenues and net income, if any.

Upon the completion of the acquisition TSS/Vortech, our former Chairman of the Board, C. Thomas McMillen, resigned and became our Vice Chairman, and our former Chief Executive Officer, President and Secretary, Harvey L. Weiss, resigned from those positions and became our Chairman of the Board. Thomas P. Rosato became our Chief Executive Officer, and Gerard J. Gallagher became our President and Chief Operating Officer. Neither Mr. Rosato nor Mr. Gallagher has significant public company experience, and both are unfamiliar with the unique requirements of operating a public company under United States securities laws. Our Chief Financial Officer, Timothy C. Dec, joined us in August 2007. Accordingly, we could be required to expend significant resources to assist our management team with regulatory and stockholder relations issues, which could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations, including reducing our revenues and net income, if any.

If the acquisitions’ benefits do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of our various acquisitions if:

•	we do not achieve the perceived benefits of each acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decreasing stock price.

The Chairman, Vice Chairman and one member of our Board of Directors may have conflicts of interest that could hinder our ability to make acquisitions.

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

Additionally, our Chairman of the Board, Mr.Weiss, Vice Chairman of the Board, Mr. McMillen, and Director, Mr. Hutchinson, serve as the Co-Chairman of the Board, Co-Chairman of the Board, and Director, respectively, on the Board of Directors at Secure America Acquisition Corporation (Secure America), a blank check Company formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses in the homeland security industry. It is possible that Secure America could be interested in acquiring businesses that we would also be interested in acquiring and that these relationships could hinder our ability to carry out our acquisition strategy.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Persons who are parties to a voting agreement (Messrs. McMillen, Weiss, Gallagher and Rosato) own approximately 41% of our issued voting stock at December 31, 2007. Moreover, this concentration will increase if additional shares are issued under the employment agreements entered into with Messrs. Rosato and Gallagher or upon conversion of the convertible promissory notes delivered to Messrs. Rosato and Gallagher in connection with TSS/Vortech aquisition. These persons have made certain agreements to vote for each other’s designees to our Board of Directors through the 2008 director elections. Accordingly, they are able to significantly influence the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and the voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Actual or potential conflicts of interest are likely to develop between us and Messrs. Rosato and Gallagher.

Thomas P. Rosato and Gerard J. Gallagher, the selling members of TSS/Vortech, continue to own significant businesses other than TSS/Vortech that are not owned or controlled by us. We will have an ongoing business relationships with certain of these businesses of the selling members. This will likely create actual or potential conflicts of interest between the selling members, who are executive officers and members of our Board of Directors and thus in a position to influence corporate decisions, and us.

We may not have sufficient financial resources to carry out our acquisition strategy; we may need to use our stock to fund acquisitions to a greater extent than we originally intended.

In January 2007, we announced a common stock repurchase program. As a result of that program, through December 31, 2007 we had utilized $2,036,015 of cash to purchase 379,075 shares of our common stock at an average price of $5.37 per share. We retired 221,000 of the repurchased shares on June 13, 2007. The repurchase program was suspended during the third quarter of 2007. These stock repurchases reduced the amount of cash available to fund acquisitions. As a result, we may have to incur more debt, or issue more common stock or other equity securities, than would otherwise have been necessary in connection with acquisitions, and we may not have sufficient financial resources to carry out our acquisition strategy to the extent we had initially planned.

If third parties bring claims against us or if acquired companies breached any of its representations, warranties or covenants set forth in the purchase agreement, we may not be adequately indemnified for any losses arising therefrom.

Although the purchase agreement provides that Messrs. Rosato and Gallagher will indemnify us for losses arising from a breach of the representations, warranties and covenants by TSS/Vortech or Messrs. Rosato and Gallagher set forth in the purchase agreement, such indemnification is limited, in general terms, to an aggregate amount of $5 million and claims may be asserted against Messrs. Rosato and Gallagher only if a claim exceeds $8,000 and the aggregate amount of all claims exceeds $175,000. In addition, with some exceptions, the survival period for claims under the purchase agreement is limited to the 18-month period following the closing of the acquisition. We will be prevented from seeking indemnification for most claims above the aggregate threshold or arising after the applicable survival period. For the Rubicon, Innovative, and subsequent to year end, SMLB, Ltd acquisitions, we are indemnified for any losses arising from a breach of the representations, warranties, and covenants by the sellers through the right to reduce any future contingent consideration earned by the sellers; however, we may not be adequately indemnified for the full value of any loses arising there from.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

Our acquisitions were accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Since December 31, 2006, we completed the acquisitions of TSS/Vortech, Comm Site, Innovative, Rubicon, and subsequent to year end, SMLB and we plan to continue acquiring businesses if and when opportunities arise, further increasing our goodwill and purchased intangibles amount. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent we determine that such an asset has been impaired, we will write-down its carrying value on our balance sheet and book an impairment charge in our statement of operations.

We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and also review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our depreciation and amortization charges in future periods.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We derive a significant portion of our revenues from a limited number of customers.

We derive and believe that we will continue to derive in the near term, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which would have an adverse effect on our financial condition and results of operations. For the years ended December 31, 2007, 2006 and 2005, we had one large project with our major real estate investment trust (REIT) customer, Corporate Office Properties Trust, which is providing mission-critical space to a government end user and which comprised approximately 12.0%, 63.0%, and 78.0%, respectively, of our revenues. Our 10 largest customers accounted for approximately 58.5% and 80.4% of our total revenues for the years ended December 31, 2007 and 2006, respectively.

Most of our contracts may be canceled on short notice, so our revenue and potential profits are not guaranteed.

Most of our contracts are cancelable on short notice by the customer either at its convenience or upon our default. If one of our customers terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profit from that contract. If one of our customers terminates the contract due to our default, we could be liable for excess costs incurred by the customer in re-procuring services from another source, as well as other costs. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on its existing contracts that are re-bid. We also provide an increasing portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if:

•	our customers cancel a significant number of contracts;

•	we fails to win a significant number of its existing contracts upon re-bid; or

•	we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects.

Our backlog varies and is subject to unexpected adjustments and cancellations and is, therefore, not guaranteed to be recognized as revenue.

We cannot assure that the revenues attributed to uncompleted projects under contract will be realized or, if realized, will result in profits. Included in our backlog is the maximum amount of all uncompleted indefinite delivery/indefinite quantity (“ID/IQ”) or similar contracts and task order contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. We perform services only when purchase orders are issued under the associated contracts.

The backlog amounts are estimates, subject to change or cancellation, and accordingly, the actual customer purchase orders to perform work may vary in scope and amount from the backlog amounts. Accordingly, we can not provide any assurance that we will in fact be awarded the maximum amount of such contracts or be awarded any amount at all. Our backlog as of December 31, 2007 was approximately $172.9 million.

The majority of our projects are accounted for on the percentage-of-completion method, and if actual results vary from the assumptions made in estimating percentage-of-completion, our revenue and income could be reduced.

We generally recognize revenue on our projects on the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation between actual results and estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Any such loss would reduce our revenue and income.

We submit change orders to our customers for work we perform beyond the scope of some of our contracts. If our customers do not approve these change orders, our results of operations could be adversely impacted.

We typically submit change orders under some of our contracts for payment of work performed beyond the initial contractual requirements. The applicable customers may not approve or may contest these change orders and we cannot assure you that these claims will be approved in whole, in part or at all. If these claims are not approved, our net income and results of operations could be adversely impacted.

We may not accurately estimate the costs associated with its services provided under fixed-price contracts, which could impair our financial performance.

A portion of our revenue is derived from fixed price contracts. Under these contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to estimate accurately the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract, and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

Failure to properly manage projects may result in costs or claims.

Our engagements often involve relatively large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the customer relationship, to manage effectively the project and to deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. We currently maintain comprehensive general liability, umbrella, professional liability insurance policies. We cannot be certain that the insurance coverage we carry to cover such claims will be adequate to protect us from the full impact of such claims. Moreover, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the project will achieve certain performance standards. If the project experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying, us for the related services.

We use subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay, or delay paying us for the related work, we could experience a decrease in profitability and liquidity.

We operate in a highly competitive industry, which could reduce our growth opportunities, revenue and operating results.

The mission-critical IT industry in which we operate is highly competitive. We often compete with other IT consulting and integration companies, including several that are large domestic companies that may have financial, technical and marketing resources that exceed our own. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. Although our customers currently outsource a significant portion of these services to us and our competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services to us in the future.

The industries we serve have experienced and may continue to experience rapid technological, structural and competitive changes that could reduce the need for our services and adversely affect our revenues.

The mission-critical IT industry is characterized by rapid technological change, intense competition and changing consumer and data center needs. We generate a significant portion of our revenues from customers in the mission-critical IT industry. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services and adversely affect our revenues and profitability. Improvements in existing technology may allow companies to improve their networks without physically upgrading them. Reduced demand for our services or a loss of a significant customer could adversely affect our results of operations, cash flows and liquidity.

An economic downturn or reduced homeland security related capital expenditures could result in a decrease in demand for our services.

If federal, state or local government or private enterprise spending on homeland security related capital expenditures decreases, the demand for services like those provided by us would likely decline. This decrease could reduce our opportunity for growth, increase our marketing and sales costs, and reduce the prices we can charge for services, which could reduce our revenue and operating results.

We may be unable to obtain sufficient bonding capacity to support certain service offerings.

Some of our contracts require performance and surety bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which would reduce availability under any credit facility. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds.

We may be unable to hire and retain sufficient qualified personnel; the loss of any of our key executive officers may adversely affect our business.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Our business involves the development of tailored solutions for customers, a process that relies heavily upon the expertise and services of employees. Accordingly, our employees are one of our most valuable resources. Competition for skilled personnel, especially those with security clearance, is intense in our industry. Recruiting and training these personnel require substantial resources. Our failure to attract and retain qualified personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and constrain our future growth.

Our business is managed by a small number of key executive officers, including Mr. Weiss, our Chairman, Mr. McMillen, our Vice Chairman, Mr. Rosato, our Chief Executive Officer, Mr. Gallagher, our President and Chief Operating Officer and Mr. Dec, our Chief Financial Officer. The loss of any of these key executive officers could have a material adverse effect on our business.

A portion of our business depends upon obtaining and maintaining required security clearances, and our failure to do so could result in termination of certain of our contracts or cause us to be unable to bid or rebid on certain contracts.

Some United States government projects require our employees to maintain various levels of security clearances, and we may be required to maintain certain facility security clearances complying with United States government requirements.

Obtaining and maintaining security clearances for employees involve a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if such employees who hold security clearances terminate their employment, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon expiration. To the extent we are not able to engage employees with the required security clearances for a particular contract, we may not be able bid on or win new contracts, or effectively re-bid on expiring contracts, which could adversely affect our business.

In addition, we expect that some of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. A facility security clearance is an administrative determination that a particular facility is eligible for access to classified information or an award of a classified contract. Although contracts may be awarded prior to the issuance of a facility security clearance, in such cases the contractor is processed for facility security clearance at the appropriate level and must meet the eligibility requirements for access to classified information. A contractor or prospective contractor must meet certain eligibility requirements before it can be processed for facility security clearance. Our ability to obtain and maintain facility security clearances has a direct impact on our ability to compete for and perform United States government projects, the performance of which requires access to classified information.

Our failure to comply with the regulations of the United States Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could reduce our revenue, profitability and liquidity.

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations.

Our quarterly revenue, operating results and profitability will vary.

Our revenue, operating results and profitability may fluctuate significantly and unpredictably in the future. In particular, the changes in contract mix that is inherent to our business may significantly affect our results.

Factors that may contribute to the variability of our revenue, operating results or profitability include:

•	Fluctuations in revenue earned on contracts;

•	Commencement, completion and termination of contracts, especially contracts relating to our major customers;

•	Declines in backlog that are not replaced;

•	Additions and departures of key personnel;

•	Strategic decisions by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy;

•	Contract mix and the extent of subcontractor use; and

•	Any seasonality of our business.

Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance. Our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse affect on the market price of our common stock.

If we are unable to engage appropriate subcontractors or if our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and ability to obtain future business could be materially and adversely impacted.

Our contract performance may involve the engagement of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. Our inability to find and engage appropriate subcontractors or a failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor.

In extreme cases, a subcontractor’s performance deficiency could result in the customer terminating the contract for default with us. A default termination could expose us to liability for excess costs of reprocurement by the customer and have a material adverse effect on our ability to compete for future contracts and task orders.

If we are unable to manage our growth, our business may be adversely affected.

Sustaining our historical growth may place significant demands on our management, as well as on our administrative, operational and financial resources. If we sustain significant growth, we must improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to do so, or if new systems that we implement to assist in managing any future growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

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

The significant number of our outstanding warrants and options to purchase our shares of common stock may place a ceiling on, or otherwise adversely affect, the value of our common stock.

We have 17,810,300 outstanding warrants and options to purchase shares of our common stock at a weighted average exercise price of $5.20 per share, with weighted average remaining life of 1.65 years and only 12,089,221 outstanding shares of common stock as of February 29, 2008. Our warrants represent a very significant market overhang that may limit the value of our common stock, at least in the near term and unless and until we can substantially grow our business.

If our initial stockholders and Messrs. Rosato and Gallagher exercise their registration rights, it may have an adverse effect on the market price of our common stock.

Our stockholders that acquired shares of common stock prior to our initial public offering are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,750,000 shares of common stock eligible for trading in the public market. We have also granted registration rights to the selling members of TSS/Vortech, who received 2,534,988 shares of our common stock upon closing of the acquisition and who may receive, in the aggregate, up to $10,000,000 in additional shares of our common stock under the terms of their employment agreements. The contingently issuable shares expire on July 13, 2008. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

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

Under the warrant agreement governing our outstanding warrants, we have the right to redeem outstanding warrants, at any time after they become exercisable and prior to their expiration, at the price of $0.01 per warrant, provided that the last sales price of our common stock is at least $8.50 per share on each of 20 trading days within any 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. The warrant agreement does not require, as a condition to giving notice of redemption, that we have in effect a current prospectus relating to the common stock issuable upon exercise of our warrants. Thus, it is possible that we could issue a notice of redemption of the warrants at a time when holders of our warrants are unable to exercise their warrants and thereafter immediately resell the underlying common stock under a current prospectus. Under such circumstances, rather than face redemption at a nominal price per warrant, warrant holders could be forced to sell the warrants or the underlying common stock for less than fair value.

Increased scrutiny of financial disclosure could adversely affect investor confidence and any restatement of earnings could increase litigation risks and limit our ability to access the capital markets.

        Congress, the Securities and Exchange Commission, or the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. If we were required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our ability to access the capital markets or the trading price of our securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

Prior to the acquisition of TSS/Vortech, we did not have operations, and TSS/Vortech had never operated as a public company. Fulfilling our obligations incident to being a public company will be expensive and time consuming.

Prior to the acquisition of TSS/Vortech, both we, as a company without operations, and TSS/Vortech, as a private company, had maintained relatively small finance and accounting staffs. We have engaged a firm to perform internal audit services and assist with the effort to remediate the weaknesses described below and be compliant with Section 404. We have maintained limited disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our limited activities prior to the acquisition, but we have not been required to maintain and establish such disclosure controls and procedures and internal controls as are required with respect to a business such as TSS/Vortech with substantial operations following the acquisition. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of NASDAQ, we must implement additional internal and disclosure control procedures and corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls for our fiscal year ending December 31, 2007 and subsequent years. In connection with this evaluation, we retained internal audit services to further enhance our internal control environment. It will also require an independent registered public accounting firm to test, evaluate and report on the completeness of our assessment for our fiscal year ending December 31, 2008 and subsequent years. It may cost us more than we expect to comply with these control- and procedure-related requirements.

Through December 31, 2006, we had no operations, no full-time personnel and very few personnel of any kind. Our activities from inception in late 2005 and into 2006 focused on completing our initial public offering, identifying acquisition candidates and then completing the acquisition of TSS/Vortech on January 19, 2007. As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective at that time for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

In January 2007, we acquired TSS/Vortech and re-evaluated our internal control process during 2007 based on the framework in "Internal Control-Interpreted Framework" issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this re-evaluation, we have determined that our internal control over financial reporting is ineffective as of December 31, 2007. We had neither the resources, nor the personnel, to provide for an adequate internal control environment. The following material weaknesses in our internal control over financial reporting were noted at December 31, 2007: (i) we did not have the ability to segregate duties; (ii) we lacked the formal documentation of policies and procedures that were in place; (iii) we lacked adequate financial personnel; (iv) we lacked general computer controls and adequate procedures involving change management, and; (v) controls are inadequate to reasonably assume compliance with generally accepted accounting principles related to revenue.

We have begun to address the internal control weaknesses summarized above beginning in the first quarter of 2008, with the goal of eliminating such deficiencies by the end of 2008. We are working with a certified public accounting firm to serve as our internal auditors to further enhance our internal control environment and a Chief Financial Officer has been with the Company since August 20, 2007. The acquisitions of TSS/Vortech will require the development of more robust disclosure controls and procedures, which we are currently developing. Management will continue to monitor, evaluate and test the operating effectiveness of these controls during 2008.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal executive offices are located at 9841 Broken Land Parkway, Columbia, Maryland 21046. We have both cancelable and non-cancelable operating leases and do not own any real property. Our subsidiaries operate from leased administrative offices and shop facilities. We believe that our facilities are adequate for our current operations and additional facilities would be available if necessary.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against us. From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, warrants, and units began trading on The Nasdaq Capital Market (NASDAQ) on August 1, 2007 under the symbols “FIGI,” “FIGIW,” and “FIGIU,” respectively. Prior and up to trading on the NASDAQ, our common stock, warrants, and units were traded on the FINRA Over-the-Counter Bulletin Board (OTCBB) under the symbols “FAAC,” “FAACW,” and “FAACU,” respectively. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00. The closing price per share of our common stock, warrants and units as reported by NASDAQ on March 25, 2008 was $4.37, $0.43 and $5.30, respectively. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, warrants and units, as reported by NASDAQ from August 1, 2007 and OTCBB bid quotations prior to August 1, 2007, which reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

	Common Stock		Warrants		Units
Year ended December 31, 2007	High	Low	High	Low	High	Low
First Quarter	$5.70	$5.23	$0.94	$0.20	$7.50	$6.00
Second Quarter	$5.60	$4.91	$0.95	$0.57	$7.36	$6.04
Third Quarter	$6.53	$5.13	$1.80	$0.63	$10.00	$6.50
Fourth Quarter	$6.06	$4.77	$1.30	$0.47	$8.50	$6.00

Year ended December 31, 2006
First Quarter	$5.60	$5.22	$0.78	$0.36	$7.15	$5.95
Second Quarter	$5.54	$5.35	$0.83	$0.49	$7.20	$6.23
Third Quarter	$5.50	$5.35	$0.55	$0.41	$6.65	$6.12
Fourth Quarter	$5.62	$5.40	$0.51	$0.40	$6.55	$6.25

Stockholders

As of February 29, 2008, there were 24 stockholders of record of our 12,089,221 outstanding shares of common stock (does not reflect persons or entities that hold their shares of common stock in nominee or “street” name through various brokerage firms), 1 holders of record of our units and 1 holders of record of our warrants.

Dividends

We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Item 6.	SELECTED FINANCIAL DATA

The following table was derived from the audited consolidated financial statements of Fortress International Group, Inc. and its subsidiaries for each of the three years ended December 31, 2005, 2006 and 2007 and for the period from December 20, 2004 (inception) through December 31, 2004. The selected financial data for each of the periods ended December 31, 2006 have been derived from our consolidated financial statement, which financial statements have been audited by Goldstein Golub Kessler LLP, an independent registered public accounting firm and the selected financial data for the period from January 1, 2007 through January 19, 2007 and from January 20, 2007 through December 31, 2007 have been audited by Grant Thornton LLP, an independent registered public accounting firm. The information for the period ended December 31, 2007 includes operations of TSS/Vortech from January 20, 2007 through December 31, 2007. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Fortress International Group, Inc.
					For the period
					December 20, 2004
	(Successor)				(inception) to
	2007	2006	2005		Decmeber 31, 2004

Results of Operations:
Revenue	$50,455,823	$-	$		$-
Cost of revenue	42,071,361	-		-	-
Gross profit	8,384,462	-		-	-

Operating expenses:
Selling, general and administrative	14,563,111	689,120		319,694	-
Depreciation and amortization	394,913	-		-	-
Amortization of intangibles	2,109,222	-		-	-
Total operating costs	17,067,246	689,120		319,694	-
Operating income (loss)	(8,682,784)	(689,120)		(319,694)	-
Interest income (expense), net	806,518	1,666,806		525,430	(1,056)
Income (loss) before income taxes	(7,876,266)	977,686		205,736	(1,056)
Income tax expense (benefit)	(499,155)	332,414		74,194	-
Net Income (loss) from continuing operations(1)	$(7,377,111)	$645,272		$131,542	$(1,056)
Per Common Share:
Basic and diluted net income (loss) from continuing operations(1)	$(0.63)	$0.07		$0.03	$0.11
Dividends(2)	-	-		-	-
Financial Position:
Total assets	$77,399,061	$46,045,619		$43,778,513	$25,000
Current portion of long-term debt(3)	1,650,306	-		-	-
Long-term debt, less current portion(3)	7,848,661	-		-	-
Common stock, subject to possible conversion,
1,559,220 at conversion value (4)	-	8,388,604		8,388,604	-
Stockholders’ and members’ equity (5)	47,853,675	35,595,775		34,950,503	23,944

(1)	During 2007 we completed a series of acquisitions as follows:

A.	On January 19, 2007, we purchased TSS/Vortech.
B.	On May 7, 2007, we purchased substantially all of the assets of Comm Site of South Florida, Inc.
C.	On September 24, 2007, we purchased 100% of outstanding stock of Innovative.
D.	On November 30, 2007, we purchased all of the membership interests of Rubicon.

The TSS/Vortech, Comm Site, Innovative and Rubicon results of operations and financial position are included in our consolidated financial statements from the respective dates of their acquisition. During 2007, we recorded revenue attributable to TSS/Vortech of 48,595,473, Comm Site of $250,000, Innovative of $1,182,808, and Rubicon of $427,542.

(2)
We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

(3)
In conjunction with acquisition of TSS/Vortech, Innovative, and Rubicon we, in a non-cash exchange, issued notes payable, bearing interest at 6%, to the respective sellers. During the third quarter 2007, we paid $2.0 million of cash to retire $2.5 million of notes payable issued to Mr. Rosato in conjunction with the sale of TSS/Vortech. The net $0.5 million difference was recorded as an addition to additional paid-in capital.

(4)	We had initially anticipated that 1,559,220 shares of our common stock would be subject to conversion; however, only 756,100 shares were converted.
(5)
We used approximately $2,036,015 of our cash to purchase 379,075 shares of our common stock at an average price of $5.37 per share. We retired 221,000 of the repurchased shares on June 13, 2007. The repurchase program was suspended during the third quarter of 2007.

The following table was derived from the audited consolidated financial statements of TSS/Vortech and its subsidiaries for the period from January 1, 2007 through January 19, 2007 (acquisition date) and for each of the four years ended December 31, 2006, 2005, 2004 and 2003. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Predecessor (TSS/Vortech)
	Period from
	Janaury 1, 2007
	ending January 19, 2007	2006	2005	2004	2003

Results of Operations:
Revenue	$1,412,137	$60,154,971	$58,632,293	$21,302,997	$12,330,785
Cost of revenue	1,108,276	48,172,911	50,056,924	15,769,341	$8,392,786
Gross profit	303,861	11,982,060	8,575,369	5,533,656	3,937,999

Operating expenses:
Selling, general and administrative	555,103	8,165,386	5,419,618	4,363,144	2,083,889
Depreciation and amortization	33,660	277,664	228,279	151,331	48,019
Amortization of intangibles	-	-	-	-	-
Total operating costs	588,763	8,443,050	5,647,897	4,514,475	2,131,908
Operating income (loss)	(284,902)	3,539,010	2,927,472	1,019,181	1,806,091
Other income (expense), net	3,749	(24,084)	(35,184)	(29,139)	(3,957)
Income from continuing operations	(281,153)	3,514,926	2,892,288	990,042	1,802,134
Loss (gain) from discontinued operations	-	-	(252,845)	252,845	-
Income (loss) from continuing operations	$(281,153)	$3,514,926	$3,145,133	$737,197	$1,802,134
Per Common Share: (1)
Basic and diluted income (loss) from continuing operations	$-	$-	$-	$-	$-
Dividends	-	-	-	-	-
Financial Position:
Total assets	$10,346,091	$13,962,112	$14,099,310	$6,001,953	$5,448,474
Current portion of long-term debt	72,808	76,934	72,808	116,654	48,726
Long-term debt, less current portion	79,524	81,679	160,652	369,579	167,015
Stockholders’ and members’ equity	1,889,323	3,413,862	2,591,634	356,117	1,276,437

(1) The Predecessor was a Limited Liability Company accordingly no earnings per share data is computed.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Business Formation and Overview

       We were incorporated in Delaware on December 20, 2004 as a special purpose acquisition company formed under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.

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

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as “Total Site Solutions” (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to “Fortress International Group, Inc.”  TSS/Vortech provides comprehensive services for the planning, design, and development of mission critical facilities and information infrastructure. The details of the TSS/Vortech acquisition are provided in Item 1, Part I,  “Business-Background of Fortress International Group, Inc” in this Annual Report on Form 10-K.

After our initial acquisition of TSS/Vortech, management continued an acquisition strategy to expand our geographical footprint, add complimentary services, and diversify and expand our customer base. We acquired substantially all of the assets of Comm Site of South Florida, Inc. on May 7, 2007, 100% of the outstanding stock of Innovative Power Solutions, Inc. and Quality Power Solutions, Inc. on September 24, 2007, and 100% of the membership interests of Rubicon Integration, L.L.C. on November 30, 2007. Subsequent to year end on January 2, 2008, we purchased 100% of the outstanding stock of SMLB, Ltd.

As a result of these acquisitions, fiscal year 2007 was our first year to engage in operations, generating revenue and incurring debt and expenses.

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

During the past three years, our revenue growth has been driven mainly by government spending on homeland security initiatives spurred by the events of September 11, 2001. These events have also affected businesses, which are increasing spending on data security and privacy. These homeland security initiatives include projects that require the relocation, renovation and upgrade of mission-critical facilities to protect critical government information networks and data processing centers against attacks. In addition to these factors there are other drivers that cause our market to remain robust. Legislation such as Sarbanes Oxley compliance for publicly traded companies, HIPPA laws regarding protection and availability of data for healthcare organizations and the government’s critical infrastructure protection program for industries that are vital to our economy have resulted in such companies having the need to invest to protect their networks, the reliability of those networks, and maintain their ability to perform transactions that are financial or informational in nature. With respect to these critical infrastructure systems, we focus on physical security, network security, redundancies for uninterruptible power supply systems, electrical switch gear, stand-by power generators, heat rejection and cooling systems, fire protection systems, monitoring and control systems, and security systems, as well as the physical environment that houses critical operations. We help our customers plan for, prevent or mitigate against the consequences of attacks, power outages and natural disasters. We provide our services, directly and indirectly, to both government customers and private sector customers.

We have obtained a facility clearance from the United States Department of Defense. This clearance enables the companies to access and service restricted government projects. In addition to the facility clearance, TSS has successfully cleared over one-third of its employees, allowing them individual access to restricted projects and facilities. Several additional employees are currently in the process for clearance.

During the fiscal year 2007, we have expanded our sales reach by opening offices in New York, Chicago and Miami. We plan to continue to expand geographically through internal growth initiatives, as well as through potential acquisitions of specialized mission-critical engineering, IT services firms (primarily in the United States) and mission-critical facility management companies.

Our customers include United States government and homeland defense agencies and private sector businesses that in some cases are the end user of the facility or in other cases are providing a facility to a government end user. We categorize contracts where a government agency is the ultimate end user of the facility as government-related contracts.

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

Operations Overview

We contract with our customer under three primary contract types: cost-plus-fee (guaranteed maximum price), time-and-materials, and fixed-price contracts. Cost-plus-fee (guaranteed maximum price) contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee contracts.

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Thus, once we are awarded new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded.

Cost of revenue includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants, equipment and materials, and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. Typically, the larger contracts are broader in scope and require more diverse capabilities, thus resulting in more subcontracted labor. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital.

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangible assets related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

Our operating income, or revenue minus cost of revenue, selling, general and administrative expenses, and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, how we manage our costs, and the amortization charges resulting from acquisitions.

        Our cash position is driven primarily by the level of net income, working capital in accounts receivable, capital expenditures and acquisition activities.

      Contract Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents our estimate of anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contracts. We have broken our backlog into the following three categories: (i) technology consulting consisting of services related to consulting and/or engineering design contracts; (ii) construction management and (iii) facility management.

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis and time and materials basis and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At December 31, 2007, we have authorizations to proceed with work for approximately $32.4 million or 19% of our total backlog of $172.9 million. Additionally, approximately $118 million or 68% of our backlog relates to a single customer at December 31, 2007.

As of December 31, 2007, our backlog was approximately $172.2 million, compared to approximately $20.6 million at December 31, 2006. We believe that approximately 50% of the backlog at December 31, 2007 will be recognized during over the next twelve months. The following table reflects the value of our backlog in the above three categories as of December 31, 2007 and December 31, 2006, respectively.

	(Successor) December 31, 2007	(Predecessor)December 31, 2006
Technology consulting	$3.9	$1.3
Construction management	154.1	11.8
Facilities management	14.9	7.5

Total Backlog	$172.9	$20.6

Related Party Transactions

We have in the past, and continue to have, transactions with related parties and such transactions are reviewed by the audit committee of our board of directors in accordance with our audit committee charter. We believe that all of our related party transactions are reflected at arm’s length terms.  For a discussion of certain relationships and related party transactions, see Note 14 —Related Party Transactions of the Notes to Consolidated Financial Statements. The table below summarizes our related party transactions:

	(Successor)	(Predecessor)
	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2007	2006

Revenue	$0.4	$2.4
Cost of revenue	4.3	7.5
Selling, general and administrative	0.6	1.3

Overview of 2006

We neither engaged in any operations, generated any revenues nor incurred any debt or expenses during the period ended December 31, 2006, other than for rent and administrative support, taxes, accounting and legal fees associated with our public reporting obligations, and expenses related to pursuing acquisitions of target businesses. Our activity from inception until January 19, 2007 was focused on preparing for and consummating our initial public offering and then identifying and investigating target businesses for a business combination.

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

        We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectibility is reasonably assured. The Company's revenue is derived from the following types of contractual arrangements: fixed-price contracts, time and material contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). The Company’s primary source of revenue is from fixed price contracts and we apply Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

Revenue from fixed price contracts is recognized on the percentage of completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This method is used because management considers cost incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

Revenue on time-and-material contracts is recognized based on the actual labor hours performed at the contracted billable rates, and costs incurred on behalf of the customer. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company's progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise its estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revisions becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

Under certain circumstances, the Company may elect to work at risk prior to receiving an executed contract document. The Company has a formal procedure for authorizing any such at risk work to be incurred. Revenue, however, is deferred until a contract modification or vehicle is provided by the customer.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on an analysis of our historical experience with bad debt writeoffs and an aging of the accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Non-cash Compensation

We apply the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), therefore, the recognition of the value of the instruments results in compensation or professional expenses in an our financial statements. The expense differs from other compensation and professional expenses in that these charges, though generally permitted to be settled in cash, are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such warrants are exercised or restricted stock vests. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

   The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. None of these events have occurred for the periods presented. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

Long-Lived Assets (Excluding Goodwill)

 In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of its long-lived assets as of December 31, 2007 are fully realizable.

Income Taxes

        Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income, as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

        Effective January 1, 2007, we were required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, we were in essence a “blank check” company with no substantive operations. Management has concluded that the adoption of FIN 48 had no material effect on our financial position or results of operations. As of December 31, 2007, we do not have any material gross unrecognized tax benefit liabilities. However, management is still in the process of evaluating the various tax positions associated with the acquisition of Innovative and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities may be covered by indemnification provisions provided in the acquisition agreements or may result in an adjustment to goodwill.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue recognition, recovery of long-lived assets, useful lives of long-lived assets, accruals for estimated tax and stock compensation expense. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated results of operations or financial condition upon adoption on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No.141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; and (4) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No.160 requires noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be restated to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. This statement is effective for the Company beginning January 1, 2009. We currently do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations or financial condition.

Results of Operations

Year ended December 31, 2007 (Successor) compared to the year ended December 31, 2006 (Successor)

Revenue and operating costs and expenses. The Company had no operating revenues or cost of revenues in the year ended December 31, 2006, compared to $50.5 million of revenues and $42.1 million in cost of revenues in the year ended December 31, 2007.

        Selling, general and administrative expenses. Selling, general and administrative expenses of $0.7 million for the year ended December 31, 2006 were related to the pursuit of potential acquisition candidates. For the year ended December 31, 2007, the $14.6 million of selling, general and administrative expenses were related to our operations of the acquired companies.

         Depreciation. There was no depreciation expense in the year ended December 31, 2006. For the year ended December 31, 2007, the $0.4 million of depreciation expense was related to our operations of the acquired companies.

Amortization of intangible assets. There was no amortization of intangible assets in the year ended December 31, 2006. For the year ended December 31, 2007, the $2.1 million of amortization expense reflects the amortization of intangible assets resulting from the acquisitions of TSS/Vortech, Innovative and Rubicon.

         Interest income (expense), net   Interest income, net was $0.8 million in the year ended December 31, 2007, and interest income was $1.7 million for the year ended December 31, 2006. The interest income for the period ended December 31, 2006 was primarily related to earnings on funds that were held in trust until we consummated the acquisition of TSS/Vortech, which occurred on January 19, 2007. The interest income for the period ended December 31, 2007 was primarily lower due to lower average invested balances and higher expense associated with promissory notes issued in conjunction with our acquistions.

          Provision for income taxes. The income tax benefit was $0.5 million for the year ended December 31, 2007 from an income tax expense of $0.3 million for the year ended December 31, 2006.

Year ended December 31, 2007 (Successor) compared to year ended December 31, 2006 (Predecessor)

Revenue. Revenue decreased $9.7 million to $50.5 million for the year ended December 31, 2007 from $60.2 million for the year ended December 31, 2006. The decrease in revenue is primarily attributable to our transition from dependence on a single customer, whose contracts were substantially completed in 2007, to a more diversified customer base.

Cost of Revenue. Cost of revenue decreased $6.1 million to $42.1 million for the year ended December 31, 2007 from $48.2 million for the year ended December 31, 2006. The decrease in cost of revenue is primarily attributable to decline in contract volume and the transition in contracted revenue largely from a single customer to a more diversified customer base.

Gross Margin Percentage. Gross margin percentage decreased approximately 300 basis points to 17% for the year ended December 31, 2007 from 20% for the year ended December 31, 2006. The decline in gross profit is primarily attributable to the contract mix of work being performed.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.4 million to $14.6 million for the year ended December 31, 2007 from $8.2 million for the year ended December 31, 2006. The increase in expense is associated primarily with additional costs of being a public company and increased headcount in the proposal, sales and marketing departments, as we sought to simultaneously grow and diversify our customer base in 2007.

         Depreciation. Depreciation expenses increased $0.1 million to $0.4 million for the year ended December 31, 2007 from $0.3 million for the year ended December 31, 2006. The increase was driven by a higher average depreciable base.

         Amortization of intangible assets. Amortization expense increased to $2.1 million for the year ended December 31, 2007 from $0 for the year ended December 31, 2006. For the year ended December 31, 2007, the $2.1 million of amortization expense reflects the amortization of intangible assets resulting from the acquisitions of TSS/Vortech, Innovative and Rubicon. The predecessor had no amortizable intangibles in 2006.

         Interest income (expense), net. Interest income, net was $0.8 million in the year ended December 31, 2007 as compared to $0 for the year ended December 31, 2006. The interest income for the period ended December 31, 2007 was primarily attributable to interest of $1.3 million on invested cash balances, offset in part by interest expense of $0.5 million associated with promissory notes issued in acquisitions.

          Provision for income taxes. The income tax benefit was $0.5 million for the year ended December 31, 2007 as compared to $0.0 million for the year ended December 31, 2006. The predecessor company was a limited liability company, and therefore the entity was not taxed rather its members were responsible for any tax obligation.

Year ended December 31, 2006 (Successor) compared to the year ended December 31, 2005 (Successor)

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.4 million to $0.7 million for the year ended December 31, 2006 from $0.3 million for the year ended December 31, 2005. The costs are associated were related to the pursuit of acquisition candidate and increased due primarily to a partial year of operations from July 25, 2005 (IPO) through December 31, 2005.

Interest income, (expense), net. For the year ended December 31, 2006, we had total income of $1.7 million, consisting of net interest income on investments held in trust and on cash balances maintained. This represented an increase of $1.2 million, or 217%, from the year ended December 31, 2005 due to the completion of our initial public offering on July 20, 2005.

Provision for income taxes. The provision for income taxes increased $0.2 million to $0.3 million for the year ended December 31, 2006 from $0.1 million for the year ended December 31, 2005. The increase in the provision is associated with the $0.5 million increase in income from operations due to higher net interest income on investments held in trust

Liquidity and Capital Resources

Overview

	Successor (Fortress International Group, Inc.)

	2007	2006	2005

Cash used in operations	$(4,554,793)	$(780,496)	$(252,074)
Cash provided by (used in) investing	26,286,893	(224,704)	(41,964,000)
Cash provided by (used in) financing	(8,567,237)	20,000	43,183,621
Net increase (decrease) in cash	$13,164,863	$(985,200)	$967,547

From inception through January 19, 2007, we operated solely as an investment vehicle to acquire an operating company consistent with our purpose. We completed our initial public offering July 20, 2005, resulting in funds of approximately $43.2 million, net of issuance costs. We invested the net proceeds from our initial public offering (IPO) in short term U.S. treasury bills and used the earned interest to fund our operating costs associated with our pursuit of acquisition candidates. Investing activity from inception through January 19, 2007 was limited to investing our IPO proceeds in a trust account. Aside from the IPO, no significant financing activity occurred through January 19, 2007.

On January 19, 2007, we acquired TSS/Vortech and transitioned to an operating company.

	Successor	Predecessor
	December 31,	December 31,
	2007	2006	Change

Cash provided by (used in) operations	$(4,554,793)	$3,912,514	$(8,467,307)
Cash provided by (used in) investing	26,286,893	(488,459)	26,775,352
Cash used in financing	(8,567,237)	(2,799,292)	(5,767,945)
Net increase (decrease) in cash	$13,164,863	$624,763	$12,540,100

For the year ended December 31, 2007, we had cash and cash equivalents of $13,172,210. For the year ended December 31, 2006 we had cash and cash equivalent of $7,437 and cash held in trust of $44,673,994. As of January 19, 2007 and December 31, 2006, the predecessor had cash and cash equivalent of $1,322,317 and $2,361,838, respectively.

Operating Activity

Net cash provided by operations decreased $8.5 million to $ 4.6 million used by operations for this successor year ended December 31, 2007 from $ 3.9 million provided by operations for the predecessor for the year ended December 31, 2006. The decline in operating cash flow is primarily attributable to the following:

•
Increase in net loss. We had a $7.5 million increase in our net loss excluding non-cash items such as provisions for bad debt, depreciation, amortization, equity-based expense, provision for income taxes and other non-cash charges. As discussed above during 2007 fiscal year, we incurred increased costs associated with being a public company and sought to align our headcount consistent with our objective of diversifying our customer concentration and growing revenue over the long-term. Our current backlog growth is indicative of this strategic effort and we expect that such backlog will turn into operating cash flows in the future.

•
Increase in working capital. Net changes in operating assets and liabilities increased approximately $0.9 milllion accounting for the remaining decline in operating cash flows. The decrease is attributable primarily to timing on contracts, as management seeks to balance customer and vendor cash flows via contractual terms standard to our industry.

Investing Activity

Net cash provided by investing was attributable to our transition to an operating Company and the release of investments held in trust for general operating purposes. Net cash used in 2006 reflects only purchase of property plant and equipment at levels generally consistent with 2007, and accordingly the increase is primarily attributable to the following:

•
Sale of investments held in Trust. Upon the approval of the TSS/Vortech acquisition, we sold approximately $44.7 million in trust investments to fund the cash portion the acquisition and related operations, and repay dissenting shareholders electing to receive their IPO proceeds back.

•
Acquisitions. We purchased four companies during the year resulting in a net cash investment of approximately $18.0 million. We initially invested approximately $11.5 million, net of acquisition costs and acquired cash, toward the purchase of TSS/Vortech, and subsequently invested $6.5 million, net of acquisition costs and acquired cash, toward the purchase of Comm Site, Innovative and Rubicon.

Financing Activity

Net cash used in financing increased approximately $5.7 million. Predecessor financing activities were comprised of members’ distributions. Successor cash used in financing activities consisted primarily of the following:

•
Repurchase. We used $6.4 million to repurchase our common stock associated with the election of conversion rights by our dissenting shareholders in connection with our acquisition of TSS/Vortech and share buy back program through the first half of the year.

•
Non-Cash Debt Issuance. In connection with our purchase of TSS/Vortech, we issued to selling members Mr. Rosato and Mr. Gallagher a total of $10.0 million in convertible, unsecured promissory notes, bearing interest at 6% per annum and repayable over a five-year term.

In connection with our purchase of Innovative, we issued to selling members $0.3 million unsecured promissory notes, bearing interest at 6% per annum and repayable over a three-year term. Additionally, the sellers were entitled to a contingently issuable note in the event Innovative achieves certain earnings targets.

During the fourth quarter Innovative achieved 2007 financial targets for 2007 established in the purchase agreement, resulting in an additional note of $0.1 million.

In connection with our purchase of Rubicon, we issued contingent consideration in the form of two unsecured promissory notes issuable up to a maximum of $1.5 million and $2.0 million contingently issuable. The notes are issuable in the event of achievement of certain operational and financial targets for December 2007 and calendar year 2008. The notes bear interest at 6% from the purchase date and are payable upon achievement of the targets.

During the fourth quarter, Rubicon achieved certain 2007 earnings targets established in the purchase agreement, resulting in an unsecured promissory note of $1.5 million due on January 31, 2008.

For a discussion of our acquisitions, see Note 2 —Acquisitions of the Notes to Consolidated Financial Statements.

•
Debt Repayments. We paid $2.2 million in repayment of debt, consisting primarily of the $2.0 million to retire the promissory note due to our Chief Executive Officer. Our Chief Executive Officer, Thomas P. Rosato, used the proceeds to purchase our common stock and warrants in the open market pursuant to a 10b5-1 Plan.

The share repurchase program was suspended in the third quarter 2007. We expect to retain future earnings, if any, for use in possible expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months. We may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing shareholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of acquisition plan, which could impact our business, financial condition and earnings.

Off-Balance Sheet Arrangements

At December 31, 2007, we had no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table summarizes our future contractual obligations and commercial commitments of the Company at December 31, 2007, as further described in the notes to our consolidated financial statements:

		Less than
	Total	1 Year	1-3 Years	3-5 Years

Long-term debt	$9,498,967	$1,650,306	$7,223,664	$624,997
Operating leases	2,851,585	870,035	1,925,410	56,140
Contractual purchase commitments	14,897,631
Total	$27,248,183	$2,520,341	$9,149,074	$681,137

Contractual purchase commitments represent outstanding purchase orders at December 31, 2007.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements.

Our exposure to market risk for changes in interest rates relates to our cash equivalents. Our cash and cash equivalents are highly liquid and consist of maturies less than 90 days. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. If market interest rates were to increase by one percent from December 31, 2007, the fair value of our portfolio would decline less than approximately $0.1 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortress International Group, Inc.

Index to Financial Statements and Financial Statement Schedule	Number

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 (Successor), December 31, 2006 (Successor), January 19, 2007 (Predecessor) and December 31, 2006 (Predecessor)	F-6
Consolidated Statements of Operations for the three years ended December 31, 2007 (Successor), December 31, 2006 (Successor) and December 31, 2005 (Successor), and for the period from January 1, 2007 through January 19, 2007 (Predecessor) and for the years ended December 31, 2006 (Predecessor) and December 31, 2005 (Predecessor)
F-7
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2007 (Successor), 2006 (Successor) and 2005 (Successor) and Consolidated Statements of Members’ Equity for the period from January 1, 2007 through January 19, 2007 (Predecessor), and for the years ended December 31, 2007 (Predecessor) and 2006 ( Predecessor).
F-8
Consolidated Statements of Cash Flows for the three years ended December 31, 2007 (Successor), December 31, 2006 (Successor) and December 31, 2005 (Successor), and for the period from January 1, 2007 through January 19, 2007 (Predecessor) and for the years ended December 31, 2006 (Predecessor) and December 31, 2005 (Predecessor)
F-9
Notes to Consolidated Financial Statements	F-10

Financial Statement Schedules:

Schedule - II Valuation Accounts

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortress International Group, Inc.

We have audited the accompanying consolidated balance sheet of Fortress International Group, Inc. and Subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. Our audit of the basic financial statements included the financial statement schedule for the year ended December 31, 2007 listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortress International Group, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein for the year ended December 31, 2007.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
March 28, 2008

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Fortress International Group, Inc.

We have audited the accompanying combined balance sheet of Vortech, L.L.C. and VTC, L.L.C. (the “Company”) (a Delaware corporation) as of January 19, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2007 through January 19, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America as established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Vortech, L.L.C. and VTC, L.L.C. as of January 19, 2007, and the combined results of their operations and their cash flows for the period from January 1, 2007 through January 19, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Fortress International Group, Inc.

We have audited the accompanying balance sheet of Fortress International Group, Inc. (formerly Fortress America Acquisition Corporation) (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortress International Group, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 27, 2007

Report Of Independent Registered Public Accounting Firm

To the Members
Vortech, LLC and VTC, LLC
Beltsville, Maryland

We have audited the accompanying combined balance sheet of Vortech, LLC and VTC, LLC (the Company) as described in Note 1 to the financial statements, as of December 31, 2006 and the related combined statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Vortech, LLC and VTC, LLC as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S., generally accepted accounting principles.

Baltimore, Maryland
March 27, 2007

PART I - FINANCIAL INFORMATION

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Successor (Fortress International Group, Inc.)		Predecessor (TSS/Vortech)

	December 31,	December 31,	January 19,	December 31,
	2007	2006	2007	2006

Current Assets
Cash and cash equivalents	$13,172,210	$7,347	$1,322,317	$2,361,838
Investments held in trust	-	44,673,994	-	-
Contract and other receivables, net	18,349,140	-	6,261,988	9,960,851
Costs and estimated earnings in excess of billings on uncompleted contracts	1,322,254	-	1,559,045	480,540
Prepaid expenses and other current assets	301,487	3,750	233,894	125,276
Income taxes receivable	893,322	-	-	-
Due from affiliated entities	-	-	-	201,670

Total Current Assets	34,038,413	44,685,091	9,377,244	13,130,175
Property and equipment, net	1,044,545	-	904,689	810,747
Goodwill	20,714,967	-	-	-
Intangible assets, net	21,089,136	-	-	-
Other assets	512,000	1,360,528	64,158	21,190

Total Assets	$77,399,061	$46,045,619	$10,346,091	$13,962,112

Liabilities, Stockholders’ and Members’ Equity
Current Liabilities
Notes payable, current portion	$1,650,306	$-	$72,808	$76,934
Accounts payable and accrued expenses	16,121,492	913,222	6,641,718	8,503,024
Billings in excess of costs and estitmated earnings on uncompleted contracts	3,880,279	-	1,662,718	1,243,042
Advances from stockholder	-	20,000	-	-
Income taxes payable	-	586,283	-	-
Interest income on common stock subject to possible redemption	-	541,735	-	-
Deferred compensation payable	-	-	-	643,571

Total Current Liabilities	21,652,077	2,061,240	8,377,244	10,466,571
Convertible notes payable, less current portion	7,500,000	-	-	-
Notes payable, less current portion	348,611	-	79,524	81,679
Other liabilities	44,648	-	-	-

Total Liabilities	29,545,386	2,061,240	8,456,768	10,548,250

Common stock, subject to possible redemption 1,559,220 shares	-	8,388,604	-	-
Commitments and Contingencies	-	-	-	-
Stockholders’ and Members’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-	-	-
Common stock-- $.0001 par value, 100,000,000 shares authorized; 12,150,400 and 9,550,000 issued; 11,992,325 and 9,550,000 outstanding, at December 31, 2007 and 2006 respectively (which includes 0 and 1,559,220 shares subject to possible redemption, respectively)	1,214	955	-	-
Additional paid-in capital	55,268,012	34,819,062	-	-
Treasury stock, 158,075 and 0 shares at December 31, 2007 and December 31, 2006, respectively, at cost	(814,198)	-	-	-
Retained earnings (accumulated deficit)	(6,601,353)	775,758	-	-
Members’ equity	-	-	1,889,323	3,732,115
Note receivable from affiliate	-	-	-	(318,253)

Total stockholders’ and members’ equity	47,853,675	35,595,775	1,889,323	3,413,862

Total liabilities, common stock subject to redemption, and stockholders’ and members’ equity	$77,399,061	$46,045,619	$10,346,091	$13,962,112

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

				Predecessor
	Sucessor for the Year Ended			For the period January 1,	For the Year Ended
	December 31,			(inception) to	December 31,	December 31,
	2007	2006	2005	Janaury 19, 2007	2006	2005

Results of Operations:
Revenue	$50,455,823	$-	$-	$1,412,137	$60,154,971	$58,632,293
Cost of revenue	42,071,361	-	-	1,108,276	48,172,911	50,056,924
Gross profit	8,384,462	-	-	303,861	11,982,060	8,575,369

Operating expenses:
Selling, general and administrative	14,563,111	689,120	319,694	555,103	8,165,386	5,419,618
Depreciation and amortization	394,913	-	-	33,660	277,664	228,279
Amortization of intangibles	2,109,222	-	-	-	-	-
Total operating costs	17,067,246	689,120	319,694	588,763	8,443,050	5,647,897
Operating income (loss)	(8,682,784)	(689,120)	(319,694)	(284,902)	3,539,010	2,927,472
Interest income (expense), net	806,518	1,666,806	525,430	3,749	(24,084)	(35,184)
Income (loss) from continuing operations before income taxes	(7,876,266)	977,686	205,736	(281,153)	3,514,926	2,892,288
Income tax expense (benefit)	(499,155)	332,414	74,194	-	-	-
Income (loss) from continuing operations	(7,377,111)	645,272	131,542	(281,153)	3,514,926	2,892,288
Gain on discontinued operations	-	-	-	-	-	252,845
Net income (loss)	$(7,377,111)	$645,272	$131,542	$(281,153)	$3,514,926	$3,145,133
Per Common Share (Basic and Diluted): (1)
Basic and diluted net income (loss) per share	$(0.63)	$0.07	$0.03	-	-	-
Weighted average common shares outstanding-basic and diluted	11,698,895	9,550,000	5,107,534	-	-	-

(1) Basic and diluted earnings per share are the same, as the inclusion of dilutive securities would have an anti-dilutive impact due to reported net losses. The Predecessor was a limited liability Company accordingly no earnings per share data is computed.

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

	Successor (Fortress International Group, Inc.)
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2005	1,250,000	$125	$24,875	-	$-	$(1,056)	$23,944
Redemption of common stock	(1,250,000)	(125)	(24,875)				(25,000)
Common shares issued March 9, 2005 at $0.01429 per share	1,750,000	175	24,825				25,000
Common shares issued July 20, 2005, net of underwriters’ discount and offering expenses (includes 1,399,300 shares subject to possible conversion)	7,000,000	700	38,687,329	-	-	-	38,688,029
Common shares issued August 24, 2005, net of underwriters’ discount and offering expenses (includes159,920 shares subject to possible conversion)	800,000	80	4,495,412	-	-	-	4,495,492
Proceeds subject to possible conversion of 1,559,220 shares	-	-	(8,388,604)				(8,388,604)
Proceeeds from issuance of option	-	-	100				100
Net income for the period	-	-	-			131,542	131,542

Balance at December 31, 2005	9,550,000	955	34,819,062	-	-	130,486	34,950,503
Net income for the period						645,272	645,272

Balance at December 31, 2006	9,550,000	955	34,819,062	-	-	775,758	35,595,775
Issuance of common stock related to acquisitions	2,831,968	283	15,463,276	-	-	-	15,463,559
Purchase of treasury stock 379,075, retired 221,000 shares	(221,000)	(22)	(1,221,795)	158,075	(814,198)	-	(2,036,015)
Reclassify common stock subject to possible redemption 1,559,220 shares	-	-	8,388,604	-	-	-	8,388,604
Repurchase of shares from dissenting shareholders, net of tax effect of deferred interest	(756,100)	(76)	(4,160,289)				(4,160,365)
Discount received on repayment of promissory note to officer			500,000				500,000
Warrant exercise	14,700	1	73,499				73,500
Non-cash compensation	730,832	73	1,405,655	-	-	-	1,405,728
Net loss for the period						(7,377,111)	(7,377,111)

Balance at December 31, 2007	12,150,400	$1,214	$55,268,012	158,075	$(814,198)	$(6,601,353)	$47,853,675

Predecessor
Members’
Equity
Beginning balance January 1, 2005	$356,117
Distributions	(559,616)
Net income	3,145,133
Balance December 31, 2005	2,941,634
Distributions	(2,724,445)
Net income	3,514,926
Balance December 31, 2006	3,732,115
Distributions	(1,561,639)
Net loss	(281,153)
Balance January 19, 2007	$1,889,323

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor (Fortress International Group, Inc.)			Predecessor (TSS/Vortech)
	For the Year Ended				For the Year Ended
	2007	2006	2005	For the period January 1, to Janaury 19, 2007	December 31, 2006	December 31, 2005
Cash Flows from Operating Activities:
Net (loss) income	$(7,377,111)	$645,272	$131,542	$(281,153)	$3,514,926	$3,145,133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	394,913	-	-	33,660	277,664	228,279
Amortization of intangibles	2,562,741	-	-	-	-	-
Allowance for doubtful accounts	79,611	-	-	-	50,000	(26,876)
Stock and warrant-based compensation	1,405,728	-	-	-	-	-
Benefit from income taxes	(499,155)			-	-	-
Other non cash income, net	(222,597)	-	-	-	-	-
Gain from discontinued operations	-	-	-	-	-	(252,845)
Changes in operating assets and liabilities, net of effects of acquisitions:
Contracts and other receivables	(11,057,579)	-	-	3,698,863	1,125,982	(8,440,587)
Costs and estimated earnings in excess of billings on uncompleted contracts	652,937	-	-	(1,078,505)	47,954	434,595
Prepaid expenses	(50,988)	46,415	(50,165)	(108,618)	(119,079)	(2,236)
Due from affiliates	-	-	-	519,923	(118,150)	(285,303)
Other assets	425,972	(358,675)	(132,000)	(42,968)	17,796	(146,809)
Accounts payable and accrued expenses	7,689,253	162,765	104,252	(1,861,306)	256,574	5,066,299
Billings in excess of costs and estitmated earnings on uncompleted contracts	2,149,719	-	-	419,676	(1,656,686)	1,361,266
Interest income attributable to common stock subject to possible redemption	-	(2,070,193)	(639,801)	-	-	-
Other liabilities	(708,236)	793,920	334,098	(643,571)	515,533	103,472
Net cash provided by (used in) operating activities	(4,554,792)	(780,496)	(252,074)	656,001	3,912,514	1,184,388

Cash Flows from Investing Activities:
Purchase of property and equipment	(357,974)	-	-	(127,602)	(488,459)	(59,521)
Purchase of investments held in trust	-	-	(41,964,000)	-	-	-
Sale of investments held in trust	44,673,994	-	-	-	-	-
Payments of deferred acquistion costs	-	(224,704)	-	-	-	-
Purchase of TSS/Vortech, net of cash received	(11,519,151)	-	-	-	-	-
Purchase of Comm Site of South Florida, Inc. net of cash received	(150,000)	-	-	-	-	-
Purchase of Innovative, net of cash received	(1,614,452)	-	-	-	-	-
Purchase of Rubicon Integration, L.L.C., net of cash received	(4,745,524)	-	-	-	-	-
Net cash provided by (used in) investing activities	26,286,893	(224,704)	(41,964,000)	(127,602)	(488,459)	(59,521)

Cash Flows from Financing Activities:
Proceeds of public offering, including over-allotment option exercise, and net of issuance costs	-	-	43,196,121	-
Payments on notes payable	(242,413)	-	-	(6,281)	(74,847)	(331,514)
Proceeds from issuance of notes payable, stockholders	-	20,000	57,500	-	-	-
Payment of notes payable, stockholders	(20,000)	-	(70,000)	-	-	-
Payment on promissory note payable to officer	(2,000,000)	-	-	-	-	-
Warrant exercise	73,500	-	-	-	-	-
Payment to shareholders electing to redeem their shares in connection with the TSS/Vortech acquisition	(4,342,310)	-	-	-	-	-
Proceeds from sale of shares of common stock	-	-	25,000	-	-	-
Redemption of common stock	-	-	(25,000)	-	-	-
Repurchase of treasury stock	(2,036,015)	-	-	-	-	-
Members’ distributions	-	-	-	(1,561,639)	(2,724,445)	(559,616)
Net cash provided by (used in) financing activities	(8,567,238)	20,000	43,183,621	(1,567,920)	(2,799,292)	(891,130)

Net Increase (Decrease) in Cash	13,164,863	(985,200)	967,547	(1,039,521)	624,763	233,737
Cash, beginning of period	7,347	992,547	25,000	2,361,838	1,737,075	1,503,338
Cash, end of period	$13,172,210	$7,347	$992,547	$1,322,317	$2,361,838	$1,737,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$523,268	$-	$-	$368	$24,084	$35,184
Cash paid for taxes	593,196	-	-	-	-	-
Supplemental disclosure of non cash Investing Activities:
Issuance of common stock in connection with the acquisition of TSS/Vortech	14,211,359	-	-	-	-	-
Accrual of acquisitions	-	645,149	-	-	-	-
Promissory notes payable issued in connection with the acquisition of TSS/Vortech	10,000,000	-	-	-	-	-
Issuance of common stock in connection with the acquisition of Innovative	150,075	-	-	-	-	-
Promissory notes issued in connection with the acquisition of Innovative	564,611	-	-	-	-	-
Promissory notes isssued in connection with the acquisition of Rubicon	1,517,753	-	-	-	-	-
Supplemental disclosure of non cash Financing Activities:
Discount received on repayment of promissory note to officer	500,000	-	-	-	-	-

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Significant Accounting Policies

Nature of Business and Organization

The consolidated financial statements are for the years ended December 31, 2007, 2006, and 2005 for Fortress International Group, Inc. (the “Successor Company”, “Fortress” or the “Company”) and are for the period January 1, 2007 to January 19, 2007 (the acquisition date) and the years ended December 31, 2006 and December 31, 2005 for VTC, L.L.C. t/a Total Site Solutions and Vortech, L.L.C. ( collectively the “Predecessor Company” or “TSS/Vortech”).

The Company was formed in Delaware on December 20, 2004 as a special purpose acquisition company formed under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.

On July 20, 2005, we closed our initial public offering (IPO) of 7,800,000 units, including an overallotment option of 800,000 units, with each unit consisting of one share of our common stock and two warrants (each to purchase one share of common stock at $5.00). Of the total IPO proceeds of $43,183,521, net of issuance, costs, $41,964,000 placed into a trust fund (Trust) and the remaining $1,219,521 were available to fund operations in the pursuit of acquiring a company.

On January 19, 2007, the Company acquired all of the outstanding interest in TSS/Vortech in exchange for a combination of cash, the Company’s common stock, and issuance of two convertible notes (See Note 2). The acquisition transformed the Company from a firm investing capital to an operating business. Concurrent with the acquisition, the Company changed its name to Fortress International Group, Inc.

The Company provides a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. The Company’s services consist of technology consulting, design and engineering, construction management, systems installations, facilities management.

After acquiring TSS/Vortech, the Company continued its expansion through the acquisition of  Comm Site of South Florida, Inc. (“Comm Site”) on May 7, 2007, Innovative Power Solutions, Inc. and Quality Power Solutions, Inc. (“Innovative”) on September 24, 2007, and Rubicon Integration, L.L.C. (“Rubicon”) on November 30, 2007. As applicable, the Company also acquired these companies’ operating subsidiaries. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2). All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectibility is reasonably assured. The Company’s revenue is derived from the following types of contractual arrangements: fixed-price contracts, time and material contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). The Company’s primary source of revenue is from fixed price contracts and the Company applies Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

Revenue from fixed price contracts is recognized on the percentage of completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This method is used because management considers cost incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

Revenue on time-and-material contracts is recognized based on the actual labor hours performed at the contracted billable rates, and costs incurred on behalf of the customer. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise its estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revisions becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

Under certain circumstances, the Company may elect to work at risk prior to receiving an executed contract document. The Company has a formal procedure for authorizing any such at risk work to be incurred. Revenue, however, is deferred until a contract modification or vehicle is provided by the customer.

Cost of revenue

Direct costs consist of all directly-related contract costs, including compensation costs for subcontract personnel, subcontract material cost and any other direct costs. Also appropriate indirect overhead costs are applied to employee direct labor, subcontractor direct labor and material costs and included as direct costs.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SPAS) No. 123R, Share Based Payment (SFAS No. 123R). On the date of adoption, with the exception of shares of common stock granted to certain individuals, the Company had not granted any options, warrants or similar instruments requiring measurement under SFAS No. 123R.  The Company has granted to third parties warrants for the purchase of its common stock for professional investment related services. Expense related to these warrants was computed using the fair value of the stock option as determined by an option pricing model, the Black-Scholes valuation model. We amortize stock-based costs for such awards on a straight-line method over the contractual term of the warrant agreement.

The company also grants shares of common stock to employees.  Share based compensation expense is recognized based on the fair market value of the shares on the date the shares are issued to employees over the vesting period taking into consideration the employment termination behavior experienced by the Company.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include salaries, wages and related benefits (including non-cash charges for stock based compensation), travel, insurance, rent, contract maintenance, advertising and other administrative expenses.

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

        Advertising expense for the Company was $1.2 million, $0 and $0 for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. For the period January 1, 2007 through January 19, 2007 and for the years ended December 31, 2006 and December 31, 2005, the predecessor incurred advertising expense of $0.1 million, $1.0 million, and $0.4 million, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation and amortization for the Company’s property and equipment are computed on straight-line method based on the following useful lives:

Depreciable
Lives
Vehicles	5
Trade equipment	5
Furniture and fixtures	7
Office equipment	3-7

       Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Repairs and maintenance costs are expensed as incurred.

Net income (Loss) Per Share

        Basic net income (loss) per share have been computed using the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, warrants, and restricted stock. Unvested restricted stock, options to purchase units, warrants to purchase common shares and notes convertible totaling 19,764,466 common shares were excluded in the computation of diluted loss per share in 2007 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive. Options to purchase units and warrants to purchase common shares totaling 17,700,000 were excluded in the computation of diluted loss per share in 2007 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on an analysis of its historical experience with bad debt writeoffs and aging of the accounts receivable balance. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

The successor company had recorded accounts receivable allowances of $65,000 and $0 at December 31, 2007 and December 31, 2006, respectively.  The predecessor had recorded accounts receivable allowances of $75,000 and $75,000 at January 19, 2007 and December 31, 2006, respectively.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable. At December 31, 2007 bonds secured by customer accounts receivable totaled $0.6 million. The predecessor had similar such bonds at January 19, 2007 and December 31, 2006 of $0.4 million an $0.9 million, respectively.

Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Long-Lived Assets

        The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is evaluated for impairment at least annually.

        Other intangible assets primarily include customer contracts, customer relationships, and trademarks acquired in business combinations. The intangible assets with estimated useful lives are amortized on a straight-line basis over the expected period of benefit, which ranges from 1 to 8 years. Certain intangibles acquired in business combinations have an indefinite life. In accordance with SFAS No. 142, the Company evaluates its indefinite lived intangible assets for impairment annually or as circumstances change that could affect the recoverability of the carrying amount of the assets.

        The Company at least annually, or as events or circumstances change that could affect the recoverability of the carrying value of its long-lived assets, conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

        Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against the majority of the Company’s deferred tax assets, as the Company has concluded that under relevant accounting standards, it is more likely than not that deferred tax assets will be not be realizable. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue recognition, recoverability of long-lived and indefinite-lived assets, useful lives of long-lived assets, accruals for estimated liabilities that are probable and estimatable, and the fair value of stock and option grants. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition upon adoption on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We do not believe the adoption of SFAS No. 159 will have a material impact on our finanical statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No.141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; and (4) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No.160 requires noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be restated to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. This statement is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated results of operations or financial condition.

(2)  Acquisitions

In 2007, the Company transitioned from a special purpose acquisition company to an operating entity with its purchase of TSS/Vortech. The Company embarked on a strategy to build on to the TSS/Vortech operations through acquisitions that expand geographical reach, add complementary services, and access new key customers for additional selling opportunities. All of the acquisitions have been accounted for using purchase accounting. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. The value of Fortress common stock issued in connection with the acquisitions was determined based on the average closing price for Fortress common stock two days before and two days after the date the acquisition was announced multiplied by the number of shares issued.

TSS/Vortech

On January 19, 2007, Fortress acquired all of the outstanding membership interests of TSS/Vortech. In total, the Company paid consideration consisting of approximately (i) $11,519,151 in cash, including acquisition costs of $1,841,468 and net of $1,322,317 of acquired cash (ii) $14,211,359 of Fortress common stock, consisting of 2,602,813 shares of Fortress common stock, of which 2,534,988 shares were issued to the selling members and 67,825 shares were issued associated with acquisition costs, and (iii) $10,000,000 in two convertible promissory notes of $5,000,000 each, bearing interest at 6% (See Note 7).  Concurrent with the acquisition the Company issued 574,000 shares of restricted stock under the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan.

All of the shares issued to the selling members (2,534,988 shares) were placed into escrow accounts as follows: 2,461,728 into the General Indemnity escrow to secure the rights of Fortress under the acquisition and 73,260 shares into the Balance Sheet escrow subject to TSS/Vortech delivering $1,000,000 in working capital. These shares will be released subject to certain conditions under the respective agreements. Based on a determination of net working capital at the acquisition date, the Company has recorded a payable for approximately $200,000, included in accounts payable and accrued expenses in the December 31, 2007 consolidated balance sheet, expected to be paid to the sellers as a purchase price adjustment.

Shareholders owning 756,100 shares of Fortress common stock voted against the acquisition and requested to receive the pro rata share of cash in the Trust Fund. The Company paid approximately $4,342,000 in exchange for these shares.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cash portion of the payments made in the acquisition was financed entirely through the use of cash raised in the Company’s initial public offering and held in a trust fund prior to the closing of the TSS/Vortech acquisition. In connection with the acquisition of TSS/Vortech, holders of 756,100 shares of common stock voted against the acquisition and exercised their right to convert their shares of common stock into $5.74 of cash per share. An aggregate of $4,342,310 was paid to converting stockholders. These conversions were also funded with the proceeds of the Company’s IPO.

All of the shares of the Company’s common stock issued to Messrs. Rosato and Gallagher are subject to a lock-up agreement restricting the sale or transfer of those shares through July 13, 2008 and are being held in escrows maintained by the escrow agent (up to 2,461,728 shares held in a general indemnity escrow and 73,260 shares held in a balance sheet escrow). The shares of the Company’s stock issued to certain employees as restricted stock grants are subject to forfeiture if the receiving employee terminates his or her employment within three years of the acquisition closing date, in which event the forfeited shares will be delivered to the selling members.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including the following:

•
TSS/Vortech has a broad range of experience, contacts and service offerings in the mission-critical facility industry. TSS/Vortech has a very experienced and committed management team with strong core competencies. TSS has a significant number of personnel with security clearances which is important in the homeland security industry.

•
TSS/Vortech’s business model and potential for growth, increasing demand in its industry and its complete service offering when compared to other similar companies. In addition TSS/Vortech may provide the platform to assist us in managing acquisitions in the future.

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

Innovative Power Systems, Inc. and Quality Power Systems, Inc.

On September 24, 2007, Fortress acquired 100% of the issued and outstanding stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. (collectively “Innovative”) for aggregate consideration consisting of (i) $1,614,452 in cash, including acquisition costs of $112,420, and net of acquired cash of $244,968, (ii) a promissory note (the “Note”) for the aggregate amount of $300,000 payable to Sellers accruing at 6% annually from the date of issuance of the Note (the Note is payable in three years, based on a five-year amortization schedule, as described in the Note), (iii) 25,155 shares of common stock valued at $150,000 and (iv) additional contingent consideration if Innovative achieves certain targeted earnings for each of the calendar years 2007-2010, as further described in the agreement.

During the fourth quarter, Innovative achieved 2007 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $265,000, consisting of $200,000 in cash due on January 31, 2008 and a $65,000 promissory note, net of a $135,000 post closing working capital adjustment, accruing interest at 6% annually (the Note is payable in three years, based on a five-year amortization schedule, as described in the Note 7). The purchase agreement required working capital of $300,000 at September 24, 2007, while any excess or shortfall would result in consideration adjustment. Actual working capital was approximately $165,000, resulting in a $135,000 promissory note reduction consistent with terms in the purchase agreement.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including Innovative complementary experience, contacts and facilities maintenance offerings in the mission-critical facility industry and is complementary to the Company’s primary operations.

Rubicon Integration, L.L.C.

On November 30, 2007, Fortress acquired 100% of the membership interests of Rubicon Integration L.L.C. (Rubicon), for the aggregate closing consideration consisting of (i) $4,745,524 in cash, including acquisition costs of $198,043, net of cash acquired of $42,660 (ii) 204,000 shares of the Company’s common stock valued at $1,080,800, (iii) contingent consideration in the form of two unsecured promissory notes in the maximum amount of $1,500,000 and $2,000,000, respectively, plus interest accruing at 6% annually from November 30, 2007, the date of the issuance, payable to the Sellers upon the achievement of certain operational and financial targets for December 2007 and for the calendar year 2008, respectively, and (iv) additional earn-out amounts, contingent upon the achievement of certain earnings targets by Rubicon for each of the calendar years 2008-2009.

During the fourth quarter, Rubicon achieved certain 2007 earnings targets established in the purchase agreement, entitling the sellers to an unsecured promissory note of $1,517,753 due on January 31, 2008. Additionally, the purchase agreement required net working capital of $200,000 at the acquisition date, while any excess or shortfall would result in consideration adjustment. Actual working capital was approximately $290,141, resulting in additional cash payment of $90,141 due to the seller on January 31, 2008.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including Rubicon’s complementary experience, key customer relationships, and service offerings in the mission-critical facility industry.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation

Under business combination accounting, the purchase price for each of the acquired companies was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition dates. The allocation of the purchase price was based upon valuations performed for each acquired company. The valuations for TSS/Vortech and Innovative have been finalized. We expect to have Rubicon complete in the first quarter of 2008.

The valuations indicated that the estimated fair value of the assets acquired was less than the total of the purchase price paid and the liabilities assumed in the transactions. As a result, the excess purchase price was assigned to goodwill for each acquisition. These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations.  The transactions resulted in goodwill of $20.7 million of which $19.8 is expected to be deductible for income tax purposes.

Tangible and Other Intangible Long-Lived Assets

        In performing the purchase price allocation for each acquired company, the Company considered, among other factors, the intention for future use of acquired assets, analysis of historical financial performance and estimates of future performance of each acquired company’s products. The fair value of assets was based, in part, on a valuation using either a cost, income, or in some cases, market valuation approach and estimates and assumptions provided by management. The tangible assets primarily include personal property such as computers, software and service vehicles. Intangible assets consist primarily of customer relationships, order backlog, and trade name.

The preliminary estimated value and the range of amortizable lives of each of the components of intangible assets as of December 31, 2007 are as follows:

					Amortizable
	TSS/Vortech	Innovative	Rubicon	Total	Lives in Years
Intangible asset:
Trade name	$4,930,000	$60,000	$460,000	$5,450,000	Indefinite
In-place contracts	406,277	350,000	50,000	806,277	1-1.25
Customer relationships	14,100,000	560,000	2,000,000	16,660,000	5-8
Non competition agreement	-	50,600	685,000	735,600	2
Total Intangible	19,436,277	1,020,600	3,195,000	23,651,877
Accumulated amortization	(2,397,231)	(85,968)	(79,542)	(2,562,741)
Net intangible assets	$17,039,046	$934,632	$3,115,458	$21,089,136

Unaudited pro forma results of operations are as follows. The amounts are shown as if the TSS, Inovative and Rubicon acquisitions had occurred on January 1, 2006:

	2007	2006
Proforma revenue	$50,455,823	$60,154,971
Proforma operating (loss) income	(9,466,620)	(496,610)
Proforma pretax (loss) income	(8,660,102)	1,146,412
Proforma net (loss) income	(8,160,947)	813,698
Pro forma basic and diluted net (loss) per share	$(0.68)	$0.07
Weighted average common shares	12,003,664	12,381,968

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results of the combined enterprise.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adjusted fair values of the assets acquired and the liabilities assumed for the companies Fortress acquired in 2007 are as follows:

	TSS/Vortech	Comm site	Innovative	Rubicon	Total

Cash	$11,000,000	$150,000	$1,747,000	$4,590,141	$17,487,141
Common stock	14,211,359	-	150,075	1,080,800	15,442,234
Promissory notes to sellers	10,000,000	-	564,611	1,517,753	12,082,364
Acquistion costs	1,841,468	-	112,420	198,043	2,151,931
Total purchase price	37,052,827	150,000	2,574,106	7,386,737	47,163,670

Assets
Cash and equivalents	1,322,317	-	244,968	42,660	1,609,945
Contracts and other receivables	6,261,988	5,200	466,852	637,132	7,371,172
Costs and estimated earnings	1,559,045	-	317,868	98,278	1,975,191
Prepaid expenses	233,894	-	12,855	-	246,749
Total current assets	9,377,244	5,200	1,042,543	778,070	11,203,057

Property and equipment	904,689	10,177	163,947	3,048	1,081,861
Goodwill-Investment in Subsidiary	15,739,472	134,623	942,323	3,898,549	20,714,967
Identifiable intangibles, net	19,436,200	-	1,020,600	3,195,000	23,651,800
Other Assets	64,158	-	-	-	64,158
Total assets	45,521,763	150,000	3,169,413	7,874,667	56,715,843

Liabilities
Notes payable, current	72,808	-	6,684	-	79,492
Accounts payable and accrued expenses	6,653,886	-	398,903	487,930	7,540,719
Income taxes payable	-	-	114,075	-	114,075
Billings in excess of costs	1,662,718	-	67,842	-	1,730,560

Total current liabilities	8,389,412	-	587,504	487,930	9,464,846
Long-Term Liabilities
Notes payable, less current portion	79,524	-	-	-	79,524
Other long term liabilities	-	-	7,803	-	7,803
Total liabilities	8,468,936	-	595,307	487,930	9,552,173
Allocated purchase price	$37,052,827	$150,000	$2,574,106	$7,386,737	$47,163,670

(3) Investment Held in Trust

The Company held certain investments, consisting primarily of short term investments, in a trust account through January 19, 2007. All such investments were disposed as of January 19, 2007.

(4) Property and Equipment

Property and equipment consisted of the following:

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Predecessor
	December 31,	Decmber 31,	January 19,	December 31,
	2007	2006	2007	2006
Vehicles	$164,576	$-	$393,185	$393,185
Trade equipment	135,482		67,829
Leasehold improvements	500,040	-	584,544	584,544
Furniture and fixtures	32,753	-	14,732	14,732
Office equipment	606,607	-	416,087	373,450
	1,439,458	-	1,476,377	1,365,911
Less accumulated depreciation	(394,913)		(571,688)	(555,164)
	$1,044,545	$-	$904,689	$810,747

Depreciation of fixed assets was $0.4 million for the year ended December 31, 2007 for the successor. For the predecessor for the period January 1, 2007 through January 19, 2007 and for the years ended December 31, 2006 and December 31, 2005, depreciation expense totaled $0.0, $0.3 million, and $0.2 million, respectively.

(5) Goodwill and Other Intangibles

The Company recognized goodwill associated with its four acquisitions during 2007. As of December 31, 2007, goodwill totaled $20.7 million of which approximately $19.8 million is deductible for income tax purposes. The predecessor had no goodwill.

Other intangibles at December 31, 2007 were related to the following acquisitions:

					Amortizable
	TSS/Vortech	Innovative	Rubicon	Total	Lives in Years
Intangible asset:
Trade name	$4,930,000	$60,000	$460,000	$5,450,000	Indefinite
In-place contracts	406,277	350,000	50,000	806,277	1-1.25
Customer relationships	14,100,000	560,000	2,000,000	16,660,000	5-8
Non competition agreement	-	50,600	685,000	735,600	2
Total Intangible	19,436,277	1,020,600	3,195,000	23,651,877
Accumulated amortization	(2,397,231)	(85,968)	(79,542)	(2,562,741)
Net intangible assets	$17,039,046	$934,632	$3,115,458	$21,089,136

Intangible asset amortization expense totaling $2,562,741 has been included in the accompanying consolidated statement of operations related to the above intangibles, of which $453,442 is included in cost of revenue for the year ended December 31, 2007. The Company estimates amortization expense will be $2.9 million in 2008, $2.5 million in 2009, $2.2 million in 2010, $2.2 million in 2011 and $2.1 million in 2012 and $3.8 million thereafter.

During the fourth quarter of 2007, the Company performed an impairment analysis of the intangible assets acquired pursuant to SFAS 142 and SFAS 144. The Company did not recognize an impairment loss, as the carrying amount of infinite-lived intangible assets was determined to be recoverable.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed as follows:

	Successor
	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net income (loss)	$(7,377,111)	$645,272	$131,542
Basic and diluted weighted average common shares	11,698,895	9,550,000	5,107,534
Earnings per share	$(0.63)	$0.07	$0.03

Unvested restricted stock, options to purchase units, convertible unsecured promissory notes, and warrants outstanding as of December 31, 2007 to purchase 954,166, 2,100,000, 1,000,000, and 15,710,300 shares of common stock, respectively, options were not included in the computation of diluted net loss per common share for the year ended December 31, 2007, as their inclusion would be anti-dilutive.

Options to purchase units and warrants outstanding as of December 31, 2006 to purchase 2,100,000 and 15,600,000 shares of common stock, respectively, options were not included in the computation of diluted net loss per common share for the year ended December 31, 2007, as their inclusion would be anti-dilutive.

No weighted average common shares or income (loss) per share amounts are shown for the predecessor since the predecessor was limited liability company whose capital structure consisted of membership interests. As such, no weighted average number of outstanding shares and earnings per share are presented.

(7) Notes Payable

 Long-term debt was as follows:

	Successor		Predecessor
	December 31,	December 31,	January 19,	December 31,
	2007	2006	2007	2006

Convertible Unsecured promissory notes, due 2012 (6.0%)	$7,500,000	$-	$-	$-
Unsecured promissory note, due 2011 (6.0%)	394,611	-	-	-
Unsecured promissory note, due 2008 (6.0%)	1,517,753	-	-	-
Vehicle notes	86,603	-	152,332	158,613
Total debt	9,498,967	-	152,332	158,613
Less current portion	1,650,306	-	72,808	76,934
	$7,848,661	$-	$79,524	$81,679

In connection with the TSS/Vortech acquisition, the Company entered into two convertible unsecured promissory notes payable (in equal amounts with each the Company’s Chief Executive Officer and President ) totaling $10,000,000. The notes bear interest at six percent per year and have a term of five years. Interest only is payable during the first two years of each note with principal payments commencing on the second anniversary (January 19, 2009) and continuing throughout the balance of the term of the notes in equal quarterly installments totaling $833,333. Subsequent to the retirement described below, the recalculated quarterly principal installments total $625,000 over the original term. At any time after the sixth month following the closing of the acquisition, the notes are convertible into shares of our common stock at a conversion price of $7.50 per share. At any time after the sixth month following the closing of the acquisition, the notes are automatically convertible if the average closing price of Fortress common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

On August 29, 2007 the Company entered into an agreement with the Chief Executive Officer ( the “CEO”) to retire $2,500,000 of the note due to him by paying $2,000,000 and the CEO agreed to use the proceeds to purchase the Company’s common stock and warrants. The prepayment discount realized of $500,000 has been recorded as additional paid-in capital. This transaction was completed on September 28, 2007.

In connection with the Innovative acquisition, the Company entered into an unsecured promissory note with the sellers in the amount of $300,000. The note bears interest at six percent per year and has a three year tem. Quarterly, interest is payable and quarterly principal installments of $15,000 commence December 31, 2007 with a final balloon payment of $120,000 due on December 31, 2010. Based on achieving certain earnings targets through December 31, 2007 and net of a purchase price adjustment associated with working capital, Innovative sellers received an additional promissory note of approximately $65,000 at December 31, 2007. see Note 2. The additional unsecured promissory note is in similar form to the unsecured promissory note issued at closing, bearing interest at six percent per year and has a three year term. Quarterly interest is payable and quarterly principal installments of $8,200 commence March 31, 2008 with a final balloon payment of $65,600 due on March 31, 2011.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Rubicon acquisition, the Company was obligated to issue unsecured promissory notes totaling $1.5 million and $2.0 million contingent on Rubicon achieving certain earnings targets for the month ended December 31, 2007 and certain revenue bookings targets for 2008, respectively. As described in footnote 2 above, Rubicon exceeded earnings targets for the month ended December, 31 2007, resulting in the issuance of a promissory note totaling $1.5 million due January 31, 2008 per the terms of the purchase agreement. Rubicon’s achievement of the revenue bookings targets for 2008 was not determinable beyond a reasonable doubt, therefore the $2.0 million contingent note was not issued at December 31, 2007.

The Company is obligated under multiple notes payable arrangements through October 2010 totaling $106,885 that bear interest at rates up to six percent, and are secured by vehicles.

Scheduled principal repayments at December 31, 2007 are as follows:

2008	$1,650,306
2009	1,970,912
2010	2,672,750
2011	2,580,002
2012	624,997
Total	$9,498,967

(8) Advance from Stockholder

In December 2006, an Initial Stockholder, officer and director made payments totaling $20,000 on behalf of the Company. These payments are non interest bearing and due on demand. Such amounts have been included in Advances from Stockholders in the December 31, 2006 balance sheet. These advances were repaid by the Company in January 2007.

(9) Employee Benefit Plans

Restricted Stock

On January 17, 2007, the stockholders of the Company approved the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 2.1 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock. To date grants under the plan have been limited to shares of restricted stock, which were granted to the recipients at no cost and generally restrictions lapse over a three year period. Concurrent with the acquisition of TSS/Vortech, the Company issued 574,000 shares of restricted stock under the Plan.

The fair value of restricted stock awarded for the years ended December 31, 2007 totaled $5.3 million and was calculated using the value of Fortress’ common stock on the grant date and is being amortized over the restriction lapse periods of the awards taking into account the effect of an estimated forfeiture rate of 12% associated with termination behavior. The Company recognized non-cash compensation associated with restricted stock of $1.2 million for the year ended December 31, 2007.  As of December 31, 2007, the total compensation cost related to unvested restricted stock or restricted stock not yet recognized was $3.4 million with a weighted average remaining vest life of 2.3 years.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in restricted stock and restricted stock units are shown in the following table:

		Weighted
		Average
		Grant Date
	Number	Fair Value
Unvested December 31, 2006	-	$-
Granted restricted stock	970,833	5.47
Vested restricted stock	(16,667)	5.43
Unvested December 31, 2007	954,166	$5.47

The Company did not grant any stock-based awards to employees prior to fiscal year 2007.

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $15,500 in 2007. The Company matches 50% of employee contributions up to 6% of eligible earnings or applicable regulatory limits. The Company made 401(k) Plan matching contributions in cash of approximately $222,000 for the year ended December 31, 2007. The predecessor contributed approximately $15,000, $163,000 and $71,000 for the period from January 1, 2007 through January 19, 2007, for the year ended December 31, 2006 and December 31, 2005, respectively. The Company’s matching contributions were recorded in selling, general and administrative expenses.

(10) Common Stock Repurchases

In January 2007, the Company repurchased 756,100 shares of those shareholders that voted against the acquisition of TSS/Vortech and requested that their shares be redeemed at the then per share trust value of $5.74 per share (including deferred interest of $0.38 per share).

Prior to the consummation of the acquisition of TSS/Vortech, the Company announced and implemented a common stock repurchase program under which it may purchase up to 3,000,000 shares of common stock. Currently the Board of Directors has authorized the repurchase of up to 500,000 shares under this program.  For the year ended December 31, 2007, the Company paid approximately $2.0 million in cash to redeem 379,075 shares of common stock at an average price of $5.37 per share. On June 13, 2007 the Company retired 221,000 shares from these redemptions and currently has 158,075 shares of Treasury Stock.

(11) Options to Purchase Units and Warrants

Total warrants outstanding at December 31, 2007 and 2006 were 17,810,300 and 17,700,000, respectively.

In conjunction with initial public offerings, the Company issued 15,600,000 warrants to purchase one share of common stock with an exercise price of $5.00 and an expiration date of July 11, 2009. During the fourth quarter of 2007, a warrant exercise resulted in the issuance of 14,700 shares of common stock and related cash proceeds of $73,500. As part of the underwriter’s fee associated with our IPO, Sunrise Securities Corporation received an option to purchase 700,000 units at an offering price of $7.50 per unit. Units are convertible to one share of common stock and two warrants. Each warrant is convertible to one share of common stock at an exercise price of $6.25. The units are set to expire July 11, 2010.

In February 2007, the Company entered into an agreement with an advisor in which it was obligated to issue a warrant for the purchase of 125,000 shares of our common stock. The warrants have an exercise price of $5.00 and an expiration date of July 11, 2009. The fair value of these warrants has been determined using the Black Sholes model and is recognized over the term of the agreement. For the year ended December 31, 2007, the Company recognized $234,000 of stock-based compensation expense which has been recorded as selling, general and administrative expense.

(12) Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision (benefit) for income taxes consists of the following:

	For the Period Ended December 31,
	2007	2006
Current:
Federal	$(897,283)	$691,089
State	—	—
Deferred:
Federal	(1,730,703)	(358,675)
State	(347,573)
Total provision (benefit) for income taxes before valuation allowance	$(2,975,559)	$332,414
Change in valuation allowance	2,476,404	—
Total provision (benefit) for income taxes	$(499,155)	$332,414

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2006
Gross current deferred taxes:
Deferred tax assets:
Bad debts	$22,123		$—
Accrued expenses	17,719		—
Net operating loss carryover	412,632		—
Deferred compensation	142,191		—
Gross current deferred tax assets before valuation allowance	594,665		—
Valuation allowance	(445,180)		—
Gross current deferred tax assets	$149,485		$—

Deferred tax liabilities:
Tax accounting differences for long-term contracts	(75,899)		—
Prepaid expenses	(59,535)		—
Deferred current tax liabilities	$(135,434)	$
Net current deferred taxes	$14,051		$—

Non-current deferred taxes:
Deferred tax assets:
Interest income deferred for financial reporting purposes	$—		$183,702
Net operating loss carryover	1,219,628		—
Expenses deferred for income tax purposes	325,521		306,973
Deferred compensation	521,945		—
Depreciation	63,453		—
Gross non-current deferred tax assets before valuation allowance	2,130,547		490,675
Valuation allowance	(1,595,059)		—
Gross non-current deferred tax assets	$535,488		$490,675

Deferred tax liabilities:
Amortization of goodwill and other	(549,539)		—
Deferred non-current tax liabilities	(549,539)		—
Net non-current deferred taxes	$(14,051)		$490,675

In 2007, the company has reported a net operating loss and expects, $2,627,418 of this loss will be carried back to prior years resulting in a refund of federal income taxes of $893,322. The remainder, or $4,113,066, will be carried forward to future years, and will expire in 2028. The Company has recorded a deferred tax asset of $1,632,260 reflecting the federal and state benefit of the remaining loss carryforwards.

The Company does not believe its net operating loss will be limited under Internal Revenue Code Section 382 and believes it will also be available for state income tax purposes subject to state carryforward limitations.

The Company has established a partial valuation allowance with respect to a portion of these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization. The Company believes that it is more likely than not that the benefit of the net deferred tax assets will not be fully realized based on the Company’s current year loss and estimated future taxable income.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carryforward loss has not resulted in a fully reported tax benefit because of an offsetting valuation allowance for deferred tax assets that results from the inability to determine the realizability of those assets.

The Company’s provision for income taxes for the year ended December 31, 2006 consists primarily of federal income taxes on interest income.

In determining the Company’s provision (benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

The Company acquired all issued and outstanding stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. effective September 24, 2007. The Company has recorded $470,173 of deferred tax liabilities related to this acquisition. This deferred tax liability is off-set in purchase accounting by a corresponding reduction in the Company’s previously recorded valuation allowance against net deferred tax assets.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income taxes” (“FIN 48”). The Company has analyzed its current tax reporting compliance positions for all open years, and has determined that it does not have any material unrecognized tax benefits. Accordingly, the Company has omitted the tabular reconciliation schedule of unrecognized tax benefits. The Company does not expect a material change in unrecognized tax benefits over the next 12 months. All of the Company’s prior tax federal, Maryland and Virginia filings since inception remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2002 tax year forward for both federal and Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2003 tax year forward for both federal and Virginia purposes.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	For the Period Ended December 31,
	2007	2006

Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	-	-
Effect of permanent differences	(0.3)
Effect of valuation allowance	(27.4)
Total	6.3%	34.0%

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee of the Company’s board of directors reviews and approves these transactions with each of these affiliated entities.

S3 Integration L.L.C. S3 Integration L.L.C. (S3 Integration) is owned 15% each by the Company’s Chief Executive Officer and President. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Systems, L.L.C. (Chesapeake Systems) is 9% owned and significantly indebted to the Company’s Chief Executive Officer. Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Mission Critical, L.L.C. (Chesapeake MC) is 9% owned each by the Company’s Chief Executive Officer and its President. Additionally, it is significantly indebted to the Company’s Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Tower Systems, Inc. Chesapeake Tower Systems, Inc. (Chesapeake) is 100% owned by the Company’s Chief Executive Officer. On February 28, 2007 Chesapeake sold substantially all of its assets to Chesapeake Systems and Chesapeake MC and, except for an office space sublease agreement, does not engage in any business with the Company. Chesapeake was a manufacturer’s representative and distributor of mechanical and electrical equipment, which Chesapeake sold to the Company. In addition, the Company acted as a subcontractor to Chesapeake for certain equipment installation on project-by-project basis.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CTS Services, L.L.C. (CTS) is 55% owned by the Company’s Chief Executive Officer and 5% owned by the Company’s Treasurer. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed.

L.H. Cranston Acquisition Group, Inc. L.H. Cranston Acquisition Group, Inc. (Cranston) is 25% owned by the Company’s Chief Executive Officer. Cranston is a mechanical, electrical and plumbing contractor that acts, directly or through its Subsidiary L.H. Cranston and Sons, Inc., as subcontractor to the Company on a project-by-project basis.

Telco P&C, L.L.C. Telco P&C, L.L.C. is 55% owned by the Company’s Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco as needed.

Automotive Technologies, Inc. Automotive Technologies, Inc. is 60% owned by the Company’s Chief Executive Officer and provides vehicle maintenance and repair services to the Company.

TPR Group, L.L.C. TPR Group, L.L.C. is 100% owned by the Company’s Chief Executive Officer and has provided human resources, employee benefit, and administrative services to TSS/Vortech.

TPR Group Re Three, L.L.C. As of November 1, 2006, TPR Group Re Three, L.L.C. (TPR Group Re Three) is owned 50% each by the Company’s Chief Executive Officer and its President. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The Company had an independent valuation, which determined the lease to be at fair value.

CSI Engineering, Inc. (CSI), which was 9% owned by the Company’s President, acts as an engineering services subcontractor to the Company and the Company acts as an electrical subcontractor to CSI. As of December 31, 2006 the President no longer had an interest in CSI.

GR Partners GR Partners, which is owned 50% by the Company’s Chief Executive Officer and President, leases office and field equipment to the Company under the terms of an equipment lease. In addition, the predecessor Company has paid fees for management services (which is included in general and administrative expenses).

The following table sets forth transactions the Company has entered into with the above related parties for the year ended December 31, 2007 and 2006 (Successor), and Predecessor transactions for the period January 1, 2007 through January 19, 2007 and for the years ended December 31, 2006 and 2005. It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Succesor)			(Predecessor)
	Year Ended	Year Ended		Year Ended	Year Ended
	December 31,	December 31,	January 19,	December 31,	December 31,
	2007	2006	2007	2006	2005
Revenue
CTS Services, L.L.C.	$183,532	$-	1,800	$88,017	189,743
CSI Engineering, Inc.	-	-	-	2,289,102	3,627,743
Chesapeake Systems, L.L.C.	105,965	-	-	-	-
Chesapeake Mission Critical, L.L.C.	106,627	-	-	-	-
Chesapeake Tower Systems, Inc.	-	-	-	16,183	7,729
S3 Integration, L.L.C.	-	-	-	1,668	18,204
TPR Group, L.L.C.	-	-	-	1,772	8,808
Total	$396,124	$-	1,800	$2,396,742	3,852,227

Cost of Revenue
CTS Services, L.L.C.	$3,439,631	$-	82,032	$4,473,118	3,425,784
CSI Engineering, Inc.	-	-	-	501,974	380,586
Chesapeake Systems, L.L.C.	161,178	-	-	-	-
Chesapeake Mission Critical, L.L.C.	144,924		-	-	-
Chesapeake Tower Systems, Inc.	1,052	-	8,225	925,833	7,387,225
GR Parnters	-	-	-	-	508,234
S3 Integration, L.L.C.	267,848	-	-	848,160	6,628
LH Cranston & Sons, Inc.	234,252	-	-	769,672	2,001,354
Telco P&C, L.L.C.	29,174	-	-	17,268	17,268
Total	$4,278,059	$-	90,257	$7,536,025	13,727,079

Selling, general and administrative
Management fees paid to TPR Group, L.L.C.	$-	$-	-	$836,400	-
Management fees paid to GR Partners	-	-	-	50,935	275,000
Office rent paid on Chesapeake sublease agmt	207,671	-	16,016	256,465	190,727
Office rent paid to TPR Group Re Three, L.L.C.	384,271	-	26,472	65,392	-
Equipment rent paid to GR Partners	-	-	-	66,987	33,066
Vehicle repairs to Automotive Technologies, Inc.	4,442	-	656	25,148	26,165
Management fees to CTS Services	-	-	-	-	534,700
Total	$596,384	$-	43,144	1,301,327	524,958

	Successor		(Predecessor)
	December 31,	December 31,	January 19,	December 31,	December 31,
	2007	2006	2007	2006	2005
Accounts receivable/(payable):
CTS Services, L.L.C.	$44,821		231,135	$229,335	4,669
CTS Services, L.L.C.	(2,969,671)		(207,195)	(405,091)	(275,553)
CSI Engineering, Inc.	-		-	199,317	854,455
CSI Engineering, Inc.	-		-	(78,351)	(8,795)
Chesapeake Systems, L.L.C.	611		-	-	-
Chesapeake Systems, L.L.C.	(873)		-	-	-
Chesapeake Mission Critical, L.L.C.	104,397		-	-	-
Chesapeake Mission Critical, L.L.C.	(18,950)		-	-	-
Chesapeake Tower Systems, Inc.	-		2,336	2,802	94
Chesapeake Tower Systems, Inc.	-		(8,225)		(469,418)
Telco P&C, L.L.C.	(8,000)			-	(4,174)
GR Partners	-			(2,801)	(14,785)
LH Cranston & Sons, Inc.	(11,575)			-	(615,622)
S3 Integration, L.L.C.	-		150	150	9,381
S3 Integration, L.L.C.	(60,556)		(42,918)	-	-
Total Accounts receivable	$149,829	$-	$233,621	$431,604	868,599

Total Accounts (payable)	$(3,069,625)	$-	$(258,338)	$(486,243)	(1,388,347)

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reportable Segment

The Company reviewed its services by units to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company.  Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

(15) Commitments, Contingencies and Other

Leases

Under operating leases, the Company leases certain facilities, equipment and vehicles for use in its operations. Total rent expense for the successor was $1.0 million and $0.1 million for the year ended December 31, 2007 and December 31, 2006, respectively. For the period January 1, 2007 through January 19, 2007 and for the years ended December 31, 2006 and December 31, 2005, the predecessor incurred rent expense of $0.0 million, $0.4 million, and $0.2 million, respectively.

The aggregate minimum rental commitments under non-cancelable leases for the periods shown at December 31, 2007, are as follows:

Year
2008	$870,035
2009	719,747
2010	641,296
2011	564,367
2012	56,140
Total	$2,851,585

The Company occupied office space provided by an affiliate of an Initial Stockholder. Such affiliate agreed that, until the acquisition or a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company paid such affiliate $7,500 per month for such services. Rent expense under this agreement amounted to $90,000 and $37,500 for the twelve month periods ended December 31, 2006 and December 31, 2005, respectively.

Legal Matters

The Company is not party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company. From time to time, we are involved in various legal matters and proceeding concerning matters arising in the ordinary course of business. The Company currently estimates that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on its financial position, results of operations of cash flows.

Employment Agreements

On January 19, 2007, the Company entered into employment agreements with its Chairman, Chief Executive Officer and President and a consulting agreement (the agreements) with an entity controlled by the Vice-Chairman, each of whom have been serving in that capacity since then. In August 2007, the Company entered into an employment agreement with its Chief Financial Officer. The employment agreements were filed as part of a current report on Form 8-K on January 25, 2007 and on August 8, 2007, respectively. The agreements specify annual salary, benefits and incentive compensation for the terms of the agreement.  The agreements also provide for twelve months salary if the employee or consultant is terminated other than for cause.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
if the highest average share price of Company’s common stock during any 60 consecutive trading day period between the closing of the acquisition and July 13, 2008 exceeds $14.00 per share, each of the Chief Executive Officer and President will be entitled to $5.0 million worth of additional shares.

Customer Concentration

The Company earned approximately 36% of its revenue from three customers for the year ended December 31, 2007. Accounts receivable from these customers at December 31, 2007 was $7.7 million. For the predecessor years ended December 31, 2006 and December 31, 2005, the Company earned approximately 63% and 78%, respectively, of it’s revenue from one customer. Accounts receivable from this customer were $4.8 million and $7.8 million at December 31, 2006 and 2005, respectively.

(16) Unaudited Quarterly Financial Data

Successor
2007 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$18,223,808	$12,692,772	$10,862,307	$8,676,937
Operating loss	(1,645,046)	(2,725,168)	(2,650,115)	(1,662,454)
Net income	(1,165,087)	(2,621,052)	(2,558,964)	(1,032,008)
Net income per share – basic and diluted	$(0.10)	$(0.22)	$(0.21)	$(0.09)

2006 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Total interest income	$449,400	$444,941	$410,904	$361,561
Net income	124,118	207,978	190,839	122,337
Net income per share – basic and diluted	$0.02	$0.02	$0.02	$0.01

Predecessor*
		2006 Quarter Ended
	January 1, 2007 through January 17, 2007	December 31,	September 30,	June 30,	March 31,
Revenue	$1,412,137	$12,854,954	$12,573,856	$18,445,839	$16,280,322
Operating income (loss)	(284,902)	324,820	541,237	1,257,233	1,415,720
Net income	$(281,153)	$314,858	$536,813	$1,252,500	$1,410,755

2005 Quarter Ended		December 31,	September 30,	June 30,	March 31,
Revenue		$15,204,834	$15,733,713	$18,038,896	$9,654,850
Operating income (loss)		30,645	1,047,658	1,768,948	80,221
Net income		$21,579	$1,707,244	$1,345,263	$71,047

* The Predecessor was a limited liability company accordingly no earnings per share data is computed.

Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods.

(17) Subsequent Events

On January 2, 2008, the Company acquired all of the outstanding stock of SMLB, Ltd, which provides consulting, facility management and equipment integrations services for the mission-critical facilities in the Chicago area. The closing consideration consisted of (i) $2.0 million in cash, (ii) the issuance of 96,896 commons shares valued at approximately $500,000, (iii) promissory note of $500,000 bearing interest at 6% over a five year term, (iv) additional earn-out amounts contingent upon the achievement of certain earnings targets by SMLB for each of the calendar years 2008-2009.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and performed an evaluation under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

Through December 31, 2006, we had no operations, no full-time personnel and very few personnel of any kind. Our activities from inception in late 2005 and into 2006 focused on completing our initial public offering, identifying acquisition candidates and then completing the acquisition of TSS/Vortech on January 19, 2007. As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective at that time for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

In January 2007 we acquired TSS/Vortech and re-evaluated our internal control process during 2007 based on the framework in "Internal Control-Interpreted Framework" issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this re-evaluation, we have determined that our internal control over financial reporting is ineffective as of December 31, 2007. We had neither the resources, nor the personnel, to provide for an adequate internal control environment. The following material weaknesses in our internal control over financial reporting were noted at December 31, 2007: (i) we did not have the ability to segregate duties; (ii) we lacked the formal documentation of policies and procedures that were in place; (iii) we lacked adequate financial personnel; (iv) we lacked general computer controls and adequate procedures involving change management, and; (v) controls are inadequate to reasonably assume compliance with generally accepted accounting principles related to revenue.

We have begun to address the internal control weaknesses summarized above beginning in the first quarter of 2008, with the goal of eliminating such deficiencies by the end of 2008. We are working with a certified public accounting firm to serve as our internal auditors to further enhance our internal control environment and a Chief Financial Officer has been with the Company since August 20, 2007. The acquisitions of TSS/Vortech will require the development of more robust disclosure controls and procedures, which we are currently developing. Management will continue to monitor, evaluate and test the operating effectiveness of these controls during 2008.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding our directors, executive officers and corporate governance matters may be found in Fortress International Group, Inc.’s Proxy Statement relating to our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2008 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the 2008 Proxy Statement and is incorporated herein by reference

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Public Accountants” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)  Financial Statements:

We have filed the following documents as part of this Annual Report on Form 10-K:

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 (Successor), December 31, 2006 (Successor), January 19, 2007 (Predecessor) and December 31, 2006 (Predecessor)	F-6
Consolidated Statements of Operations for the three years ended December 31, 2007 (Successor), December 31, 2006 (Successor) and December 31, 2005 (Successor), and for the period from January 1, 2007 through January 19, 2007 (Predecessor) and for the years ended December 31, 2006 (Predecessor) and December 31, 2005 (Predecessor)
F-7
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2007 (Successor), 2006 (Successor) and 2005 (Successor) and Consolidated Statements of Members’ Equity for the period from January 1, 2007 through January 19, 2007 (Predecessor), and for the years ended December 31, 2007 (Predecessor) and 2006 ( Predecessor).
F-8
Consolidated Statements of Cash Flows for the three years ended December 31, 2007 (Successor), December 31, 2006 (Successor) and December 31, 2005 (Successor), and for the period from January 1, 2007 through January 19, 2007 (Predecessor) and for the years ended December 31, 2006 (Predecessor) and December 31, 2005 (Predecessor)
F-9
Notes to Consolidated Financial Statements	F-10

15(a) (2). Summplementary Financial Data:

Schedule II—Valuation and Qualifying Accounts for fiscal year ended December 31, 2007, and the period from January 1, 2007 through January 19, 2007 and years ended 2006 and 2007.

	Balance at			Balance at
	Beginning			End of
Successor	of Period	Additions	Deductions	Period

2007
Allowance for doubtful accounts	-	(79,611)	14,611	(65,000)
Allowance for unrealizable deferred tax assets	-	(2,476,404)	436,165	(2,040,239)

2006
Allowance for unrealizable deferred tax assets

	Balance at			Balance at
	Beginning	Additions		End of
Predecessor	of Period	at Cost	Deductions	Period

January 1, 2007-January 19, 2007
Allowance for doubtful accounts	(75,000)	-	-	(75,000)
2006
Allowance for doubtful accounts	(25,000)	35,112	(85,112)	(75,000)

(2) Financial Statements Schedules:

(3) Index to Exhibits:

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

3.1.1
Amendment to the Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A-1 to the Company’s Definitive Proxy Statement filed on May 22, 2007 and incorporated herein by reference)

3.2
Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)

4.1
Specimen Unit Certificate (previously filed with the Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 No. 333-123504, effective July 13, 2005 and incorporated herein by reference)

4.2
Specimen Common Stock Certificate (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-123504, effective July 13, 2005 and incorporated herein by reference)

4.3
Specimen Warrant Certificate (previously filed with the Commission as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-123504, effective July 13, 2005 and incorporated herein by reference)

4.4
Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (previously filed with the Commission as Exhibit 4.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

4.4.1
Warrant Clarification Agreement between Continental Stock Transfer & Trust Company and the Company (previously filed with the Commission as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference)

4.4.2
Warrant Clarification Agreement No. 2 between Continental Stock Transfer & Trust Company and the Company (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006 and incorporated herein by reference)

4.5	Unit Purchase Option (previously filed with the Commission as Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)
4.5.1
Amendment to Unit Purchase Option (previously filed with the Commission as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference)

4.5.2
Amendment No. 2 to Unit Purchase Option (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2006 and incorporated herein by reference)

10.1
Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference)

10.2
Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2007 and incorporated herein by reference)

10.3
Escrow Agreement (Balance Sheet Escrow) dated January 19, 2007 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, Thomas P. Rosato as Members’ Representative, and SunTrust Bank (previously filed with the Commission as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.4
Escrow Agreement (General Indemnity) among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, Thomas P. Rosato as Members’ Representative, and SunTrust Bank (previously filed with the Commission as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.5
Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.6
Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan (previously filed with the Commission as Exhibit E to the Company’s Definitive Proxy Statement filed on December 27, 2006 and incorporated herein by reference)

Exhibit Number	Description

10.7
Employment Agreement between Harvey L. Weiss and the Company, dated January 19, 2007 (previously filed with the Commission as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.8
Executive Consulting Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Washington Capital Advisors, Inc. (previously filed with the Commission as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.9
Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Thomas P. Rosato (previously filed with the Commission as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.10
Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.11
Voting Agreement dated January 19, 2007 by Fortress America Acquisition Corporation, Thomas P. Rosato, Gerard J. Gallagher, C. Thomas McMillen and Harvey L. Weiss (previously filed with the Commission as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.12
Letter Agreement among the Company, Sunrise Securities Corp. and C. Thomas McMillen (previously filed with the Commission as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.13
Letter Agreement among the Company, Sunrise Securities Corp. and Harvey L. Weiss (previously filed with the Commission as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.14
Letter Agreement among the Company, Sunrise Securities Corp. and David J. Mitchell (previously filed with the Commission as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.15
Letter Agreement among the Company, Sunrise Securities Corp. and Donald L. Nickles (previously filed with the Commission as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.16
Agreement among the Company, Sunrise Securities Corp. and Paladin Homeland Security Fund, L.P., Paladin Homeland Security Fund (NY City), L.P., Paladin Homeland Security Fund (CA), L.P. and Paladin Homeland Security Fund (Cayman Islands), L.P. (previously filed with the Commission as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.17
Letter Agreement among the Company, Sunrise Securities Corp. and Asa Hutchinson (previously filed with the Commission as Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.18
Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (previously filed with the Commission as Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.19
Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders (previously filed with the Commission as Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.20
Registration Rights Agreement among the Company and the Initial Stockholders (previously filed with the Commission as Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.21
Warrant Purchase Agreement between C. Thomas McMillen, Harvey L. Weiss and Sunrise Securities Corp. (previously filed with the Commission as Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

Exhibit Number	Description

10.22
Letter Agreement between the Company and Global Defense Corp. (previously filed with the Commission as Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.23
Agreement and Plan of Merger among Fortress America Acquisition Corporation and FAAC Merger Corporation dated June 29, 2005 (previously filed with the Commission as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 No. 333-123504, effective July 13, 2005 and incorporated herein by reference)

10.24	Non-Employee Director Compensation Policy (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference)
10.25
Form of Restricted Stock Agreement (Employees Only) (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference)

10.26
Executive Employment Agreement, dated as of August 6, 2007, between Fortress International Group, Inc. and Timothy C. Dec (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2007 and incorporated herein by reference)*

10.27
Prepayment Agreement, dated as of August 29, 2007, between Fortress International Group, Inc. and Thomas P. Rosato (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2007 and incorporated herein by reference)*

10.28
Stock Purchase Agreement dated September 24, 2007 between Innovative Power Systems Inc., the Stockholders of Innovative Power Systems Inc., Quality Power Systems, Inc., the Stockholders of Quality Power Systems, Inc., and the Company (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007 and incorporated herein by reference)

10.29†	Membership Interest Purchase Agreement dated November 30, 2007 between Rubicon Integration, L.L.C., each of the members of Rubicon and the Company
10.30
Stock Purchase Agreement by and among SMLB, Ltd, the Stockholders of SMLB, Ltd, and the Company dated January 2, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 1, 2008 and incorporated herein by reference)

21	Significant Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP regarding Fortress International Group, Inc. financial statements for the year ended December 31, 2007.
23.2	Consent of Grant Thornton LLP regarding Vortech L.L.C. and VTC L.L.C. financial statements for the period ending January 1, 2007 through January 19, 2007.
23.3	Consent of Goldstein Golub Kessler LLP
23.4	Consent of McGladrey & Pullen, LLP
31.1	Certificate of Fortress International Group, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Fortress International Group, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificates of Fortress International Group, Inc. Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress International Group, Inc.

Date:	March 31, 2008	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date:	March 31, 2008	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

Name	Position	Date

Chief Executive Officer and Director
/s/ Thomas P. Rosato	(Principal Executive Officer)	March 31, 2008
Thomas P. Rosato

/s/ Gerard J. Gallagher	President and Director	March 31, 2008
Gerard J. Gallagher

/s/ Timothy C. Dec	Chief Financial Officer	March 31, 2008
Timothy C. Dec	(Principal Financial Officer)

/s/ Asa Hutchinson	Director	March 31, 2008
Asa Hutchinson

/s/ C. Thomas McMillen	Director	March 31, 2008
C. Thomas McMillen

/s/ David J. Mitchell	Director	March 31, 2008
David J. Mitchell

/s/ John Morton, III	Director	March 31, 2008
John Morton, III

/s/ Donald L. Nickles	Director	March 31, 2008
Donald L. Nickles

/s/ Harvey L. Weiss	Director	March 31, 2008
Harvey L. Weiss