Form 10-K/A
period 2007-12-31
Fortress International Group, Inc.
filed 2008-04-28
CIK 1320760

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

As of March 31, 2008, 12,089,221 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Fortress International Group, Inc. for the year ended December 31, 2007 (the “Original Report”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Report is amended or changed by this Amendment. As a result of this Amendment, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FORTRESS INTERNATIONAL GROUP, INC.

FORM 10-K/A

INDEX

		Page

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	3

ITEM 11.	EXECUTIVE COMPENSATION	8

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	19

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	23

	PART IV

ITEM 15.	EXHIBITS	25

SIGNATURES

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of April 25, 2008.

Name	Age	Position
Harvey L. Weiss	65	Chairman of the Board
C. Thomas McMillen*	55	Vice Chairman of the Board
Thomas P. Rosato	56	Chief Executive Officer and Director
Gerard J. Gallagher	51	President, Chief Operating Officer and Director
Timothy C. Dec	49	Chief Financial Officer and Chief Accounting Officer
David J. Mitchell* (1)(3)	46	Director
Donald L. Nickles* (2)	59	Director
John Morton, III* (1)(2)(3)	64	Director
Asa Hutchinson* (1)(2)(3)	57	Director
William L. Jews* (1)(3)	56	Director

* Nonemployee director.
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Special Committee

Harvey L. Weiss, age 65, became our Chairman of the Board upon the closing of our acquisition of TSS/Vortech on January 19, 2007. From our inception through the closing of the acquisition, Mr. Weiss had served as our Chief Executive Officer, President and a member of our Board. He has over 35 years of experience in the information technology and security market place. From 2002 to August 1, 2004, Mr. Weiss was the Chief Executive Officer and President of System Detection, Inc., a software security company. From 2000 to 2002, he served as President of Engineering Systems Solutions, Inc., a security and biometrics integration firm. During 1999, Mr. Weiss was the Chief Executive Officer and President of Global Integrity Corporation, a SAIC subsidiary specializing in information security and served as a Director until the company was sold in 2002. From 1996 to 1998, until sold to Network Associates, Inc, Mr. Weiss was President of the Commercial Division, Secretary and Director of Trusted Information Systems, Inc., a NASDAQ-listed security network company. Prior to that time, from 1994 to 1996, Mr. Weiss served as President of Public Sector Worldwide Division for Unisys Corporation. From 1991 to 1993, Mr. Weiss was the Vice President of Sales and the President and Chief Operating Officer of Thinking Machines Corporation, a massively parallel processing company. Prior to that time, he served in various senior capacities in Digital Equipment Corporation. Mr. Weiss serves on the Board of Forterra Systems, Inc., a simulation company, is a member of the Brookings Institution Council, and is a trustee of Capitol College. In addition, Mr. Weiss is the Co-Chairman of the Board and Co-chief Executive Officer of Secure America Acquisition Corporation, a blank check company formed for the purpose of acquiring one or more domestic and international operating businesses in the homeland security industry, but not businesses that design, build or maintain mission-critical facilities. Mr. Weiss received a Bachelor of Science in Mathematics from the University of Pittsburgh.

C. Thomas McMillen, age 55, became our Vice Chairman of the Board upon the closing of our acquisition of TSS/Vortech on January 19, 2007. From our inception through the closing of the acquisition, Mr. McMillen had served as our Chairman of the Board. He has over 20 years of experience in government, finance and mergers and acquisitions. Mr. McMillen has also served, since August 2005, as the President, Chief Executive Officer and Chairman of the Board of Homeland Security Capital Corporation, a consolidator of homeland security companies that provides capital, management advice and investments for developing companies. Mr. McMillen co-founded Global Secure Corp., a homeland security company providing critical infrastructure services, in 2003, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. In addition, from October 2004 through July 2005, he served as a Chairman of the Board of Global Defense Corporation, a development stage company focused on acquiring companies in critical infrastructure security. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange-listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital Advisors, LLC, a merchant bank and one of our stockholders, since 2003. Mr. McMillen has also been an independent consultant throughout his career. From 1994 through February 1999, Mr. McMillen served as the Founder, Chief Executive Officer and Director of NASDAQ-listed Complete Wellness Centers, Inc., a medical multi-disciplinary clinic management company. In addition, Mr. McMillen is the Co-Chairman of the Board and Co-Chief Executive Officer of Secure America Acquisition Corporation, a blank check company formed for the purpose of acquiring one or more domestic and international operating businesses in the homeland security industry, but not businesses that design, build or maintain mission-critical facilities. Mr. McMillen was appointed by President Clinton to Co-Chair the President’s Council on Physical Fitness and Sports from 1993 to 1997. From 1987 through 1993, he served three consecutive terms in the United States House of Representatives from the 4th Congressional District of Maryland. Prior to that, Mr. McMillen played 11 years in the National Basketball Association. Mr. McMillen received a Bachelor of Science in chemistry from the University of Maryland and a Bachelor of Arts and a Master of Arts from Oxford University as a Rhodes Scholar.

Thomas P. Rosato, age 56, became a Director and our Chief Executive Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Rosato has over 25 years of experience in mission-critical service businesses. In 2002, he Co-Founded TSS and Vortech and served as Chairman of each of the companies. From 1998 to 2001, Mr. Rosato served as the President - Group Maintenance of America/Encompass Services Corporation, National Accounts Division. From 1995 to 1998, he served as the Founder and President of Commercial Air, Power & Cable, Inc. From 1980 to 1995, he served in various capacities at Com-Site Enterprises, most recently as Chief Financial Officer and Chief Operating Officer. Mr. Rosato started his career in 1973 as a certified public accountant at Coopers & Lybrand. Mr. Rosato received a Bachelor of Science in Accounting from Temple University.

Gerard J. Gallagher, age 51, became a Director and our President and Chief Operating Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Gallagher has more than 25 years of experience in mission-critical fields. In 2002, he Co-Founded TSS and Vortech and served as President of each of the companies. From 1998 to 2001, Mr. Gallagher served as the President of the Total Site Solutions division of Encompass Services Corp. From 1997 to 1998, he served as the President of the Total Site Solutions division of Commercial Air, Power & Cable, Inc and from 1991 to 1997; he served as the Chief Facilities Operations and Security Officer of the International Monetary Fund. From 1980 to 1991, Mr. Gallagher served in various capacities at Com Site International, most recently as Senior Vice President of Engineering and Sales. Mr. Gallagher received a Bachelor of Science in Fire Science from the University of Maryland and a Bachelor of Science in Organizational Management, Summa Cum Laude, from Columbia Union College.

Timothy C. Dec, age 49, was appointed as Chief Financial Officer of the Company, effective August 20, 2007. From June 2006 to August 2007, Mr. Dec was the Chief Financial Officer of Presidio Networked Solutions Inc., the nation’s largest independent value-added solutions provider that offers a wide range of Cisco-centric network infrastructure and collaborative solutions. From 1999 until May 2006, Mr. Dec was Senior Vice President, Chief Accounting Officer and Treasurer of Broadwing Corporation, a NASDAQ listed telecommunications company. Broadwing Corp was acquired by Level 3 Inc in 2007. From 1997 to 1999, Mr. Dec was Director of Accounting and Administration for Thermo Trilogy Corporations, a subsidiary of Thermo Electron Company, an American Stock Exchange company. Earlier in his career, Mr. Dec held finance and accounting related positions at North American Vaccine, Inc. an AMEX listed company engaged in the research, development and manufacturing of vaccines, general contractor of Clark Construction and Intertek Services International, LTD, a division of Inchcape Group, and a multinational public company based in London, England. Mr. Dec holds a Bachelor of Science in Accounting from Mount Saint Mary’s University in Emmitsburg, Maryland, and a Masters of Business Administration from American University in Washington DC. Mr. Dec is a Certified Public Accountant.

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

Donald L. Nickles, age 59, has served as a Director since February 2005. Mr. Nickles currently serves as a member of the board of directors of Chesapeake Energy Corporation, Valero Energy Corporation and Washington Mutual Investors Fund. In 2005, after his retirement from the United States Senate, Senator Nickles founded and is currently Chairman and Chief Executive Officer of The Nickles Group, LLC, a consulting and business venture firm headquartered in Washington, D.C. Senator Nickles was elected to the United States Senate in 1980 where he represented the state of Oklahoma and held numerous leadership positions, including Assistant Republican Leader from 1996 to 2002 and Chairman of the Senate Budget Committee from 2003 to 2004. Senator Nickles also served on the Energy and Natural Resources Committee and the Finance Committee. While serving in the Unites States Senate, Senator Nickles was instrumental in several key areas of legislation including securing Senate passage of the Homeland Security Act of 2002, the legislation creating the Department of Homeland Security and the 2003 Tax Relief Act. Prior to his service in the United States Senate, Senator Nickles served in the Oklahoma State Senate from 1979 to 1980 and worked at Nickles Machine Corporation in Ponca City, Oklahoma, becoming Vice President and General Manager. Senator Nickles served in the National Guard from 1970 to 1976 and graduated from Oklahoma State University in 1971.

John Morton III, age 64, has served as a Director since January 2007. Prior to his election as a Director, Mr. Morton had served as a director of Broadwing Corp. from April 2006 until January 2007, when Broadwing Corp. was acquired by Level 3 Communications, Inc. Prior to that, Mr. Morton had served as President of Premier Bank, Bank of America until his retirement in September 2005 and was a member of Bank of America’s Management Operating Committee. From 1997 to 2001, Mr. Morton served as President of Mid-Atlantic Region, Bank of America. Prior to assuming the Regional President position, Mr. Morton was President of the Private Client Group from 1996 to 1997. From 1994 to 1996, he was Chairman, Chief Executive Officer and President of The Boatmen’s National Bank of St. Louis. From 1993 to 1994, he was Chief Executive Officer and President of Farm and House Financial Corporation. From 1990 to 1991, Mr. Morton served as Perpetual Financial Corporation’s Chairman, Chief Executive Officer and President. Mr. Morton was a member of the Executive Committee of the Federal City Council in Washington D.C. and a former Chairman of the Greater Baltimore Committee in Baltimore. Mr. Morton holds a Bachelor of Science from the U.S. Naval Academy and a Master in Business Administration from Harvard University. He served in the U.S. Navy as a lieutenant aboard the nuclear submarine U.S.S. George Washington Carver.

Asa Hutchinson, age 57, has served as a Director since January 2007. Prior to his election as a Director, Mr. Hutchinson had acted as our special advisor. Mr. Hutchinson was one of the original leaders of the Department of Homeland Security serving as Undersecretary for Border and Transportation Security for the first two years of the Department’s history. Mr. Hutchinson served three terms in the United States House of Representatives from the 3rd Congressional District of Arkansas (1997-2001) and as Administrator of the Drug Enforcement Administration (2001-2003). Since 2001, Mr. Hutchinson has been engaged in the homeland security law practice in Little Rock, Arkansas, and he is also a law partner in the firm of Venable LLP in Washington, D.C.  Mr. Hutchinson is also the principal of Hutchinson Group, a consulting firm that provides homeland security counsel for companies. Mr. Hutchinson serves on the board of directors of Identiphi Inc., a company that offers software solutions to protect intellectual property, secure assets and eliminate passwords. Also, Mr. Hutchinson is a director of Secure America Acquisition Corporation, a blank check company formed for the purpose of acquiring one or more domestic and international operating businesses in the homeland security industry, but not businesses that design, build or maintain mission-critical facilities. Mr. Hutchinson received a Bachelor of Science from Bob Jones University and a Juris Doctor from the University of Arkansas School of Law.

William L. Jews, age 56, has served as a Director since April 24, 2007. Mr. Jews served as President and Chief Executive Officer of CareFirst, Inc., a health care insurer and the seventh largest Blue Cross Blue Shield Plan, from1993 to December 2006. During this period, Mr. Jews was also President and Chief Executive Officer of Blue Cross Blue Shield of Maryland and the Blue Cross and Blue Shield Plan of the National Capital area and Chief Executive Officer of the Delaware Blue Cross and Blue Shield Plan. From 1990 to 1993, Mr. Jews was President and Chief Executive Officer of Dimensions Health Corporation, a multi-faceted healthcare corporation based in Landover, Maryland. From 1979 to 1990, Mr. Jews was President and Chief Executive Officer of Liberty Medical Center, Inc., of Baltimore MD. Mr. Jews currently serves on the boards of The Ryland Group Inc., Camden Learning Corporation and Choice Hotels International. Mr. Jews received a Bachelor of Arts Degree from The Johns Hopkins University and a Master from Morgan State University.

Board of Directors

Our Second Amended and Restated Certificate of Incorporation and amended and Restated By-laws provide that our business is to be managed by or under the direction of our Board. Our Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board currently consists of nine members, classified into three classes as follows:

•	The Class I directors are Messrs. David J. Mitchell, Gerard J. Gallagher and Asa Hutchinson, and their term will end at the 2009 annual meeting of stockholders.

•	The Class II directors are Messrs. Harvey L. Weiss, Donald L. Nickles and William L. Jews, and their term will end at the 2010 annual meeting of stockholders;

•	The Class III directors are Messrs. C. Thomas McMillen, Thomas P. Rosato and John Morton, III, and their term will end at the 2008 annual meeting of stockholders; and

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee, and, during 2007, had a Special Committee. The Board has adopted a charter for the Audit and Compensation Committees.

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

A copy of the Audit Committee’s written charter is publicly available on our website at www.thefigi.com.

Compensation Committee

Our Compensation Committee currently has three members, Donald L. Nickles (Chairman), Asa Hutchinson and John Morton, III. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and conducts its decision-making process with respect to that issue without the Chief Executive Officer present. All members of the Compensation Committee qualify as independent directors under the definition promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.thefigi.com.

Special Committee

Our Special Committee currently has four members, John Morton, III (Chairman), David J. Mitchell, Asa Hutchinson and William L. Jews. Our Special Committee’s role and responsibility have been to review a potential transaction with a related party. All members of the Special Committee qualify as independent directors under the definition promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market.

Board and Committee Meetings

During the fiscal year ended December 31, 2007, our Board and the various committees of the Board held the following meetings:

Number of
Meetings

Board	7
Audit Committee	4
Compensation Committee	4
Special Committee	5

Although we do not have any formal policy regarding director attendance at our annual meetings, we will attempt to schedule our annual meetings so that all of our directors can attend. All of our directors attended the 2007 annual meeting either in person or telephonically. During the fiscal year ended December 31, 2007, all of our directors attended at least 75% of the meetings of the Board and committees of the Board on which they served.

Nominations for Directors

We do not currently have a standing Nominating Committee since our Board determined that the independent members of the Board adequately fulfill the obligations of a nominating committee without the need of incurring additional costs of committee meetings.

The Board considers recommendations of potential candidates from current directors, management and stockholders. Stockholders’ nominations for directors must be made in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the Board to assess his or her qualifications. Nominations must be addressed to the Chairman of the Board at our headquarters address listed below, and generally must be received no later than 60 days nor earlier than 90 days prior to the first anniversary of the preceding year’s annual meeting, in order to be considered for the next annual election of directors.

Chairman of the Board of Directors
9841 Broken Land Parkway
Columbia, Maryland 21046

Stockholder Communications to the Board

Generally, stockholders who have questions or concerns should contact our Investor Relations department at 212-554-5485. However, any stockholders who wish to address questions regarding our business directly with the Board, or any individual director, should direct his or her questions in writing to the Chairman of the Board at 9841 Broken Land Parkway, Columbia, Maryland 21046. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

• junk mail and mass mailings
• resumes and other forms of job inquiries
• surveys
• solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to us.

Based solely on our review of copies of reports furnished to us, or written representations that no reports were required, we believe that during 2007 our executive officers, directors and 10% stockholders complied with all filing requirements of Section 16(a) in a timely manner, except for Timothy C. Dec, Chief Financial Officer and Paul D. Sonkin and Hummingbird, as defined below.

Mr. Dec was hired on August 20, 2007 and on September 7, 2007 received restricted common stock grants of (i) 40,000 shares, one half vesting 18 months from the grant date and one half vesting 36 months from the grant date and (ii) 40,000 shares vesting based on certain performance criteria. Accordingly, Form 3 and Form 4 were required to be filed by August 30, 2007 and September 11, 2007, respectively, but were not filed until March 20, 2008.

Paul D. Sonkin, The Hummingbird Value Fund L.P., The Hummingbird Microcap Value Fund L.P., The Hummingbird Concentrated Fund, L.P., Hummingbird Capital, LLC, and Hummingbird Management, LLC (collectively, “Hummingbird”) filed late Form 3 and Form 4. The date of the reporting event associated with the Form 3 was September 25, 2006, requiring filing by no later than October 5, 2006. The date of the reporting event associated with the Form 4 was October 12, 2006, requiring filing by no later than October 16, 2006. The Form 3 and Form 4 were filed by Hummingbird on January 8, 2007.

Code of Conduct and Ethics

Our Code of Ethics, which is our code of ethics applicable to all our employees, officers and directors, embodies our principles and practices relating to the ethical conduct of our business and commitment to honesty, fair dealing and full compliance with all laws affecting our business. The text of our Code of Ethics is being filed as an exhibit 14 to this Amendment. The Code of Ethics is also available without charge, to any stockholder upon written request to our Chief Executive Officer at 9841 Broken Land Parkway Columbia, Maryland 21046. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

On January 19, 2007, we consummated the acquisition of TSS/Vortech. Our Compensation Committee has developed a comprehensive executive compensation program and philosophy with respect to our executive officers. The Compensation Committee has not selected or hired a compensation consulting firm to assist in the development of a comprehensive executive compensation program and philosophy, but may consider doing so in the future.

The Compensation Committee of our Board makes all decisions regarding the compensation of our executive officers, which decisions are subject to ratification by our Board. On March 7, 2007, we established a Compensation Committee consisting of Donald Nickles and Asa Hutchinson, and on April 24, 2007, John Morton, III was appointed to the Committee. Our Board has determined that each of these directors is an “independent director” within the meaning of the rules of the Nasdaq Stock Market and Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, as amended. The Compensation Committee has the responsibility to:

•	review, modify and approve our overall compensation strategy;
•
recommend to the Board the compensation and terms of employment of our executive officers, including Thomas P. Rosato, our Chief Executive Officer, Gerard J. Gallagher, our President and Chief Operating Officer, and Timothy C. Dec, our Chief Financial Officer, and to evaluate their respective performance in light of relevant goals and objectives;

•	review and recommend to our board the type and amount of compensation to be paid or awarded to the members of our Board;
•	recommend to our Board the adoption, amendment and termination of any bonus, equity and other deferred compensation plans, including the 2006 Omnibus Incentive Compensation Plan (“2006 Stock Plan”);
•	determine appropriate insurance coverage for our executive officers and directors; and
•	review, discuss and assess its own performance at least annually.

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

Compensation Components

Base Salary

The salaries of our executive officers are the only non-variable element of our compensation and are reviewed on an annual basis. The salaries reflect each executive’s responsibilities, the importance and impact of the executive’s role, and the contribution each executive delivers to us. Salary revisions are based on an evaluation of the individual’s performance, as part of our Annual Performance Review process and related salary revision matrix, in addition to level of pay compared to homeland security industry peer group company levels. Within this comparison group, we seek to make comparisons to executives who are comparable in terms of (a) level of responsibility and (b) expected level of contribution to our performance. Performance-related increases generally take effect as of January 1 of each year.

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

Long-Term Equity Compensation

We believe that long-term incentive compensation, primarily in the form of restricted stock awards, ensures that our executive officers have an ongoing stake in the long-term success of the company, as well as giving our employees the opportunity to share in any appreciation in the value of our common stock. Under the 2006 Stock Plan, stock options and stock appreciation rights may be granted; however, we currently have no plans or intentions of using these as a form of compensation.

The Compensation Committee supports the belief that equity participation aligns employees’ interests with those of the shareholders. However, we have not yet instituted stock ownership or retention guidelines for our executive officers.

Other Benefits

We provide a number of benefits as part of our overall remuneration package to all eligible employees including the named executive officers.

We operate a defined contribution retirement plan — a qualified 401(k) Plan which allows each of our employees to contribute up to the limits imposed by the Internal Revenue Code (US), on a pre-tax basis. We provide for matching payments up to 50% of the first six percent of employee contributions.

We also provide other benefits such as medical, dental, life insurance and short and long-term disability coverage to each named executive officer, as well as to all of our full-time employees. In addition, we provide paid time off and other paid holidays to all employees, including our named executive officers, which we believe are in line with our peers in the industry.

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

Employment Agreements

Descriptions of the employment agreements with Messrs. Rosato, Gallagher, Dec and Weiss are set forth below. The terms and conditions of Messrs. Rosato’s and Gallagher’s employment agreements were negotiated with the sellers of TSS/Vortech as well as with such executives as part of the negotiation of the overall terms and conditions of the acquisition. We expect that the Compensation Committee will, in connection with the development of a comprehensive executive compensation program and philosophy, recommend to our Board the compensation and terms of employment for our other executive officers whereupon we may enter into appropriate employment agreements with them.

Change in Control and Severance

As described below, the employment agreements of Messrs. Rosato, Gallagher, Dec and Weiss provide for severance benefits. We have not yet developed any comprehensive severance policies for our executive officers but expect to do so in connection with the development of our comprehensive executive compensation program and philosophy.

Role of Executive Officers in Executive Compensation

We expect that our Compensation Committee will approve and make recommendations to our Board with respect to the compensation for our executive officers, other than Mr. Rosato, with the advice of Mr. Rosato and/or one or more other executive officers designated by Mr. Rosato. We expect Mr. Rosato and any such other executive officers to play no role in the Compensation Committee’s determination of their respective compensation. However, to the extent we enter into employment agreements with our executive officers, such agreements would be subject to negotiation between us and the applicable executive officer.

Compensation Committee Report

The Compensation Committee of our Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this annual report, with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

Members of the Fortress International Group, Inc. Compensation Committee
Donald L. Nickles
Asa Hutchinson
John Morton, III

Summary Compensation Table

The following table shows the total compensation paid or accrued by us during the fiscal year ended December 31, 2007 to our (1) Chief Executive Officer, (2) President and Chief Operating Officer, (3) Chief Financial Officer and (4) Chairman, during the fiscal year ended December 31, 2007. Collectively, these are the “named executive officers”. The 2006 reported amounts for Mr. Rosato and Mr. Gallagher below were received from the predecessor, Vortech, LLC and VTC, L.L.C. (TSS/Vortech), which was acquired by us on January 19, 2007.

		Annual Compensation
				Stock	Other
Name and Principal Position(s)	Year	Salary	Bonus	Awards (1)	Compensation (2)	Total

Thomas P. Rosato (3)
Chief Executive Officer	2007	$401,665	$-	$-	$282,881	$684,546
	2006	166,788	-	-	33,563	200,351

Gerard J. Gallagher (3)
President and Chief Operating Officer	2007	405,865	-	-	277,505	683,370
	2006	350,000	42,580	-	48,710	441,290

Timothy C. Dec (4)
Chief Financial Officer	2007	76,757	-	33,278	3,200	113,235

Harvey L. Weiss (5)
Chairman and former Chief Executive Officer	2007	180,769	-	-	34,091	214,860

(1)   This column represents the dollar amount recognized as compensation expense for financial statement reporting purposes with respect to the referenced fiscal year for the fair value of restricted stock granted in that fiscal year. These values have been calculated in accordance with SFAS 123R using the closing price of our common stock on the grant date. Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions. The amounts in this column reflect our accounting expense for these awards, and may not correspond to the actual value that will be recognized by the named executive officer. In connection with his new hiring, Mr. Timothy C. Dec was the only executive officer to receive a stock grant during the fiscal year ended December 31, 2007, see “Grant of Plan Based Awards” below.

(2)   See “All Other Compensation Table” below for additional information regarding the components of the amounts set forth in this column.

(3)   Mr. Rosato’s and Mr. Gallagher’s employment commenced January 19, 2007 in connection with the acquisition of TSS/Vortech. Accordingly, compensation reflects the partial period January 19, 2007 through December 31, 2007. Mr. Rosato and Mr. Gallagher received $11,538 and $14,423, respectively, from TSS/Vortech during the period from January 1, 2007 to January 18, 2007. In addition to the amounts included above, distributions of $1,386,473 and $1,337,972 were made during 2006 by TSS/Vortech to Mr. Rosato and Mr. Gallagher, respectively. Such distributions represented payments for income taxes and profit distributions of the companies.

(4)   Mr. Dec’s employment commenced on August 20, 2007. Accordingly, compensation reflects the partial period from August 20, 2007 through December 31, 2007.

(5)   Mr. Weiss entered into an employment agreement on January 19, 2007. Accordingly, his compensation reflects the partial period from January 19, 2007 through December 31, 2007.

All Other Compensation Table

The following table shows the components of all other compensation with respect to our named executive officers.

	401(k)	Club	Rent	Automobile	Interest	Long-term
	Match ($)(1)	Membership ($)(2)	Expense($)(3)	Allowance ($)(4)	Payments ($)(5)	Disability ($)(6)	Total ($)
2007
Thomas P. Rosato	7,654	4,645	33,000	19,248	218,334	-	282,881
Gerald J. Gallagher	7,750	16,407	-	16,636	234,247	2,466	277,505
Timothy C. Dec	-	-	-	3,200	-	-	3,200
Harvey L. Weiss	1,091	-	33,000	-		-	34,091

2006 (paid by Predecessor)
Thomas P. Rosato	6,657	12,105	-	14,801	-	-	33,563
Gerald J. Gallagher	6,115	25,941	-	16,654	-	-	48,710

(1)
We offer employees a 401(k) matching contribution up to 50% of the first 6% of an employee’s compensation contributed to our 401(k) Plan. These amounts reflect Company contributions to the employee account under the matching program.

(2)	We reimbursed golf club memberships not exclusively used for business entertainment.

(3)	Per their respective employment agreements, Mr. Rosato and Mr. Weiss each received $3,000 per month for the reimbursement of the cost associated with separately maintaining their own office.

(4)	Reflects reimbursement for automobile and associated costs not exclusively used for business.

(5)	Represents interest paid on our convertible, promissory notes issued to Mr. Rosato and Mr. Gallagher in conjunction with our purchase of TSS/Vortech. The notes bear interest at 6% per annum.

(6)	We paid premiums for a supplemental long-term disability policy on behalf of Mr. Gallagher.

Grants of Plan-Based Awards

The 2006 Stock Plan was approved on January 17, 2007. Timothy C. Dec was the only named executive officer that received an equity award under the Stock Plan during the fiscal year ended December 31, 2007.

		Stock Awards
		Restricted Stock	Grant Date
		Granted	Fair Value of Stock
Name	Grant Date	(#)	($)

Timothy C. Dec	9/7/2007	40,000	239,600
	9/7/2007	40,000	239,600

Outstanding Equity Awards at 2007 Fiscal Year End

The following table provides information on the current holdings of restricted stock by Mr. Dec, who is the only named executive officer with outstanding equity awards. This table includes unvested restricted stock and the vesting schedule is footnoted accordingly.

			Market Value
		Number of	of Shares of
Name	Grant Date	Shares that Have not Vested (#)	Stock that Have Not Vested ($)

Timothy C. Dec	9/7/2007 (1)	40,000	$194,000
	9/7/2007 (2)	40,000	194,000

(1)	Shares vest 50% at 18 months from the grant date and the remaining 50% vest at 36 months from the grant date.

(2)
Shares vest based on specific performance targets established by the Board. The market value of the stock awards is determined by multiplying the number of shares times $4.85, the closing price of our common stock on the Nasdaq Capital Market on December 31, 2007, the last day of our fiscal year.

Stock Vested in 2007

As no restricted shares of common stock vested during 2007, the named executive officers acquired no shares during fiscal year 2007.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ended December 31, 2007.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified deferred compensation benefits from us during the fiscal year ended December 31, 2007.

Employment Agreements

Employment Agreement with Thomas P. Rosato

On January 19 2007, we entered into an employment agreement with Thomas P. Rosato whereby Mr. Rosato agreed to serve as our Chief Executive Officer for a period of three years. Under the terms of the employment agreement, Mr. Rosato’s base compensation is $425,000 per year (subject to a minimum annual increase of 5% per year), Mr. Rosato is eligible to receive an annual bonus of up to 50% of his then applicable base compensation (the amount of the bonus and the criteria for the bonus to be determined by the Board), and Mr. Rosato is eligible for the share performance bonus described below. In addition to base compensation and bonus eligibility, (i) we will pay the premiums on the life insurance policies, (ii) Mr. Rosato is entitled to an office allowance of $3,000 monthly, and (iii) Mr. Rosato is otherwise entitled to receive vacation, health insurance and other benefits as generally made available to our other executives.

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

Share performance bonus. Up to $5.0 million in additional shares of our common stock will be issuable to Mr. Rosato if during the period from the closing of the acquisition (January 19, 2007) through July 13, 2008, certain share performance thresholds (alternative and not cumulative) set forth below are satisfied:
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

Employment Agreement with Gerard J. Gallagher

On January 19, 2007, we entered into an employment agreement with Gerard J. Gallagher whereby Mr. Gallagher agreed to serve as our President and Chief Operating Officer for a period of three years. Under the terms of the employment agreement, Mr. Gallagher’s base compensation is $425,000 per year (subject to a minimum annual increase of 5% per year), Mr. Gallagher will be eligible to receive an annual bonus of up to 50% of his then applicable base compensation (the amount of the bonus and the criteria for the bonus to be determined by the Board), and Mr. Gallagher is eligible to receive a share performance bonus on terms identical to those described above under “Employment Agreement with Thomas P. Rosato” set forth above. In addition to base compensation and eligibility for a bonus, (i) we pay the premiums on the life insurance policies, and (ii) Mr. Gallagher is otherwise entitled to receive vacation, health insurance and other benefits as generally made available to our other executives. Pursuant to the terms of the employment agreement, if we terminate Mr. Gallagher’s employment for reasons other than “Cause” or Mr. Gallagher terminates his employment for “Good Reason” (as those terms are defined in the employment agreement), Mr. Gallagher is entitled to receive his base compensation as and when it would otherwise be payable if his employment had not been terminated (provided, however that if termination occurs during the last twelve months of Mr. Gallagher’s employment, then Mr. Gallagher shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination).

Employment Agreement with Timothy C. Dec

On August 20, 2007, we entered into an employment agreement with Timothy C. Dec whereby Mr. Dec agreed to serve as our Chief Financial Officer and will be responsible for our finance, accounting and treasury functions for a period of three years. Under the terms of the employment agreement, Mr. Dec’s base compensation is $225,000 per year (subject to a minimum annual increase of 5% per year), and he is eligible to receive an annual bonus of up to 50% of his then applicable base compensation (the amount of the bonus and the criteria for the bonus to be determined by the Board of Directors). Mr. Dec received 40,000 shares of restricted common stock of which 50% of the shares vest 18 months from his commencement of employment date and the remainder vest 36 months from his commencement of employment date. An additional 40,000 common shares were granted to Mr. Dec and vest on achieving certain milestones set by the Board. In addition to base compensation, eligibility for a bonus, and equity compensation (i) we will pay the premiums on a life insurance policy, and (ii) Mr. Dec is otherwise entitled to receive vacation, health insurance and other benefits as generally made available to our other executives. Pursuant to the terms of the employment agreement, if we terminate Mr. Dec’s employment for reasons other than “Cause” or Mr. Dec terminates his employment for “Good Reason” (as those terms are defined in the employment agreement), Mr. Dec is entitled to receive his base compensation as and when it would otherwise be payable if his employment had not been terminated (provided, however that if termination occurs during the last twelve months of Mr. Dec’s employment, then Mr. Dec shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination).

Employment Agreement with Harvey L. Weiss

On January 19, 2007, we entered into an employment agreement with Harvey L. Weiss whereby Mr. Weiss agreed to serve as our chairman for a period of three years. Under the terms of the employment agreement, Mr. Weiss’ base compensation is $200,000 per year (subject to a minimum annual increase of 5% per year) and Mr. Weiss is eligible to receive an annual bonus of up to 50% of his then applicable base compensation (the amount of the bonus and the criteria for the bonus to be determined by the Board of Directors). In addition to base compensation and eligibility for a bonus, (i) Mr. Weiss is entitled to a referral fee equal to 5% of the “Gross Profits” (as defined in the Employment Agreement) attributable to any client or customer (other than the federal government, or any agency or subdivision thereof) identified by Mr. Weiss to us or our subsidiaries, (ii) Mr. Weiss is entitled to an “office allowance” of $3,000 per month and (iii) Mr. Weiss is otherwise entitled to receive vacation, health insurance and other benefits as generally made available to our other executives. Pursuant to the terms of the employment agreement, if we terminates Mr. Weiss’ employment for reasons other than “Cause” or Mr. Weiss terminates his employment for “Good Reason” (as those terms are defined in the Employment Agreement), Mr. Weiss is entitled to receive his base compensation as and when it would otherwise be payable if his employment had not been terminated (provided, however that if termination occurs during the last twelve months of Mr. Weiss’ employment, then Mr. Weiss shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination).

Executive 2007 Performance and Compensation Review

During 2008, our Compensation Committee completed its 2007 annual performance reviews for our executive officers, Chairman of the Board and Vice Chairman of the Board consistent with terms of their respective employment or consulting agreements, as applicable. Per their respective agreements, the aforementioned individuals were entitled to a minimum 5% raise of their base salary and were eligible for annual bonuses up to 50% of their base salary. The Compensation Committee elected to leave their base pay unchanged during the first half of 2008, and agreed to reevaluate it in the second half of the 2008 and determined that no bonuses would be paid to the individuals for fiscal year 2007.

Potential Payments Upon Termination or Change-in-Control

Termination by the Company for reasons other than “Cause” or by the Executive for“Good Reason”.

Pursuant to terms of their respective employment agreements, if we terminate each of Mr. Rosato’s, Mr. Gallagher’s, Mr. Dec’s or Mr. Weiss’s employment for reasons other than “Cause” or the executive terminates his employment for “Good Reason” (as those terms are defined in their respective employment agreement), each of the named executive officers is entitled to severance and health care payments, as described in the following table. Additionally, per the terms of his restricted stock agreement, Mr. Dec is entitled to accelerated vesting of any unvested restricted stock outstanding at the date of termination.

		Health	Restricted
	Severance ($)	Care ($)(4)	Stock ($)	Total($)
Thomas P. Rosato (1)	873,288	4,476	-	877,764
Gerald J. Gallagher (1)	873,288	6,074	-	879,362
Timothy C. Dec (2)	225,000	6,074	388,000	619,074
Harvey L. Weiss (3)	410,959	4,476	-	415,435

(1)
Per their respective employment agreement, each of Mr. Rosato and Mr. Gallagher is entitled to receive base compensation as and when it would otherwise payable if his employment had not been terminated from the date of termination through January 19, 2010, the expiration date of the employment period. If the termination occurs during the last twelve months of their employment, then the executive shall be entitled to receive amounts equal to his base compensation (as and on terms otherwise payable) for twelve months from the date of termination.

(2)
Per his employment agreement, Mr. Dec is entitled to amounts equal to his base compensation (as and on terms otherwise payable) for 12 months from the date of termination. Mr. Dec’s restricted stock award is valued at $4.85 per share based on our closing stock price at December 31, 2007.

(3)
Per his employment agreement, Mr. Weiss is entitled to receive base compensation as and when it would otherwise payable if his employment had not been terminated from the date of termination through January 19, 2010, the expiration date of the employment period. If the termination occurs during the last 24 months of his employment, then the executive shall be entitled to receive amounts equal to base compensation (as and on terms otherwise payable) for 24 months from the date of termination.

(4)
Per their respective employment agreements, each of Mr. Rosato, Mr. Gallagher, Mr. Dec and Mr. Weiss is entitled to the reimbursement of a portion of any elected COBRA coverage for twelve months from the date of termination. We will pay a percentage of the premium for such COBRA health coverage equal to the percentage of the premium for health insurance coverage paid by the Company on the date of termination.

As defined in the 2006 Stock Plan, any remaining restrictions on the restricted common stock will lapse immediately, upon the occurrence of a change of control of Fortress International Group, Inc.

Compensation Committee Interlocks and Insider Participation

During the 2007 fiscal year, none of the members of our Compensation Committee were an officer of our company. During the 2007 fiscal year, no interlocking relationship existed between our board and the Board or the Compensation Committee of any other company, nor has any such interlocking relationship existed in the past.

Non-Employee Director Compensation

During the 2007 fiscal year, each of our non-employee directors, other than Mr. McMillen, received an annual retainer fee of $20,000 and $3,000 for each in-person Board meeting attended and $1,000 for each telephonic Board meeting attended. In addition, each member of the Audit Committee (except the chairman) shall receive $10,000 per year and the chairman of the Audit Committee shall receive $30,000 per year. Each member of the Compensation Committee (except the chairman) shall receive $5,000 per year and the chairman of the Compensation Committee shall receive $15,000 per year. Each member of the Special Committee receives $1,000 for each committee meeting attended.

We also compensate our non-employee directors, other than Mr. McMillen, with restricted stock. The compensation policy provides such non-employee directors with an annual grant of 10,000 shares of restricted stock under our 2006 Stock Plan to be granted on or about May 1 of each calendar year (unless the Board determines otherwise), and which vest over a two-year period with one-third of the shares vesting on the grant date, and each one-half of the balance of such shares vesting on the first and second anniversaries of the grant date, respectively.

In addition, for the new members who joined the Board in 2007, they received a one-time grant of $100,000 worth of restricted stock under the 2006 Stock Plan, based on the closing price on the grant date of our common stock on the Nasdaq Stock Market. Such shares will vest over a three-year period, with one-third of such shares vesting on each of the first, second and third anniversaries of the grant date.

We reimburse our directors for travel, lodging and other reasonable out-of-pocket expenses in connection with the attendance at Board, committee, and stockholder meetings, as well as for other reasonable expenses related to service on the Board. We also provide liability insurance for our directors and officers. American International Group and XL Insurance Company are the primary carriers. The annual cost of this coverage is approximately $0.2 million.

We do not maintain any pension, nonqualified defined contribution or other deferred compensation plans for our non-employee directors. The following table summarizes compensation earned by our non-employee directors during fiscal year 2007.

			All
	Fees Earned	Stock	Other	Total
Name	or Paid in Cash ($)	Awards ($)(1)	Compensation ($)	($)

Asa Hutchinson	$57,000	$28,658	$-	$85,658
William L. Jews	29,000	50,881	-	79,881
C. Thomas McMillen (2)	-	-	200,000	200,000
David J. Mitchell	57,000	28,658	-	85,658
John Morton, III	75,000	50,881	-	125,881
Donald L. Nickles	52,000	28,658	-	80,658

Total	$270,000	$187,736	$200,000	$657,736

(1)
This column represents the dollar amount recognized as compensation expenses for financial statement reporting purposes with respect to the referenced fiscal year for the fair value of restricted stock granted in that fiscal year. These values have been calculated in accordance with SFAS 123R using the closing price of our common stock on the grant date. Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions. The amounts in this column reflect our accounting expense for these awards, and may not correspond to the actual value that will be recognized by the director.

(2)
Represents fees earned under the consulting agreement between us and the Washington Capital Advisors, LLC, which is principally owned and managed by Mr. McMillen. See description of the consulting agreement below under the caption “Related Party Transactions.”

The non-employee directors without a consulting agreement received the following equity awards under the 2006 Stock Plan during fiscal year 2007.

		Stock Awards
		Restricted Stock	Grant Date
		Granted	Fair Value of Stock
Name	Grant Date	(#)	($)

Asa Hutchinson	5/1/2007	10,000	$54,300
William L. Jews	5/1/2007	18,416	100,000
	5/1/2007	10,000	54,300
David J. Mitchell	5/1/2007	10,000	54,300
John Morton, III	5/1/2007	18,416	100,000
	5/1/2007	10,000	54,300
Donald L. Nickles	5/1/2007	10,000	54,300

Potential Payments upon Death, Disability or Termination

Termination due to either Death, Disability, or by the Company for reasons other than “Cause” or upon a “Change of Control”

Pursuant to terms of their stock agreements, if the individual terminates due to death or disability, or we terminate each of Mr. Hutchinson’s, Mr. Jew’s, Mr. Mitchell’s, Mr. Morton’s, or Mr. Nickle’s employment on the board for reasons other than “Cause” or upon a “Change of Control” (as those terms are defined in their respective stock agreements), each of the named executive officers is entitled to accelerated vesting of any unvested restricted stock outstanding at the date of termination. Pursuant to Mr. McMillen’s consulting agreement, if we terminate Mr. McMillen for reasons other than “Cause” or the executive terminates his contract for “Good Reason” (as those terms are defined in his consulting agreement), Mr. McMillen is entitled to severance payments.

		Restricted
	Severance($)(1)	Stock($) (2)	Total($)
Asa Hutchinson	-	32,333	32,333
William L. Jews	-	121,652	121,652
C. Thomas McMillen	410,959	-	410,959
David J. Mitchell	-	32,333	32,333
John Morton, III	-	121,652	121,652
Donald L. Nickles	-	32,333	32,333

(1)
Per his consulting agreement, Mr. McMillen is entitled to receive base compensation as and when it would otherwise payable if his employment had not been terminated from the date of termination through January 19, 2010, the expiration date of the employment period. If the termination occurs during the last twelve months of his employment, then the executive shall be entitled to receive amounts equal to base compensation (as and on terms otherwise payable) for twelve months from the date of termination.

(2)	The restricted stock value is valued at $4.85 per share based on our closing stock price at December 31, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of March 31, 2008, by our directors, the named executive officers, the directors and executive officers as a group, and each person known by the company to beneficially own more than five percent of our outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. We deem shares of common stock that may be acquired by an individual or group within the 60-day period following April 28, 2008 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage ownership is based on 12,089,221 share of common stock outstanding on March 31, 2008. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all share of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Unless otherwise indicated, the address for each director and current executive officer is c/o Fortress International Group, Inc., 9841 Broken Land Parkway, Columbia, Maryland 21046.

Directors and Executive Officers	Beneficially Owned	Ownership

C. Thomas McMillen (1)	575,000	4.8%
Harvey L. Weiss (2)	1,070,000	8.5%
Thomas P. Rosato (3)	2,203,823	17.8%
Timothy C. Dec (4)	80,000	*
Gerard J. Gallagher	1,221,433	10.1%
David J. Mitchell(5)	160,000	1.3%
Donald L. Nickles(6)	210,000	1.7%
John Morton, III(7)	28,416	*
Asa Hutchinson(8)	210,000	1.7%
William L. Jews(9)	28,416	*
All directors and offices combined as a group (10 persons) (10)	5,787,088	45.1%

5% Stockholders

Hummingbird Management, LLC, Hummingbird Capital, LLC, and Hummingbird Concentrated Fund, LP (11)	1,482,241	12.2%
Paul D. Sonkin (12)	1,902,641	15.1%
Wellington Management Company, LLP (13)	1,725,600	14.3%
The Pinnacle Fund, L.P. (14)	1,847,500	14.6%
Robert I. Green (15)	1,735,000	12.6%
Southwell Partners, L.P. (16)	795,000	6.6%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Includes 575,000 shares held by Washington Capital Advisors, LLC, of which Mr. McMillen is the chief executive officer and the sole owner.
(2)	Includes 452,000 shares of common stock issuable upon the exercise of warrants held by Mr. Weiss.
(3)	Includes 294,870 shares of common stock issuable upon the exercise of warrants held by Mr. Rosato.
(4)	Includes 80,000 shares of restricted common stock which are subject to forfeiture.
(5)
Includes 3,333 shares of restricted common stock, the restrictions on which will lapse within 60 days of March 31, 2008, and 3,333 shares of unvested restricted common stock which are subject to forfeiture.

(6)
Includes 3,333 shares of restricted common stock, the restrictions on which will lapse within 60 days of March 31, 2008, and 3,333 shares of unvested restricted common stock which are subject to forfeiture.

(7)
Includes 9,472 shares of restricted common stock, the restrictions on which will lapse within 60 days of March 31, 2008, and 15,611 shares of unvested restricted common stock which are subject to forfeiture.

(8)
Includes 3,333 shares of restricted common stock, the restrictions on which will lapse within 60 days of March 13, 2008, and 3,333 shares of unvested restricted common stock which are subject to forfeiture.

(9)
Includes 9,472 shares of restricted common stock, the restrictions on which will lapse within 60 days of March 31, 2008, and 15,611 shares of unvested restricted common stock which are subject to forfeiture.

(10)
Includes 746,870 shares of common stock issuable upon the exercise of warrants, 28,943 shares of restricted common stock, the restrictions on which will lapse within 60 days of March 31, 2008, and 121,221 shares of unvested restricted common stock subject to forfeiture.

(11)
Derived from a Schedule 13D/A and Form 4 filed on January 26, 2007 and March 20, 2008, respectively, by Paul D. Sonkin, The Hummingbird Value Fund, LP (“HVF”), The Hummingbird Microcap Value Fund, LP (“Microcap Fund”), The Hummingbird Concentrated Fund, LP (“Concentrated Fund”), Hummingbird Management, LLC (“Hummingbird”) and Hummingbird Capital, LLC (“Hummingbird Capital”). HVF, Microcap Fund and Concentrated Fund are the beneficial owner of 305,864, 378,733 and 702,644 shares of our common stock, respectively. Concentrated Fund is also the beneficial owner of an additional 95,000 shares of common stock issuable upon the exercise of warrants. Concentrated Fund Holdings were determined from a Form 4 filed on March 20, 2008, by Paul Sonkin. Hummingbird is the investment manager of HVF, Microcap Fund and Concentrated Fund and may be deemed to have the sole voting and investment authority over the shares owned by such entities. Hummingbird Capital, as the general partner of each of HVF, Microcap Fund and Concentrated Fund, may also be deemed to have the sole voting and investment authority over the shares owned by HVF, Microcap Fund and Concentrated Fund. Hummingbird and Hummingbird Capital disclaim any beneficial ownership of such shares. The business address of Mr. Sonkin and the foregoing Hummingbird entities is 460 Park Avenue, 12th Floor, New York, New York 10022.

(12)
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

(13)
Derived from a Schedule 13G/A filed by Wellington Management Company, LLP (“Wellington”) on February 14, 2008. Wellington, in its capacity as an investment advisor, may be deemed to beneficially own 1,725,600 shares of common stock which are held of record by clients of Wellington. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of our common stock. Wellington has shared voting control over 1,092,400 shares of common stock and shared investment control over 1,725,600 shares of common stock. Wellington’s business address is 75 State Street, Boston, MA 02109.

(14)
Derived from a Schedule 13G/A filed jointly by The Pinnacle Fund, L.P. (Pinnacle) and Barry Kitt (collectively “Reporting Persons”) on February 13, 2008. The ownership includes 539,700 shares of common stock issuable upon the exercise of warrants. Pinnacle Advisers, L.P. (“Advisers”) is the general partner of Pinnacle. Pinnacle Fund Management, LLC (“Management”) is the general partner of Advisers. Mr. Kitt is the sole member of Management. Mr. Kitt may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Pinnacle. Mr. Kitt expressly disclaims beneficial ownership of all shares of Common Stock beneficially owned by Pinnacle. The principal business office of the reporting persons is 4965 Preston Park Blvd., Suite 240, Plano, TX 75093.

(15)
Derived from a Schedule 13D filed by Robert I. Green on January 26, 2007. Includes 1,735,000 shares of common stock issuable upon exercise of warrants beneficially owned by Mr. Green. Of such shares, 1,485,000 shares of common stock issuable upon the exercise of warrants are held by Starwood Group L.P. and 250,000 shares of common stock issuable upon the exercise of warrants are held by an individual retirement account for the benefit of Mr. Green. Mr. Green is the general partner of Starwood Group L.P. The business address of Mr. Green is 150 Bears Club Drive, Jupiter, Florida 33477.

(16)
Derived from a Schedule 13G/A filed jointly by Southwell Partners, L.P., Southwell Management, L.P., Southwell Holdings, LLC, and Wilson S. Jaeggli on February 12, 2008. Southwell is the general partner of Southwell Partners and may be deemed to befiecially own securities owedn and or held by and/or for the account and/or benefit of Southwell Partners. Southwell Holdings is the general partner of Southwell Management and may be deemed to beneficially own securities owned and/or held by and/or for the account and/or benefit of Soutwehll Management. Mr. Jaeggli is the managing director of Southwell Holdigns and may be deemed to beneficially own securities owned and/or held by and/or for the account and/or benefit of Southwell Holdings. The principal business office of each f the reporting persons is 1901 North Akard, 2nd Floor, Dallas, TX 75201.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2007:

			Weighted-	Number of securities
	Number of		average	remaining available
	securities to be		fair market	for future issuance
	issued upon vesting of		value on	under equity
Plan Category	restricted stock		date of grant	compensation plans

Equity compensation plans approved by stockholders (1)	970,832	(3)	$5.47	1,129,168
Equity compensation plans not approved by stockholders (2)	-		-	-
Total	970,832		$5.47	1,129,168

(1)     This plan is the 2006 Omnibus Incentive Compensation Plan.
(2)     There are no other equity plans currently unapproved by the stockholders.
(3)     Includes unvested restricted stock of 954,166 shares issued under the 2006 Stock Plan.

Summary Description of the Company’s Non-Stockholder Approved Equity Compensation Plans

We have no equity compensation plans that are not approved by the stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Convertible Note Repayment

On August 29, 2007, we, acting upon approval of our disinterested directors and approved by our Audit Committee, entered into a prepayment agreement (the “Agreement”) with Thomas P. Rosato, our Chief Executive Officer and a member of our Board, to revise the repayment terms of the $5,000,000 Convertible Promissory Note, dated January 19, 2007, issued to Mr. Rosato us (the “Rosato Note”), as consideration in connection with our acquisition of TSS/Vortech. Pursuant to the Agreement, we paid down a portion of the Rosato Note in the amount of $2,000,000 as a prepayment of the Rosato Note and Mr. Rosato agreed that such prepayment retired $2,500,000 of the Rosato Note. In addition, pursuant to a 10b5-1 Plan with a designated broker in accordance with the conditions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, Mr. Rosato used the $2,000,000 of funds received from us to purchase 273,398 shares of our publicly traded common stock at a weighted average price of $5.96 per share and warrants to purchase an additional 294,870 shares of common stock at weighted average cost of $1.31 per warrant.

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

Washington Capital Advisors, LLC. We paid Washington Capital Advisors, LLC (“Washington Capital Advisors”), of which Mr. C. Thomas McMillen , our vice chairman and a director, is the principal equity owner and officer, $7,500 per month for office space and general administrative services. This arrangement was agreed to by Washington Capital Advisors, the successor-in-interest to Global Defense Corporation, also an affiliate of Mr. McMillen, for our benefit and was not intended to provide Mr. McMillen compensation in lieu of salary. Upon completion of the acquisition of TSS/Vortech, we were no longer required to pay this monthly fee. We paid an aggregate of $97,500 pursuant to this agreement, of which $7,500 was paid during the fiscal year ended December 31, 2007.

Consulting Agreement with C. Thomas McMillen

On January 19, 2007, we entered into a consulting agreement with Washington Capital Advisors, of which Mr. C. Thomas McMillen , our vice chairman and a director, is the principal equity owner and officer, pursuant to which Washington Capital Advisors is engaged to serve as a consultant for a period of three years. Under the terms of the Consulting Agreement, Washington Capital Advisors provides advisory services relating to strategic, financial, marketing and business development matters and will also provide mergers and acquisitions assistance. The base compensation to Washington Capital Advisors is $200,000 per year (subject to a minimum annual increase of 5% per year) and Washington Capital Advisors is eligible to receive an annual bonus of up to 50% of its then applicable base compensation (the amount of the bonus and the criteria for the bonus to be determined by the Board). In addition to base compensation and eligibility for a bonus, Washington Capital Advisors is entitled to a referral fee equal to 5% of the “Gross Profits” (as defined in the Consulting Agreement) attributable to any client or customer (other than the federal government, or any agency or subdivision thereof) identified by Washington Capital Advisors to us or any of our subsidiaries. Pursuant to the terms of the Consulting Agreement, if we terminate the Consulting Agreement for reasons other than “Cause” or Washington Capital Advisors terminates the Consulting Agreement for “Good Reason” (as those terms are defined in the Consulting Agreement), Washington Capital Advisors is entitled to receive its base compensation as and when it would otherwise be payable if the Consulting Agreement had not been terminated (provided, however that if termination occurs during the last twelve months of the Consulting Agreement, then Washington Capital Advisors shall be entitled to receive amounts equal to base compensation (as and on the terms otherwise payable) for twelve months from the date of termination). During the fiscal year ended December 31, 2007, $200,000 was paid pursuant to this agreement.

Our Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with related party for less than $25,000.

We participate in transactions with the following entities affiliated through common ownership and management. The Audit Committee of the Board reviewed and approved in advance all of these related party transactions in accordance with its written charter.

S3 Integration L.L.C. S3 Integration L.L.C. (S3 Integration) is owned 15% each by our Chief Executive Officer and President. S3 Integration provides commercial security systems design and installation services as a subcontractor to us.

Chesapeake Systems, L.L.C. (Chesapeake Systems) is 9% owned and significantly indebted to our Chief Executive Officer. Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Mission Critical, L.L.C. (Chesapeake MC) is 9% owned each by our Chief Executive Officer and President. Additionally, it is significantly indebted to our Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Tower Systems, Inc. Chesapeake Tower Systems, Inc. (Chesapeake) is 100% owned by our Chief Executive Officer. On February 28, 2007, Chesapeake sold substantially all of its assets to Chesapeake Systems and Chesapeake MC and, except for an office space sublease agreement, does not engage in any business with us. Chesapeake was a manufacturer’s representative and distributor of mechanical and electrical equipment, which Chesapeake sold to us. In addition, we acted as a subcontractor to Chesapeake for certain equipment installation on project-by-project basis.

CTS Services, L.L.C. (CTS) is 55% owned by our Chief Executive Officer and 5% owned by our Treasurer. CTS is a mechanical contractor that acts as a subcontractor to us for certain projects. In addition, CTS utilizes us as a subcontractor on projects as needed.

L.H. Cranston Acquisition Group, Inc. L.H. Cranston Acquisition Group, Inc. (Cranston) is 25% owned by our Chief Executive Officer. Cranston is a mechanical, electrical and plumbing contractor that acts, directly or through its Subsidiary L.H. Cranston and Sons, Inc., as subcontractor to us on a project-by-project basis.

Telco P&C, L.L.C. Telco P&C, L.L.C. is 55% owned by our Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to us. We have also acted as a subcontractor to Telco as needed.

Automotive Technologies, Inc. Automotive Technologies, Inc. is 60% owned by our Chief Executive Officer and provides vehicle maintenance and repair services to us.

TPR Group Re Three, L.L.C. As of November 1, 2006, TPR Group Re Three, L.L.C. (TPR Group Re Three) is owned 50% each by our Chief Executive Officer and our President. TPR Group Re Three leases office space to us under the terms of a real property lease to TSS/Vortech. We had an independent valuation, which determined the lease to be at fair value.

The following table sets forth transactions we entered into with the above related parties during the fiscal year ended December 31, 2007. It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. Accordingly, a direct relationship to the revenue and cost of revenue information below should not be expected.

Year Ended December 31, 2007
Revenue
CTS Services, L.L.C.	$183,532
Chesapeake Systems, L.L.C.	105,965
Chesapeake Mission Critical, L.L.C.	106,627
Total	$396,124

Cost of Revenue
CTS Services, L.L.C.	$3,439,631
Chesapeake Systems, L.L.C.	161,178
Chesapeake Mission Critical, L.L.C.	144,924
Chesapeake Tower Systems, Inc.	1,052
S3 Integration, L.L.C.	267,848
LH Cranston & Sons, Inc.	234,252
Telco P&C, L.L.C.	29,174
Total	$4,278,059

Selling, general and administrative
Office rent paid on Chesapeake sublease agreement	207,671
Office rent paid to TPR Group Re Three, L.L.C.	384,271
Vehicle repairs to Automotive Technologies, Inc.	4,442
Total	$596,384

December 31, 2007
Accounts receivable/(payable):
CTS Services, L.L.C.	$44,821
CTS Services, L.L.C.	(2,969,671)
Chesapeake Systems, L.L.C.	611
Chesapeake Systems, L.L.C.	(873)
Chesapeake Mission Critical, L.L.C.	104,397
Chesapeake Mission Critical, L.L.C.	(18,950)
Telco P&C, L.L.C.	(8,000)
LH Cranston & Sons, Inc.	(11,575)
S3 Integration, L.L.C.	(60,556)
Total Accounts receivable	$149,829

Total Accounts (payable)	$(3,069,625)

Director Independence

The Board has adopted standards concerning director independence which meet the independence standards of the Nasdaq Stock Market and, with respect to the Audit Committee, the rules of the Securities and Exchange Commission.

We and our Board are involved in the process for determining the independence of acting directors and director nominees. We solicit relevant information from directors and director nominees via a questionnaire, which covers material relationships, compensatory arrangements, employment and any affiliation with us. In addition to reviewing information provided in the questionnaire, we ask our executive officers on an annual basis regarding their awareness of any existing or currently proposed transactions, arrangements or understandings involving our company in which any director or director nominee has or will have a direct or indirect material interest, including charitable contributions made by our company to nonprofit organizations with which any director is affiliated. We share our findings with the Board regarding the Nasdaq Stock Market and SEC independence requirements and any information regarding the director or director nominee that suggest that such individual is not independent. The Board discusses all relevant issues, including consideration of any transactions, relationships or arrangements which are not required to be disclosed under Item 404(a) of Regulation S-K, prior to making a determination with respect to the independence of each director.

Based on the review described above, the Board affirmatively determined that a majority of the directors are independent, and all members of the Audit and Compensation Committees are independent, under the Nasdaq standard and, in the case of the Audit Committee, the SEC standard. Our independent directors are: Donald L. Nickles, Asa Hutchinson, John Morton, III, David J. Mitchell and William L. Jews.

Other than as described above, in 2007, there were no transactions, relationships or arrangements not disclosed as related person transactions that were considered by the Board in determining that the applicable independence standards were met by each of the directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has appointed Grant Thornton, LLP (“Grant Thornton”), independent public accountants, to audit our financial statements for the fiscal year ending December 31, 2007. Goldstein Golub Kessler, LLP (“GGK”) were our independent public accountants for the fiscal year ended December 31, 2006. Grant Thornton audited our financial statements for the fiscal year ended December 31, 2007.

The following table presents fees for professional audit services rendered by Grant Thornton and GGK for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, respectively, and fees billed for other services rendered by Grant Thornton and GGK during those periods.

Audit and Non-Audit Fees

	2006	2007
Audit fees	$38,000	$240,130
Audit-related fees	17,786	52,775
Tax fees	2,612	6,000
All other fees	-	-
Total	$58,398	$298,905

Audit Fees

Audit fees consisted of professional services rendered by Grant Thornton and GGK for the audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, for the reviews of the consolidated quarterly financial statements included in our Forms 10-Q and assistance and review of such documents filed with the SEC.

Audit-Related Fees

Audit-related fees consisted principally of fees for professional services associated with the audits in connection with acquisitions. We paid Grant Thornton $49,275 in connection with opening balance sheet audits and other related work for our acquisitions of TSS/Vortech, Innovative, and Rubicon.

We paid GGK $17,786 in 2006 for services related to the preparation and filing of the proxy statement in connection with our acquisition of TSS/Vortech. We paid GCK $3,500 in 2007 in connection with the review of certain 2007 filings for purposes of referencing previously audited financial statements by GCK.

Tax Fees

Tax fees consisted of professional services provided associated with tax compliance, tax planning and tax advice. We have paid no fees to our principal auditor for tax compliance or consultation in 2007; however, we did pay RSM McGladry, an affliate of GCK, $6,000 in 2007 for tax services. Fees paid to GGK associated with tax compliance and tax consultation were and $2,612 in 2006.

All Other Fees

We paid no other fees to either Grant or GGK 2007 and 2006, respectively.

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

PART IV

Item 15.	EXHIBITS

 (b) Exhibits.

Exhibit Number	Description

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

Exhibit Number	Description

4.5.2
Amendment No. 2 to Unit Purchase Option (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2006 and incorporated herein by reference)

10.1
Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference)

10.2
Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2007 and incorporated herein by reference)

10.3
Escrow Agreement (Balance Sheet Escrow) dated January 19, 2007 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, Thomas P. Rosato as Members’ Representative, and SunTrust Bank (previously filed with the Commission as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.4
Escrow Agreement (General Indemnity) among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, Thomas P. Rosato as Members’ Representative, and SunTrust Bank (previously filed with the Commission as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.5
Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.6
Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan (previously filed with the Commission as Exhibit E to the Company’s Definitive Proxy Statement filed on December 27, 2006 and incorporated herein by reference)

10.7
Employment Agreement between Harvey L. Weiss and the Company, dated January 19, 2007 (previously filed with the Commission as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)*

10.8
Executive Consulting Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Washington Capital Advisors, Inc. (previously filed with the Commission as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.9
Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Thomas P. Rosato (previously filed with the Commission as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)*

10.10
Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)*

10.11
Voting Agreement dated January 19, 2007 by Fortress America Acquisition Corporation, Thomas P. Rosato, Gerard J. Gallagher, C. Thomas McMillen and Harvey L. Weiss (previously filed with the Commission as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.12
Letter Agreement among the Company, Sunrise Securities Corp. and C. Thomas McMillen (previously filed with the Commission as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

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

10.24	Non-Employee Director Compensation Policy (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference)*
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

Exhibit Number	Description

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

10.29†#	Membership Interest Purchase Agreement dated November 30, 2007 between Rubicon Integration, L.L.C., each of the members of Rubicon and the Company
10.30
Stock Purchase Agreement by and among SMLB, Ltd, the Stockholders of SMLB, Ltd, and the Company dated January 2, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 1, 2008 and incorporated herein by reference)

14.1	Code of Ethics
21#	Significant Subsidiaries of the Registrant
23.1#	Consent of Grant Thornton LLP regarding Fortress International Group, Inc. financial statements for the year ended December 31, 2007.
23.2#	Consent of Grant Thornton LLP regarding Vortech L.L.C. and VTC L.L.C. financial statements for the period ending January 1, 2007 through January 19, 2007.
23.3#	Consent of Goldstein Golub Kessler LLP
23.4#	Consent of McGladrey & Pullen, LLP
31.1	Certificate of Fortress International Group, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Fortress International Group, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certificates of Fortress International Group, Inc. Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress International Group, Inc.

Date:	April 28, 2008	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Name	Position	Date

Chief Executive Officer and Director
/s/ Thomas P. Rosato	(Principal Executive Officer)	April 28, 2008
Thomas P. Rosato

/s/ Harvey L. Weiss	Chairman and Director	April 28, 2008
Harvey L. Weiss

s/ Timothy C. Dec	Chief Financial Officer	April 28, 2008
Timothy C. Dec	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gerard J. Gallagher	President and Director	April 28, 2008
Gerard J. Gallagher

/s/ Asa Hutchinson	Director	April 28, 2008
Asa Hutchinson

/s/ William L. Jews	Director	April 28, 2008
William L. Jews

/s/ C. Thomas McMillen	Director	April 28, 2008
C. Thomas McMillen

/s/ David J. Mitchell	Director	April 28, 2008
David J. Mitchell

/s/ John Morton, III	Director	April 28, 2008
John Morton, III

/s/ Donald L. Nickles	Director	April 28, 2008
Donald L. Nickles