Form 10-Q
period 2008-03-31
Fortress International Group, Inc.
filed 2008-05-14
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of April 30, 2008                12,089,221

FORTRESS INTERNATIONAL GROUP, INC.
Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2008 (unaudited) and as of December 31, 2007	1

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and March 31, 2007 (successor) and for the period from January 1, 2007 to January 19, 2007 (predecessor)	2

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and March 31, 2007 (successor) and for the period from January 1, 2007 to January 19, 2007 (predecessor)	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$8,391,830	$13,172,210
Contract and other receivables, less allowances for doubtful accounts of $120,000 and $65,000, respectively	12,221,311	18,349,140
Costs and estimated earnings in excess of billings on uncompleted contracts	1,428,688	1,322,254
Prepaid expenses and other current assets	606,526	301,487
Income taxes receivable	893,322	893,322
Total current assets	23,541,677	34,038,413

Property and equipment, net of accumulated depreciation of $501,790 and $394,913, respectively	1,017,451	1,044,545
Goodwill	22,429,483	20,714,967
Intangible assets, net	21,585,826	21,089,136
Other assets	814,414	512,000
Total assets	$69,388,851	$77,399,061

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable, current portion	$224,100	$1,650,306
Accounts payable and accrued expenses	11,691,848	16,121,492
Billings in excess of costs and estimated earnings on uncompleted contracts	2,814,715	3,880,279
Total current liabilities	14,730,663	21,652,077

Notes payable, less current portion	8,239,544	7,848,661
Other liabilities	44,648	44,648
Total liabilities	23,014,855	29,545,386

Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock– $.0001 par value, 100,000,000 shares authorized; 12,247,296 and 12,150,400 issued; 12,089,221 and 11,996,325 outstanding at
March 31, 2008 and December 31, 2007, respectively	1,224	1,214
Additional paid-in capital	56,088,523	55,268,012
Treasury stock, 158,075 shares at March 31, 2008 and December 31, 2007, at cost	(814,198)	(814,198)
Accumulated defecit	(8,901,553)	(6,601,353)
Total stockholders' equity	46,373,996	47,853,675

Total liabilities and stockholders’ equity	$69,388,851	$77,399,061

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor (Fortress International Group, Inc.)		Predecessor (TSS/Vortech)
			For the period
	For the three	For the three	January 1,
	months ended	months ended	through
	March 31, 2008	March 31, 2007	January 19, 2007
	(unaudited)	(unaudited)	(audited)
Results of Operations:
Revenue	$19,432,080	$8,676,937	$1,412,137
Cost of revenue	16,020,878	7,205,566	1,108,276
Gross profit	3,411,202	1,471,371	303,861
Operating expenses:
Selling, general and administrative	4,806,070	2,637,940	555,103
Depreciation	106,877	55,431	33,660
Amortization of intangibles	755,385	440,454	-
Total operating costs	5,668,332	3,133,825	588,763
Operating loss	(2,257,130)	(1,662,454)	(284,902)
Interest income (expense), net	(43,070)	98,805	3,749
Loss from operations before income taxes	(2,300,200)	(1,563,649)	(281,153)
Income tax benefit	-	531,641	-
Net loss	$(2,300,200)	$(1,032,008)	$(281,153)
Per Common Share (Basic and Diluted):
Basic and diluted net loss	$(0.19)	$(0.09)	$-
Weighted average common shares outstanding-basic and diluted	12,073,072	11,390,487	-

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Predecessor
	Successor (Fortress International Group, Inc.)		(TSS/Vortech)
			For the period
	For the three	For the three	January 1,
	months ended	months ended	through
	March 31, 2008	March 31, 2007	January 19, 2007
	(unaudited)	(unaudited)	(audited)
Cash Flows from Operating Activities:
Net loss	$(2,300,200)	$(1,032,008)	$(281,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	106,877	55,431	33,660
Amortization of intangibles	857,310	529,052	-
Allowance for doubtful accounts	55,000	-	-
Equity-based compensation	357,746	202,359	-
Benefit from income taxes	-	(531,641)	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract and other receivables	6,945,193	(914,335)	3,698,863
Costs and estimated earnings in excess of billings on uncompleted contracts	(106,434)	897,984	(1,078,505)
Prepaid expenses	(305,039)	(484,607)	(108,618)
Due from affiliates	-	-	519,923
Other assets	25,967	(345,896)	(42,968)
Accounts payable and accrued expenses	(4,698,613)	73,567	(1,861,306)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,575,681)	(580,734)	419,676
Other liabilities	-	(586,283)	(643,571)
Net cash provided by (used in) operating activities	(637,874)	(2,717,111)	656,001

Cash Flows from Investing Activities:
Purchase of property and equipment	(79,783)	(99,129)	(127,602)
Sale of investments held in trust	-	44,673,994	-
Purchase of TSS/Vortech, net of cash acquired	-	(9,677,683)	-
Purchase of SMLB, net of cash acquired	(2,094,561)	-	-
Other long term assets	(432,837)	(916,983)	-
Net cash provided by (used in) investing activities	(2,607,181)	33,980,199	(127,602)

Cash Flows from Financing Activities:
Payments on notes payable	(17,572)	(9,356)	(6,281)
Payment of seller notes	(1,517,753)	-	-
Payment on promissory note payable to officer	-	(20,000)	-
Payment to shareholders electing to redeem their shares in connection with the TSS/Vortech acquisition	-	(4,342,310)	-
Repurchase of treasury stock	-	(1,222,817)	-
Members' distributions	-	-	(1,561,639)
Net cash used in financing activities	(1,535,325)	(5,594,483)	(1,567,920)

Net increase (decrease) in cash	(4,780,380)	25,668,605	(1,039,521)
Cash, beginning of period	13,172,210	7,347	2,361,838
Cash, end of period	$8,391,830	$25,675,952	$1,322,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$113,474	$654	$368
Cash paid for taxes	-	593,166	-
Supplemental disclosure of non cash Investing Activities:
Issuance of common stock in connection with acquisitions (See Note 2)	500,000	14,211,359	-
Promissory notes payable issued in connection with acquisitions (See Note 2)	500,000	10,000,000	-

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The consolidated financial statements are for the three months ended March 31, 2008 and 2007 for Fortress International Group, Inc. (the “Successor Company”, “Fortress” or the “Company”) and are for the period January 1, 2007 to January 19, 2007 (the acquisition date) for VTC, L.L.C. t/a Total Site Solutions and Vortech, L.L.C. (collectively the “Predecessor Company” or “TSS/Vortech”).  The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition.

Except for the balance sheet of the Company at December 31, 2007 and the results of operations for the period January 1, 2007 through January 19, 2007, which are derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Nature of Business and Organization

The Company was formed in Delaware on December 20, 2004 as a special purpose acquisition company formed under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.

On July 20, 2005, we closed our initial public offering (“IPO”) of 7,800,000 units, including an overallotment option of 800,000 units, with each unit consisting of one share of our common stock and two warrants (each to purchase one share of common stock at $5.00). Of the total IPO proceeds of $43,183,521, net of issuance, costs, $41,964,000 placed into a trust fund (“Trust”) and the remaining $1,219,521 were available to fund operations in the pursuit of acquiring a company.

On January 19, 2007, the Company acquired all of the outstanding interest in TSS/Vortech in exchange for a combination of cash, the Company’s common stock, and issuance of two convertible notes (See Note 2). The acquisition fundamentally transformed the Company from a firm primarily investing capital to an operating business. Concurrent with the acquisition, the Company changed its name to Fortress International Group, Inc.

After acquiring TSS/Vortech and during 2007, the Company continued its expansion through the acquisition of  Comm Site of South Florida, Inc. (“Comm Site”), Innovative Power Systems, Inc. and Quality Power Systems, Inc. (“Innovative”), and Rubicon Integration, L.L.C. (“Rubicon”). On January 2, 2008, the Company acquired SMLB, Ltd. in continued footprint expansion with complementary service offerings. As applicable, the Company also acquired these companies’ operating subsidiaries. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2). All intercompany transactions have been eliminated in consolidation.

The Company provides a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. The Company’s services consist of technology consulting, design and engineering, construction management, systems installations and facilities management.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated results of operation of financial condition.

(2)	Acquisitions

In 2007, the Company transitioned from a special purpose acquisition company to an operating entity with its purchase of TSS/Vortech. The Company has continued its strategy to build on to the TSS/Vortech operations through acquisitions that expand geographical reach, add complementary services, and access new key customers for additional selling opportunities. All of the acquisitions have been accounted for using purchase accounting. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. The value of Fortress common stock issued in connection with the acquisitions was determined based on the five day average closing price of Fortress common stock beginning two days before through two days after the announcement date multiplied by the number of shares issued.

2008 Acquisition

SMLB, Ltd.

On January 2, 2008, the Company acquired all of the outstanding stock of SMLB, Ltd., which provides consulting, facility management and equipment integration services for the mission-critical facilities in the Chicago area. The closing consideration consisted of (i) $2,094,561 in cash, including acquition costs of $151,133 and net of acquired cash of $56,573, subject to certain adjustment to be determined subsequent to the closing of the acquisition, as provided in the Purchase Agreement (ii) 96,896 shares of Fortress stock valued at approximately $500,000, (iii) $500,000 in unsecured promissory notes bearing interest at 6% per annum and (iv) additional earn-out amounts up to a maximum of $600,000 contingent upon the achievement of certain earnings targets by SMLB for each of the calendar years 2008-2009.

All of the shares issued to the selling members were placed into escrow to secure the rights of Fortress under the acquisition. These shares will be released subject to certain conditions under the agreements twelve months from the acquisition date.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including SMLB’s complementary experience, key customer relationships in an expanded market, and service offerings in the mission-critical facility industry.

2007 Acquisitions

Rubicon Integration, L.L.C.

On November 30, 2007, Fortress acquired 100% of the membership interests of Rubicon Integration L.L.C. (Rubicon), for the aggregate closing consideration consisting of (i) $4,806,115 in cash, including acquisition costs of $258,634, net of cash acquired of $42,660 (ii) 204,000 shares of the Company’s common stock valued at $1,080,800, (iii) contingent consideration in the form of two unsecured promissory notes in the maximum amount of $1,500,000 and $2,000,000, respectively, plus interest accruing at 6% annually from November 30, 2007, the date of the issuance, payable to the Sellers upon the achievement of certain operational and financial targets for December 2007 and for the calendar year 2008, respectively, and (iv) additional earn-out amounts, contingent upon the achievement of certain earnings targets by Rubicon for each of the calendar years 2008-2009.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2007, Rubicon achieved certain 2007 earnings targets established in the purchase agreement, entitling the sellers to an unsecured promissory note of $1,517,753 which was paid in the first quarter 2008. Additionally, the purchase agreement required net working capital of $200,000 at the acquisition date, while any excess or shortfall would result in consideration adjustment. In the fourth quarter 2007, the adjustment resulted in additional cash consideration of $90,141 which was paid in the first quarter 2008.

During the first quarter of 2008, the Company revised its estimated intangible valuation associated with Rubicon, which resulted in an increase in the value of customer relationship intangibles of $1.0 million with a corresponding decrease in goodwill.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including Rubicon’s complementary experience, key customer relationships, and service offerings in the mission-critical facility industry.

Innovative Power Systems, Inc. and Quality Power Systems, Inc.

On September 24, 2007, Fortress acquired 100% of the issued and outstanding stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. (collectively “Innovative”) for aggregate consideration consisting of (i) $1,658,318 in cash, including acquisition costs of $156,286, and net of acquired cash of $244,968, (ii) a promissory note (the “Note”) for the aggregate amount of $300,000 payable to Sellers accruing at 6% annually from the date of issuance of the Note (the Note is payable in three years, based on a five-year amortization schedule, as described in the Note), (iii) 25,155 shares of common stock valued at $150,000 and (iv) additional contingent consideration if Innovative achieves certain targeted earnings for each of the calendar years 2007-2010, as further described in the agreement.

During the fourth quarter of 2007, Innovative achieved 2007 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $265,000, consisting of $200,000 in cash which is currently due and a $65,000 promissory note, net of a $135,000 post closing working capital adjustment, accruing interest at 6% annually (the Note is payable in three years, based on a five-year amortization schedule, as described in the Note 7). The purchase agreement required working capital of $300,000 at September 24, 2007, while any excess or shortfall would result in consideration adjustment. Actual working capital was approximately $165,000, resulting in a $135,000 promissory note reduction in the fourth quarter of 2007 consistent with terms in the purchase agreement.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including Innovative’s complementary experience, contacts and facilities maintenance offerings in the mission-critical facility industry and is complementary to the Company’s primary operations.

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

All of the shares issued to the selling members (2,534,988 shares) were placed into escrow accounts as follows: 2,461,728 into the General Indemnity escrow to secure the rights of Fortress under the acquisition and 73,260 shares into the Balance Sheet escrow subject to TSS/Vortech delivering $1,000,000 in working capital. These shares will be released subject to certain conditions under the respective agreements. Based on a determination of net working capital at the acquisition date, the Company has recorded a payable for approximately $200,000, included in accounts payable and accrued expenses in the March 31, 2008 consolidated balance sheet, expected to be paid to the sellers as a purchase price adjustment.

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

·
TSS/Vortech has a broad range of experience, contacts and service offerings in the mission-critical facility industry. TSS/Vortech has a very experienced and committed management team with strong core competencies. TSS has a significant number of personnel with security clearances which is important in the homeland security industry.

·
TSS/Vortech’s business model and potential for growth, increasing demand in its industry and its complete service offering when compared to similar companies. In addition TSS/Vortech may provide the platform to assist us in managing acquisitions in the future.

·	TSS/Vortech has been building a national business development organization to expand beyond its current regional presence.

Purchase Price Allocation

Under business combination accounting, the purchase price for each of the acquired companies was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition dates. The allocation of the purchase price was based upon valuations performed for each acquired company. The valuations for TSS/Vortech and Innovative were finalized in 2007. We finalized the Rubicon valuation in first quarter of 2008 and expect to finalize SMLB during the second quarter 2008.

The valuations indicated that the estimated fair value of the assets acquired was less than the total of the purchase price paid and the liabilities assumed in the transactions. As a result, the excess purchase price was assigned to goodwill for each acquisition. These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations.  The transactions resulted in goodwill of $22.4 million of which $19.8 million is expected to be deductible for income tax purposes.

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

The preliminary estimated value and the range of amortizable lives of each of the components of intangible assets as of March 31, 2008 are as follows:

						Amortizable
	SMLB	Rubicon	Innovative	TSS/Vortech	Total	Lives in Years
Intangible asset:
Trade name	$36,000	$460,000	$60,000	$4,930,000	$5,486,000	Indefinite
In-place contracts	146,000	50,000	350,000	406,200	952,200	1-1.25
Customer relationships	202,000	2,970,000	560,000	14,100,000	17,832,000	5-8
Non competition agreement	-	685,000	50,600	-	735,600	2
Total intangible	384,000	4,165,000	1,020,600	19,436,200	25,005,800
Accumulated amortization	(69,581)	(327,071)	(184,806)	(2,838,516)	(3,419,974)
Net intangible assets	$314,419	$3,837,929	$835,794	$16,597,684	$21,585,826

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month period ended March 31, 2008 and March 31, 2007, amortization expense totaling $857,310 and $529,052, respectively, has been included in the accompanying consolidated statement of operations related to the above intangibles of which $101,925 and $88,598, respectively, is included in cost of revenue.

Unaudited pro forma results of operations are as follows. The amounts are shown as if the acquisitions had occurred at the beginning of the period presented:

Three Months Ended March 31,
2007
Proforma revenue	$11,313,254
Proforma operating (loss) income	(1,773,704)
Proforma pretax (loss) income	(1,671,150)
Proforma net (loss) income	(1,139,509)
Pro forma basic and diluted net (loss) per share	$(0.09)
Weighted average common shares	12,168,715

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results of the combined enterprise.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adjusted fair values of the assets acquired and the liabilities assumed for the companies Fortress acquired in 2007 and 2008 are as follows:

	SMLB	Rubicon	Innovative	Comm site	TSS/Vortech	Total

Cash	$2,000,000	$4,590,141	$1,747,000	$150,000	$11,000,000	$19,487,141
Common stock	462,775	1,080,800	150,075	-	14,211,359	15,905,009
Promissory notes to sellers	500,000	1,517,753	564,611	-	10,000,000	12,582,364
Acquistion costs	151,133	258,634	156,286	-	1,841,468	2,407,521
Total purchase price	3,113,908	7,447,328	2,617,972	150,000	37,052,827	50,382,035

Assets
Cash and equivalents	56,573	42,660	244,968	-	1,322,317	1,666,518
Contracts and other receivables	872,364	637,132	466,852	5,200	6,261,988	8,243,536
Costs and estimated earnings	-	98,278	317,868	-	1,559,045	1,975,191
Prepaid expenses	-	-	12,855	-	233,894	246,749
Total current assets	928,937	778,070	1,042,543	5,200	9,377,244	12,131,994

Property and equipment - net	-	3,048	163,947	10,177	904,689	1,081,484
Goodwill	2,580,060	2,989,139	986,189	134,623	15,739,472	22,429,483
Identifiable intangibles, net	384,000	4,165,000	1,020,600	-	19,436,200	25,005,800
Other Assets	-	-	-	-	64,158	64,158
Total assets	3,892,997	7,935,257	3,213,279	150,000	45,521,763	60,713,296

Liabilities
Notes payable, current	-	-	6,684	-	72,808	79,492
Accounts payable and accrued expenses	137,309	487,929	398,903	-	6,653,886	7,678,027
Income taxes payable	131,662	-	114,075	-	-	245,737
Billings in excess of costs	510,118	-	67,842	-	1,662,718	2,240,678
Total current liabilities	779,089	487,929	587,504	-	8,389,412	10,243,934
Long-Term Liabilities
Notes payable, less current portion	-	-	-	-	79,524	79,524
Other long term liabilities	-	-	7,803	-	-	7,803
Total liabilities	779,089	487,929	595,307	-	8,468,936	10,331,261
Allocated purchase price	$3,113,908	$7,447,328	$2,617,972	$150,000	$37,052,827	$50,382,035

(3)	Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is computed as follows:

	Successor
	Three Months Ended
	March 31,	March 31,
	2008	2007
Net loss	$(2,300,200)	$(1,032,008)
Basic and diluted weighted average common shares	12,073,072	11,390,487
Earnings per share	$(0.19)	$(0.09)

 As of March 31, 2008, there were unvested restricted stock, options to purchase units, convertible unsecured promissory notes, and warrants outstanding which were convertible to purchase 282,000, 2,100,000, 1,000,000, and 15,710,300 shares of common stock, respectively. These were excluded in the computation of diluted net loss per common share for the three months ended March 31, 2008, as their inclusion would be anti-dilutive.

As of March 31, 2007, there were options to purchase units, convertible unsecured promissory notes, and warrants outstanding which were convertible to purchase 2,100,000, 1,000,000, and 15,725,000 shares of common stock, respectively. These were excluded in the computation of diluted net loss per common share for the three months ended March 31, 2007, as their inclusion would be anti-dilutive.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No weighted average common shares or income (loss) per share amounts are shown for the Predecessor since the Predecessor was limited liability company whose capital structure consisted of membership interests. As such, no weighted average number of outstanding shares and earnings per share are presented.

(4)	Employee Benefit Plans

Restricted Stock

For the three month period ended March 31, 2008 and March 31, 2007, the Company granted 2,000 and 574,000 restricted common shares, respectively, under the 2006 Omnibus Incentive Compensation Plan (“Plan”). The Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $370,193 and $202,359 and $128,975 and $0 in cost of revenue for the three months ended March 31, 2008 and 2007, respectively. There was no other restricted stock activity.

(5)	Common Stock Repurchases

Prior to the consummation of the acquisition of TSS/Vortech, the Company announced and implemented a common stock repurchase program under which it may purchase up to 3,000,000 shares of common stock. Currently the Board of Directors has authorized the repurchase of up to 500,000 shares under this program.  During the three months ended March 31, 2007, the Company repurchased 221,000 of the Company’s common shares valued in aggregate at $1.2 million. During 2007, the total purchases under the plan were 379,075 common shares of which 221,000 shares were retired. The plan was suspended in the third quarter of 2007; accordingly there has been no activity under the plan in the 2008.

 In January 2007, the Company repurchased 756,100 shares at an aggregate value of $4.3 million from those shareholders that voted against the acquisition of TSS/Vortech and requested that their shares be redeemed at the then per share trust value of $5.74 per share (including deferred interest of $0.38 per share).

(6)	Options to Purchase Units and Warrants

At March 31, 2008 and December 31, 2007, there were options to purchase units and warrants outstanding which were convertible to 17,810,300 of common shares. Both the option to purchase units and warrant have a cashless exercise feature, whereby the holder may elect to receive a net amount of shares and forego the payment of the strike price.

In February 2007, the Company entered into a one year agreement with an advisor in which we were obligated to issue a warrant for the purchase of 125,000 shares of our common stock, in exchange for consulting services. The fair value of these warrants has been determined using the Black-Scholes model and is recognized over the term of the agreement. For the three months ended March 31, 2008, the computed Black-Scholes value of the warrant declined $141,422, resulting in a corresponding reduction in selling, general and administrative expense.

(7)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. APB No. 28 Interim Financial Reporting and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of March 31, 2008 and December 31, 2007 a partial valuation allowance has been recorded against the majority of the Company’s deferred tax assets, as the Company has concluded that under relevant accounting standards, it is more likely than not that deferred tax assets will be not be realizable.

The Company’s effective tax rate is based upon the rate expected to be applicable to the full fiscal year. The rate differs from those used in the three months ended March 31, 2007 primarily due to changes in the valuation allowance subsequent to that date.

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).

Management is in the process of evaluating the various tax positions associated with the acquisition of SMLB and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to this acquisition is not anticipated to be material.

The Company files a consolidated federal tax return and in states that allow it, in other states it files separate company returns.

All of the Company's prior federal and state income tax filings since inception remain open under statutes of limitation.  Innovative Power System Inc.'s statutes of limitation are open from the 2002 tax year forward for both federal and Virginia purposes.  Quality Power Systems Inc.'s statutes of limitation are open from the 2003 tax year forward for both federal and Virginia purposes. SMLB’s  statutes of limitation are open from the 2006 tax year forward for both federal and Illinois purposes.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Notes Payable

	March 31,	December 31,
	2008	2007

Convertible, unsecured promissory notes, due 2012 (6.0%)	$7,500,000	$7,500,000
Unsecured promissory note, due 2011 (6.0%)	364,611	394,611
Unsecured promissory note, due 2008 (6.0%)	-	1,517,753
Unsecured promissory note, due 2011 (6.0%)	500,000	-
Vehicle notes	99,033	86,603
Total debt	8,463,644	9,498,967
Less current portion	224,100	1,650,306
	$8,239,544	$7,848,661

In connection with the acquisition of TSS/Vortech, on January 19, 2007 the Company issued convertible, unsecured promissory notes, with an aggregate value of $10,000,000 to the sellers. During the third quarter of 2007, the Company entered into an agreement with the Chief Executive Officer (the “CEO”) to retire $2,500,000 of the note due to him by paying $2,000,000 and the CEO used the proceeds to repurchase the Company’s common stock and warrants. The prepayment discount realized of $500,000 has been recorded as additional paid-in capital. The notes bear interest at six percent per year and have a term of five years. Interest only is payable during the first two years of each note with principal payments commencing on the second anniversary (January 19, 2009) and continuing throughout the balance of the term of the notes in equal quarterly principal installments totaling $625,000 with a balloon payment of $3.0 million on January 19, 2010, as adjusted for the early repayment of Mr. Rosato’s notes. The notes are convertible at any time by the selling members into 1,000,000 shares of our common stock at a conversion price of $7.50 per share and are automatically convertible if the average closing price of our common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

In connection with the Innovative acquisition, on September 24, 2007 the Company issued an unsecured promissory note with the sellers in the amount of $300,000. The note bears interest at six percent per year and has a three year term. Quarterly interest is payable and quarterly principal installments of $15,000 commenced December 31, 2007 with a final balloon payment of $120,000 due on December 31, 2010. Based on achieving certain earnings targets through December 31, 2007 and net of a purchase price adjustment associated with working capital, Innovative sellers received an additional promissory note of $64,611 at December 31, 2007, see Note 2. The additional unsecured promissory note is in similar form to the unsecured promissory note issued at closing, bearing interest at six percent per year and has a three year term. Quarterly interest is payable and quarterly principal installments of $8,200 commenced March 31, 2008 with a final balloon payment of $65,600 due on March 31, 2011.

In connection with the Rubicon acquisition, the Company was obligated to issue unsecured promissory notes totaling $1.5 million and $2.0 million contingent on Rubicon achieving certain earnings targets for the month ended December 31, 2007 and certain revenue bookings targets for 2008, respectively. As described in Note 2 above, Rubicon exceeded earnings targets for the month ended December, 31 2007, resulting in the issuance of a promissory note totaling $1.5 million which was paid in the first quarter of 2008. Rubicon’s achievement of the financial targets for 2008 was not determinable beyond a reasonable doubt; therefore, the $2.0 million contingent note has not been issued.

In connection with the acquisition of SMLB on January 2, 2008, the Company issued unsecured promissory notes with an aggregate value of $500,000 to the sellers. The note bears interest at six percent per year and has a three year term. Principal installments of $100,000, $100,000 and $300,000, plus accrued interest, are due on January 2, 2009, January 2, 2010, and January 2, 2011, respectively. The Company may prepay the notes any time at its election without penalty.

 (9) Related Party Transactions

Our Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with a related party for less than $25,000.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chesapeake Mission Critical, L.L.C. (Chesapeake MC) is 9% owned each by the Company’s Chief Executive Officer and its President. Additionally, it is significantly indebted to the Company’s Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Tower Systems, Inc. Chesapeake Tower Systems, Inc. (Chesapeake) is 100% owned by the Company’s Chief Executive Officer. On February 28, 2007, Chesapeake sold substantially all of its assets to Chesapeake Systems and Chesapeake MC. Except for an office space sublease agreement, Chesapeake does not engage in any business with the Company. Chesapeake was a manufacturer's representative and distributor of mechanical and electrical equipment, which Chesapeake sold to the Company. In addition, the Company acted as a subcontractor to Chesapeake for certain equipment installation on project-by-project basis.

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

Telco P&C, LLC. Telco P&C, LLC (Telco) is 55% owned by the Company’s Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco as needed. CTS purchased 100% of Telco’s membership interests in the first quarter of 2008.

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

The following table sets forth transactions the Company has entered into with the above related parties for the successor three months ended March 31, 2008 and 2007 and for the predecessor period January 1, 2007 through January 19, 2007.

	Successor		Predecessor
			Period from
	Three Months	Three Months	January 1, 2007
	Ended	Ended	through
	March 31, 2008	March 31, 2007	January 19, 2007
Revenue
CTS Services, LLC	$106,049	$37,840	1,800
Chesapeake Mission Critical, LLC	29,564	-	-
Chesapeake Tower Systems, Inc.	-	429	-
Total	$135,613	$38,269	1,800

Cost of Revenue
CTS Services, LLC	$358,623	$239,428	82,032
Chesapeake Systems, LLC	14,910	-	-
Chesapeake Mission Critical, LLC	39,298	-	-
Chesapeake Tower Systems, Inc.	-	100,327	8,225
S3 Integration, LLC	37,406	88,179	-
LH Cranston & Sons, Inc.	-	10,777	-
Telco P&C, LLC	-	29,282	-
Total	$450,237	$467,993	90,257

Selling, general and administrative
Office rent paid on Chesapeake sublease agreement	57,508	46,950	16,016
Office rent paid to TPR Group Re Three, LLC	97,691	100,984	26,472
Vehicle repairs to Automotive Technologies, Inc.	-	4,442	656
Total	$155,199	$152,376	43,144

	March 31,	December 31,
	2008	2007
Accounts receivable/(payable):
CTS Services, LLC	$150,870	44,821
CTS Services, LLC	(204,826)	(2,969,671)
Chesapeake Systems, LLC	-	611
Chesapeake Systems, LLC	-	(873)
Chesapeake Mission Critical, LLC	79,334	104,397
Chesapeake Mission Critical, LLC	(22,848)	(18,950)
Telco P&C, LLC	-	(8,000)
LH Cranston & Sons, Inc.	-	(11,575)
S3 Integration, LLC	(6,204)	(60,556)
Total Accounts receivable	$230,204	$149,829
Total Accounts (payable)	$(233,878)	$(3,069,625)

(10) Subsequent Event

On May 8, 2008, the Compensation Committee (the “Compensation Committee”) of our Board of Directors approved the elimination of certain perquisites payments for club membership fees and car allowances paid to Thomas P. Rosato, our Chief Executive Officer, and Gerard J. Gallagher, our President and Chief Operating Officer, under their respective employment agreement, effective immediately. Simultaneously, and in connection with the elimination of these perquisites payments, the Compensation Committee approved an increase of $30,000 in the annual base salary of each of Messrs. Rosato and Gallagher, representing the aggregate annual amount of the perquisite payments previously paid.

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

Business Formation and Overview

We were incorporated in Delaware on December 20, 2004 as a special purpose acquisition company formed under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.  On July 20, 2005, we closed our initial public offering of 7,800,000 units (including underwriters exercise of an over-allotment option), resulting in proceeds net of fees to us of approximately $43.2 million.

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as “Total Site Solutions” (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to “Fortress International Group, Inc.”  The acquisition fundamentally transformed the Company from a firm primarily seeking to invest capital to an operating business.

Building on the TSS/Vortech business, management continued an acquisition strategy to expand our geographical footprint, add complementary services, and diversify and expand our customer base. During 2007, we acquired substantially all of the assets of Comm Site of South Florida, Inc., 100% of the outstanding stock of Innovative Power Solutions, Inc. and Quality Power Solutions, Inc. and 100% of the membership interests of Rubicon Integration, L.L.C.

On January 2, 2008, we continued our acquisition strategy with the purchase of 100% of the outstanding stock of SMLB, Ltd., which provides consulting, facility management, and equipment integration services for the mission-critical facilities in the Chicago area. The closing consideration consisted of (i) $2,000,000 in cash, subject to certain adjustment to be determined subsequent to the closing of the acquisition, as provided in the Purchase Agreement (ii) 96,896 shares of Fortress stock valued at approximately $500,000, (iii) $500,000 in unsecured promissory notes bearing interest at 6% per annum and (iv) additional earn-out amounts up to a maximum of $600,000 contingent upon the achievement of certain earnings targets by SMLB for each of the calendar years 2008-2009.

With the acquired assets, we provide comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis and time and materials basis and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At March 31, 2008, we have authorizations to proceed with work for approximately $34.6 million or 17% of our total backlog of $207.5 million. At December 31, 2007, we have authorizations to proceed with work for approximately $32.4 million or 19% of our total backlog of $172.9 million. Additionally, approximately $159.8 and $118.0 million or 77% and 68% of our backlog relates to a single customer at March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, our backlog was approximately $207.5 million, compared to approximately $172.9 million at December 31, 2007. We believe that approximately 30% of the backlog at March 31, 2008 will be recognized during over the next nine months. The following table reflects the value of our backlog in the above three categories as of March 31, 2008 and December 31, 2007, respectively.

(In millions)
	March 31,	December 31,
	2008	2007
Technology consulting	$4.9	$3.9
Construction management	187.6	154.1
Facilities management	15.0	14.9
Total	$207.5	$172.9

Consolidated Statements of Operations

	Successor (Fortress International Group, Inc.)		Predecessor (TSS/Vortech)
	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the period January 1, through January 19, 2007
Results of Operations:
Revenue	$19,432,080	$8,676,937	$1,412,137
Cost of revenue	16,020,878	7,205,566	1,108,276
Gross profit	3,411,202	1,471,371	303,861
Operating expenses:
Selling, general and administrative	4,806,070	2,637,940	555,103
Depreciation and amortization	106,877	55,431	33,660
Amortization of intangibles	755,385	440,454	-
Total operating costs	5,668,332	3,133,825	588,763
Operating loss	(2,257,130)	(1,662,454)	(284,902)
Interest income (expense), net	(43,070)	98,805	3,749

Loss from operations before income taxes	(2,300,200)	(1,563,649)	(281,153)
Income tax benefit	-	531,641	-
Net loss	$(2,300,200)	$(1,032,008)	$(281,153)

Critical Accounting Policies and Estimates

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

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. The Company's revenue is derived from the following types of contractual arrangements: fixed-price contracts, time and material contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). The Company’s primary source of revenue is from fixed price contracts and we apply Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on an analysis of our historical experience with bad debt write-offs and an aging of the accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Non-cash Compensation

We apply the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), therefore, the recognition of the value of the instruments results in compensation or professional expenses in our financial statements. The expense differs from other compensation and professional expenses in that these charges, though generally permitted to be settled in cash, are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such warrants are exercised or restricted stock vests. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. Our intangible assets consist of trade name, in-place contracts, customer relationships, and non-competition agreements with amortizable lives of 1-8 years for the finite lived intangibles. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

We are required to review the recoverability of our goodwill and other intangible assets as indicated above. At December 31, 2007, we obtained an independent third party valuation to assist in determining fair market value and we concluded no impairment existed. We have continued to incur operating losses through the first quarter 2008; however, our projected operating results and related cash flows indicate no impairment. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change, in a way that would reduce the estimated recoverability of these assets, impairment charges may be required.

 Long-Lived Assets (Excluding Goodwill)

 In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of its long-lived assets as of March 31, 2008 are fully realizable.

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

Effective January 1, 2007, we were required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, we were in essence a “blank check” company with no substantive operations. Management concluded that the adoption of FIN 48 had no material effect on our financial position or results of operations. As of March 31, 2008, we do not have any material gross unrecognized tax benefit liabilities. However, management is still in the process of evaluating the various tax positions associated with the acquisition of SMLB and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities may be covered by indemnification provisions provided in the acquisition agreements or may result in an adjustment to goodwill.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operation of financial.

Results of operations for the successor company for the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

Revenue. Revenue increased $10.7 million to $19.4 million for the three months ended March 31, 2008 from $8.7 million for the three months ended March 31, 2007. The increase is primarily driven by the inclusion of $5.7 million of revenue associated with the acquisitions of Innovative, Rubicon, and SMLB and the inclusion of approximately $1.4 million of revenue associated with TSS/Vortech results being included for an additional nineteen days or a full quarter in 2008. The remaining increase of approximately $3.6 million is attributable to an increase in revenue from our construction management services.

Cost of Revenue. Cost of revenue increased $8.8 million to $16.0 million for the three months ended March 31, 2008 from $7.2 million for the three months ended March 31, 2007. The increase is primarily driven by the inclusion of $4.0 million of cost of revenue associated with the acquisitions of Innovative, Rubicon, and SMLB and the inclusion of approximately $1.1 million of cost of revenue associated with TSS/Vortech results being included for an additional nineteen days or a full quarter in 2008. The remaining increase of $3.7 million was attributable to an increase in revenue from our construction management services.

Gross Margin Percentage. Gross margin percentage remained consistent at 17.6% for the three months ended March 31, 2008 compared to 17.0% for the three months ended March 31, 2007. Excluding the effect of gross margin contribution associated with the acquisitions of Innovative, Rubicon, and SMLB and the inclusion of TSS/Vortech results for an additional nineteen days or a full quarter in 2008, gross margin percentage decreased to 11.3% for the three months ended March 31, 2008 from 17.0% for the three months ended March 31, 2007. The decline in gross profit is primarily attributable to the change in the contract mix of services being performed, as a greater proportion of first quarter 2008 services were construction management.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.2 million to $4.8 million for the three months ended March 31, 2008 from $2.6 million for the three months ended March 31, 2007. The increase is primarily driven by the inclusion of $0.7 million of selling, general and administrative expenses associated with the acquisitions of Innovative, Rubicon and SMLB and the inclusion of approximately $0.6 million of selling, general and administrative expenses associated with TSS/Vortech’s results being included for an additional nineteen days or full quarter in 2008. The remaining $0.9 million increase primarily relates to an increased headcount in the proposal, sales and marketing departments in an effort to diversify our customer base and additional professional services costs associated with being a public company.

Depreciation. Depreciation remained consistent at $0.1 million for the three months ended March 31, 2008 compared to $0.1 million for the three months ended March 31, 2007.

Amortization of intangible assets. Amortization expense increased $0.4 million to $0.8 million for the three months ended March 31, 2008 from $0.4 million for the three months ended March 31, 2007. The increase in amortization expense was primarily attributable to a higher amortizable intangible base in 2008, associated with the acquisitions of Innovative, Rubicon, and SMLB that resulted an additional $5.0 million in amortizable intangibles.

Interest income (expense), net. Our interest income (expense), net decreased $142,000 to ($43,070) for the three months ended March 31, 2008 from $98,805 for the three months ended March 31, 2007. The decrease in interest income was due to a lower average invested balance and interest rates.

Income tax benefit. For the three months ended March 31, 2008, we recorded no income tax benefit as any tax asset associated with net operating losses (NOL’s) generated during the quarter were fully reserved as they may not be realized in future periods. Income tax benefit was $0.5 million for the three months ended March 31, 2007 reflecting the value of a NOL carry back to prior periods at an effective rate of 34% federal tax rate, which was applicable for the full year.

Financial Condition, Liquidity and Capital Resources

	Successor (Fortress International Group, Inc.)		Predecessor (TSS/Vortech)
	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the period January 1, through January 19, 2007
Net cash provided by (used in) operating activities	$(637,874)	$(2,717,111)	$656,001
Net cash provided by (used in) investing activities	(2,607,181)	33,980,199	(127,602)
Net cash used in financing activities	(1,535,325)	(5,594,483)	(1,567,920)
Net increase (decrease) in cash	$(4,780,380)	$25,668,605	$(1,039,521)

Cash and cash equivalents decreased $4.8 million to $8.4 million at March 31, 2008 from $13.2 million at December 31, 2007. The decrease was primarily attributable to $0.6 million from operating activities, $2.1 million for the purchase of SMLB, and $1.5 million for the repayment of promissory notes issued in association with the Rubicon acquisition.

Operating Activity

Net cash used in operations decreased $2.1 million to $0.6 million for the three months ended March 31, 2008 from $ 2.7 million used in operations for the three months ended March 31, 2007. The decrease includes approximately $0.7 million of cash provided by operating activities from an additional nineteen days in the first quarter of 2008.  The decline in cash used in operating cash flows is primarily attributable to working capital as follows:

Increase in net loss. Net loss increased $1.3 million to $2.3 million for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007. The increase in net loss was primarily attributable to a $1.1 million increase in non-cash items primarily the provision for income taxes, amortization of intangibles and equity-based compensation expense.

Increase in working capital. Net changes in operating assets and liabilities decreased approximately $1.3 million, which accounts for the improvement or decline in cash used by operating activities. The decrease is primarily attributable to other assets and liabilities, as management seeks to balance customer and vendor cash flows via contractual terms.

Investing Activity

Net cash used in investing increased $36.6 million to $2.6 million used in investing activities for the three months ended March 31, 2008 from $34.0 million provide by investing activities for the three months ended March 31, 2007. The increase was primarily attributable to our transition to an operating Company in the first quarter of 2007 and the release of investments held in trust for general operating purposes.

Sale of investments held in Trust. Upon the approval of the TSS/Vortech acquisition, we had a cash inflow from the sale of approximately $44.7 million in trust investments, which funded the cash portion of the acquisition and repurchase of common stock from dissenting shareholders electing to receive their IPO proceeds back and provided cash for future ongoing operations.

Acquisitions. Net cash used to acquire businesses decreased $7.6 million to $2.1 million for the three months ended March 31, 2008 from $9.7 million for the three months ended March 31, 2007. In the first quarter of 2008, we acquired SMLB, Ltd. which had a significantly lower enterprise value and in turn lower cash purchase price component as compared to TSS/Vortech acquisition which occurred in the first quarter of 2007.

Financing Activity

Net cash used in financing decreased $4.1 million to $1.5 million for the three months ended March 31, 2008 from $5.6 million for the three months ended March 31, 2007. The decrease in cash used in financing activities was attributable fundamentally to different activity as described in the following:

•
Repayment of seller notes. During the first quarter of 2008, we repaid a $1.5 million unsecured, promissory notes issued at December 31, 2007 associated with achievement of certain earnings targets by Rubicon.

•
Repurchase of commons stock. During the first quarter of 2007, we used $4.3 million to repurchase our common stock associated with the election of conversion rights by our dissenting shareholders in connection with our acquisition of TSS/Vortech and $1.3 million in a share buy back program. The share buyback program was suspended in the third quarter of 2007.

Non-Cash Activity

During the first quarter of 2008, in connection with the purchase of SMLB, we issued to the sellers $0.5 million of unsecured promissory notes, bearing interest at 6% per annum and repayable over a three-year term. During the first quarter of 2007, in connection with our purchase of TSS/Vortech, we issued to selling members Mr. Rosato and Mr. Gallagher a total of $10.0 million in convertible, unsecured promissory notes, bearing interest at 6% per annum and repayable over a three-year term. The difference in the amount of unsecured promissory note consideration between the two acquisitions was primarily attributable to differing enterprise values of the acquired entities.

For a discussion of our acquisitions, see Note 2 —Acquisitions of the Notes to Consolidated Financial Statements.

The share repurchase program was suspended in the third quarter 2007. We do not anticipate paying any cash dividend in the foreseeable future. Accordingly, we expect to retain future earnings, if any, for use in possible expansion of our business.

We believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months. We may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material and differ in structure relative to past acquisitions. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing shareholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of acquisition plan, which could impact our business, financial condition and earnings.

Off Balance Sheet Arrangements

As of the three months ended March 31, 2008, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Refer to our annual report on Form 10-K for the year ended December 31, 2007 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our Annual Report on form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were ineffective. There have been no significant changes in the control environment since year end.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting for the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On May 8, 2008, the Compensation Committee (the “Compensation Committee”) of our Board of Directors approved the elimination of certain perquisites payments for club membership fees and car allowances paid to Thomas P. Rosato, our Chief Executive Officer, and Gerard J. Gallagher, our President and Chief Operating Officer, under their respective employment agreement, effective immediately. Simultaneously, and in connection with the elimination of these perquisites payments, the Compensation Committee approved an increase of $30,000 in the annual base salary of each of Messrs. Rosato and Gallagher, representing the aggregate annual amount of the perquisite payments previously paid.

Item 6. Exhibits.

31.1*	Certificate of Fortress International Group, Inc. Chief Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Fortress International Group, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certificate of Fortress International Group, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________
* Filed herewith.
‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: May 14, 2008	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Principal Executive Office)

Date: May 14, 2008	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Principal Financial Officer)