Form 10-Q
period 2008-06-30
Fortress International Group, Inc.
filed 2008-08-14
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.
  (Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7226 Lee DeForest Drive, Suite 203 Columbia, MD 21046	21046
(Address of principal executive offices)	(Zip Code)

(410) 312-9988
(Registrant's telephone number, including area code)

9841 Broken Land Parkway, Columbia, Maryland
(Former Name or Former Address, if Changed Since Last Report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of July 31, 2008                12,091,870

FORTRESS INTERNATIONAL GROUP, INC.
Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and as of December 31, 2007	1

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and June 30, 2007 (successor) and for the period from January 1, 2007 to January 19, 2007 (predecessor)	2

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and June 30, 2007 (successor) and for the period from January 1, 2007 to January 19, 2007 (predecessor)	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4T. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$8,401,630	$13,172,210
Contract and other receivables, net	17,261,140	18,349,140
Costs and estimated earnings in excess of billings
on uncompleted contracts	1,775,891	1,322,254
Prepaid expenses and other current assets	602,156	301,487
Income taxes receivable	893,322	893,322
Total current assets	28,934,139	34,038,413

Property and equipment, net	998,380	1,044,545
Goodwill	21,786,509	20,714,967
Intangible assets, net	20,656,626	21,089,136
Other assets	362,580	512,000

Total assets	$72,738,234	$77,399,061

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$1,252,227	$1,650,306
Accounts payable and accrued expenses	18,530,298	16,121,492
Billings in excess of costs and estimated earnings
on uncompleted contracts	4,788,740	3,880,279
Total current liabilities	24,571,265	21,652,077

Notes payable, less current portion	7,106,238	7,848,661
Other liabilities	54,506	44,648
Total liabilities	31,732,009	29,545,386

Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares
issued or outstanding	-	-
Common stock-- $.0001 par value, 100,000,000 shares authorized; 12,263,963 and 12,150,400 issued; 12,099,898 and 11,992,325 outstanding at
June 30, 2008 and December 31, 2007, respectively	1,226	1,214
Additional paid-in capital	56,743,192	55,268,012
Treasury stock, 164,065 and 158,075 shares at cost at June 30, 2008
and December 31, 2007, respectively	(842,312)	(814,198)
Accumulated deficit	(14,895,881)	(6,601,353)
Total stockholders' equity	41,006,225	47,853,675

Total liabilities and stockholders’ equity	$72,738,234	$77,399,061

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
					Predecessor
					(TSS/Vortech)
	Successor (Fortress International Group, Inc.)				For the period
					January 1,
	Three Months Ended		Six Months Ended		through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	January 19, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(audited)
Results of Operations:
Revenue	$20,149,876	$10,862,307	$39,581,956	$19,539,244	$1,412,137
Cost of revenue	18,038,179	9,424,029	34,059,068	16,629,595	1,108,276
Gross profit	2,111,697	1,438,278	5,522,888	2,909,649	303,861
Operating expenses:
Selling, general and administrative	5,657,424	3,424,040	10,428,454	6,061,980	555,103
Depreciation	123,217	97,245	238,456	152,676	33,660
Amortization of intangibles	619,436	567,108	1,401,498	1,007,562	-
Impairment loss on goodwill	1,217,000	-	1,217,000	-	-
Total operating costs	7,617,077	4,088,393	13,285,408	7,222,218	588,763
Operating loss	(5,505,380)	(2,650,115)	(7,762,520)	(4,312,569)	(284,902)
Interest income (expense), net	(101,938)	273,467	(145,008)	372,272	3,749

Loss from operations before income taxes	(5,607,318)	(2,376,648)	(7,907,528)	(3,940,297)	(281,153)
Income tax expense (benefit)	387,000	182,316	387,000	(349,325)	-
Net loss	$(5,994,318)	$(2,558,964)	$(8,294,528)	$(3,590,972)	$(281,153)
Per Common Share (Basic and Diluted):
Basic and diluted net loss	$(0.50)	$(0.21)	$(0.69)	$(0.31)	$-
Weighted average common shares outstanding-basic and diluted	12,093,895	12,013,491	12,083,483	11,592,599	-

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor (Fortress International Group, Inc.)		Predecessor (TSS/Vortech)
			For the period
			January 1,
	Six Months Ended		through
	June 30, 2008	June 30, 2007	January 19, 2007
	(unaudited)	(unaudited)	(audited)
Cash Flows from Operating Activities:
Net loss	$(8,294,528)	$(3,590,972)	$(281,153)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	238,456	152,676	33,660
Amortization of intangibles	1,673,434	1,210,235	-
Impairment loss on goodwill	1,217,000	-	-
Allowance for doubtful accounts	89,795	-	-
Stock and warrant-based compensation	1,012,417	465,433	-
Benefit from income taxes	-	(840,000)	-
Other non-cash income, net	9,858	490,675	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract and other receivables	1,385,817	(2,715,688)	3,698,863
Costs and estimated earnings in excess of billings on uncompleted
contracts	(453,637)	158,177	(1,078,505)
Prepaid expenses and other current assets	(300,593)	(508,619)	(108,618)
Due from affiliates	-	-	519,923
Other assets	44,964	(307,665)	(42,968)
Accounts payable and accrued expenses	2,139,835	354,887	(1,861,306)
Billings in excess of costs and estimated earnings on
uncompleted contracts	398,344	(589,807)	419,676
Other liabilities	-	(586,283)	(643,571)
Net cash provided by (used in) operating activities	(838,838)	(6,306,951)	656,001

Cash Flows from Investing Activities:
Purchase of property and equipment	(192,291)	(172,350)	(127,602)
Sale of investments held in trust	-	44,673,994	-
Purchase of TSS/Vortech, net of cash acquired	-	(9,677,683)	-
Purchase of SMLB, net of cash acquired	(2,094,561)	-	-
Purchase of Comm Site of South Florida, Inc, net of cash acquired	-	(135,000)	-
Deferred acquistion costs	(21,785)	(981,357)	-
Net cash provided by (used in) investing activities	(2,308,637)	33,707,604	(127,602)
Cash Flows from Financing Activities:
Payments on notes payable	(77,238)	(32,450)	(6,281)
Payment of Rubicon seller notes	(1,517,753)	-	-
Payment on promissory note payable to officer	-	(20,000)	-
Payment to shareholders electing to redeem their shares in
connection with the TSS/Vortech acquisition	-	(4,339,014)	-
Repurchase of treasury stock	(28,114)	(1,909,560)	-
Members' distributions	-	-	(1,561,639)
Net cash used in financing activities	(1,623,105)	(6,301,024)	(1,567,920)
Net increase (decrease) in cash	(4,770,580)	21,099,629	(1,039,521)
Cash, beginning of period	13,172,210	7,347	2,361,838
Cash, end of period	$8,401,630	$21,106,976	$1,322,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$240,167	$267,797	$368
Cash paid for taxes	-	593,166	-
Supplemental disclosure of non-cash Investing Activities:
Issuance of common stock in connection with the acquistion of TSS/Vortech	-	14,211,359	-
Issuance of common stock in connection with the acquisition of SMLB, LTD	500,000	-	-
Promissory notes payable issued in connection with the acquistion of TSS/Vortech	-	10,000,000	-
Promissory notes payable issued in connection with the acquistion of Rubicon	439,241	-	-
Promissory notes payable issued in connection with the acquistion of SMLB, LTD	15,248	-	-

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The consolidated financial statements are for the three and six months ended June 30, 2008 and 2007 for Fortress International Group, Inc. (the “Successor Company”, “Fortress” or the “Company”) and are for the period from January 1, 2007 to January 19, 2007 (the acquisition date) for VTC, L.L.C. t/a Total Site Solutions and Vortech, L.L.C. (collectively the “Predecessor Company” or “TSS/Vortech”).  The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition.

Except for the balance sheet of the Company as of December 31, 2007 and the results of operations of our Predecessor Company for the period from January 1, 2007 through January 19, 2007, which are derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company was incorporated in Delaware on December 20, 2004 under the name “Fortress America Acquisition Corporation” as a blank check company for the purpose of acquiring an operating business that performed services to the homeland security industry.

On July 20, 2005, we closed our initial public offering (“IPO”) of 7,800,000 units, including an over-allotment option of 800,000 units, with each unit consisting of one share of our common stock and two warrants (each to purchase one share of common stock at $5.00). Of the total IPO proceeds of $43,183,521, net of issuance costs, $41,964,000 were placed into a trust fund (“Trust”) and the remaining $1,219,521 were available to fund operations in the pursuit of acquiring a company.

On January 19, 2007, the Company acquired all of the outstanding interest in TSS/Vortech in exchange for a combination of cash, the Company’s common stock, and issuance of two convertible notes (See Note 9). The acquisition fundamentally transformed the Company from a firm primarily investing capital to an operating business. Concurrent with the acquisition, the Company changed its name to Fortress International Group, Inc.

After acquiring TSS/Vortech and during 2007, the Company continued its expansion through the acquisitions of  Comm Site of South Florida, Inc. (“Comm Site”), Innovative Power Systems, Inc. and Quality Power Systems, Inc. (“Innovative”) and Rubicon Integration, L.L.C. (“Rubicon”). On January 2, 2008, the Company acquired SMLB, Ltd. to continue its footprint expansion with complementary service offerings. As applicable, the Company also acquired these companies’ operating subsidiaries. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 3). All intercompany transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires recognition of a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 clarifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective January 1, 2009. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated results of operations and financial condition.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In April 2008, FASB issued a Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amends the factors a Company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. FSP 142-3 replaces the previous useful life criteria with a new requirement-that an entity consider its own historical experience in renewing similar arrangements. In issuing FSP 142-3, the FASB hopes to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FAS 142-3 is effective January 1, 2009. The Company is currently assessing the potential impact that adoption of FAS 142-3 may have on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, (“SFAS No. 161”) which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS No. 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated results of operation of financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combination”, (“SFAS No. 141R”) which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Accounts Receivable

During the three and six months ended June 30, 2008, the Company has recognized a $0.7 million loss on customer contract. The Company has not recorded any revenue related to this contract since we were not able to conclude revenue was reasonably assured. We will recognize revenue based on cash collections related to this customer. The amount written off was $1,309,000 of which $824,000 will be recognized upon cash collection and the remaining $485,000 reduced unsecured, promissory notes payable issued to sellers of SMLB (seller note). The note reduction was pursuant to the working capital adjustment per terms of the original purchase agreement. Contract costs totaling $0.7 million were fully recognized in the three and six months ending June 30, 2008. In the event the $1,309,000 receivable is subsequently collected, the Company will recognize revenue of $824,000 and the seller note will be increased $485,000.

As of June 30, 2008, accounts receivable is $1,429,074 due from a customer that the Company has offered extended payment terms. This amount was recognized as revenue during the three months ended June 30, 2008. The customer has executed a promissory note in the same amount bearing interest at 8% per annum with payments of interest only due monthly and the balance in full is due on December 15, 2008.

(3)	Acquisitions

In 2007, the Company transitioned from a special purpose acquisition company to an operating entity with its purchase of TSS/Vortech. The Company has continued its strategy to build on to the TSS/Vortech operations through acquisitions that expand geographical reach, add complementary services and access new key customers for additional selling opportunities. All of the acquisitions have been accounted for using purchase accounting. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. The value of Fortress common stock issued in connection with the acquisitions was determined based on the five day average closing price of Fortress common stock beginning two days before through two days after the announcement date multiplied by the number of shares issued.

2008 Acquisition

SMLB, Ltd.

On January 2, 2008, the Company acquired all of the outstanding stock of SMLB, Ltd., which provides consulting, facility management and equipment integration services for the mission-critical facilities in the Chicago area. The closing consideration consisted of (i) $2,094,561 in cash, including acquisition costs of $151,133 and net of acquired cash of $56,573, subject to certain adjustment to be determined subsequent to the closing of the acquisition, as provided in the Purchase Agreement, (ii) 96,896 shares of Fortress common stock valued at approximately $500,000, (iii) $500,000 in unsecured promissory notes bearing interest at 6% per annum, and (iv) additional earn-out amounts up to a maximum of $600,000 contingent upon the achievement of certain earnings targets by SMLB for each of the calendar years 2008-2009.

All of the shares issued to the selling members were placed into escrow to secure the rights of Fortress under the acquisition. These shares will be released subject to certain conditions under the agreements twelve months from the acquisition date. During the second quarter 2008, the unsecured promissory note of $500,000 was reduced to $15,248 based on a working capital adjustment per the purchase agreement.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and preliminarily identified intangible assets acquired for a number of reasons, including SMLB’s complementary experience, key customer relationships in an expanded market, and service offerings in the mission-critical facility industry. The Company recorded goodwill totaling $2.7 million associated with the SMLB acquisition, which is not expected to be deductible for income tax purposes.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adjusted fair values of the assets acquired and the liabilities assumed for SMLB is as follows:

SMLB

Cash	$2,000,000
Common stock	462,775
Promissory notes to sellers	15,248
Acquistion costs	151,133
Total purchase price	2,629,156

Assets
Cash and equivalents	56,573
Contracts and other receivables	387,612

Total current assets	444,185

Goodwill	2,693,060
Identifiable intangibles, net	271,000

Total assets	3,408,245

Liabilities
Accounts payable and accrued expenses	137,310
Income taxes payable	131,662
Billings in excess of costs	510,117

Total current liabilities	779,089

Allocated purchase price	$2,629,156

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 Acquisitions

Rubicon Integration, L.L.C.

During the first quarter of 2008, the Company finalized its purchase price allocation associated with Rubicon, resulting in an increase in the value of customer relationship intangibles of $1.0 million and a corresponding decrease in goodwill.

During the second quarter of 2008, Rubicon achieved certain 2008 revenue bookings targets through June 30, 2008, which entitled the sellers under the purchase agreement to an unsecured promissory note of $0.4 million and resulted in a corresponding increase in goodwill (see Notes 2 and 9). The Company recorded goodwill totaling $3.4 million associated with Rubicon transaction, which is expected to be deductible for income tax purposes.

Purchase Price Allocation

Under business combination accounting, the purchase price for each of the acquired companies, Rubicon and SMLB, was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition dates. The allocation of the purchase price was based upon valuations performed for each acquired company. Subject to adjustment associated with working capital requirements and contingent consideration issuable upon achievement of certain financial targets, we finalized the Rubicon valuation in the first quarter of 2008 and SMLB during the second quarter 2008.

The valuations indicated that the estimated fair value of the assets acquired was less than the total of the purchase price paid and the liabilities assumed in the transactions. As a result, the excess purchase price was assigned to goodwill for each acquisition. The Company recorded goodwill associated with its acquisitions of SMLB and Rubicon totaling $6.1 million of which $3.4 million is expected to be deductible for income tax purposes.

Tangible and Other Intangible Long-Lived Assets

        In performing the purchase price allocation for each acquired company, the Company considered, among other factors, the intention for future use of acquired assets, analysis of historical financial performance and estimates of future performance of each acquired company’s products. The fair value of assets was based, in part, on a valuation using either a cost, income, or in some cases, market valuation approach and estimates and assumptions provided by management. The tangible assets primarily include personal property such as computers, software and service vehicles. Intangible assets consist primarily of customer relationships, order backlog and trade name.

The value of the components of intangible assets as of June 30, 2008 are as follows:

	SMLB	Rubicon	Innovative	TSS/Vortech	Total
Intangible asset:
Trade name	$36,000	$460,000	$60,000	$4,930,000	$5,486,000
In-place contracts	230,000	50,000	350,000	406,200	1,036,200
Customer relationships	-	2,970,000	560,000	14,100,000	17,630,000
Non competition agreement	5,000	685,000	50,600	-	740,600
Total Intangible	271,000	4,165,000	1,020,600	19,436,200	24,892,800
Accumulated amortization	(109,903)	(574,601)	(283,644)	(3,268,026)	(4,236,174)
Intangible assets, net	$161,097	$3,590,399	$736,956	$16,168,174	$20,656,626

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment

 The Company has not realized the anticipated revenue from customers acquired in our acquisitions and has experienced continued operating losses during the six months ended June 30, 2008. The Company conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill related to the business. Analyzing the business using both an income approach and a market approach determined that the carrying valued exceeded the current fair value of the business, resulting in goodwill impairment of $1.2 million for the three and six months ended June 30, 2008. At June 30, 2008, the adjusted carrying value of goodwill was $21.8 million.

For the three months ended June 30, 2008 and June 30, 2007, amortization expense totaling $0.8 million and $0.7 million, respectively, has been included in the accompanying consolidated statement of operations related to the above intangibles of which $0.2 million and $0.1 million, respectively, is included in cost of revenue.

For the six months ended June 30, 2008 and June 30, 2007, amortization expense totaling $1.7 million and $1.2 million, respectively, has been included in the accompanying consolidated statement of operations related to the above intangibles of which $0.3 million and $0.2 million, respectively, is included in cost of revenue.

   Proforma Results

Unaudited pro forma results of operations are as follows. The amounts are shown as if the acquisitions had occurred at the beginning of the periods presented:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Proforma revenue	$17,434,883	$28,748,137
Proforma operating loss	(1,773,704)	(3,655,038)
Proforma pre-tax loss	(1,671,150)	(3,613,305)
Proforma net loss	(1,139,509)	(3,081,664)
Pro forma basic and diluted net loss per share	$(0.09)	$(0.25)
Weighted average common shares	12,242,646	12,370,827

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results of the combined enterprise.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is computed as follows:

	Successor
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net loss	$(5,994,318)	$(2,558,964)	$(8,294,528)	$(3,590,972)
Basic and diluted weighted average common shares	12,093,895	12,013,491	12,083,483	11,592,599
Net loss per share	$(0.50)	$(0.21)	$(0.69)	$(0.31)

 As of June 30, 2008, there were unvested restricted stock, options to purchase units and warrants outstanding to purchase a total of 18,165,634 shares of common stock and convertible unsecured promissory notes convertible into 1,000,000 shares of common stock. These were excluded in the computation of diluted net loss per common share for the three and six months ended June 30, 2008, as their inclusion would be anti-dilutive.

No weighted average common shares or income (loss) per share amounts are shown for the Predecessor since the Predecessor was limited liability company whose capital structure consisted of membership interests. As such, no weighted average number of outstanding shares and earnings per share are presented.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Employee Benefit Plans

Restricted Stock

During the six months ended June 30, 2008 and June 30, 2007, the Company granted 132,000 and 574,000 restricted common shares, respectively, under the 2006 Omnibus Incentive Compensation Plan (“Plan”). During the six months ended June 30, 2008, the weighted average fair value of grants was $4.53 per share. During the three month period ended June 30, 2008 and June 30, 2007, non-cash compensation expense totaling $687,332 and $263,074, respectively, has been included in the accompanying consolidated statement of operations related to vesting of awards, of which $96,792 and $0, respectively, is in cost of revenue.

During the six months ended June 30, 2008 and June 30, 2007, non-cash compensation expense totaling $1,012,417 and $465,433, respectively, has been included in the accompanying consolidated statement of operations related to vesting of awards, of which $225,767 and $0, respectively, is in cost of revenue. There was no other restricted stock activity.

(6)	Common Stock Repurchases

During the three and six months ended June 30, 2008, the Company repurchased 5,990 treasury shares with an aggregate value of $28,114 associated with vesting restricted stock of an employee. The Company paid the employees’ related taxes associated with the employees' vested stock and decreased the shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to employee. The value of the shares netted for employee taxes represents treasury stock repurchased in the second quarter 2008.

Prior to the consummation of the acquisition of TSS/Vortech, the Company announced and implemented a common stock repurchase program under which it may purchase up to 3,000,000 shares of common stock. Currently the Board of Directors has authorized the repurchase of up to 500,000 shares under this program.  During the six months ended June 30, 2007, the Company repurchased 354,775 of the Company’s common shares valued in aggregate at $1.9 million. The plan was suspended in the third quarter of 2007; accordingly, there has been no activity under the plan in the 2008.

 In January 2007, the Company repurchased 756,100 shares at an aggregate value of $4.3 million from those shareholders that voted against the acquisition of TSS/Vortech and requested that their shares be redeemed at the then per share trust value of $5.74 per share.

(7)	Options to Purchase Units and Warrants

At June 30, 2008 and December 31, 2007, there were outstanding options to purchase units and warrants to purchase 17,810,300 of common shares. Both the option to purchase units and warrants have a cashless exercise feature, whereby the holder may elect to receive a net amount of shares and forego the payment of the strike price.

In February 2007, the Company entered into a one year agreement with an advisor in which we were obligated to issue a warrant for the purchase of 125,000 shares of our common stock, in exchange for consulting services. The fair value of these warrants was determined using the Black-Scholes model and is recognized over the term of the agreement. For the three and six months ended June 30, 2008, the computed Black-Scholes value of the warrant remained unchanged and decreased $141,422, respectively, resulting in a corresponding decrease in selling, general and administrative expense for the six months ended June 30, 2008.

(8)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). APB No. 28 Interim Financial Reporting and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company’s provision for deferred taxes reflects the establishment of a full valuation allowance against deferred tax assets as of June 30, 2008. SFAS 109 requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. For the year ended December 31, 2007, the Company recorded a partial valuation allowance against its deferred tax assets, as the Company concluded that under relevant accounting standards, it is more likely than not that a portion of deferred tax assets will be not be realizable.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under SFAS 109, the Company evaluated available evidence to determine whether a full or partial valuation allowance of deferred tax assets should be recorded. As of June 30, 2008, cumulative losses in recent periods is evidence to support the need for a valuation allowance. Such evidence outweighs projections of future taxable income that may support the realization of deferred tax assets. Accordingly, the Company has decided to increase its valuation allowance by $387,000, recording a charge to deferred tax expense in the three months ended June 30, 2008.

The Company is expected to record future deferred tax expense, primarily as the result of tax amortization resulting from the purchase of TSS/Vortech. Under SFAS 109, tax amortization on indefinite lived assets (goodwill and other intangibles) may not be offset by deferred tax assets that are not currently realizable, primarily deferred tax assets relating to net operating loss carryovers, because of valuation allowances.

The Company’s effective tax rate is based upon the rate expected to be applicable to the full fiscal year. The rate differs from those used in the three months ended June 30, 2007 primarily due to changes in the valuation allowance subsequent to that date.

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company evaluates its uncertain tax positions on a quarterly basis and has not identified any changes in uncertain tax positions during the reporting period.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Notes Payable

	June 30,	December 31,
	2008	2007

Convertible, unsecured promissory note, due 2012 (6.0%)	$7,500,000	$7,500,000
Unsecured promissory note, due 2011 (6.0%)	349,919	394,611
Unsecured promissory note, due 2008 (6.0%)	-	1,517,753
Unsecured promissory note, due 2011 (6.0%)	15,248	-
Unsecured promissory note, due 2008 (6.0%)	439,241	-
Vehicle notes	54,057	86,603
Total debt	8,358,465	9,498,967
Less current portion	1,252,227	1,650,306
Total debt, less current portion	$7,106,238	$7,848,661

In connection with the acquisition of TSS/Vortech, on January 19, 2007, the Company issued two convertible, unsecured promissory notes, with an aggregate value of $10,000,000 to the sellers. During the third quarter of 2007, the Company entered into an agreement with its Chief Executive Officer (the “CEO”), one of the sellers, to retire $2,500,000 of the note due to him by paying $2,000,000 and the CEO used the proceeds to repurchase the Company’s common stock and warrants. The prepayment discount realized of $500,000 has been recorded as additional paid-in capital. The notes bear interest at six percent per year and have a term of five years. Interest only is payable during the first two years of each note with principal payments commencing on the second anniversary (January 19, 2009) and continuing throughout the balance of the term of the notes in equal quarterly principal installments totaling $625,000, as adjusted for the early repayment of the CEO notes. The notes are convertible at any time by the selling members into 1,000,000 shares of our common stock at a conversion price of $7.50 per share and are automatically convertible if the average closing price of our common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

In connection with the acquisition of Innovative, on September 24, 2007, the Company issued an unsecured promissory note with the sellers in the amount of $300,000. The note bears interest at six percent per year and has a three year term. Quarterly principal installments of $15,000 plus interest are due commencing December 31, 2007, with a final balloon payment of $120,000 due on December 31, 2010. Based on achieving certain earnings targets through December 31, 2007 and net of a purchase price adjustment associated with working capital, the Innovative sellers received an additional promissory note of $64,611 at December 31, 2007. The additional unsecured promissory note is in similar form to the unsecured promissory note issued at closing, bearing interest at six percent per year and has a three year term. Quarterly principal installments of $3,231 plus interest commenced March 31, 2008 with a final balloon payment of $25,844 due on March 31, 2011.

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

Of the $2.0 million contingent note, approximately $0.4 million was issued at June 30, 2008 based on Rubicon’s achievement of revenue bookings targets through that date. The issued note bears interest at six percent per annum from the acquisition date and was paid on July 31, 2008. At December 31, 2008, the Company may be required to issue up to $1.6 million or the balance on the note contingent on Rubicon achieving certain revenue bookings targets in the second half of 2008. Any contingent note issuance would be due on January 31, 2009 and will have earned interest at six percent per annum from the purchase date through payment. At June 30, 2008, revenue bookings were not determinable beyond a reasonable doubt, the remaining $1.6 million contingent note has not been issued.

In connection with the acquisition of SMLB, on January 2, 2008, the Company issued unsecured promissory notes with an aggregate value of $500,000 to the sellers. The note bears interest at six percent per year and has a three year term. During the three months ended June 30, 2008, the Company reduced the seller notes to $15,248 based on a $484,752 working capital adjustment in accordance with the terms of the purchase agreement. Principal installments net of the adjustment of $3,050, $3,050 and $9,148, plus accrued interest, are due on January 2, 2009, January 2, 2010 and January 2, 2011, respectively. The Company may prepay the notes any time at its election without penalty.

(10) Related Party Transactions

Our Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with related parties for less than $25,000.

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

Chesapeake Tower Systems, Inc . Chesapeake Tower Systems, Inc. (Chesapeake) is 100% owned by the Company’s Chief Executive Officer. On February 28, 2007, Chesapeake sold substantially all of its assets to Chesapeake Systems and Chesapeake MC. Except for an office space sublease agreement, Chesapeake does not engage in any business with the Company. Chesapeake was a manufacturer's representative and distributor of mechanical and electrical equipment, which Chesapeake sold to the Company.

CS Technology, Inc. CS Technology, Inc. (CST) is majority owned by a nephew of the Company’s Chief Executive Officer. CST is in the Technology Consulting business and is a customer of the Company.

CTS Services, LLC (CTS) is 55% owned by the Company’s Chief Executive Officer. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed.

L.H. Cranston Acquisition Group, Inc . L.H. Cranston Acquisition Group, Inc. is 25% owned by the Company’s Chief Executive Officer. L.H. Cranston Acquisition Group is a mechanical, electrical and plumbing contractor that acts, directly or through its subsidiary L.H. Cranston and Sons, Inc., as subcontractor to the Company on a project-by-project basis.

Telco P&C, LLC. Telco P&C, LLC (Telco) is 55% owned by the Company’s Chief Executive Officer. Telco is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco as needed. CTS purchased 100% of Telco’s membership interests in the first quarter of 2008.

Automotive Technologies, Inc. Automotive Technologies, Inc., 60% owned by the Company’s Chief Executive Officer and provides vehicle maintenance and repair services to the Company.

TPR Group Re Three LLC. As of November 1, 2006, 50% of TPR Group Re Three, LLC (TPR Group Re Three) is owned by each of the Company’s Chief Executive Officer and its President. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech.

The following table sets forth transactions the Company has entered into with the above related parties for the successor three and six months ended June 30, 2008 and 2007 and for the predecessor for the period from January 1, 2007 through January 19, 2007.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor				Predecessor
					Period from
	Three Months		Six Months		January 1, 2007
	Ended	Ended	Ended	Ended	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	January 19, 2007
Revenue
CTS Services, LLC	$6,229	$30,896	$112,278	$68,826	$1,800
Chesapeake Systems, LLC	-	52,287	-	52,716	-
Chesapeake Mission Critical, LLC	23,439	27,216	53,003	27,216	-
CS Technology, Inc.	75,921	-	75,921	-	-
Total	$105,589	$110,399	$241,202	$148,758	$1,800

Cost of Revenue
CTS Services, LLC	$434,396	$230,964	$793,019	$470,392	$82,032
Chesapeake Systems, LLC	133,021	160,304	147,931	160,304	-
Chesapeake Mission Critical, LLC	14,018	29,400	53,317	37,625	-
Chesapeake Tower Systems, Inc.	-	-	-	56,501	8,225
S3 Integration, LLC	109	130,743	37,515	218,922	-
LH Cranston & Sons, Inc.	7,500	121,100	7,500	131,877	-
Telco P&C, LLC	10,069	4,519	10,069	10,952	-
Total	$599,113	$677,030	$1,049,351	$1,086,573	$90,257

Selling, general and administrative
Office rent paid to Chesapeake Tower Systems, Inc.	$60,826	$53,641	$118,334	$100,951	$16,016
Office rent paid to TPR Group Re Three, LLC	97,691	90,494	195,382	191,478	26,472
Vehicle repairs to Automotive Technologies, Inc.	-	-	-	4,442	656
Total	$158,517	$144,135	$313,716	$296,871	$43,144

	June 30,	December 31,
Accounts receivable/(payable)	2008	2007
CTS Services, LLC	$40,569	$44,821
CTS Services, LLC	(548,606)	(2,969,671)
Chesapeake Systems, LLC	-	611
Chesapeake Systems, LLC	(133,021)	(873)
Chesapeake Mission Critical, LLC	23,320	104,397
Chesapeake Mission Critical, LLC	(14,018)	(18,950)
CS Technology, Inc.	75,921	-
Telco P&C, LLC	(10,069)	(8,000)
LH Cranston & Sons, Inc.	(17,500)	(11,575)
S3 Integration, LLC	5,043	(60,556)
Total accounts receivable	$144,853	$149,829

Total accounts (payable)	$(723,214)	$(3,069,625)

 (11) Subsequent Event

In August 2008, the Company began evaluating a plan to restructure expenses to better align them with the current operating revenues and gross margins as certain customers have delayed their spending. The Company’s plan seeks to reduces operating costs associated with professional fees, sales and marketing, and personnel and related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated and supplemented by Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors, as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Business Formation and Overview

We were incorporated in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.  On July 20, 2005, we closed our initial public offering of 7,800,000 units (including underwriters exercise of an over-allotment option), resulting in net proceeds to us of approximately $43.2 million.

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

Building on the TSS/Vortech business, management continued an acquisition strategy to expand our geographical footprint, add complementary service, and diversify and expand our customer base. During 2007, we acquired substantially all of the assets of Comm Site of South Florida, Inc., 100% of the outstanding stock of Innovative Power Solutions, Inc. and Quality Power Solutions, Inc. and 100% of the membership interests of Rubicon Integration, L.L.C.

On January 2, 2008, we continued our acquisition strategy with the purchase of 100% of the outstanding stock of SMLB, Ltd., which provides consulting, facility management, and equipment integration services for the mission-critical facilities in the Chicago area. The closing consideration consisted of (i) $2,000,000 in cash, subject to certain adjustment to be determined subsequent to the closing of the acquisition, as provided in the purchase agreement, (ii) 96,896 shares of our common stock valued at approximately $500,000, (iii) $500,000 in unsecured promissory notes bearing interest at 6% per annum (this note was adjusted to $15,248 as SMLB has not met the working capital requirement established in the purchase agreement), and (iv) additional earn-out amounts up to a maximum of $600,000, contingent upon the achievement of certain earnings targets by SMLB for each of the calendar years 2008-2009.

With the acquired assets, we provide comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations, operations management and facilities management and maintenance.

Contract Backlog

We believe an indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents our estimate of anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contracts. We have broken out our backlog into the following three categories: (i) technology consulting consisting of services related to consulting and/or engineering design contracts; (ii) construction management, and (iii) facility management.

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis and time and materials basis and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At June 30, 2008, we have authorizations to proceed with work for approximately $58.9 million or 26% of our total backlog of $224.1 million. At December 31, 2007, we had authorizations to proceed with work for approximately $32.4 million or 19% of our total backlog of $172.9 million. Additionally, approximately $155.5 and $118.0 million or 69% and 68% of our backlog relates to a single customer at June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, our backlog was approximately $224.1 million, compared to approximately $172.9 million at December 31, 2007. We believe that approximately 20% of the backlog at June 30, 2008 will be recognized during the next six months. The following table reflects the value of our backlog in the above three categories as of June 30, 2008 and December 31, 2007, respectively.

	June 30,	December 31,
	2008	2007
Technology consulting	$5.0	$3.9
Construction management	204.8	154.1
Facilities management	14.3	14.9
Total	$224.1	$172.9

Critical Accounting Policies and Estimates

 Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires that management make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates.

We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered and collectability is reasonably assured. The Company's revenue is derived from the following types of contractual arrangements: fixed-price contracts, time and material contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). The Company’s primary source of revenue is from fixed price contracts and we apply Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

Revenue from fixed price contracts is recognized on the percentage of completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

Revenue on time-and-material contracts is recognized based on the actual labor hours performed at the contracted billable rates and costs incurred on behalf of the customer. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort and an ongoing assessment of the Company's progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise its estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revisions becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

Under certain circumstances, the Company may elect to work at risk prior to receiving an executed contract document. The Company has a formal procedure for authorizing any such at risk work to be incurred. Revenue, however, is deferred until a contract modification or vehicle is provided by the customer.

Additionally, in the event the collection of revenue is not reasonably assured, we recognize revenue when we are paid for the service. We expense any related contracted costs as they are incurred.

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

As of June 30, 2008, included in accounts receivable is $1.4 million due from a customer that that we have offered extended payment terms. This amount was recognized as revenue in the three months ended June 30, 2008. The customer has executed a promissory note in the same amount bearing interest at 8% per annum with payments of interest only due monthly and the balance in full is due on December 15, 2008.

Non-cash Compensation

We apply the expense recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), therefore, the recognition of the value of the instruments results in compensation expense in our financial statements. The expense differs from other compensation and professional expenses in that these charges, though generally permitted to be settled in cash, are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such warrants are exercised or restricted stock vests. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. Certain techniques require us to make estimates and assumptions about the future financial performance of the acquired businesses that may change in the future.

Our intangible assets consist of trade name, in-place contracts, customer relationships, and non-competition agreements with amortizable lives of 1-8 years for the finite lived intangibles. The Company annually tests for the impairment of goodwill pursuant to the requirements of SFAS No. 142 and of the other purchased intangible assets pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If events or changes in circumstances indicate that an asset value might be impaired, we will test during the interim period in which those changes occur. Through the second quarter 2008, we continued to incur operating losses and revised our forecasted revenues as certain of our acquisitions have not delivered originally anticipated revenues. As a result of the decline in performance, during the interim period we evaluated the carrying value of goodwill and other long-lived intangible assets for impairment. Utilizing a third party firm we determined the carrying value of goodwill was in excess of the fair value, resulting in an aggregate impairment on goodwill of approximately $1.2 million.

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

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset planned use of the tax asset and historical and projected taxable income, as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

Effective January 1, 2007, we were required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, we were in essence a “blank check” company with no substantive operations. Management concluded that the adoption of FIN 48 had no material effect on our financial position or results of operations. As of June 30, 2008, we do not have any material gross unrecognized tax benefit liabilities. However, management is still in the process of evaluating the various tax positions associated with the acquisition of SMLB and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities may be covered by indemnification provisions provided in the acquisition agreement or may result in an adjustment to goodwill.

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

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”), SFAS 163 requires recognition of a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 clarifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for us January 1, 2009. We do not expect the adoption of SFAS 163 to have a material effect on our consolidated results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

In April 2008, FASB issued a Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amends the factors a Company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. FSP 142-3 replaces the previous useful life criteria with a new requirement-that an entity consider its own historical experience in renewing similar arrangements. In issuing FSP 142-3, the FASB hopes to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FAS 142-3 is effective January 1, 2009. We are currently assessing the potential impact that adoption of FAS 142-3 may have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”(“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operation of financial.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141(R)”) which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Consolidated Statements of Operations
					Predecessor
	Successor (Fortress International Group, Inc.)				(TSS/Vortech)
					For the period
					January 1,
	Three Months Ended		Six Months Ended		through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	January 19, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(audited)
Results of Operations:
Revenue	$20,149,876	$10,862,307	$39,581,956	$19,539,244	$1,412,137
Cost of revenue	18,038,179	9,424,029	34,059,068	16,629,595	1,108,276
Gross profit	2,111,697	1,438,278	5,522,888	2,909,649	303,861
Operating expenses:
Selling, general and administrative	5,657,424	3,424,040	10,428,454	6,061,980	555,103
Depreciation	123,217	97,245	238,456	152,676	33,660
Amortization of intangibles	619,436	567,108	1,401,498	1,007,562	-
Impairment loss on goodwill	1,217,000	-	1,217,000	-	-
Total operating costs	7,617,077	4,088,393	13,285,408	7,222,218	588,763
Operating loss	(5,505,380)	(2,650,115)	(7,762,520)	(4,312,569)	(284,902)
Interest income (expense), net	(101,938)	273,467	(145,008)	372,272	3,749
Loss from operations before income taxes	(5,607,318)	(2,376,648)	(7,907,528)	(3,940,297)	(281,153)
Income tax expense (benefit)	387,000	182,316	387,000	(349,325)	-
Net loss	$(5,994,318)	$(2,558,964)	$(8,294,528)	$(3,590,972)	$(281,153)

Results of operations for the successor company for the three months ended June 30, 2008 compared with the three months ended June 30, 2007.

Revenue. Revenue increased $9.2 million to $20.1 million for the three months ended June 30, 2008 from $10.9 million for the three months ended June 30, 2007. The increase was primarily driven by $6.2 million from our construction management services and the inclusion of $3.0 million of revenue associated with the acquisitions of Innovative, Rubicon, and SMLB.

Cost of Revenue. Cost of revenue increased $8.6 million to $18.0 million for the three months ended June 30, 2008 from $9.4 million for the three months ended June 30, 2007. The increase was primarily driven by $5.4 million from our construction management services and the inclusion of $3.2 million of cost of revenue associated with the acquisitions of Innovative, Rubicon, and SMLB.

Gross Margin Percentage. Gross margin percentage decreased by 2.7% to 10.5% for the three months ended June 30, 2008 compared to 13.2 % for the three months ended June 30, 2007. Excluding the effect of gross margin contribution associated with the acquisitions of Innovative, Rubicon and SMLB, gross margin percentage increased to 13.8% for the three months ended June 30, 2008 from 13.2% for the three months ended June 30, 2007. The overall decline in gross profit was primarily attributable to the $0.7 million estimated loss on a contract we acquired as part of our acquisition of SMLB. Exclusive of any unanticipated contract losses in the future, we expect our total gross margin percentage to approximate 14.0%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.3 million to $5.7 million for the three months ended June 30, 2008 from $3.4 million for the three months ended June 30, 2007. The increase was primarily driven by professional fees of approximately $0.7 million that we expensed associated with an abandoned acquisition, the inclusion of $0.7 million of selling, general and administrative expenses associated with the acquisitions of Innovative, Rubicon, and SMLB and an increase in our average compensation and related benefit costs.

As we have experienced delays in the timing of revenues associated with certain customers and margins have contracted, the Company is evaluating a plan to restructure expenses to align with current operating revenues. The plan seeks to reduce operating costs associated with professional fees, sales and marketing, and personnel and related costs.

Depreciation. Depreciation remained consistent at $0.1 million for the three months ended June 30, 2008 compared to $0.1 million for the three months ended June 30, 2007.

Amortization of intangible assets. Amortization expense remained consistent at $0.6 million for the three months ended June 30, 2008 as compared to $0.6 million for the three months ended June 30, 2007.

Impairment loss on intangibles. We have not realized the anticipated revenue from customers acquired in our acquisitions and have experienced continued operating losses in the three months ended June 30, 2008. We conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $1.2 million for the three months ended June 30, 2008. At June 30, 2008, the adjusted carrying value of goodwill was $21.8 million.

Interest income (expense), net. Our interest income (expense), net decreased $0.4 million to ($0.1) million for the three months ended June 30, 2008 from $0.3 million for the three months ended June 30, 2007. The decrease in interest income was due to a lower average invested balance in the three months ended June 30, 2008 as compared to June 30, 2007.

Income tax expense (benefit). Income tax expense increased $0.2 million to $0.4 million for the three months ended June 30, 2008 from $0.2 million for the three months ended June 30, 2007. The tax expense was associated with the increase in our deferred tax asset valuation allowance as the full net operating losses (NOL’s) may not be fully realized in future periods.

Results of operations for the successor company for the six months ended June 30, 2008 compared with the six months ended June 30, 2007.

Revenue. Revenue increased $20.1 million to $39.6 million for the six months ended June 30, 2008 from $19.5 million for the six months ended June 30, 2007. The increase was primarily driven by $10.0 million is attributable to an increase in revenue from our construction management services and the inclusion of $8.7 million of revenue associated with the acquisitions of Innovative, Rubicon, and SMLB and the inclusion of approximately $1.4 million of revenue associated with TSS/Vortech.

Cost of Revenue. Cost of revenue increased $17.5 million to $34.1 million for the six months ended June 30, 2008 from $16.6 million for the six months ended June 30, 2007. The increase was driven by the increase in revenue primarily from our construction management services, the inclusion of $7.2 million of cost of revenue associated with the acquisitions of Innovative, Rubicon, and SMLB and the inclusion of approximately $1.1 million of cost of revenue associated with TSS/Vortech results being included for an additional nineteen days or a full quarter in 2008.

Gross Margin Percentage. Gross margin percentage decreased 0.9% to 14.0% for the six months ended June 30, 2008 compared to 14.9% for the six months ended June 30, 2007. The decline in gross profit was primarily attributable to a $0.7 million estimated loss on a contract we acquired as part of our acquisition of SMLB.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.3 million to $10.4 million for the six months ended June 30, 2008 from $6.1 million for the six months ended June 30, 2007. The increase was primarily driven by $1.3 million of selling, general and administrative expenses associated with the acquisitions of Innovative, Rubicon and SMLB, $0.7 million that we expensed associated with an abandoned acquisition, the inclusion of approximately $0.6 million of selling, general and administrative expenses associated with TSS/Vortech’s results being included for an additional nineteen days or full quarter in 2008 and an increase in average compensation and related benefit costs.

As we have experienced delays in the timing of revenues associated with certain customers and margins have contracted, the Company is evaluating a plan to restructure expenses to align with current operating revenues. The plan seeks to reduce operating costs associated with professional fees, sales and marketing, and personnel and related costs.

Depreciation. Depreciation remained consistent at $0.2 million for the six months ended June 30, 2008 compared to $0.2 million for the six months ended June 30, 2007.

Amortization of intangible assets. Amortization expense increased $0.4 million to $1.4 million for the six months ended June 30, 2008 from $1.0 million for the six months ended June 30, 2007. The increase in amortization expense was primarily attributable to a higher amortizable intangible base in 2008, associated with the acquisitions of Innovative, Rubicon and SMLB.

Impairment loss on intangibles. We have not realized the anticipated revenue from customers acquired in our acquisitions and have experienced continued operating losses in the current year. We conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $1.2 million for the six months ended June 30, 2008. At June 30, 2008, the adjusted carrying value of goodwill was $21.8 million.

Interest income (expense), net. Our interest income (expense), net decreased $0.5 million to ($0.1) million for the six months ended June 30, 2008 from $0.4 million for the six months ended June 30, 2007. The decrease in interest income was due to a lower average invested balance in the six months ended June 30, 2008 as compared to six months ended June 30, 2007.

Income tax expense (benefit). Income tax expense increased $0.7 million to $0.4 million for the six months ended June 30, 2008 from ($0.3) million for the six months ended June 30, 2007. The tax expense is associated with the increase in our deferred tax asset valuation allowance as the full net operating losses (NOL’s) may not be fully realized in future periods. For the six months ended June 30, 2007, income tax benefit was $0.3 million reflecting the value of a NOL carry back to prior periods at an effective rate of 34% federal tax rate, which was applicable for the full year.

Financial Condition, Liquidity and Capital Resources

We have historically incurred net losses and have used our cash and investments to fund our operating and investing activities. We believe that operational improvements, strategic investments and complementary acquisitions will improve the cash flows of our business. Our efforts are continuing and may include further acquisitions and realignment of our sales, general and administrative expenses. We cannot be sure, however, as to the amount and timing of the associated financial impact. Cash flows for the six months ended June 30, 2008 and 2007 and for the period January 1, through January 19, 2007 (Predecessor) are as follows:

	Successor (Fortress International Group, Inc.)		Predecessor (TSS/Vortech)
			For the period
	For the six	For the six	January 1,
	months ended	months ended	through
	June 30, 2008	June 30, 2007	Janaury 19, 2007
Net cash provided by (used in) operating activities	$(838,838)	$(6,306,951)	$656,001
Net cash provided by (used in) investing activities	(2,308,637)	33,707,604	(127,602)
Net cash provided by (used in) financing activities	(1,623,105)	(6,301,024)	(1,567,920)
Net increase (decrease) in cash	$(4,770,580)	$21,099,629	$(1,039,521)

Cash and cash equivalents decreased $4.8 million to $8.4 million at June 30, 2008 from $13.2 million at December 31, 2007. The decrease was primarily attributable to $0.8 million from operating activities, $2.1 million for the purchase of SMLB and $1.5 million for the repayment of promissory notes issued in connection with the Rubicon acquisition.

Operating Activity

Net cash used in operations decreased $5.5 million to $0.8 million for the six months ended June 30, 2008 from $ 6.3 million used in operations for the six months ended June 30, 2007. The decline in cash used in operating cash flows is primarily attributable to working capital as follows:

Increase in net loss. Net loss increased $4.7 million to $8.3 million for the six months ended June 30, 2008 from $3.6 million for the six months ended June 30, 2007. The increase in net loss was primarily attributable to a $2.8 million increase in non-cash items primarily the impairment loss on goodwill and identified intangibles, provision for income taxes, amortization of intangibles and equity-based compensation expense. Excluding non-cash items from net loss, net loss increased $2.0 million to $4.1 million for the six month ended June 30, 3008 from $2.1 million for the six months ended June 30, 2007.

Increase in working capital. Net changes in operating assets and liabilities decreased approximately $4.7 million primarily due to trade receivables and payables, which accounts for the improvement or decline in cash used by operating activities. The decrease is primarily attributable to managing our trade accounts receivable and corresponding payables.

Investing Activity

Net cash used in investing increased $36.0 million to $2.3 million used in investing activities for the six months ended June 30, 2008 from $33.7 million provided by investing activities for the six months ended June 30, 2007. The increase was primarily attributable to our transition to an operating Company in the first quarter of 2007 and the release of investments held in trust for general operating purposes.

Sale of investments held in Trust . Upon the approval of the TSS/Vortech acquisition, we had a cash inflow from the sale of approximately $44.7 million in trust investments, which funded the cash portion of the acquisition and repurchase of common stock from dissenting shareholders electing to receive their IPO proceeds back and provided cash for future ongoing operations.

Acquisitions. Net cash used to acquire businesses decreased $7.6 million to $2.1 million for the six months ended June 30, 2008 from $9.7 million for the six months ended June 30, 2007. In the first quarter of 2008, we acquired SMLB, Ltd. which had a significantly lower enterprise value and in turn lower cash purchase price component as compared to TSS/Vortech acquisition, which occurred in the first quarter of 2007. The remainder of the increase is associated primarily with deferred acquisition costs incurred as we continued to pursue potential acquisitions.

Financing Activity

Net cash used in financing decreased $4.7 million to $1.6 million for the six months ended June 30, 2008 from $6.3 million for the six months ended June 30, 2007. The decrease in cash used in financing activities was attributable fundamentally to different activity as described in the following:

•
Repayment of seller notes. During the first quarter of 2008, we repaid a $1.5 million unsecured promissory notes issued at December 31, 2007 associated with achievement of certain earnings targets by Rubicon.

•
Repurchase of common stock. During the first quarter of 2007, we used $6.2 million to repurchase our common stock associated with the election of conversion rights by our dissenting shareholders in connection with our acquisition of TSS/Vortech and $1.3 million in a share buyback program. The share buyback program was suspended in the third quarter of 2007; however, during 2008 the Company repurchased 5,990 shares for employee taxes associated with net issuance of vesting restricted stock.

Acquisition Related-Non-Cash Activities

During the six months ended June 30, 2008, we issued total unsecured promissory notes totaling $0.5 million as purchase consideration. In connection with the acquisitions of SMLB, we initially issued $0.5 million of unsecured promissory notes that were reduced in the second quarter 2008 to $15,248 pursuant to the working capital requirements per the original purchase agreement. Consistent with the Rubicon purchase agreement in exchange for achieving specified financial targets at June 30, 2008, we issued an additional $0.4 million of unsecured promissory notes. These unsecured promissory notes bear interest at 6% from the acquisition date through June 30, 2008 payment date.

For a discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements-Acquisitions.

Liquidity

In August 2008, we were evaluating a plan to restructure expenses to realign them with the current operating revenues and gross margins as certain customers have delayed their spending. Our plan seeks to reduces operating costs associated with professional fees, sales and marketing, and personnel and related costs.

We believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months. We may elect to secure additional capital in the future, if available and at acceptable terms, to improve our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material and differ in structure relative to past acquisitions. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing shareholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of acquisition plans, which could impact our business, financial condition and earnings.

Off Balance Sheet Arrangements

At June 30, 2008, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Refer to our annual report on Form 10-K for the year ended December 31, 2007 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our Annual Report on form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were ineffective. There have been no significant changes in the control environment during the second quarter of 2008.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting for the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent quarterly reports, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of an investment in our common stock.

There have been no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table set forth below shows all repurchases of securities by us during the quarter ended June 30, 2008:

Monthly Period During Quarter Ended June 30, 2008	Total Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchase Under Plans
April 1, 2008 - April 30, 2008	1,994	$4.40	N/A	N/A
May 1, 2008 - May 31, 2008	3,996	$4.84	N/A	N/A
June 1, 2008 - June 30, 2008	-	-	N/A	N/A
Total	5,990	$4.69

The Company repurchased 5,990 shares for employee taxes associated with net issuance of vesting restricted stock.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certificate of Fortress International Group, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Fortress International Group, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certificate of Fortress International Group, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: August 14, 2008	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Office)

Date: August 14, 2008	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)