Form 10-K/A
period 2007-12-31
Fortress International Group, Inc.
filed 2008-10-03
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7226 Lee DeForest Drive Suite 203 Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(410) 423-7438

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value per share	NASDAQ Capital Market
Warrants to purchase common stock, $.0001 par value per share	NASDAQ Capital Market
Units, each consisting of one share of Common Stock, $.0001 par value and two warrants to purchase shares of common stock, $.0001 par value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter end was $16,657,118.

As of September 17, 2008, 12,566,564 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 (the “Amendment No. 2”) to the Annual Report on Form 10-K of Fortress International Group, Inc. for the year ended December 31, 2007 (the “Original Annual Report”), as amended by Amendment No. 1 (“Amendment No. 1”), is being filed solely to revise the opinion and consent provided by Grant Thornton LLP as follows:

(i) to revise the opinion provided by Grant Thornton LLP on the audited financial statements of Vortech, LLC and VTC, LLC for the period from January 1, 2007 to January 19, 2007 (the “audited financial statements”) by identifying Grant Thornton LLP as an “Independent Registered Public Accounting Firm” and stating that the audited financial statements have been conducted in accordance with the “Public Company Accounting Oversight Board (United States)”, as indicated below; and

(ii) to revise the consent provided by Grant Thornton LLP in connection with the audited financial statements by identifying Grant Thornton LLP as an “Independent Registered Public Accounting Firm”. The revised consent is filed herewith as Exhibit 23.2.

Except as described above, no other amendments are being made to the Original Report, as amended by Amendment No. 1. This Amendment No. 2 does not reflect events occurring after March 31, 2008, the filing date of the Original Annual Report, or modify or update the disclosure contained in the Original Annual Report in any way other than as required to reflect the amendments discussed above and reflected below and in Exhibit 23.2. We are including in this Amendment No. 2 Item 15—Exhibits in its entirety. As a result of this Amendment No. 2, we are also filing as exhibits to this Amendment No. 2 the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Exhibits 31.1, 31.2 and 32.1.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortress International Group, Inc.

We have audited the accompanying combined balance sheet of Vortech, LLC and VTC, LLC (the “Company”) (a Delaware corporation) as of January 19, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2007 through January 19, 2007. Our audit of the basic financial statements included the financial statement schedule for the year ended December 31, 2007 listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audited included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Vortech, LLC and VTC, LLC as of January 19, 2007, and the combined results of their operations and their cash flows for the period from January 1, 2007 through January 19, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein for the period from January 1, 2007 through January 19, 2007.

/s/ Grant Thornton
Grant Thornton

Baltimore, Maryland
March 28, 2008

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

14.1	Code of Ethics
21	Significant Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP regarding Fortress International Group, Inc. financial statements for the year ended December 31, 2007.
23.2#	Consent of Grant Thornton LLP regarding Vortech L.L.C. and VTC L.L.C. financial statements for the period ending January 1, 2007 through January 19, 2007.
23.3	Consent of Goldstein Golub Kessler LLP
23.4	Consent of McGladrey & Pullen, LLP
31.1#	Certificate of Fortress International Group, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certificate of Fortress International Group, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certificates of Fortress International Group, Inc. Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith.
*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

Fortress International Group, Inc.

Date:	October 3, 2008	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

October 3, 2008	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Name	Position	Date

Chief Executive Officer and Director
/s/ Thomas P. Rosato	(Principal Executive Officer)	October 3, 2008
Thomas P. Rosato

/s/ Harvey L. Weiss	Chairman and Director	October 3, 2008
Harvey L. Weiss

/s/ Timothy C. Dec	Chief Financial Officer	October 3, 2008
Timothy C. Dec	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gerard J. Gallagher	President and Director	October 3, 2008
Gerard J. Gallagher

/s/ Asa Hutchinson	Director	October 3, 2008
Asa Hutchinson

/s/ William L. Jews	Director	October 3, 2008
William L. Jews

/s/ C. Thomas McMillen	Director	October 3, 2008
C. Thomas McMillen

/s/ David J. Mitchell	Director	October 3, 2008
David J. Mitchell

/s/ John Morton, III	Director	October 3, 2008
John Morton, III

/s/ Donald L. Nickles	Director	October 3, 2008
Donald L. Nickles