Form 10-Q
period 2008-09-30
Fortress International Group, Inc.
filed 2008-11-14
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

(410) 423-7438
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of October 31, 2008                12,557,669

FORTRESS INTERNATIONAL GROUP, INC.
Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and as of December 31, 2007	1

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and September 30, 2007 (successor) and for the period from January 1, 2007 to January 19, 2007 (predecessor)	2

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and September 30, 2007 (successor) and for the period from January 1, 2007 to January 19, 2007 (predecessor)	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4T. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

SIGNATURES	24

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$6,856,253	$13,172,210
Contract and other receivables, net	20,932,470	18,349,140
Costs and estimated earnings in excess of billings on uncompleted contracts	4,721,578	1,322,254
Prepaid expenses and other current assets	499,497	301,487
Income taxes receivable	893,322	893,322
Total current assets	33,903,120	34,038,413
Property and equipment, net	903,669	1,044,545
Goodwill	18,813,509	20,714,967
Intangible assets, net	19,838,552	21,089,136
Other assets	150,973	512,000
Total assets	$73,609,823	$77,399,061

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$182,384	$1,650,306
Accounts payable and accrued expenses	16,266,264	16,121,492
Billings in excess of costs and estimated earnings on uncompleted contracts	11,145,410	3,880,279
Total current liabilities	27,594,058	21,652,077
Notes payable, less current portion	4,230,013	7,848,661
Other liabilities	59,960	44,648
Total liabilities	31,884,031	29,545,386
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock—$.0001 par value, 100,000,000 shares authorized; 12,730,629 and 12,150,400 issued; 12,557,669 and 11,992,325 outstanding at September 30, 2008 and December 31, 2007, respectively	1,273	1,214
Additional paid-in capital	60,699,980	55,268,012
Treasury stock, 172,960 and 158,075 shares at cost at September 30, 2008 and December 31, 2007, respectively	(861,663)	(814,198)
Accumulated deficit	(18,113,798)	(6,601,353)
Total stockholders’ equity	41,725,792	47,853,675
Total liabilities and stockholders’ equity	$73,609,823	$77,399,061

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

					Predecessor
	Successor (Fortress International Group, Inc.)				(TSS/Vortech)
					For the period
					January 1,
	Three Months Ended		Nine Months Ended		through
	September 30, 2008	September 30,2007	September 30, 2008	September 30,2007	January 19, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(audited)
Results of Operations:
Revenue	$25,781,523	$12,692,772	$65,363,481	$32,232,016	$1,412,137
Cost of revenue	20,660,103	10,749,331	54,719,170	27,378,926	1,108,276
Gross profit	5,121,420	1,943,441	10,644,311	4,853,090	303,861
Operating expenses:
Selling, general and administrative	4,838,291	3,964,468	15,275,116	10,026,448	555,103
Depreciation	125,716	137,032	355,810	289,708	33,660
Amortization of intangibles	702,569	567,109	2,104,067	1,574,671	-
Impairment loss on goodwill	2,973,000	-	4,190,000	-	-
Total operating costs	8,639,576	4,668,609	21,924,993	11,890,827	588,763
Operating loss	(3,518,156)	(2,725,168)	(11,280,682)	(7,037,737)	(284,902)
Interest income (expense), net	(49,653)	104,116	(194,661)	476,388	3,749
Loss from operations before income taxes	(3,567,809)	(2,621,052)	(11,475,343)	(6,561,349)	(281,153)
Income tax expense (benefit)	(349,898)	-	37,102	(349,325)	-
Net loss	$(3,217,911)	$(2,621,052)	$(11,512,445)	$(6,212,024)	$(281,153)
Per Common Share (Basic and Diluted):
Basic and diluted net loss	$(0.26)	$(0.22)	$(0.95)	$(0.53)	$-
Weighted average common shares outstanding-basic and diluted	12,326,397	11,715,512	12,164,454	11,743,186	-

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor (Fortress International Group, Inc.)		Predecessor
			(TSS/Vortech)
			For the period
			January 1,
	Nine Months Ended		through
	September 30, 2008	September 30, 2007	January 19, 2007
Cash Flows from Operating Activities:
Net loss	$(11,512,445)	$(6,212,024)	$(281,153)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	355,810	289,708	33,660
Amortization of intangibles	2,491,477	1,891,419	-
Impairment loss on goodwill	4,190,000	-	-
Allowance for doubtful accounts	119,728	-	-
Stock and warrant-based compensation	1,469,252	999,196	-
Benefit from income taxes	-	490,675	-
Other non-cash income, net	15,312	-	-
Changes in operating assets and liabilities, net of the effects from acquisitions:
Contracts and other receivables	(2,315,446)	(2,293,228)	3,698,863
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,399,324)	(2,443,158)	(1,078,505)
Prepaid expenses	(197,902)	(294,911)	(108,618)
Due from affiliates	-	-	519,923
Other assets	256,571	(1,076,125)	(42,968)
Accounts payable and accrued expenses	(124,199)	3,464,210	(1,861,306)
Billings in excess of costs and estimated earnings on
uncompleted contracts	6,755,014	151,894	419,676
Other liabilities	-	(586,283)	(643,571)
Net cash provided by (used in) operating activities	(1,896,152)	(5,618,627)	656,001
Cash Flows from Investing Activities:
Purchase of property and equipment	(214,935)	(338,547)	(127,602)
Sale of investments held in trust	-	44,673,994	-
Purchase of TSS/Vortech, net of cash acquired	-	(9,677,683)	-
Purchase of SMLB, net of cash acquired	(2,094,561)	-	-
Purchase of Comm Site of South Florida, Inc, net of cash acquired	-	(135,000)	-
Purchase of Innovative Power Solutions	-	(1,502,032)	-
Deferred acquistion costs	(21,785)	(1,031,472)	-
Net cash provided by (used in) investing activities	(2,331,281)	31,989,260	(127,602)
Cash Flows from Financing Activities:
Payments on notes payable	(84,065)	(51,494)	(6,281)
Payments on Rubicon seller notes	(1,956,994)	-	-
Payment on promissory note payable to officer	-	(2,000,000)	-
Payment on shareholder advance	-	(20,000)	-
Payment to shareholders electing to redeem their shares in
connection with the TSS/Vortech acquisition	-	(4,340,013)	-
Repurchase of treasury stock	(47,465)	(2,036,015)	-
Members' distributions	-	-	(1,561,639)
Net cash used in financing activities	(2,088,524)	(8,447,522)	(1,567,920)
Net increase (decrease) in cash	(6,315,957)	17,923,111	(1,039,521)
Cash, beginning of period	13,172,210	7,347	2,361,838
Cash, end of period	$6,856,253	$17,930,458	$1,322,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$377,196	$416,417	$368
Cash paid for taxes	24,602	593,166	-
Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with the acquisition of SMLB	500,000	-	-
Issuance of common stock in connection with the acquistion of TSS/Vortech	-	14,211,359	-
Issuance of common stock in connection with the acquistion of Innovative	-	150,000
Promissory notes payable issued in connection with the acquistion of SMLB	15,248	-	-
Promissory notes payable issued in connection with the acquistion of Rubicon	439,241	-	-
Promissory notes payable issued in connection with the acquistion of TSS/Vortech	-	10,000,000	-
Prommissory notes payable issued in connection with the acquistion of Innovative	-	300,000	-
Supplemental disclosure of non-cash financing activities:
Promissory notes payable issued to officers converted to common stock	3,500,000	-	-
Discount received on note repayment from officer	-	500,000	-

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The consolidated financial statements are for the three and nine months ended September 30, 2008 and 2007 for Fortress International Group, Inc. (the “Successor Company,” “Fortress” or the “Company”) and are for the period from January 1, 2007 to January 19, 2007 (the “Acquisition Date”) for VTC, L.L.C. t/a Total Site Solutions and Vortech, L.L.C. (collectively the “Predecessor Company” or “TSS/Vortech”).  The results of operations attributable to each acquisition are included in the consolidated financial statements from the Acquisition Date.

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

The consolidated financial statements and notes are presented in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

Nature of Business and Organization

The Company provides a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. The Company’s services consist of technology consulting, design and engineering, construction management, systems installation and facilities management.

The Company was incorporated in Delaware on December 20, 2004 under the name “Fortress America Acquisition Corporation” as a special purpose acquisition company for the purpose of acquiring an operating business that performs services in the homeland security industry.

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

On January 19, 2007, the Company acquired all of the outstanding interest in TSS/Vortech in exchange for a combination of cash, the Company’s common stock, and issuance of two convertible notes (See Note 10). The acquisition fundamentally transformed the Company from a firm primarily investing capital to an operating business. Concurrent with the acquisition, the Company changed its name to Fortress International Group, Inc.

After acquiring TSS/Vortech during 2007, the Company continued its expansion through the acquisitions of  Comm Site of South Florida, Inc. (“Comm Site”), Innovative Power Systems, Inc. and Quality Power Systems, Inc. (“Innovative”) and Rubicon Integration, LLC. (“Rubicon”). On January 2, 2008, the Company acquired SMLB, Ltd. to continue its footprint expansion with complementary service offerings. As applicable, the Company also acquired these companies’ operating subsidiaries. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 4). All intercompany transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market of that Asset is not Active” (“FSP 157-3”). FSP 157-3 provides an example that clarifies and reiterates certain provisions of the existing fair value standard, including basing fair value on orderly transactions and usage of management and broker inputs. FSP 157-3 is effective immediately but is not expected to have a material impact on our financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires recognition of a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 clarifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective January 1, 2009. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated results of operations and financial condition.

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

In April 2008, FASB issued a Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. FSP 142-3 replaces the previous useful life criteria with a new requirement-that an entity consider its own historical experience in renewing similar arrangements. In issuing FSP 142-3, the FASB hopes to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FAS 142-3 is effective January 1, 2009. The Company is currently assessing the potential impact that adoption of FAS 142-3 may have on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated results of operation of financial condition.

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

During the second quarter 2008 and included in the nine months ended September 30, 2008, the Company recognized a $0.7 million loss on customer contract due to concerns as to whether the amounts were collectible. As such, the Company has not recorded any revenue related to this contract and we will recognize revenue for this customer based on cash collections. The Company is owed $1.3 million from this customer of which $0.8 million will be recognized upon cash collection and the remaining $0.5 million reduced the unsecured, promissory notes payable to the sellers of SMLB (seller note). The seller note reduction was pursuant to the working capital adjustment pursuant to terms of the SMLB purchase agreement. Contract costs totaling $0.7 million were fully recognized in the nine months ended September 30, 2008. In the event the $1.3 million is collected, the Company will recognize revenue of $0.8 million and the seller note will be increased by $0.5 million.

As of September 30, 2008, accounts receivable of $1.4 million is due from a customer to whom the Company has offered extended payment terms. The customer has executed a promissory note in the same amount bearing interest at 8% per annum with payments of interest only due monthly and the balance in full is due on December 15, 2008. This amount was recognized as revenue during the nine months ended September 30, 2008. The Company has a history of conducting business with this customer and therefore believes collectibility is reasonably assured.

(3)	Customer Concentration

The Company earned approximately 39% of its revenue from two customers for the nine months ended September 30, 2008. Accounts receivable from these customers at September 30, 2008 was $7.9 million. For the nine months ended September 30, 2007, the Company earned approximately 30% of its revenue from two customers.

(4)	Acquisitions

In 2007, the Company transitioned from a special purpose acquisition company to an operating entity with its purchase of TSS/Vortech. The Company has continued its strategy to build on to the TSS/Vortech operations through acquisitions that expand geographical reach, add complementary services and access new key customers for additional selling opportunities. All of the acquisitions have been accounted for using purchase accounting. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. The value of the Company’s common stock issued in connection with the acquisitions was determined based on the five day average closing price of the Company’s common stock beginning two days before through two days after the announcement date multiplied by the number of shares issued.

2008 Acquisition

SMLB, Ltd.

On January 2, 2008, the Company acquired all of the outstanding stock of SMLB, Ltd., which provides consulting and construction management services for the mission-critical facilities in the Chicago area. The closing consideration consisted of (i) $2,094,561 in cash, including acquisition costs of $151,133 and net of acquired cash of $56,573, subject to certain adjustment to be determined subsequent to the closing of the acquisition, as provided in the purchase agreement, (ii) 96,896 shares of the Company’s common stock valued at approximately $500,000, (iii) $500,000 in unsecured promissory notes bearing interest at 6% per annum, and (iv) additional earn-out amounts up to a maximum of $600,000, contingent upon the achievement of certain earnings targets by SMLB for each of the calendar years 2008-2009.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adjusted fair values of the assets acquired and the liabilities assumed for SMLB is as follows:

SMLB

Cash	$2,000,000
Common stock	462,775
Promissory notes to sellers	15,248
Acquistion costs	151,133
Total purchase price	$2,629,156

Cash and equivalents	$56,573
Contracts and other receivables	387,612
Goodwill	2,693,060
Identifiable intangibles, net	271,000
Total assets acquired	$3,408,245
Liabilities
Accounts payable and accrued expenses	$137,309
Income taxes payable	131,662
Billings in excess of costs	510,117
Total liabilities assumed	779,089
Net assets acquired	$2,629,156

2007 Acquisitions

Rubicon Integration, LLC

During the first quarter of 2008, the Company finalized its purchase price allocation associated with Rubicon, resulting in an increase in the value of customer relationship intangibles of $1.0 million and a corresponding decrease in goodwill.

During the second quarter of 2008, Rubicon achieved certain 2008 revenue bookings targets through June 30, 2008, which entitled the sellers under the purchase agreement to an unsecured promissory note of $0.4 million and resulted in a corresponding increase in goodwill (see Note 10). The Company recorded indefinite lived intangibles totaling $3.9 million associated with Rubicon transaction, of  which $2.3 million is expected to be deductible for income tax purposes.

TSS/Vortech

During the third quarter of 2008, shares issued to the selling members of TSS/Vortech were released from escrow. As of September 30, 2008, TSS/Vortech recorded indefinite lived intangibles were $16.5 million, of which $12.7 million is expected to be deductible for income taxes.

Purchase Price Allocation

Under business combination accounting, the purchase price for each of the acquired companies, Rubicon and SMLB, was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition dates. The allocation of the purchase price was based upon valuations performed for each of the acquired companies. Subject to adjustment associated with working capital requirements and contingent consideration issuable upon achievement of certain financial targets, we finalized the Rubicon valuation in the first quarter of 2008 and SMLB during the second quarter 2008.

The valuations indicated that the estimated fair value of the assets acquired was less than the total of the purchase price paid and the liabilities assumed in the transactions. As a result, the excess purchase price was assigned to goodwill for each acquisition. The Company recorded goodwill associated with its acquisitions of SMLB and Rubicon totaling $6.1 million of which $2.3 million is expected to be deductible for income tax purposes.

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

The value of the components of intangible assets as of September 30, 2008 are as follows:

	SMLB	Rubicon	Innovative	TSS/Vortech	Total
Intangible asset:
Trade name	$36,000	$460,000	$60,000	$4,930,000	$5,486,000
In-place contracts	230,000	50,000	350,000	406,201	1,036,201
Customer relationships	-	2,970,000	560,000	14,100,000	17,630,000
Non competition agreement	5,000	685,000	50,600	-	740,600
Total intangible	271,000	4,165,000	1,020,600	19,436,201	24,892,801
Accumulated amortization	(152,122)	(822,131)	(382,483)	(3,697,513)	(5,054,249)

Intangible assets, net	$118,878	$3,342,869	$638,117	$15,738,688	$19,838,552

Impairment

 The Company has not realized the anticipated revenue from customers acquired in its acquisitions and had experienced continued operating losses during the nine months ended September 30, 2008. Based on the recurring operating losses and a revision to the Company’s forecast during the second quarter of 2008, the Company conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill related to the business. During the third quarter 2008, the Company’s market value declined further and we conducted additional analysis, which contemplated the market condition occurring through the third quarter. The analyses of the business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of the business, resulting in goodwill impairment of $3.0 million for the three months ended September 30, 2008 and $4.2 million for the nine months ended September 30, 2008. At September 30, 2008, the adjusted carrying value of goodwill was $18.8 million.

For the three months ended September 30, 2008 and September 30, 2007, amortization expense totaling $0.8 million and $0.7 million, respectively, has been included in the accompanying consolidated statements of operations related to the above intangibles of which $0.2 million and $0.1 million, respectively, is included in cost of revenue.

For the nine months ended September 30, 2008 and September 30, 2007, amortization expense totaling $2.5 million and $1.9 million, respectively, has been included in the accompanying consolidated statements of operations related to the above intangibles of which $0.3 million and $0.3 million, respectively, is included in cost of revenue.

     Proforma Results

Unaudited pro forma results of operations are as follows. The amounts are shown as if the acquisitions had occurred at the beginning of the periods presented:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Proforma revenue	$15,894,628	$44,642,765
Proforma operating loss	(2,052,390)	(5,707,428)
Proforma pretax loss	(2,068,684)	(5,681,989)
Proforma net loss	(2,515,304)	(5,596,968)
Pro forma basic and diluted net loss per share	$(0.21)	$(0.45)
Weighted average common shares	12,039,904	12,520,861

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results of the combined enterprise.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is computed as follows:

	Successor
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net loss	$(3,217,911)	$(2,621,052)	$(11,512,445)	$(6,212,024)
Basic and diluted weighted average common shares	12,326,397	11,715,512	12,164,454	11,743,186
Net loss per share	$(0.26)	$(0.22)	$(0.95)	$(0.53)

 As of September 30, 2008, there were unvested restricted stock, options to purchase units and warrants outstanding to purchase a total of 18,165,634 shares of common stock and convertible unsecured promissory notes convertible into 533,333 shares of common stock. These were excluded in the computation of diluted net loss per common share for the three and nine months ended September 30, 2008, as their inclusion would be anti-dilutive.

No weighted average common shares or income (loss) per share amounts are shown for the Predecessor since the Predecessor was limited liability company whose capital structure consisted of membership interests.

(6)	Employee Benefit Plans

Restricted Stock

During the nine months ended September 30, 2008 and September 30, 2007, the Company granted 132,000 and 770,832 restricted common shares, respectively, under the 2006 Omnibus Incentive Compensation Plan (“Plan”). During the nine months ended September 30, 2008, the weighted average fair value of these grants was $4.53 per share.

During the three months ended September 30, 2008 and September 30, 2007, non-cash compensation expense totaling $0.5 million and $0.3 million, respectively, has been included in the accompanying consolidated statements of operations related to vesting of awards, of which $0.1 million and zero, respectively, is in cost of revenue.

During the nine months ended September 30, 2008 and September 30, 2007, non-cash compensation expense totaling $1.5 million and $0.8 million, respectively, has been included in the accompanying consolidated statements of operations related to vesting of awards, of which $0.3 million and zero, respectively, is in cost of revenue. There was no other restricted stock activity.

(7)	Common Stock Repurchases

During the three months ended September 30, 2008, the Company repurchased 8,895 treasury shares with an aggregate value of $20,322 associated with vesting restricted stock of an employee. During the nine months ended September 30, 2008, the Company repurchased 14,885 treasury shares with an aggregate value of $47,465 associated with vesting restricted stock of an employee.  The Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to employee. The value of the shares netted for employee taxes represents treasury stock repurchased. There were no similar repurchases during 2007.

Prior to the consummation of the acquisition of TSS/Vortech, the Company announced and implemented a common stock repurchase program under which it may purchase up to 3,000,000 shares of common stock. Currently the Board of Directors has authorized the repurchase of up to 500,000 shares under this program.  During the nine months ended September 30, 2007, the Company repurchased 354,775 of the Company’s common shares valued in aggregate at $1.9 million. The plan was suspended in the third quarter of 2007; accordingly, there has been no activity under the plan in 2008.

 In January 2007, the Company repurchased 756,100 shares at an aggregate value of $4.3 million from those shareholders that voted against the acquisition of TSS/Vortech and requested that their shares be redeemed at the then per share trust value of $5.74 per share.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Options to Purchase Units and Warrants

At September 30, 2008 and December 31, 2007, there were outstanding options to purchase units and warrants to purchase 17,810,300 of common shares. Both the option to purchase units and warrants have a cashless exercise feature, whereby the holder may elect to receive a net amount of shares and forego the payment of the strike price.

In February 2007, the Company entered into a one year agreement with an advisor in which we were obligated to issue a warrant for the purchase of 125,000 shares of our common stock, in exchange for consulting services. The fair value of these warrants was determined using the Black-Scholes model and is recognized over the term of the agreement. For the three and nine months ended September 30, 2008, the computed Black-Scholes value of the warrant remained unchanged and decreased by $141,422, respectively, resulting in a corresponding decrease in selling, general and administrative expense for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, the Company recognized $213,000 in selling, general and administrative expense associated with the warrant.

(9)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”),. APB No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company’s provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of September 30, 2008. SFAS No. 109 requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

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

Under SFAS No. 109, the Company evaluated available evidence to determine whether a full or partial valuation allowance of deferred tax assets should be recorded. As of September 30, 2008, cumulative losses in recent periods is evidence to support the need for a valuation allowance. Such evidence outweighs projections of future taxable income that may support the realization of deferred tax assets.

The Company is expected to record future deferred tax expense, primarily as the result of tax amortization resulting from the purchases of TSS/Vortech and Rubicon. Under SFAS No. 109, tax amortization on indefinite lived assets (goodwill and other intangibles) may not be offset by deferred tax assets that are not currently realizable, primarily deferred tax assets relating to net operating loss carryovers, because of valuation allowances.

The Company has recorded an income tax benefit of $349,898 for the three months ended September 30, 2008 which consists of income taxes currently payable of $37,102 net of a reduction in deferred tax liabilities of $387,000. For the nine months ended September 30, 2008, income expense of $37,102 has been recorded to reflect state income taxes.

The Company’s effective tax rate is based upon the rate expected to be applicable to the full fiscal year. The rate differs from that used in the three months ended September 30, 2007 primarily due to changes in the valuation allowance subsequent to that date.

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company evaluates its uncertain tax positions on a quarterly basis and has not identified any changes in uncertain tax positions during the reporting period.

Management is in the process of evaluating the various tax positions associated with the acquisition of SMLB and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to this acquisition is not anticipated to be material.

The Company files a consolidated federal tax return in states that allow it, and in other states it files separate company returns.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Notes Payable

	September 30,	December 31,
	2008	2007

Convertible, unsecured promissory note, due 2012 (6.0%)	$4,022,356	$7,500,000
Unsecured promissory note, due 2011 (6.0%)	331,688	394,611
Unsecured promissory note, due 2008 (6.0%)	-	1,517,753
Unsecured promissory note, due 2011 (6.0%)	15,248	-
Vehicle notes	43,105	86,603
Total debt	4,412,397	9,498,967
Less current portion	182,384	1,650,306
Total debt, less current portion	$4,230,013	$7,848,661

In connection with the acquisition of TSS/Vortech, on January 19, 2007, the Company issued two convertible, unsecured promissory notes, with an aggregate value of $10,000,000 to the sellers. During the third quarter of 2007, the Company entered into an agreement with its Chief Executive Officer (the “CEO”), one of the selling members, to retire $2,500,000 of the note due to him by paying $2,000,000 and the CEO used the proceeds to repurchase the Company’s common stock and warrants. The prepayment discount realized of $500,000 has been recorded as additional paid-in capital. The notes bear interest at six percent per year and have a term of five years. Interest only is payable during the first two years of each note with principal payments commencing on the second anniversary (January 19, 2009) and continuing throughout the balance of the term of the notes in equal quarterly principal installments totaling $625,000, as adjusted for the early repayment of the CEO notes.

During the third quarter 2008, the Chief Executive Officer and Chief Operating Officer, both of the selling members, entered into an agreement with the Company to convert $2,500,000 and $1,000,000, respectively, of their respective notes into equity at a conversion price of $7.50 per share, resulting in the aggregate issuance of 466,667 common shares. The conversion has been recorded as additional paid-in capital. In addition, the Chief Operating Officer agreed to postpone any principal and interest payments payable to him under his remaining $4,000,000 promissory note until March, 2010, with such interest to be accrued to the outstanding principal. The notes are convertible at any time by the selling members at a conversion price of $7.50 per share and are automatically convertible if the average closing price of the Company’s common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

In connection with the acquisition of Innovative, on September 24, 2007, the Company issued an unsecured promissory note to the sellers in the amount of $300,000. The note bears interest at six percent per year and has a three year term. Quarterly principal installments of $15,000 plus interest are due commencing December 31, 2007, with a final balloon payment of $120,000 due on December 31, 2010. Based on achieving certain earnings targets through December 31, 2007 and net of a purchase price adjustment associated with working capital, the Innovative sellers received an additional promissory note of $64,611 at December 31, 2007. The additional unsecured promissory note is in a similar form of the unsecured promissory note issued at closing, bearing interest at six percent per year and has a three-year term. Quarterly principal installments of $3,231 plus interest are due commencing March 31, 2008 with a final balloon payment of $25,844 due on March 31, 2011.

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

Of the $2.0 million contingent note, approximately $0.4 million was issued at June 30, 2008 based on Rubicon’s achievement of revenue bookings targets through that date. The issued note bears interest at six percent per annum from the acquisition date and was paid on July 31, 2008. At December 31, 2008, the Company may be required to issue and pay up to $1.6 million or the balance of the note contingent on Rubicon’s achievement of certain revenue booking targets in the second half of 2008. Any contingent note issuance will have earned interest at six percent per annum from the purchase date through payment. At September 30, 2008, revenue bookings were not determinable beyond a reasonable doubt and the remaining $1.6 million contingent note has not been issued.

In connection with the acquisition of SMLB, on January 2, 2008, the Company issued unsecured promissory notes with an aggregate value of $500,000 to the sellers. The notes bear interest at six percent per year and has a three-year term. During the three months ended June 30, 2008, the Company reduced the seller notes to $15,248 based on a $484,752 working capital adjustment in accordance with the terms of the purchase agreement. Principal installments net of the adjustment of $3,050, $3,050 and $9,148, plus accrued interest, are due on January 2, 2009, January 2, 2010 and January 2, 2011, respectively. The Company may prepay the notes any time at its election without penalty.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  Related Party Transactions

Our Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with related parties for less than $25,000.

The Company participates in transactions with the following entities affiliated through common ownership and management.

S3 Integration, LLC. S3 Integration LLC (S3 Integration) is owned 15% by each of the Company’s Chief Executive Officer and President. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Systems, LLC. (Chesapeake Systems) is 9% owned by, and significantly indebted to, the Company’s Chief Executive Officer. Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Mission Critical, LLC. (Chesapeake MC) is 9% owned by each of the Company’s Chief Executive Officer and its President. Additionally, it is significantly indebted to the Company’s Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

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

Automotive Technologies, Inc. Automotive Technologies, Inc., is 60% owned by the Company’s Chief Executive Officer and provides vehicle maintenance and repair services to the Company.

TPR Group Re Three LLC. TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by each of the Company’s Chief Executive Officer and its President. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech.

The following table sets forth transactions the Company has entered into with the above related parties for the Successor for the three and nine months ended September 30, 2008 and 2007 and for the Predecessor for the period from January 1, 2007 through January 19, 2007.

 FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor				Predecessor
					Period from
	Three Months		Nine Months		January 1, 2007
	Ended	Ended	Ended	Ended	through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	January 19, 2007
Revenue
CTS Services, LLC	$51,298	$78,885	$163,576	$147,711	$1,800
Chesapeake Systems, LLC	2,410	-	2,410	52,716	-
Chesapeake Mission Critical, LLC	12,562	67,818	65,565	95,034	-
CS Technology, Inc.	40,752	-	116,673	-	-
S3 Integration	7,667	-	7,667	-	-
Total	$114,689	$146,703	$355,891	$295,461	$1,800

Cost of Revenue
CTS Services, LLC	$1,309,845	$2,292,792	$2,102,864	$2,763,184	$82,032
Chesapeake Systems, LLC	-	-	147,931	160,304	-
Chesapeake Mission Critical, LLC	65,082	41,125	118,399	78,750	-
Chesapeake Tower Systems, Inc.	-	-	-	56,501	8,225
S3 Integration, LLC	111,630	-	149,145	218,922	-
LH Cranston & Sons, Inc.	-	90,800	7,500	222,677	-
Telco P&C, LLC	325,089	18,222	335,158	29,174	-
Total	$1,811,646	$2,442,939	$2,860,997	$3,529,512	$90,257

Selling, general and administrative
Office rent paid to Chesapeake Tower Systems, Inc.	$58,072	$46,841	$176,406	$131,782	$16,016
Office rent paid to TPR Group Re Three, LLC	98,131	94,976	293,513	286,454	26,472
Vehicle repairs to Automotive Technologies, Inc.	-	-	-	4,442	656
Total	$156,203	$141,817	$469,919	$422,678	$43,144

	September 30,	December 31,
Accounts receivable/(payable):	2008	2007
CTS Services, LLC	$58,746	$44,821
CTS Services, LLC	(861,263)	(2,969,671)
Chesapeake Systems, LLC	2,410	611
Chesapeake Systems, LLC	-	(873)
Chesapeake Mission Critical, LLC	12,562	104,397
Chesapeake Mission Critical, LLC	(47,576)	(18,950)
CS Technology, Inc.	40,712	-
Telco P&C, LLC	(122,274)	(8,000)
LH Cranston&Sons, Inc.	-	(11,575)
S3 Integration, LLC	7,667	-
S3 Integration, LLC	(31,425)	(60,556)
Total accounts receivable	$122,097	$149,829

Total accounts (payable)	$(1,062,538)	$(3,069,625)

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, and as updated and supplemented by Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors, as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Business Formation and Overview

We were incorporated in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performs services in the homeland security industry.  On July 20, 2005, we closed our initial public offering of 7,800,000 units (including underwriters exercise of an over-allotment option), resulting in net proceeds to us of approximately $43.2 million.

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as “Total Site Solutions” (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to “Fortress International Group, Inc.”  The acquisition fundamentally transformed us from a firm primarily seeking to invest capital to an operating business.

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

On January 2, 2008, we continued our acquisition strategy with the purchase of 100% of the outstanding stock of SMLB, Ltd., which provides consulting and construction management services for the mission-critical facilities in the Chicago area. The closing consideration consisted of (i) $2,000,000 in cash, subject to certain adjustment to be determined subsequent to the closing of the acquisition, as provided in the purchase agreement, (ii) 96,896 shares of our common stock valued at approximately $500,000, (iii) $500,000 in unsecured promissory notes bearing interest at 6% per annum (this note was adjusted to $15,248 as SMLB has not met the working capital requirement established in the purchase agreement), and (iv) additional earn-out amounts up to a maximum of $600,000, contingent upon the achievement of certain earnings targets by SMLB for each of the calendar years 2008-2009.

With the acquired assets, we provide comprehensive services for the planning, design, and development of mission-critical facilities and infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations, operations management and facilities management and maintenance.

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

 At September 30, 2008, we have authorizations to proceed with work for approximately $54.3 million or 25% of our total backlog of $217.7 million. At December 31, 2007, we had authorizations to proceed with work for approximately $32.4 million or 19% of our total backlog of $172.9 million. Additionally, approximately $144.9 million and $118.0 million or 67% and 68% of our backlog relates to a single customer at September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, our backlog was approximately $217.7 million, compared to approximately $172.9 million at December 31, 2007. The following table reflects the value (in millions) of our backlog in the above three categories as of September 30, 2008 and December 31, 2007, respectively.

	September 30,	December 31,
	2008	2007
Technology consulting	$6.8	$3.9
Construction management	195.9	154.1
Facilities management	15.0	14.9
Total	$217.7	$172.9

The backlog amounts are estimates, subject to changes or cancellations. The actual customer purchase orders to perform work may vary in scope and amount from the backlog amounts presented herein. Additionally, some of our customers may be dependent on additional funding resources, which in the current economic environment may be difficult for them to obtain. Accordingly, we can provide no assurance that we will in fact be awarded the maximum amount of such contracts or be awarded any amount at all.

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

Revenue Recognition

We recognize revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered and collectability is reasonably assured. Our revenue is derived from the following types of contractual arrangements: fixed-price contracts, time and material contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). Our primary source of revenue is from fixed price contracts and we apply Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require us to revise its estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the revisions becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

Under certain circumstances, we may elect to work at risk prior to receiving an executed contract document. We have a formal procedure for authorizing any such at risk work to be incurred. Revenue, however, is deferred until a contract modification or vehicle is provided by the customer.

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

As of September 30, 2008, accounts receivable of $1.4 million is due from a customer to whom we have offered extended payment terms. The customer has executed a promissory note in the same amount bearing interest at 8% per annum with payments of interest only due monthly and the balance in full is due on December 15, 2008. This amount was recognized as revenue in the nine months ended September 30, 2008. We have a history of conducting business with this customer and therefore believe collectibility is reasonably assured.

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

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. Certain techniques require us to make estimates and assumptions about the future financial performance of the acquired businesses that may change in the future.

Our intangible assets consist of trade name, in-place contracts, customer relationships, and non-competition agreements with amortizable lives of 1-8 years for the finite lived intangibles. The Company annually tests for the impairment of goodwill pursuant to the requirements of SFAS No. 142 and of the other purchased intangible assets pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If events or changes in circumstances indicate that an asset value might be impaired, we will test during the interim period in which those changes occur. Through the third quarter 2008, we continued to incur operating losses, revised our forecasted revenues as certain of our acquisitions have not delivered originally anticipated revenues, and experienced a market decline in our equity value. As a result of these potential impairment indicators, we evaluated the carrying value of goodwill and other long-lived intangible assets for impairment. Utilizing a third party firm we determined the carrying value of goodwill was in excess of the fair value, resulting in an aggregate impairment on goodwill of approximately $4.2 million.

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

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset and historical and projected taxable income, as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

Effective January 1, 2007, we were required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, we were in essence a “special purpose acquistion” company with no substantive operations. Management concluded that the adoption of FIN 48 had no material effect on our financial position or results of operations. As of September 30, 2008, we do not have any material gross unrecognized tax benefit liabilities. However, management is still in the process of evaluating the various tax positions associated with the acquisition of SMLB and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities may be covered by indemnification provisions provided in the acquisition agreement or may result in an adjustment to goodwill.

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

Recently Issued Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market of that Asset is not Active” (“FSP 157-3”). FSP 157-3 provides an example that clarifies and reiterates certain provisions of the existing fair value standard, including basing fair value on orderly transactions and usage of management and broker inputs. FSP 157-3 is effective immediately but is not expected to have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operation of financial.

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

Consolidated Statements of Operations

					Predecessor
	Successor (Fortress International Group, Inc.)				(TSS/Vortech)
					For the period
					January 1,
	Three Months Ended		Nine Months Ended		through
	September 30, 2008	September 30,2007	September 30, 2008	September 30,2007	January 19, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(audited)
Results of Operations:
Revenue	$25,781,523	$12,692,772	$65,363,481	$32,232,016	$1,412,137
Cost of revenue	20,660,103	10,749,331	54,719,170	27,378,926	1,108,276
Gross profit	5,121,420	1,943,441	10,644,311	4,853,090	303,861
Operating expenses:
Selling, general and administrative	4,838,291	3,964,468	15,275,116	10,026,448	555,103
Depreciation	125,716	137,032	355,810	289,708	33,660
Amortization of intangibles	702,569	567,109	2,104,067	1,574,671	-
Impairment loss on goodwill	2,973,000	-	4,190,000	-	-
Total operating costs	8,639,576	4,668,609	21,924,993	11,890,827	588,763
Operating loss	(3,518,156)	(2,725,168)	(11,280,682)	(7,037,737)	(284,902)
Interest income (expense), net	(49,653)	104,116	(194,661)	476,388	3,749
Loss from operations before income taxes	(3,567,809)	(2,621,052)	(11,475,343)	(6,561,349)	(281,153)
Income tax expense (benefit)	(349,898)	-	37,102	(349,325)	-
Net loss	$(3,217,911)	$(2,621,052)	$(11,512,445)	$(6,212,024)	$(281,153)

Results of operations for the Successor company for the three months ended September 30, 2008 compared with the three months ended September 30, 2007.

Revenue. Revenue increased $13.1 million to $25.8 million for the three months ended September 30, 2008 from $12.7 million for the three months ended September 30, 2007. The increase was primarily driven by a $12.3 million increase in our construction management services and the inclusion of $1.9 million of revenue associated with the acquisitions of Innovative, Rubicon and SMLB.

Cost of Revenue. Cost of revenue increased $10.0 million to $20.7 million for the three months ended September 30, 2008 from $10.7 million for the three months ended September 30, 2007. The increase was primarily driven by a volume increase in our construction management services and the inclusion of $1.2 million of cost of revenue associated with the acquisitions of Innovative, Rubicon, and SMLB.

Gross Margin Percentage. Gross margin percentage increased by 4.6% to 19.9% for the three months ended September 30, 2008 compared to 15.3 % for the three months ended September 30, 2007. Excluding the effect of gross margin contribution associated with the acquisitions of Innovative, Rubicon and SMLB, gross margin percentage increased to 18.9% for the three months ended September 30, 2008 from 15.3% for the three months ended September 30, 2007. The overall increase in gross profit was primarily attributable improved profitability on our construction management contracts; however, we expect our total gross margin percentage to approximate 16.0%.

Selling, general and administrative expenses . Selling, general and administrative expenses increased $0.8 million to $4.8 million for the three months ended September 30, 2008 from $4.0 million for the three months ended September 30, 2007. The increase was primarily driven by professional fees of approximately $0.5 million that we expensed associated with abandoned acquisitions and the inclusion of $0.6 million of selling, general and administrative expenses associated with the acquisitions of Innovative, Rubicon, and SMLB.

As we have experienced delays in the timing of revenues associated with certain customers, we began implementing a plan to restructure expenses to align with current operating revenues. The plan seeks to reduce operating costs associated with personnel and related costs, professional fees, and sales and marketing, which we anticipate will result in lower total selling, general and administrative costs.

Depreciation. Depreciation remained consistent at $0.1 million for the three months ended September 30, 2008 compared to $0.1 million for the three months ended September 30, 2007.

Amortization of intangible assets. Amortization expense increased $0.1 million to $0.7 million for the three months ended September 30, 2008 compared to $0.6 million for the three months ended September 30, 2007. The increase is attributable to an increase in amortizable intangible assets as a result of our acquisitions of Innovative, Rubicon and SMLB.

Impairment loss on intangibles. We have experienced continued operating losses and had a decline in our equity market value during the three months ended September 30, 2008. Based on these potential impairment indicators, we conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach, we determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $3.0 million for the three months ended September 30, 2008. At September 30, 2008, the adjusted carrying value of goodwill was $18.8 million.

Interest income (expense), net. Our interest income (expense), net, decreased $0.2 million to ($0.1) million for the three months ended September 30, 2008 from $0.1 million for the three months ended September 30, 2007. The decrease in interest income was due primarily to a lower average invested balance in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Income tax expense (benefit). Income tax (benefit) increased $0.4 million to ($0.4) million for the three months ended September 30, 2008 from zero for the three months ended September 30, 2007. The tax benefit was associated with the decrease in our deferred tax liability associated with a decrease in our tax deductible goodwill.

Results of operations for the Successor company for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007.

Revenue. Revenue increased $33.2 million to $65.4 million for the nine months ended September 30, 2008 from $32.2 million for the nine months ended September 30, 2007. The increase was primarily driven by a $24.1 million increase in our construction management services and the inclusion of $10.5 million of revenue associated with the acquisitions of Innovative, Rubicon, and SMLB.

Cost of Revenue. Cost of revenue increased $27.3 million to $54.7 million for the nine months ended September 30, 2008 from $27.4 million for the nine months ended September 30, 2007. The increase was driven by the increase in revenue primarily from our construction management services and the inclusion of $8.3 million of cost of revenue associated with the acquisitions of Innovative, Rubicon, and SMLB.

Gross Margin Percentage. Gross margin percentage increased 1.2% to 16.3% for the nine months ended September 30, 2008 compared to 15.1% for the nine months ended September 30, 2007. The increase in gross profit was primarily attributable to improved profitability on our construction management contracts.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.3 million to $15.3 million for the nine months ended September 30, 2008 from $10.0 million for the nine months ended September 30, 2007. The increase was primarily driven by $2.2 million of selling, general and administrative expenses associated with the acquisitions of Innovative, Rubicon and SMLB, and $1.2 million that we expensed associated with abandoned acquisitions.

As we have experienced delays in the timing of revenues associated with certain customers and margins have contracted, we began implementing a plan to restructure expenses to align with current operating revenues. The plan seeks to reduce operating costs associated with personnel and related costs, professional fees, and sales and marketing, which we anticipate will result in lower total selling, general and administrative costs.

Depreciation. Depreciation remained consistent at $0.4 million for the nine months ended September 30, 2008 compared to $0.3 million for the nine months ended September 30, 2007.

Amortization of intangible assets. Amortization expense increased $0.5 million to $2.1 million for the nine months ended September 30, 2008 from $1.6 million for the nine months ended September 30, 2007. The increase is attributable to an increase in the amortizable intangible assets as a result of our acquisitions of Innovative, Rubicon and SMLB.

Impairment loss on intangibles. Through the third quarter 2008, we continued to incur operating losses, revised our forecasted revenues as certain of our acquisitions have not delivered originally anticipated revenues, and experienced a market decline in our equity value. Based on these potential impairment indicators, we conducted an analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach, we determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $4.2 million for the nine months ended September 30, 2008. At September 30, 2008, the adjusted carrying value of goodwill was $18.8 million.

Interest income (expense), net. Our interest income (expense), net, decreased $0.7 million to ($0.2) million for the nine months ended September 30, 2008 from $0.5 million for the nine months ended September 30, 2007. The decrease in interest income was due primarily to a lower average invested balance in the nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

Income tax expense (benefit). Income tax expense (benefit) decreased $0.3 million to zero for the nine months ended September 30, 2008 from ($0.3) million for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, income tax benefit was $0.3 million reflecting the value of a NOL carryback to prior periods at an effective federal rate of 34%, net of a valuation allowance on deferred tax assets.

Financial Condition, Liquidity and Capital Resources

We have historically incurred net losses and have used our cash and investments to fund our operating and investing activities. We believe that operational improvements, strategic investments and complementary acquisitions will improve the cash flows of our business. Our efforts are continuing and may include further acquisitions and realignment of our sales, general and administrative expenses. We cannot be sure, however, as to the amount and timing of the associated financial impact. Summary cash flows for the nine months ended September 30, 2008 and 2007 and for the period January 1, through January 19, 2007 (Predecessor) are as follows:

			Predecessor
	Successor (Fortress International Group, Inc.)		(TSS/Vortech)
			For the period
	For the nine	For the nine	January 1,
	months ended	months ended	through
	September 30, 2008	September 30, 2007	Janaury 19, 2007
Net cash provided by (used in) operating activities	$(1,896,152)	$(5,618,627)	$656,001
Net cash provided by (used in) investing activities	(2,331,281)	31,989,260	(127,602)
Net cash provided by (used in) financing activities	(2,088,524)	(8,447,522)	(1,567,920)
Net increase (decrease) in cash	$(6,315,957)	$17,923,111	$(1,039,521)

Cash and cash equivalents decreased $6.3 million to $6.9 million at September 30, 2008 from $13.2 million at December 31, 2007. The decrease was primarily attributable to $1.9 million from operating activities, $2.1 million for the purchase of SMLB and $2.0 million for the repayment of promissory notes issued in connection with the Rubicon acquisition.

Operating Activity

Net cash used in operations decreased $3.7 million to $1.9 million for the nine months ended September 30, 2008 from $5.6 million used in operations for the nine months ended September 30, 2007. The decline in cash used in operating cash flows is primarily attributable to working capital as follows:

Increase in net loss. Net loss increased $5.3 million to $11.5 million for the nine months ended September 30, 2008 from $6.2 million for the nine months ended September 30, 2007. The increase in net loss was primarily attributable to a $5.0 million increase in non-cash items consisting of the impairment loss on goodwill, amortization of intangibles and equity-based compensation expense.

Increase in working capital. Net changes in operating assets and liabilities decreased approximately $4.1 million primarily due to trade receivables and payables, which accounts for the improvement or decline in cash used by operating activities. The decrease is primarily attributable to managing our trade accounts receivable and corresponding payables.

Investing Activity

Net cash used in investing increased $34.3 million to $2.3 million used in investing activities for the nine months ended September 30, 2008 from $32.0 million provided by investing activities for the nine months ended September 30, 2007. The increase was primarily attributable to our transition to an operating Company in the first quarter of 2007 and the release of investments held in trust for general operating purposes.

Sale of investments held in Trust. Upon the approval of the TSS/Vortech acquisition, we had a cash inflow from the sale of approximately $44.7 million in trust investments, which funded the cash portion of the acquisition and repurchase of common stock from dissenting shareholders electing to receive their IPO proceeds back and provided cash for future ongoing operations.

Acquisitions. Net cash used to acquire businesses decreased $10.2 million to $2.1 million for the nine months ended September 30, 2008 from $12.3 million for the nine months ended September 30, 2007. In the first quarter of 2008, we acquired SMLB, Ltd. which had a significantly lower enterprise value and in turn lower cash purchase price component as compared to TSS/Vortech acquisition, which occurred in the first quarter of 2007.

Financing Activity

Net cash used in financing decreased $6.3 million to $2.1 million for the nine months ended September 30, 2008 from $8.4 million for the nine months ended September 30, 2007. The decrease in cash used in financing activities was attributable fundamentally to different activity as described in the following:

•
Repayment of seller notes. During the nine months ended September 30, 2008, we repaid $2.0 million of unsecured promissory notes that were issued to the Rubicon sellers upon achievement of certain financial targets at December 31, 2007 and June 30, 2008.

•
Repurchase of common stock. During the first quarter of 2007, we used $6.2 million to repurchase our common stock associated with the election of conversion rights by our dissenting shareholders in connection with our acquisition of TSS/Vortech and $1.3 million in a share buyback program. The share buyback program was suspended in the third quarter of 2007; however, during 2008 we repurchased 14,885 shares at an average price of $3.19 per share for employee taxes associated with net issuance of vesting restricted stock.

Non-Cash Activities

During the nine months ended September 30, 2008, we issued total unsecured promissory notes totaling $0.5 million as purchase consideration. In connection with the acquisitions of SMLB, we initially issued $0.5 million of unsecured promissory notes that were reduced in the second quarter 2008 to $15,248 pursuant to the working capital requirements per the original purchase agreement. Consistent with the Rubicon purchase agreement in exchange for achieving specified financial targets through June 30, 2008, we issued an additional $0.4 million of unsecured promissory notes.

During the third quarter 2008, the Chief Executive Officer and Chief Operating Officer, both of the selling members of TSS/Vortech, entered into an agreement with the Company to convert $2,500,000 and $1,000,000, respectively, of their respective notes into common stock at a conversion price of $7.50 per share, resulting in the aggregate issuance of 466,667 common shares. The conversion has been recorded as an increase to additional paid-in capital. In addition, the Chief Operating Officer agreed to postpone any principal and interest payments payable to him under his remaining $4,000,000 promissory note until March, 2010, with such interest to be accrued to the outstanding principal. At September 30, 2008, $4,000,000 of the seller notes remains outstanding, which are convertible at $7.50 per shares to 533,333 shares of the Company’s common stock.

For a discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements-Acquisitions.

Liquidity

In the third quarter of 2008, we initiated a plan to restructure expenses to realign them with the current operating revenues and gross margins as certain customers have delayed their spending. Our plan seeks to reduce operating costs associated with professional fees, sales and marketing, and personnel and related costs.

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

Off Balance Sheet Arrangements

At September 30, 2008, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Refer to our annual report on Form 10-K for the year ended December 31, 2007, as amended, for a complete discussion of our market risk. There have been no material changes to the market risk information included in our Annual Report on form 10-K, as amended, for the year ended December 31, 2007.

Item 4T. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting for the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

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

There have been no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table set forth below shows all repurchases of securities by us during the quarter ended September 30, 2008:

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Quarter	Total Shares	Price Paid	Publically Announced	To Be Purchase Under
Ended September 30, 2008	Purchased	per Share	Plans	Plans
July 1, 2008-July 31, 2008	8,028	$2.27	-	-
August, 1 2008-August 31, 2008	-	$
September 1, 2008- September 30, 2008	867	$1.31	-	-
Total	8,895	$2.18

The Company repurchased 8,895 shares for employee taxes associated with net issuance of vesting restricted stock.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment to Employment Agreement between Fortress International Group, Inc. and Thomas P. Rosato, dated August 26, 2008.
10.2	Amendment to Employment Agreement between Fortress International Group, Inc. and Gerard G. Gallagher, dated August 26, 2008.
10.3	Amendment to Employment Agreement between Fortress International Group, Inc. and Harvey L. Weiss, dated August 26, 2008.
10.4	Amendment to Employment Agreement between Fortress International Group, Inc. and Timothy C. Dec, dated August 26, 2008.
10.5	Amendment to Consulting Agreement between Fortress International Group, Inc. and Washington Capital Advisors, Inc. , dated August 26, 2008.
31.1	Certificate of Fortress International Group, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Fortress International Group, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certificate of Fortress International Group, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: November 14, 2008	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Office)

Date: November 14, 2008	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)