Form 10-K
period 2008-12-31
Fortress International Group, Inc.
filed 2009-03-31
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

7226 Lee DeForest Drive, Suite 203	21046
Columbia, MD	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
(410)-423-7438

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2008 was approximately $16,823,232 based on 7,099,680 shares held by such non-affiliates at the closing price of a share of common stock of $2.40 as reported on The NASDAQ Capital Market on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, outstanding as of March 27, 2009     12,661,716

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K will be incorporated from the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2008.

TABLE OF CONTENTS

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read such statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to, statements concerning:

•	our mission-critical services business, its advantages and our strategy for continuing to pursue our business;

•	anticipated dates on which we will begin providing certain services or reach specific milestones in the development and implementation of our business strategy;

•	expectations as to our future revenue, margin, expenses, cash flows and capital requirements;

•	expectations as to our materialization of our backlog;

•	our integration of acquired businesses;

•	the amount of cash available to us to execute our business strategy;

•	continued compliance with government regulations;

•	statements about industry trends;

•	geopolitical events and regulatory changes; and

•	other statements of expectations, beliefs, future plans and strategies.

These forward-looking statements are subject to risks and uncertainties, including financial, regulatory , industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

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

•	risks relating to revenues and backlog under customer contracts, many of which can be cancelled on short notice;

•	manage and meet contractual terms of complex projects;

•	uncertainty related to current economic conditions;

•	attract and retain qualified management and other personnel;

•	demand for our services and products;

•	meet all of the terms and conditions of our debt obligations; and

•	our liquidity.

Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Annual Report on Form 10-K will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

Except as required by applicable law and regulations, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Further disclosures that we make on related subjects in our additional filings with the Securities and Exchange Commission should be consulted. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “Item 1A. RISK FACTORS.”

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

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, LLC and Vortech, LLC (“TSS/Vortech”) pursuant to a Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006, as amended by the Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 (the “Purchase Agreement”). In connection with the acquisition we simultaneously changed our name to Fortress International Group, Inc.

After our initial acquisition of TSS/Vortech, management continued an acquisition strategy to expand our geographical footprint, add complementary services and diversify and expand our customer base. We acquired substantially all of the assets of  Comm Site of South Florida, Inc. (“Comm Site”) on May 7, 2007, 100% of the outstanding and issued capital stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. (“Innovative”) on September 24, 2007, and 100% of the membership interests of Rubicon Integration, LLC (“Rubicon”) on November 30, 2007. On January 2, 2008, we purchased 100% of the outstanding and issued capital stock of SMLB, Ltd.

Our principal executive offices are located at 7226 Lee DeForest Drive, Suite 203, Columbia, Maryland 21046 and our telephone number is 410-423-7438. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K , proxy statements for our annual stockholder’s meetings and all amendments to those reports , are available to you free of charge through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov or on our website at http://www.thefigi.com   as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC . Copies of these reports and other information may be inspected and copied at the public reference facilities maintained by the SEC at the SEC Headquarters, Public Reference Section, 100 F Street, N.E., Washington D.C. 20549 on official business days during the hours 10:00 a.m. to 03:00 p.m. or by calling the SEC at 1-800-SEC-0330. Copies are also available upon request and without charge by contacting us at Fortress International Group, Inc., 7226 Lee DeForest Drive, Suite 203, Columbia, Maryland 21046.

Our Business

We consult, plan, design, build and maintain mission-critical facilities such as data centers, trading floors, call centers, network operation centers, communication facilities, laboratories and secure bunkers and we offer expertise for electrical, mechanical, telecommunications, security, fire protection and building automation systems that are critical to the mission-critical facilities lifeblood.

We provide a single source solution for highly technical mission-critical facilities and the infrastructure systems that are critical to their function. Our services include information technology strategic initiatives that drive efficiencies through the cost of operating a data center, energy and green initiatives, real estate consulting options, capital solutions, technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

With respect to these critical infrastructure systems that are part of the mission-critical facility, we focus on physical security, network security, redundancies for uninterruptible power supply systems, electrical switch gear, stand-by power generators, heat rejection and cooling systems, fire protection systems, monitoring and control systems, and security systems, as well as the physical environment that houses critical operations. We help our customers to plan for, prevent or mitigate against the consequences of attacks, power outages and natural disasters. We provide our services, directly and indirectly, to both government and private sector customers.

We have obtained a facility clearance from the United States Department of Defense. This clearance enables us to access and service restricted government projects. In addition to the facility clearance, we have successfully cleared approximately one-third of our employees, allowing them individual access to restricted projects and facilities.

Growth Through Acquisitions

Beginning in 2006 and continuing into 2008, we implemented a plan to grow our business, diversify our customer base, and gain additional operational scale. To mitigate business volume fluctuations and customer concentration, we added selling, general and administrative personnel, enabling us to bid and quote up to approximately several hundred million in revenues across our service offerings. We acquired five businesses during the fiscal years 2007 and 2008 that have provided complementary services, extended our geographical footprint and added key customers and personnel. In the future, we expect to continue our growth initiatives both internally and through potential acquisitions of specialized mission-critical engineering or IT services firms (primarily in the United States), subject to our abilitiy to obtain financing, if necessary. We believe that growth-oriented strategy enables us to compete effectively in the markets in which we operate.

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, LLC, doing business as Total Site Solutions, and Vortech, LLC, or TSS/Vortech. TSS/Vortech provides comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure . The closing consideration consisted of (i) $11,519,151 in cash, including acquisition costs of $1,841,468 and net of cash acquired of $1,322,317  (ii) the assumption of $154,599 of debt of TSS/Vortech, (iii) 2,602,813 shares of our common stock, of which 2,534,988 shares were issued to the selling members 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees, and 574,000 shares were designated for issuance to employees of TSS/Vortech under our 2006 Omnibus Incentive Compensation Plan and. (iv) $10,000,000 in two convertible promissory notes of $5,000,000 each, bearing interest at 6%. Simultaneously with the acquisition of TSS/Vortech, we changed our name from “Fortress America Acquisition Corporation” to our current name, “Fortress International Group, Inc.”

Following our initial acquisition of TSS/Vortech, we continued with our acquisition strategy to expand our geographical footprint, add complementary services and diversify and expand our customer base.

On May 7, 2007, we purchased substantially all of the assets of Comm Site of South Florida, Inc. for $150,000 paid in cash.

On September 24, 2007, we entered into a stock purchase agreement with Innovative Power Systems, Inc., Quality Power Systems, Inc., or, collectively, Innovative, and the stockholders of Innovative. Based in Virginia, Innovative installs, tests and services specialized uninterruptible power supply systems and backup power supply systems for data centers and mission-critical facilities throughout the Washington D.C. metropolitan area. Pursuant to the stock purchase agreement, we acquired 100% of the issued and outstanding capital stock of Innovative for the aggregate consideration consisting of (i) $1,614,452 in cash, including acquisition costs of $112,420, and net of cash acquired of $244,968, subject to certain adjustment as provided in the purchase agreement, (ii) a promissory note for the aggregate amount of $300,000 plus interest accruing at 6% annually from the date of the issuance of the promissory note (payable in three years, based on a five-year amortization schedule, as described in note), (iii) 25,155 shares of our common stock, and (iv) additional earn-out amounts if Innovative achieves certain targeted earnings for each of the calendar years 2007-2010, as further described in the purchase agreement.

In 2008, Innovative achieved 2008 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $0.4 million. Subject to terms and conditions outlined in the purchase agreement, the payment is due in the second quarter of 2009.

On  November 30, 2007, we entered into a membership interest purchase agreement with Rubicon Integration, LLC, or Rubicon, a Delaware limited liability company based in Virginia, and each of the members of Rubicon. Rubicon provides consulting, owners’ representation and equipment integration services for mission-critical facilities to corporate customers across the United States. Pursuant to the purchase agreement, we acquired 100% of the membership interests of Rubicon for the aggregate consideration consisting of (i) $4,745,524 in cash, including acquisition costs of $198,043 and net of cash acquired of $42,660, (ii) 204,000 shares of our common stock valued at $1,080,800, (iii) contingent consideration in the form of two unsecured promissory notes in the maximum amount of $1,500,000 and $2,000,000, respectively, plus interest accruing at 6% annually from November 30, 2007, the date of the issuance, payable to the sellers upon the achievement of certain operational and financial targets for December 2007 and for the calendar year 2008, respectively, and (iv) additional earn-out amounts, contingent upon the achievement of certain earnings targets by Rubicon for each of the calendar years 2008-2009.

In 2007, Rubicon achieved certain 2007 earnings targets established in the purchase agreement, entitling the sellers to the first contingently issuable note of $1,517,753, which was due on January 31, 2008. In accordance with terms of the agreement, an additional working capital adjustment of $90,141 was paid to the sellers on January 31, 2008.

In 2008, Rubicon received contingently issuable notes totaling $2.5 million by achieving or exceeding certain financial targets defined in the purchase agreement.  Approximately $0.4 million had been paid at December 31, 2008, while the remainder is scheduled for payment in the first half of 2009 per the terms of the purchase agreement.

On January 2, 2008, we entered into a stock purchase agreement with SMLB, Ltd, or SMLB, an Illinois corporation which provides professional construction management services for mission-critical facilities, and each of the stockholders of SMLB, for the acquisition of SMLB. Pursuant to the purchase agreement we acquired 100% of the issued and outstanding capital stock of SMLB for an aggregate consideration consisting of (i) $2,000,000 in cash, subject to certain adjustment to be determined within 60 days of the closing of the acquisition, as provided elsewhere in this Annual Report, (ii) an unsecured promissory note for an aggregate amount of $500,000, plus interest accruing at 6% annually from the date of the issuance, (iii) an aggregate of 96,896 shares of common stock of the Company, to be held in escrow pursuant to a certain indemnity escrow agreement, and (iv) additional earn-out amounts, contingent upon the achievement of certain operational and financial targets by SMLB for each of the calendar years 2008 and 2009 and subject to satisfaction of any outstanding indemnification obligations by the sellers. The note referred to above was reduced for working capital adjustments in accordance with terms of the purchase agreement. The adjusted note is payable in three years, based on a five-year amortization schedule, with $24,118 plus accrued interest payable on each of January 2, 2009 and January 2, 2010 and the balance of $72,336 plus accrued interest payable on January 2, 2011. The January 2, 2009 scheduled payment was not made, as the note was adjusted in the fourth quarter of 2008.

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

We believe energy initiatives are significant to the overall industry with a growing focus on corporate citizenship with regard to the environment and opportunities to increase profitability. We believe the macro trend of rising energy costs adds further incentive to incorporate green initiatives as potential returns to customers are greater, while the payback periods on their investments is shortened. We address this growing trend with a specialized focus on green initiatives and a thorough understanding of the Leadership in Energy and Environmental Design (LEEDS) Certification which is a third party certification and benchmark for the design, construction and operation of high performance green buildings. We understand the LEEDS design requirements and their contribution to the environment and potential profitability enhancements.

Service Offerings

The company has developed a menu of unique consulting and service options to assist and partner with owners of mission-critical facilities to develop strategies that enable them to cope with the complexities facing mission-critical facility infrastructure systems. These solutions begin with strategies for the IT assets that are being housed in the facility, through power, cooling and heat rejection issues and disaster recovery backup systems. We help them develop total cost of ownership models that enable them to design and build the most efficient data centers based on their available capital. Our solutions involve all aspects of the life cycle of the data center as shown below in our graphic representation of services.

Technology Consulting

Energy and Green Solutions.  We have developed services that can identify energy savings for the customer on both the supply side from utility sources and demand side in terms of consumption of an existing data center.

Supply side services include:
•	competitive utility rate analysis in deregulated areas;
•	obtaining energy certificates and carbon offset certificates for capital expenditures on both renewable energy based initiatives as well as replacement initiatives; and
•	participation in demand response programs.

Demand side initiatives include:
•	energy audits;
•	facility consolidation; and
•	performance based contracting initiatives that create capital from energy savings on replacement projects.

IT Solutions. These services are partially performed by our in-house staff and done in conjunction with our teaming partners and include:
•	Data center strategic planning;
•	Data center optimization;
•	Virtualization and consolidation of servers and storage devices; and
•	Data center relocation planning and implementation.

       Real Estate Solutions. These services include:
•	Assisting customers with disposal and acquisition of mission-critical assets;
•	Site assessments, evaluation and selection;
•	Conceptual design and in depth budget and cost analysis;
•	Financial modeling and market research;
•	Utility assessment;
•	Telecommunication service assessment;
•	Cost and payback analysis; and
•	Phased investment strategy for development of speculative space.

       Capital solutions. These services include:
•	Finding sale and lease back alternatives for our customers;
•	Matching customers up with leasing partners to finance major equipment purchases;
•	Finding equity partners for our customers developing speculative projects; and
•	Performance contract financing for gy related capital projects.

Design and Engineering/Planning and Programming. This phase represents the initiation of project development and typically includes establishing project goals and a preliminary budget and schedules, setting technical parameters and requirements, and determining project team members and the overall level of effort required of the team. When developing mission-critical facilities, the planning and programming phase is often considered the most important because this is where the project receives its initial emphasis, motivation and direction.

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

Construction Management

Construction Management/Owner’s Representation. Activities during this phase include detailed preparations required for a successful construction process. Work performed during the construction management phase includes project management, value engineering and design management, bid negotiation, subcontractor pre-qualification and negotiation, long-lead equipment procurement, issuance of equipment and construction contracts, and refinement of project budget and schedule. Our project managers mobilize the required expertise for the project, utilizing in-house superintendents and quality control and safety professionals, as well as qualified subcontractors and support personnel, some of which have historically been provided by affiliated entities. Our project managers supervise work by project team members, including all aspects of the following: architecture and construction, electric power systems, heat rejection and cooling, energy management and controls, cooling tower systems, security systems, voice, data and network cabling, fire and life safety systems, and process piping and plumbing systems. Our project managers remain responsible for all aspects of the project until project completion and customer delivery.

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

Strategy

Our strategies for growth include the following:

•
Focus on selling consulting services.  Our past experience in selling project-related services has demonstrated the importance of focusing on the sale of consulting business at the top of the Solutions Path. Focusing on the top of the Solutions Path offers the following advantages applicable to government, government-related and commercial customers:

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

•
Growing Professional Sales Staff. To drive growth in revenues, we have expanded our sales staff to include account executives for existing and future regional sales offices. We intend to pursue select account executives and additional sales staff built around our project execution model. Each sales professional is responsible for achieving specific objectives and is managed closely.

•
Maintaining and Enhancing Key Alliances. Maintaining key alliances is also crucial to sales development and growth and often provides us with introductions to the customers of our alliance partners. These alliances reside with IT consulting firms, specialty mission-critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, IT system integrators and firmware providers. In addition, we seek to maintain alliances and enter into teaming or partnering relationships with minority contracting firms and hub zone companies. These firms are natural alliance partners and can provide us with valuable entry into government contracting relationships. In turn, we can provide these contractors and hub zone companies with valuable mission-critical design, engineering, and contracting experience to which they might not otherwise have access. We have entered into several key strategic alliances with large IT corporations to provide engineering, design, and construction management services.

•
Geographic Expansion and Strategic Acquisitions. We believe that expanding our presence in additional markets through establishing regional offices is a key to our future success. Our acquisitions of Comm Site, Innovative, Rubicon, and SMLB expand our presence in the Washington D.C. metro area, Boston, New York/New Jersey, Atlanta, Houston, Miami and Chicago.  Our acquisitions have expanded our customer base, allowed us to offer a broader scope of services and supported our current growth in technology consulting projects. In the future, we intend to pursue strategic acquisitions that cost-effectively add new customers, regional coverage, specific federal agency contracting experience, or complementary expertise to accelerate our access to existing or new markets.

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

The price provisions of the contracts we undertake can be grouped into three broad categories: (i) fixed-price, (ii) guaranteed maximum price (cost plus fee) and (iii) time and materials.

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

In time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and for materials used at an agreed upon mark up on cost. Profit margins depend on the negotiated bill rate with the customer less our labor and benefit costs.

For the years ended December 31, 2008 and December 31, 2007, revenues from guaranteed maximum price contracts represented approximately 30.1% and 19.5% of our revenues, respectively. Most government contracts, including our contracts with the federal government, are subject to termination by the government, to government audits and to continued appropriations.

We do have some customer concentration as we earned approximately 31% and 36% of our total revenue from two and three customers for the year ended December 31, 2008 and 2007, respectively.

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

As of December 31, 2008, our backlog was approximately $63.1 million, compared to approximately $172.9 million at December 31, 2007.  In the first quarter of 2009, discussions with our single largest customer indicated that two projects were suspended as the customer deferred its expansion plans given the current economic environment and credit constraints.  Although the contract is not cancelled, based on the customer indications, we removed the two projects totaling $144.9 million from our December 31, 2008 backlog, which primarily accounts for the decrease in backlog from the prior year.

At December 31, 2008, we have authorizations to proceed with work for approximately $51.6 million, or 82% of our total backlog of $63.1 million. Additionally, approximately $36.0 million, or 57% of our total backlog, relates to three customers at December 31, 2008.  We estimate that approximately 90% of our backlog will be recognized during our 2009 fiscal year. This estimate is based on the compilation of monthly backlog reports that the project management regularly prepares which present backlog per contract, our management’s estimate of future revenue based on known contracts and historical trends and our projection of the amount of such backlog expected to be recognized in the following 12 months.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations may increase or reduce backlog and future revenues. We generally do not track and therefore have not disclosed whether the contracts included in our backlog are fully funded, incrementally funded, or unfunded. Our customers may enter into contracts with us for our services; however, authorization for us to perform those services may be dependent on the customer’s ability to finance the project either internally or externally through investors. Most of our customer contracts are terminable at will by the customer consistent with industry practice. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized.  See Item 1A. “Risk Factors” for additional risk factors relating to our backlog.

Sales and Marketing

The marketing approach employed by us emphasizes expertise in IT hardware systems, energy consultants, real estate consultants and facilities programming and planning, which enables involvement at the critical early stages in projects where a full range of services are needed. This marketing approach allows the customer to contract for comprehensive facilities integration services or to contract separately for each individual project phase. Our marketing program seeks to capitalize on our industry standing, including our existing relationships, relationships added through acquisitions and our reputation based on our performance on completed projects. We also seek to enhance our name recognition through the use of trade shows, technical seminars, direct mailings, and the media.

To drive growth in revenues, we have expanded our sales staff to include regional account executives as well as expanding our technical support group, which includes engineers, estimators and proposal writers. We intend to continue to pursue select sales professionals responsible for defined geographic regions in the United States. We are pursing this regional expansion with emphasis placed on geographic areas that have the greatest amount of local mission-critical project potential. In conjunction with these efforts, we are expanding our marketing program from a local to a regional and national level to support our expanded sales efforts and increase our name recognition and market penetration.

Maintaining key alliances is also crucial to sales development and growth and often provides us with introductions to the customers of our alliance partners. These alliances reside with IT consulting firms, specialty mission-critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, IT system integrators and firmware providers. In addition, we seek to maintain alliances and enter into teaming or partnering relationships with minority contracting firms and hub zone companies. These firms are natural alliance partners and can provide us with valuable entry into government contracting relationships. In turn, we can provide these contractors and hub zone companies with valuable mission-critical design, engineering, and contracting experience to which they might not otherwise have access. We have entered into several key strategic alliances with large IT Corporations to provide engineering, design, and construction management services.

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

Competition

The mission-critical IT solutions market is large, fragmented and highly competitive. We compete for contracts based on our strong customer relationships, successful past performance record, significant technical expertise, specialized knowledge and broad service offerings. We often compete against divisions of both the large design contractors and construction contractors, as well as against numerous small- to medium-sized specialized or regional information technology consulting firms. Some of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than us. These larger, more established competitors include Washington Group International, Inc. (a division of URS Corporation), Dycom Industries, Inc., Mastec Inc., Hill International Inc., Hewlett Packard Company, Holder Construction Company, Nova Construction, Syska Hennesey, Whiting Turner and Clark Construction. Although these large construction and engineering companies have greater financial and other resources, we do not believe they offer as complete of a line of mission-critical IT services as us. We expect competition in the mission-critical IT technology services sector to increase in the future.

Executive Officers

        Set forth below is information as of March 27, 2009, about our executive officers, as determined in accordance with the rules of the SEC.

Name	Age	Position with the Company
Harvey L. Weiss	66	Vice-Chairman of the Board
Thomas P. Rosato	57	Chief Executive Officer and Director
Gerard J. Gallagher	52	President, Chief Operating Officer and Director
Timothy C. Dec	50	Chief Financial Officer

Harvey L. Weiss, age 66, has served as our Vice-Chairman of the Board since December 2008 and prior to that he has served as Chairman of the Board from the closing of our acquisition of TSS/Vortech on January 19, 2007. From our inception through the closing of TSS/Vortech, Mr. Weiss had served as our Chief Executive Officer, President and a member of our Board. He has over 35 years of experience in the information technology and security market place. From 2002 to August 1, 2004, Mr. Weiss was the Chief Executive Officer and President of System Detection, Inc., a software security company. From 2000 to 2002, he served as President of Engineering Systems Solutions, Inc., a security and biometrics integration firm. During 1999, Mr. Weiss was the Chief Executive Officer and President of Global Integrity Corporation, a SAIC subsidiary specializing in information security and served as a Director until the company was sold in 2002. From 1996 to 1998, until sold to Network Associates, Inc, Mr. Weiss was President of the Commercial Division, Secretary and Director of Trusted Information Systems, Inc., a Nasdaq-listed security network company. Prior to that time, from 1994 to 1996, Mr. Weiss served as President of Public Sector Worldwide Division for Unisys Corporation. From 1991 to 1993, Mr. Weiss was the Vice President of Sales and the President and Chief Operating Officer of Thinking Machines Corporation, a massively parallel processing company. Prior to that time, he served in various senior capacities in Digital Equipment Corporation. Mr. Weiss serves on the Board of Forterra Systems, Inc., a simulation company, is a member of the Brookings Institution Council, and is a trustee of Capitol College. Mr. Weiss received a Bachelor of Science in Mathematics from the University of Pittsburgh.

Thomas P. Rosato, age 57, became a Director and our Chief Executive Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Rosato has over 25 years of experience in mission-critical service businesses. Since 2002, he has served as the co-founder and chairman of TSS and the co-founder and chairman of Vortech. From 1998 to 2001, Mr. Rostato served as the President - Group Maintenance of America/Encompass Services Corporation, National Accounts Division. From 1995 to 1998, he served as the founder and President of Commercial Air, Power & Cable, Inc. From 1980 to 1995, he served in various capacities at Com-Site Enterprises, most recently as Chief Financial Officer and Chief Operating Officer. Mr. Rosato started his career in 1973 as a certified public accountant at Coopers & Lybrand. Mr. Rosato received a Bachelor of Science in Accounting from Temple University.

Gerard J. Gallagher, age 52, became a Director and our President and Chief Operating Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Gallagher has more than 25 years of experience in mission-critical fields. Since 2002, he has served as the co-founder and President of TSS and the co-founder and President of Vortech. From 1998 to 2001, Mr. Gallagher served as the President of the Total Site Solutions division of Encompass Services Corp. From 1997 to 1998, he served as the President of the Total Site Solutions division of Commercial Air, Power & Cable, Inc. From 1991 to 1997, he served as the Chief Facilities Operations and Security Officer of the International Monetary Fund. From 1980 to 1991, Mr. Gallagher served in various capacities at Com Site International, most recently as Senior Vice President of Engineering and Sales. Mr. Gallagher received a Bachelor of Science in Fire Science from the University of Maryland and a Bachelor of Science in Organizational Management (Summa Cum Laude) from Columbia Union College.

Timothy C. Dec , age 50, was appointed as Chief Financial Officer of the Company, effective August 20, 2007. Prior to his appointment and since June 2006, Mr. Dec was the Chief Financial Officer of Presidio Networked Solutions Inc., the nation’s largest independent value-added solutions provider that offers a wide range of Cisco-centric network infrastructure and collaborative solutions. From 1999 until May 2006, Mr. Dec was Senior Vice President, Chief Accounting Officer & Treasurer of Broadwing Corporation, a NASDAQ listed telecommunications company. Broadwing Corp was acquired by Level 3 Inc in 2007. From 1997 to 1999, Mr. Dec was Director of Accounting and Administration for Thermo Trilogy Corporations, a subsidiary of AMEX listed Thermo Electron Company. Earlier in his career, Mr. Dec held finance and accounting related positions at North American Vaccine, Inc. an AMEX listed company engaged in the research, development and manufacturing of vaccines, privately held general contractor Clark Construction and Intertek Services International, LTD, a division of Inchcape Group, a multinational public company based in London, England. Mr. Dec holds a Bachelor of Science degree in Accounting from Mount Saint Mary’s University in Emmitsburg, Maryland, and a Masters of Business Administration from American University in Washington DC. He is a Certified Public Accountant.

The employment of our officers is subject to the terms and conditions of their respective employment agreements.

Employees

At December 31, 2008, we had approximately 156 full-time employees. We have obtained facility clearance from the United States Department of Defense. In addition to the facility clearance, we have successfully cleared approximately one third of our employees, allowing them individual access to restricted projects and facilities. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Item 1A.   RISK FACTORS

Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Such factors could have a significant impact on our business, operating results and financial condition. We believe the most significant of these risks and uncertainties are as follows:

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

        Since January 2007, we have acquired, in chronological order, VTC, LLC and Vortech LLC, Comm Site of South Florida, Inc., Innovative Power Systems, Inc. and Quality Power Systems, Inc., Rubicon Integration, LLC and in January 2008, we acquired SMLB, Ltd. In the future, we may acquire additional businesses in accordance with our business strategy. The integration of our acquired businesses and any future businesses that we may acquire involves a number of risks, including, but not limited to:

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

•	loss of customers or the failure of customers to contract for incremental services that we expect them to contract;

•	failure to perform services that are contracted by customers during the integration period;

•	higher integration costs than anticipated; and

•	difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom are geographically dispersed.

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

The Vice-Chairmen and one member of our Board of Directors may have conflicts of interest that could hinder our ability to make acquisitions.

One of our growth strategies is to make selective acquisitions of specialty engineering and information technology/networking consulting and system integration companies that focus on mission-critical facilities. The current Vice-Chairman of our Board of Directors, Mr. McMillen, is the president, chief executive officer and chairman of the board of Homeland Security Capital Corporation (“HSCC”). HSCC has announced that its intended strategic direction is “to focus on owning and operating small- and mid-sized growth businesses that provide homeland security solutions through innovative technologies to both the public and private sector and to drive growth through management, strategic guidance, capital and financial support, and government marketing expertise.”  It is possible that HSCC could be interested in acquiring businesses that we would also be interested in acquiring and that these relationships could hinder our ability to carry out our acquisition strategy.

Additionally, our Vice-Chairman of the Board, Mr.Weiss, Vice-Chairman of the Board, Mr. McMillen and our Director, Mr. Hutchinson, serve as the Co-Chairman of the Board, Co-Chairman of the Board, and Director, respectively, on the Board of Directors at Secure America Acquisition Corporation (Secure America), a blank check Company formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses in the homeland security industry. It is possible that Secure America could be interested in acquiring businesses that we would also be interested in acquiring and that these relationships could hinder our ability to carry out our acquisition strategy.

Actual or potential conflicts of interest are likely to develop between us and Messrs. Rosato and Gallagher.

Thomas P. Rosato and Gerard J. Gallagher, the selling members of TSS/Vortech, continue to own significant businesses other than TSS/Vortech that are not owned or controlled by us. We will have ongoing business relationships with certain of these businesses of the selling members. This will likely create actual or potential conflicts of interest between the selling members, who are executive officers and members of our Board of Directors and thus in a position to influence corporate decisions, and us.

We may not have sufficient financial resources to carry out our acquisition strategy; we may need to use our stock to fund acquisitions to a greater extent than we originally intended.

In January 2007, we announced a common stock repurchase program. As a result of that program, through December 31, 2007 we had utilized $2,036,015 of cash to purchase 379,075 shares of our common stock at an average price of $5.37 per share. We retired 221,000 of the repurchased shares on June 13, 2007. The repurchase program was suspended during the third quarter of 2007.  These stock repurchases reduced the amount of cash available to fund acquisitions. As a result, we may have to incur more debt, or issue more common stock or other equity securities, than would otherwise have been necessary in connection with acquisitions, and we may not have sufficient financial resources to carry out our acquisition strategy to the extent we had initially planned, especially in the current global economy and the credit market.

If third parties bring claims against us or if acquired companies breached any of its representations, warranties or covenants set forth in the purchase agreements, we may not be adequately indemnified for any losses arising therefrom.

Although the purchase agreement provides that Messrs. Rosato and Gallagher will indemnify us for losses arising from a breach of the representations, warranties and covenants by TSS/Vortech or Messrs. Rosato and Gallagher set forth in the purchase agreement, such indemnification is limited, in general terms, to an aggregate amount of $5 million and claims may be asserted against Messrs. Rosato and Gallagher only if a claim exceeds $8,000 and the aggregate amount of all claims exceeds $175,000. In addition, with some exceptions, the survival period for claims under the purchase agreement is limited to the 18-month period following the closing of the acquisition. We will be prevented from seeking indemnification for most claims above the aggregate threshold or arising after the applicable survival period. In connection with the Rubicon, Innovative, and SMLB  acquisitions, we are indemnified for any losses arising from a breach of the representations, warranties, and covenants by the sellers through the right to reduce any future contingent consideration earned by the sellers; however, we may not be adequately indemnified for the full value of any loses arising therefrom.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

Our acquisitions were accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Since December 31, 2006, we completed the acquisitions of TSS/Vortech,  Comm Site , Innovative, Rubicon, and SMLB and we plan to continue acquiring businesses if and when opportunities arise, further increasing our goodwill and purchased intangibles amount. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent we determine that such an asset has been impaired, we will write-down its carrying value on our balance sheet and book an impairment charge in our statement of operations.  In 2008, we conducted such analyses that resulted in impairment loss on goodwill of $20.6 million.  Additionally, in an effort to rationalize our marketing effort and consolidate our product offerings under a single brand name Fortress International Group, Inc., we abandoned acquired trade names resulting in an impairment loss of approximately $5.4 million during the fourth quarter of 2008.

We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and also review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our depreciation and amortization charges in future periods.

Recent global economic trends could adversely affect our business, liquidity and financial results.

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily, through limiting our access to credit and debt and equity financing and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so, which could have a material adverse impact on our business.  In addition, continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

We derive a significant portion of our revenues from a limited number of customers.

We derive and believe that we will continue to derive in the near term, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which would have an adverse effect on our financial condition and results of operations. Our two and three largest customers accounted for approximately 31% and 36% of our total revenues for the years ended December 31, 2008 and 2007, respectively.

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

We cannot assure that the revenues attributed to uncompleted projects under contract will be realized or, if realized, will result in profits. Included in our backlog is the maximum amount of all uncompleted contracts and task order contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. We perform services only when purchase orders are issued under the associated contracts.

The backlog amounts are estimates, subject to change or cancellation, and accordingly, the actual customer purchase orders to perform work may vary significantly in scope and amount from the backlog amounts. Accordingly, we cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts or be awarded any amount at all. Our backlog as of December 31, 2008 and 2007 was approximately $63.1 million and $172.9 million, respectively. This significant decline in our backlog is attributable to the recent indication to us from our largest customer of its suspension of two projects totaling $144.9 million.

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

We may not accurately estimate the costs associated with services provided under fixed-price contracts, which could impair our financial performance.

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

Our engagements often involve relatively large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the customer relationship, to manage effectively the project and to deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects, errors or failure to meet customers’ expectations could result in claims for substantial damages against us. We currently maintain comprehensive general liability, umbrella, and professional liability insurance policies. We cannot be certain that the insurance coverage we carry to cover such claims will be adequate to protect us from the full impact of such claims. Moreover, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the project will achieve certain performance standards. If the project experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

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

An reduction in spending due to the economic downturn could result in a decrease in demand for our services.

If federal, state or local government or private enterprise spending on mission-critical related capital expenditures decreases, the demand for services like those provided by us would likely decline. This decrease could reduce our opportunity for growth, increase our marketing and sales costs, and reduce the prices we can charge for services, which could reduce our revenue and operating results.

We may be unable to obtain sufficient bonding capacity to support certain service offerings.

Some of our contracts require performance and payment bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which would reduce availability under any credit facility. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds.

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

Our business is managed by a small number of key executive officers, including Mr. Weiss, our Vice-Chairman, Mr. Rosato, our Chief Executive Officer, Mr. Gallagher, our President and Chief Operating Officer and Mr. Dec, our Chief Financial Officer. The loss of any of these key executive officers could have a material adverse effect on our business.

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

Factors that may contribute to the variability of our revenue, operating results or profitability include:

•	Fluctuations in revenue earned on contracts;

•	Commencement, completion and termination of contracts, especially contracts relating to our major customers;

•	Declines in backlog that are not replaced;

•	Additions and departures of key personnel;

•	Strategic decisions by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy;

•	General economic conditions;

•	Contract mix and the extent of subcontractor use; and

•	Any seasonality of our business.

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

International operations expose us to legal, political and economic risks in different countries and currency exchange rate fluctuations could adversely affect our financial results.

Revenues attributable to our international operations comprised 1% and less than 1% of our total revenues for the 2008 and 2007, respectively. We expect the percentage of revenues attributable to our international operations to continue to increase. There are risks inherent in doing business internationally, including:

•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency exchange rate fluctuations;

•	imposition of governmental controls;

•	political and economic instability;

•	changes in U.S. and other national government policies affecting the markets for our services;

•	changes in regulatory practices, tariffs and taxes;

•	potential non-compliance with a wide variety of non-U.S. laws and regulations; and

•	general economic and political conditions in these foreign markets.

Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

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

The significant number of our outstanding warrants and options to purchase our shares of common stock may place a ceiling on, or otherwise adversely affect the value of our common stock.

We have 17,810,300 outstanding warrants and options to purchase shares of our common stock at a weighted average exercise price of $5.20 per share, with weighted average remaining life of 0.64 years and only 12,661,716 outstanding shares of common stock as of March 27, 2009. Our warrants represent a very significant market overhang that may limit the value of our common stock, at least in the near term and unless and until we can substantially grow our business.

If our initial stockholders and Messrs. Rosato and Gallagher make future sales of our securities, it may have an adverse effect on the market price of our common stock.

Our stockholders that acquired shares of common stock prior to our initial public offering are entitled to demand that we register the resale of their shares of common stock in certain circumstances. By letter dated July 14, 2008, our initial stockholders exercised their demand right to register the resale of their 1,750,000 shares.  In connection with the demand registration, Mr. Rosato, Chief Executive Officer, and Mr. Gallagher, Chief Operating Officer, exercised their piggy-back registration rights, per their registration rights agreement dated January 19, 2007, to register the resale of an aggregate 452,432 shares.  We registered the resale of an aggregate of 2,327,432 common stock (including 125,000 shares of our common stock underlying a warrant issued to Maxim Partners, LLC at an exercise price of $5.00) on a Registration statement on a Form S-3 that was declared effective on October 27, 2008. Consequently, these stockholders are entitled to freely sell their shares of common stock in the public market. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Increased scrutiny of financial disclosure could adversely affect investor confidence and any restatement of earnings could increase litigation risks and limit our ability to access the capital markets.

        Congress, the Securities and Exchange Commission other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. If we were required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our ability to access the capital markets or the trading price of our securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

Prior to the acquisition of TSS/Vortech, we did not have operations, and TSS/Vortech had never operated as a public company. Fulfilling our obligations incident to being a public company is expensive and time consuming.

Prior to the acquisition of TSS/Vortech, both we, as a company without operations, and TSS/Vortech, as a private company, had maintained relatively small finance and accounting staffs. We have engaged a firm to perform internal audit services and assist with the effort to remediate the weaknesses described below and be compliant with Section 404. We have maintained limited disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our limited activities prior to the acquisition, but we have not been required to maintain and establish such disclosure controls and procedures and internal controls as are required with respect to a business such as TSS/Vortech with substantial operations following the acquisition. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of NASDAQ, we have implemented additional internal and disclosure control procedures and corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and have increased our insurance, legal and financial compliance costs.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting for fiscal 2007 and beyond and will require an independent registered public accounting firm to report on our assessment as to the effectiveness of these controls for fiscal 2009 and beyond. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls for our fiscal year ending December 31, 2008 and subsequent years. In connection with this evaluation, we retained internal audit services to further enhance our internal control environment. It will also require an independent registered public accounting firm to test, evaluate and report on the completeness of our assessment for our fiscal year ending December 31, 2009 and subsequent years. It may cost us more than we expect to comply with these control- and procedure-related requirements.

Through December 31, 2006, we had no operations, no full-time personnel and very few personnel of any kind. Our activities from inception in late 2005 and into 2006 focused on completing our initial public offering, identifying acquisition candidates and then completing the acquisition of TSS/Vortech on January 19, 2007. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2008.  We had neither the resources, nor the personnel, to provide an adequate control environment.  The following material weaknesses in our internal control over financial reporting existed at December 31, 2008:  (i) we did not have the ability to segregate duties; (ii) we lacked formal documentation of policies and procedures that were in place; (iii) controls are inadequate to reasonably assume compliance with generally accepted accounting principles related to revenue.

We had begun to address the material internal control weaknesses summarized above beginning in the first quarter of 2008, with the goal of eliminating such deficiencies by the middle of 2009.  During 2008 and into 2009 the Company: (i) hired additional personnel and now believes that it has adequate financial personnel to accommodate changes in our business; (ii) hired a Chief Information Officer and now believes that our general computer controls and procedures, which were reported as a material weakness in our 2007 management’s report of internal control over financial reporting have been remediated and are adequate.  During 2009 we will address the material weaknesses identified as of December 31, 2008.  We plan to continue working with a certified public accounting firm to assist us in our documentation and testing of internal controls over financial reporting in 2009. Any failure to implement required new and improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report on Form 10-K. We will be required, however, to provide the attestation report in our annual report for the fiscal year ending December 31, 2009.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal executive offices are located at 7226 Lee DeForest Drive, Columbia, Maryland 21046. We have both cancelable and non-cancelable operating leases and do not own any real property. Our subsidiaries operate from leased administrative offices and shop facilities. We believe that our facilities are adequate for our current operations and additional facilities would be available if necessary.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against us . From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2008 Annual Meeting of Stockholders held on December 2, 2008, the stockholders of the Company elected the following persons as directors of the Company to serve until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified: C. Thomas McMillen, Thomas P, Rosato and John Morton, III. The results of the voting were as follows:

	Votes For	Votes Withheld

C. Thomas McMillen	8,787,627	1,235,579

Thomas P. Rosato	8,780,354	1,242,852

John Morton, III	9,939,283	83,923

In addition, at the Annual Meeting, the stockholders ratified the Board’s approval of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008, with 8,892,549 votes for ratification, 1,130,657 votes against ratification. There were no abstentions and no broker non-votes.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, warrants, and units began trading on The NASDAQ Capital Market (NASDAQ) on August 1, 2007 under the symbols “FIGI,” “FIGIW,” and “FIGIU,” respectively. Prior and up to trading on the NASDAQ, our common stock, warrants, and units were traded on the FINRA Over-the-Counter Bulletin Board (OTCBB) under the symbols “FAAC,” “FAACW,” and “FAACU,” respectively. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00. The closing price per share of our common stock, warrants and units as reported by NASDAQ on March 27, 2009 was $ 0.73, $0.01 and $1.12, respectively. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, warrants and units, as reported by NASDAQ from August 1, 2007 and OTCBB bid quotations prior to August 1, 2007, which reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Year ended December 31, 2008
First Quarter	$4.85	$3.85	$0.55	$0.36	$6.00	$4.75
Second Quarter	$5.04	$2.35	$0.44	$0.13	$5.57	$2.55
Third Quarter	$2.70	$1.20	$0.13	$0.02	$2.55	$1.30
Fourth Quarter	$1.74	$0.80	$0.04	$0.01	$1.74	$0.65
Year ended December 31, 2007
First Quarter	$5.70	$5.23	$0.94	$0.20	$7.50	$6.00
Second Quarter	$5.60	$4.91	$0.95	$0.57	$7.36	$6.04
Third Quarter	$6.53	$5.13	$1.80	$0.63	$10.00	$6.50
Fourth Quarter	$6.06	$4.77	$1.30	$0.47	$8.50	$6.00

Stockholders

As of March 27, 2009, there were 29 stockholders of record of our 12,661,716 outstanding shares of common stock (does not reflect persons or entities that hold their shares of common stock in nominee or “ street ” name through various brokerage firms), one holder of record of our units and one holder of record of our warrants.

Dividends

We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Item 6.	SELECTED FINANCIAL DATA

The information called for by this item is not required as we are a smaller reporting company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, LLC, doing business as “Total Site Solutions” (“TSS”), and Vortech, LLC (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to “Fortress International Group, Inc.”  TSS/Vortech provides comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure.

After our initial acquisition of TSS/Vortech, management continued an acquisition strategy to expand our geographical footprint, add complimentary services, and diversify and expand our customer base. We acquired substantially all of the assets of Comm Site of South Florida, Inc. on May 7, 2007, 100% of the outstanding stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. on September 24, 2007, and 100% of the membership interests of Rubicon Integration, LLC on November 30, 2007. On January 2, 2008, we purchased 100% of the outstanding stock of SMLB, Ltd.

As a result of these acquisitions, fiscal year 2007 was our first year to engage in operations, generating revenue and incurring debt and expenses.

We provide comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, energy and green solutions consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

There are several legislative factors that we anticipate will drive demand for our services.  Legislation such as Sarbanes Oxley compliance for publicly traded companies, HIPPA laws regarding protection and availability of data for healthcare organizations and the government’s critical infrastructure protection program for industries that are vital to our economy have resulted in such companies having the need to invest to protect their networks, the reliability of those networks, and maintain their ability to perform transactions that are financial or informational in nature. With respect to these critical infrastructure systems, we focus on physical security, network security, redundancies for uninterruptible power supply systems, electrical switch gear, stand-by power generators, heat rejection and cooling systems, fire protection systems, monitoring and control systems, and security systems, as well as the physical environment that houses critical operations. We help our customers plan for, prevent or mitigate against the consequences of attacks, power outages and natural disasters. We provide our services, directly and indirectly, to both government customers and private sector customers.

A certain portion of our business relate to government entities’ mission-critical facilities requiring the relocation, renovation and upgrade of facilities to protect information networks and data processing centers. We have obtained a facility clearance from the United States Department of Defense. This clearance enables the companies to access and service restricted government projects. In addition to the facility clearance, TSS has successfully cleared over one-third of its employees, allowing them individual access to restricted projects and facilities. Several additional employees are currently in the process for clearance.

During the fiscal years 2007 and 2008, we have expanded our sales reach by opening offices in New York, Chicago and Miami. We plan to continue to expand geographically through internal growth initiatives, as well as through potential acquisitions of specialized mission-critical engineering, IT services firms (primarily in the United States) and mission-critical facility management companies.

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

Competition in Current Economic Environment

Our industry may be adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their offerings including a focus in mission-critical market.  These larger competitors have a significant infrastructure to support and accordingly, we have begun to experience some price pressure as some are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date due to the economic uncertainty or lack of access to capital.  This type of delay was demonstrated by our largest customer in the first quarter of 2009, which led us to significantly reduce our backlog by $144.9 million at December 31, 2008 although a formal cancellation of contracted amounts has not been received.

We believe there are high barriers to entry in our sector for new competitors due to our specialized technology service offerings which we deliver to our customers, our top secret clearances, and our turnkey suite of deliverables offered. We compete for business based upon our reputation, past experience, and our technical engineering knowledge of mission-critical facilities and their infrastructure. We are developing and creating long term relationships with our customers because of our excellent reputation in the industry and will continue to create facility management relationships with our customers that we expect will provide us with steadier revenue streams to improve the value of our business.  Finally, we seek to further expand our energy services that focus on operational cost savings that may be used to either fund the project or increase returns to the facility operator.  We believe these barriers and our technical capabilities and experience will differentiate us to compete with new entrants into the market or pricing pressures.

Although we will closely monitor our proposal pricing and the volume of the work, we can not be certain that our current margins will be sustained.  Furthermore, given the environment to the extent the volume of our contracts further decreases significantly, we may have to take additional measures to reduce our operating costs through reduced general, administrative and marketing costs, including potential reductions in personnel and related costs.

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

Backlog is not a measure defined in generally accepted accounting principles in the United States of America (US GAAP), and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis and time and materials basis, and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized.

As of December 31, 2008, our backlog was approximately $63.1 million, compared to approximately $172.9 million at December 31, 2007.   In the first quarter 2009, discussions with our single largest customer indicated that two projects were suspended as the customer deferred its expansion plans given the current economic environment and credit constraints.  Although the contract is not cancelled, based on the customer indications we removed the two project totaling $144.9 million from our December 31, 2008 backlog, which primarily accounts for the decrease in backlog from the prior year.

At December 31, 2008, we have authorizations to proceed with work for approximately $51.6 million, or 82% of our total backlog of $63.1 million. Approximately $36.0 million, or 57% of our total backlog, related to three customers at December 31, 2008.  At December 31, 2007, we had authorizations to proceed with work for approximately $32.4 million or 19% of our total backlog of $172.9 million.  Approximately, $118.0 million, or 68% of our backlog related to a single customer at December 31, 2007.

We believe that approximately 90% of the backlog at December 31, 2008 will be recognized over the next twelve months. The following table reflects the value of our backlog in the above three categories as of December 31, 2008 and December 31, 2007, respectively (in millions).

	December 31,	December 31,
	2008	2007
Technology consulting	$4.0	$3.9
Construction management	48.7	154.1
Facilities management	10.5	14.9
Total	$63.2	$172.9

Related Party Transactions

We have in the past, and continue to have transactions with related parties. Such transactions are reviewed by the audit committee of our Board of Directors in accordance with our audit committee charter. We believe that all of our related party transactions are completed at arm’s length terms.  For a discussion of certain relationships and related party transactions, see Note 14 — Related Party Transactions of the Notes to Consolidated Financial Statements. The table below summarizes our related party transactions (in millions):

	Successor		Predecessor
			For the period
	For the Year Ended December 31,		January 1, to
	2008	2007	January 19, 2007
Revenue	$0.4	$0.4	$-
Cost of revenue	3.9	4.3	0.1
Selling, general and administrative	0.7	0.6	-

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of the financial statements included elsewhere in this Annual Report on Form 10-K requires that management make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates.

        We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. The Company’s revenue is derived from the following types of contractual arrangements: fixed-price contracts, time-and-materials contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). The Company’s primary source of revenue is from fixed-price contracts and we apply Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on an analysis of our historical experience with bad debt write-offs and an aging of the accounts receivable balance. Unanticipated changes in the financial condition of clients, or significant changes in the economy could impact the reserves required.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of December 31, 2008, accounts receivable of $1.0 million is due from a customer to whom we have offered extended payment terms. The customer had executed a promissory note in the same amount bearing interest at 8% per annum with payments of interest only due monthly and the balance in full was due on December 15, 2008. During the fourth quarter 2008, the customer paid $0.4 million and we extended the $1.0 million note balance for an additional six months to June 15, 2009. This amount was recognized as revenue during the year ended December 31, 2008. We have a history of conducting business with this customer and therefore believe collectability is reasonably assured.

Non-cash Compensation

We apply the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), therefore, the recognition of the value of the instruments results in compensation or professional expenses in  our financial statements. The expense differs from other compensation and professional expenses in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such warrants are exercised or restricted stock vests. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. SFAS No. 142, “Goodwill and Other Intangible Assets (SFAS No. 142),” establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

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

In 2008, we experienced several events potentially indicating impairment including a reduction in forecasted revenues and a decline in our market price eventually determined to be other than temporary.  Accordingly, , we conducted such analyses that resulted in impairment loss on goodwill of $20.6 million.  At December 31, 2008, the residual carrying value of goodwill is $4.8 million.  Additionally, in an effort to rationalize our marketing effort and consolidate our product offerings under a single brand name Fortress International Group, Inc, we abandoned acquired trade names resulting in impairment loss of approximately $5.4 million during the year ended December 31, 2008.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of its long-lived assets as of December 31, 2008 are fully realizable.

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

Effective January 1, 2007, we were required to adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).” FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, we were in essence a “blank check” company with no substantive operations. Management has concluded that the adoption of FIN 48 had no material effect on our financial position or results of operations. As of December 31, 2008, we do not have any material gross unrecognized tax benefit liabilities.

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

In April 2008, FASB issued a Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amends the factors a Company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. FSP 142-3 replaces the previous useful life criteria with a new requirement-that an entity consider its own historical experience in renewing similar arrangements. In issuing FSP 142-3, the FASB hopes to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FAS 142-3 is effective as of January 1, 2009. We are currently assessing the potential impact that adoption of FAS 142-3 may have on our financial statements.

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

Results of Operations

Year ended December 31, 2008  compared to the year ended December 31, 2007

Revenue. Revenue increased $52.0 million to $102.5 million for the year ended December 31, 2008 from $50.5 million for the year ended December 31, 2007. The increase was primarily driven by a $24.1 million increase in our construction management services and $22.2 million increase attribute to the inclusion of a full year results from the acquisitions of Innovative, Rubicon, and SMLB.  The increase in construction management services is primarily attributable to our increased sales and marketing efforts in late 2006 through 2007 to diversify and grow our customer base.

Cost of Revenue. Cost of revenue increased $44.6 million to $86.7 million for the year ended December 31, 2008 from $42.1 million for the year ended December 31, 2007. The increase was driven by the increase in revenue primarily from our construction management services and $18.9 million increase of expenses attribute to the inclusion of a full year results from the acquisitions of Innovative, Rubicon, and SMLB.

Gross Margin Percentage. Gross margin percentage decreased 1.2% to 15.4% for the year ended December 31, 2008, compared to 16.6% for the year ended December 31, 2007. Of the total decrease in gross profit, 0.5% was due to an estimated loss on a contract we acquired with SMLB, and the remaining decrease was primarily attributable to an increase in the proportion of construction management revenues as proportion of total revenue, which typically have a lower profit margin.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $4.7 million to $19.2 million for the year ended December 31, 2008 from $14.6 million for the year ended December 31, 2007. The increase was primarily driven by $2.4 million of selling, general and administrative expenses associated with the acquisitions of Innovative, Rubicon and SMLB, and $1.2 million that we expensed associated with abandoned acquisitions.

As we have experienced delays in the timing of revenues associated with certain customers and lower margins, we began implementing a plan to restructure expenses to align with current operating revenues. The plan seeks to reduce operating costs associated with personnel and related costs, professional fees, and sales and marketing, which resulted in lower total selling, general and administrative costs during the fourth quarter of 2008.  To the extent our business experiences continued delays or reduced margins, we may further reduce operating costs associated with personnel and related costs.

Depreciation and amortization. Depreciation and amortization increased $0.1 million to $0.5 million for the year ended December 31, 2008 from $0.4 million for the year  ended December 31, 2007.

Amortization of intangible assets. Amortization expense increased $0.7 million to $2.8 million for the year ended December 31, 2008 from $2.1 million for the year ended December 31, 2007. The increase is attributable to there being a full year of amortization of the intangible assets from our acquisitions of Innovative, Rubicon and SMLB.

Impairment loss on intangibles. Throughout 2008, we continued to incur operating losses, revised our forecasted revenues as certain of our acquisitions have not delivered originally anticipated revenues and experienced other than temporary market decline in our equity value. Based on these potential impairment indicators, we conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business based on company specific value approach, an income approach, and a market approach, we determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $20.6 million for the year ended December 31, 2008. At December 31, 2008, the adjusted carrying value of goodwill was $4.8 million.

In the fourth quarter of 2008, we elected to abandon certain acquired trade names in a plan to market under a single name, Fortress International Group, Inc.  We intend to brand our products under this trade name to simplify our marketing strategy, mitigate potential confusion with customers, and potentially further reduce marketing costs.  As a result of the trade name abandonment, we recorded a loss of $5.4 million in the fourth quarter 2008.  At December 31, 2008, the carrying value of our remaining trade name was $0.1 million.

Interest income (expense), net. Our interest income (expense), net, decreased $1.0 million to ($0.2) million for the year ended December 31, 2008 from $0.8 million for the year ended December 31, 2007. The decrease in interest income was due primarily to a lower average invested balance in the year ended December 31, 2008, compared to year ended December 31, 2007.

Income tax expense (benefit). Income tax expense (benefit) decreased $0.6 million to $0.1 million for the year ended December 31, 2008 from ($0.5) million for the year  ended December 31, 2007. For the year ended December 31, 2007, income tax benefit was $0.5 million reflecting the value of a NOL carryback to prior periods at an effective federal rate of 34%, net of a valuation allowance on deferred tax assets.

Liquidity and Capital Resources

Overview

	Successor		Predecessor
			For the period
	For the Year Ended December 31,		Janaury 1, to
	2008	2007	January 19, 2007
Cash provided by (used in) operations	$3,814,499	$(4,554,792)	$656,001
Cash provided by (used in) investing	(2,364,384)	26,286,893	(127,602)
Cash provided by (used in) financing	(2,174,168)	(8,567,238)	(1,567,920)
Net increase (decrease) in cash	$(724,053)	$13,164,863	$(1,039,521)

From inception through January 19, 2007, we operated solely as an investment vehicle to acquire an operating company consistent with our purpose. We completed our initial public offering on July 20, 2005, resulting in funds of approximately $43.2 million, net of issuance costs. We invested the net proceeds from our initial public offering (IPO) in short term U.S. treasury bills and used the earned interest to fund our operating costs associated with our pursuit of acquisition candidates. Investing activity from inception through January 19, 2007 was limited to investing our IPO proceeds in a trust account. Aside from the IPO, no significant financing activity occurred through January 19, 2007.

On January 19, 2007, we acquired TSS/Vortech and transitioned from being a Special Purpose Acquisition Company to an operating company.

	Successor
	For the Year Ended December 31,
	2008	2007	Change
Net loss	$(32,934,225)	$(7,377,111)	$(25,557,114)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Impairment loss on goodwill and other intangibles	25,989,943	-	25,989,943
Amortization of intangibles	3,344,804	2,562,741	782,063
Stock and warrant-based compensation	2,031,496	1,405,728	625,768
Other non-cash items	603,134	(247,228)	850,362
Net adjustments to reconcile net income for non-cash items	31,969,377	3,721,241	28,248,136
Net change in working capital	4,779,347	(898,922)	5,678,269
Cash provided by (used in) operations	3,814,499	(4,554,792)	8,369,291
Cash provided by (used in) investing	(2,364,384)	26,286,893	(28,651,277)
Cash used in financing	(2,174,168)	(8,567,238)	6,393,070
Net increase (decrease) in cash	$(724,053)	$13,164,863	$(13,888,916)

For the year ended December 31, 2008 and 2007, we had cash and cash equivalents of $12.4 million and $13.2 million respectively.

Operating Activity

Net cash provided by operations increased $8.4 million to $3.8 million for the year ended December 31, 2008 from $4.6 million used in operations for the year ended December 31, 2007.  The increase in operating cash flow is primarily attributable to the following:

•
Increase in net loss. We had a $25.6 million increase in our net loss due to $28.2 million of increased non-cash items consisting primarily of amortization, impairment loss on goodwill and other intangibles and stock based compensation. Excluding non-cash items, our net loss decreased $2.7 million from the preceding year.  This improvement in operating cash flows is primarily attributable to the increased volume in the construction management revenue and the addition of Innovative and Rubicon, while maintaining a relatively fixed-cost infrastructure for most of the year.

The information above is not intended to replace or represent the entire cash flow statement of the Company, which is available in our financials statements and the related notes included elsewhere in this Annual Report on Form 10-K.

•
Decrease in working capital. Net changes in operating assets and liabilities increased approximately $5.7 million accounting for the remaining increase in operating cash flows. The increase was attributable primarily to $4.5 million associated with unusual timing on contracts. We received more cash receipts close to year-end not allowing the corresponding payments to vendors to be made. Management generally seeks to balance customer and vendor cash flows via contractual terms standard to our industry.

Investing Activity

Net cash used in investing increased $28.7 million to ($2.4) million for the year ended December 31, 2008 from $26.3 million provided by investing activities for the year ended December 31, 2007.  Excluding the $44.7 cash in flow related to the unusual event of converting to an operating company during 2007, cash used in investing decreased $16.0 million from the prior year primarily due to lower acquisition activity in the year ended December 31, 2008.

•
Acquisitions. Cash used for acquisitions decreased $15.9 million as we acquired a single company with a net cash investment of $2.0 million in the year ended December 31, 2008, compared to the acquisition of four companies with a net cash investment of $18.1 million in the year ended December 31, 2007, resulting in a net cash investment of approximately $18.0 million. We abandoned acquisition efforts in 2008 due to the contraction in the economy and credit markets.

•
Sale of investments held in Trust. Upon the approval of the TSS/Vortech acquisition in 2007, we sold approximately $44.7 million in trust investments to fund the cash portion the acquisition of TSS/Vortech and related operations, and repay dissenting shareholders electing to receive their IPO proceeds back.

Financing Activity

Net cash used in financing decreased approximately $6.4 million to $2.2 million for the year ended December 31, 2008 from $8.6 million used in financing activities for the year ended December 31, 2007. The decrease in cash used in financing activities was attributable fundamentally to different activity as described in the following:

•
Repayment of seller notes.  Debt services was approximately $2.2 million in both 2008 and 2007. During the year ended December 31, 2008, we repaid $2.0 million of unsecured promissory notes that were issued to the Rubicon sellers upon achievement of certain financial targets at December 31, 2007 and June 30, 2008.

•
Repurchase of common stock. During the first quarter of 2007, we used $6.4 million to repurchase our common stock associated with the election of conversion rights by our dissenting shareholders in connection with our acquisition of TSS/Vortech and a share buyback program. The share buyback program was suspended in the third quarter of 2007; however, during 2008, we repurchased 17,505 shares at an average price of $3.15 per share for employee taxes associated with net issuance of vesting restricted stock.

Non-Cash Activities

 During the year ended December 31, 2008, we issued total unsecured promissory notes totaling $0.5 million as purchase consideration. In connection with the acquisitions of SMLB, we initially issued $0.5 million of unsecured promissory notes that were reduced in the second quarter of 2008 to $120,542 pursuant to the working capital adjustments pursuant to the terms of the purchase agreement. Consistent with the Rubicon purchase agreement in exchange for achieving specified financial targets through December 31, 2008, we issued Rubicon sellers additional consideration totaling $2.5 million of which $2.0 million of unsecured promissory notes were issued and an additional $0.5 million was in accrued payables.  Finally, per the terms of the Innovative purchase agreement, in exchange for achieving specified financial targets through December 31, 2008, we owed Innovative sellers an additional $0.4 million, which was included in accrued payables at December 31, 2008.

During the third quarter 2008, our Chief Executive Officer and Chief Operating Officer, both of the selling members of TSS/Vortech, entered into an agreement with the Company to convert $2,500,000 and $1,000,000, respectively, of their respective notes into common stock at a conversion price of $7.50 per share, resulting in the aggregate issuance of 466,667 common shares. The conversion has been recorded as an increase to additional paid-in capital. In addition, the Chief Operating Officer agreed to postpone any principal and interest payments payable to him under his remaining $4,000,000 promissory note until March, 2010, with such interest to be accrued to the outstanding principal. At December 31, 2008, $4,000,000 of the Chief Operating Officer’s note remains outstanding, which is convertible at $7.50 per shares to 533,333 shares of the Company’s common stock.

For a discussion of our acquisitions, see Note 3 —Acquisitions of the Notes to Consolidated Financial Statements.

In the third quarter of 2008, we initiated a plan to restructure expenses to realign them with the current operating revenues and gross margins as certain customers have delayed their spending. Our plan seeks to reduce operating costs associated with professional fees, sales and marketing, and personnel and related costs.

We believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months.  We may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of acquisition plan, which could impact our business, financial condition and earnings.

Off-Balance Sheet Arrangements

At December 31, 2008, we had no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table summarizes our future contractual obligations and commercial commitments of the Company at December 31, 2008, as further described in the Notes to our Consolidated Financial Statements:

		Less than
	Total	1 Year	1-3 Years
Long-term debt, including interest	$6,707,940	$1,823,665	$4,884,275
Operating leases	2,257,416	922,820	1,334,596
Contractual purchase commitments	36,006,335	36,006,335	-
Total	$44,971,691	$38,752,820	$6,218,871

Contractual purchase commitments represent outstanding purchase orders at December 31, 2008.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is not required as we are a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortress International Group, Inc.

Index to Financial Statements and Financial Statement Schedule	Number

Financial Statements:

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008 (Successor) and December 31, 2007 (Successor), and for the period from January 1, 2007 through January 19, 2007 (Predecessor)
F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 (Successor) and December 31, 2007 (Successor) and Consolidated Statements of Members’ Equity for the period from January 1, 2007 through January 19, 2007 (Predecessor).
F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 (Successor and December 31, 2007 (Successor) and for the period from January 1, 2007 through January 19, 2007 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-7

Financial Statement Schedules:

Schedule - II Valuation Accounts	43

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortress International Group, Inc.

We have audited the accompanying consolidated balance sheets of Fortress International Group, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress International Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
March 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortress International Group, Inc.

We have audited the accompanying combined statements of operations, members’ equity, and cash flows for the period from January 1, 2007 through January 19, 2007 of Vortech, LLC and VTC, LLC (the “Company”) (a Delaware corporation).  Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined statements of operations, members’ equity, and cash flows referred to above present fairly, in all material respects, the combined results of operations of Vortech, LLC and VTC, LLC, for the period from January 1, 2007 through January 19, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
March 28, 2008

PART I - FINANCIAL INFORMATION

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Successor (Fortress International Group, Inc.)
	December 31,	December 31,
	2008	2007
Current Assets
Cash and cash equivalents	$12,448,157	$13,172,210
Contract and other receivables, net	21,288,660	18,349,140
Costs and estimated earnings in excess of billings on uncompleted contracts	3,742,530	1,322,254
Prepaid expenses and other current assets	539,124	301,487
Income taxes receivable	-	893,322
Total current assets	38,018,471	34,038,413
Property and equipment, net	824,487	1,044,545
Goodwill	4,811,000	20,714,967
Intangible assets, net	13,559,234	21,089,136
Other assets	225,853	512,000
Total assets	$57,439,045	$77,399,061
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$1,688,845	$1,650,306
Accounts payable and accrued expenses	24,394,990	16,121,492
Billings in excess of costs and estimated earnings on uncompleted contracts	6,047,765	3,880,279
Total current liabilities	32,131,600	21,652,077
Notes payable, less current portion	311,709	348,661
Convertible notes	4,000,000	7,500,000
Other liabilities	137,198	44,648
Total liabilities	36,580,507	29,545,386
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 100,000,000 shares authorized; 12,797,296 and 12,150,400 issued; 12,621,716 and 11,992,325 outstanding at December 31, 2008 and December 31, 2007, respectively	1,279	1,214
Additional paid-in capital	61,262,218	55,268,012
Treasury stock, 175,580 and 158,075 shares at cost at December 31, 2008 and December 31, 2007, respectively	(869,381)	(814,198)
Accumulated deficit	(39,535,578)	(6,601,353)
Total stockholders' equity	20,858,538	47,853,675
Total liabilities and stockholders’ equity	$57,439,045	$77,399,061

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

			Predecessor
			For the period
			January 1,
	Successor for the Year Ended December 31,		through
	2008	2007	January 19, 2007
Results of Operations:
Revenue	$102,531,778	$50,455,823	$1,412,137
Cost of revenue	86,734,358	42,071,361	1,108,276
Gross profit	15,797,420	8,384,462	303,861
Operating expenses:
Selling, general and administrative	19,240,300	14,563,111	555,103
Depreciation and amortization	468,094	394,913	33,660
Amortization of intangibles	2,762,045	2,109,222	-
Impairment loss on goodwill and other intangibles	25,989,943	-	-
Total operating costs	48,460,382	17,067,246	588,763
Operating loss	(32,662,962)	(8,682,784)	(284,902)
Interest income (expense), net	(205,652)	806,518	3,749
Loss from operations before income taxes	(32,868,614)	(7,876,266)	(281,153)
Income tax expense (benefit)	65,611	(499,155)	-
Net loss	$(32,934,225)	$(7,377,111)	$(281,153)
Per Common Share (Basic and Diluted):
Basic and diluted net income (loss) (1)	$(2.68)	$(0.63)	$-
Weighted average common shares outstanding-basic and diluted	12,270,546	11,698,895	-

(1) The Predecessor was a limited liability Company accordingly no earnings per share data was computed.

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

						(Accumulated
			Additional			Deficit)	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at January 1, 2007	9,550,000	$955	$34,819,062	-	$-	$775,758	$35,595,775
Issuance of common stock related to acquisitions	2,831,968	283	15,463,276	-	-	-	15,463,559
Purchase of treasury stock 379,075, retired 221,000 shares	(221,000)	(22)	(1,221,795)	158,075	(814,198)	-	(2,036,015)
Reclassify common stock subject to possible redemption 1,559,220 shares	-	-	8,388,604	-	-	-	8,388,604
Repurchase of shares from dissenting shareholders, net of tax effect of deferred interest	(756,100)	(76)	(4,160,289)	-	-	-	(4,160,365)
Discount received on repayment of promissory note to officer	-	-	500,000	-	-	-	500,000
Warrant exercise	14,700	1	73,499	-	-	-	73,500
Stock based compensation	730,832	73	1,405,655	-	-	-	1,405,728
Net loss for the year	-	-	-	-	-	(7,377,111)	(7,377,111)
Balance at December 31, 2007	12,150,400	1,214	55,268,012	158,075	(814,198)	(6,601,353)	47,853,675
Issuance of common stock for the SMLB acquisition	96,896	10	462,765	-	-	-	462,775
Promissory note due to officers converted to stock	466,667	47	3,499,953	-	-	-	3,500,000
Purchase of treasury stock	-	-	-	17,505	(55,183)	-	(55,183)
Stock based compensation	83,333	8	2,031,488	-	-	-	2,031,496
Net loss for the year	-	-	-	-	-	(32,934,225)	(32,934,225)
Balance at December 31, 2008	12,797,296	$1,279	$61,262,218	175,580	$(869,381)	$(39,535,578)	$20,858,538

Predecessor
Members'
Equity
Balance at January 1, 2007	$3,732,115
Distributions	(1,561,639)
Net loss for the period	(281,153)
Balance at January 19, 2007	$1,889,323

See accompanying notes to consolidated financial statements.

 FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Predecessor
			For the period
			January 1,
	Successor for the Year Ended December 31,		through
	2008	2007	January 19, 2007
Cash Flows from Operating Activities:
Net loss	$(32,934,225)	$(7,377,111)	$(281,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	468,094	394,913	33,660
Amortization of intangibles	3,344,804	2,562,741	-
Impairment loss on goodwill and other intangibles	25,989,943	-	-
Allowance for doubtful accounts	119,728	79,611	-
Stock and warrant-based compensation	2,031,496	1,405,728	-
Benefit from income taxes	-	(499,155)	-
Other non-cash income, net	15,312	(222,597)	-
Changes in operating assets and liabilities, net of the effects from acquisitions:
Contracts and other receivables	(2,671,636)	(11,057,579)	3,698,863
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,420,276)	652,937	(1,078,505)
Prepaid expenses and other current assets	(237,536)	(50,988)	(108,618)
Due from affiliates	-	-	519,923
Other assets	1,075,013	425,972	(42,968)
Accounts payable and accrued expenses	7,175,362	7,689,253	(1,861,306)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,781,182	2,149,719	419,676
Other liabilities	77,238	(708,236)	(643,571)
Net cash provided by (used in) operating activities	3,814,499	(4,554,792)	656,001
Cash Flows from Investing Activities:
Purchase of property and equipment	(269,824)	(357,974)	(127,602)
Sale of investments held in trust	-	44,673,994	-
Purchase of TSS/Vortech, net of cash received	-	(11,519,151)	-
Purchase of Comm Site of South Florida, Inc.	-	(150,000)	-
Purchase of Innovative Power Solutions, net of cash received	-	(1,614,452)	-
Purchase of Rubicon Integration LLC, net of cash received	-	(4,745,524)	-
Purchase of SMLB, net of cash acquired	(2,094,560)	-	-
Net cash provided by (used in) investing activities	(2,364,384)	26,286,893	(127,602)
Cash Flows from Financing Activities:
Payments on notes payable	(2,118,985)	(242,413)	(6,281)
Payment on promissory note payable to officer	-	(2,000,000)	-
Payment on shareholder advance	-	(20,000)	-
Payment to shareholders electing to redeem their shares in connection with the TSS/Vortech acquisition	-	(4,342,310)	-
Repurchase of treasury stock	(55,183)	(2,036,015)	-
Warrant exercise	-	73,500	-
Members' distributions	-	-	(1,561,639)
Net cash used in financing activities	(2,174,168)	(8,567,238)	(1,567,920)
Net increase (decrease) in cash	(724,053)	13,164,863	(1,039,521)
Cash, beginning of period	13,172,210	7,347	2,361,838
Cash, end of period	$12,448,157	$13,172,210	$1,322,317
Supplemental disclosure of cash flow information:
Cash paid for interest	$392,038	$523,268	$368
Cash paid for taxes	24,602	593,196	-
Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with the acquisition of SMLB	$462,775	$-	$-
Issuance of common stock in connection with the acquistion of TSS/Vortech	-	14,211,359	-
Issuance of common stock in connection with the acquistion of Innovative	-	150,075	-
Issuance of common stock in connection with the acquistion of Rubicon	-	1,080,800	-
Promissory notes payable issued in connection with the acquistion of SMLB	120,572	-	-
Promissory notes payable issued in connection with the acquistion of TSS/Vortech	-	10,000,000	-
Prommissory note issued in connection with the acquistion of Innovative	-	564,611	-
Promissory notes payable issued in connection with the acquistion of Rubicon	2,127,577	1,517,753	-
Issuance of accounts payable in connection with the acquisition of Innovative	353,187	-	-
Issuance of accounts payable in connection with the acquisition of Rubicon	489,437	-	-
Accrual of acquisitions	-	-	-
Supplemental disclosure of non-cash financing activities:
Promissory notes payable issued to officers converted to common stock	$3,500,000	$-	$-
Discount received on note repayment from officer	-	500,000	-

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Significant Accounting Policies

Nature of Business and Organization

The consolidated financial statements are for the years ended December 31, 2008 and 2007 for Fortress International Group, Inc. (the “successor Company”, “Fortress” or the “Company”) and are for the period from January 1, 2007 to January 19, 2007 (the acquisition date) for VTC, LLC t/a Total Site Solutions and Vortech, LLC ( collectively the “Predecessor Company” or “TSS/Vortech”).

The Company was formed in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.

On July 20, 2005, we closed our initial public offering (IPO) of 7,800,000 units, including an overallotment option of 800,000 units, with each unit consisting of one share of our common stock and two warrants (each to purchase one share of common stock at $5.00). Of the total IPO proceeds of $43,183,521, net of issuance, costs, $41,964,000 was placed into a trust fund (Trust) and the remaining $1,219,521 were available to fund operations in the pursuit of acquiring a company.

On January 19, 2007, the Company acquired all of the outstanding interest in TSS/Vortech in exchange for a combination of cash, the Company’s common stock, and issuance of two convertible notes (See Note 3). The acquisition transformed the Company from a special acquisition corporation to an operating business. Concurrent with the acquisition, the Company changed its name to Fortress International Group, Inc.

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

After acquiring TSS/Vortech, the Company continued its expansion through the acquisition of  Comm Site of South Florida, Inc. (“Comm Site”) on May 7, 2007, Innovative Power Systems, Inc. and Quality Power Systems, Inc. (“Innovative”) on September 24, 2007, Rubicon Integration, LLC (“Rubicon”) on November 30, 2007, and SMLB LTD (“SMLB”) on January 2, 2008.  As applicable, the Company also acquired these companies’ operating subsidiaries. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 3). All inter-company transactions have been eliminated in consolidation.

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

Cost of revenue

Direct costs consist of all directly-related contract costs, including compensation costs for subcontract personnel, subcontract material cost and any other direct costs. Also appropriate indirect overhead costs are applied to employee direct labor, subcontractor direct labor and material costs and are included as direct costs.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (SFAS No. 123R). On the date of adoption, with the exception of shares of common stock granted to certain individuals, the Company had not granted any options, warrants or similar instruments requiring measurement under SFAS No. 123R.  The Company has granted to third parties warrants for the purchase of its common stock for professional investment related services. Expense related to these warrants was computed using the fair value of the warrant as determined by an option pricing model, the Black-Scholes valuation model and was fixed on the vesting date. We amortize stock-based costs for such awards on a straight-line method over the contractual term of the warrant agreement.

The Company also grants shares of restricted stock to employees.  Share based compensation expense is recognized based on the fair market value of the shares on the date the shares are issued to employees over the vesting period taking into consideration the employment termination behavior experienced by the Company.

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

        Advertising expense for the Company was $0.2 million and $1.2 million for the years ended December 31, 2008 and December 31, 2007, respectively. For the period from January 1, 2007 through January 19, 2007, the predecessor incurred advertising expense of $0.1 million.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation and amortization for the Company’s property and equipment are computed on straight-line method based on the following useful lives:

Depreciable
Lives
Vehicles	5
Trade equipment	5
Leasehold improvements	Various
Furniture and fixtures	7
Computer equipment and software	2-7

       Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Repairs and maintenance costs are expensed as incurred.

Net income (Loss) Per Share

        Basic net income (loss) per share has been computed using the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, warrants, and restricted stock. Unvested restricted stock, convertible unsecured promissory notes, options to purchase units, warrants to purchase common shares and notes convertible totaling 19,012,300 and 19,050,300 common shares were excluded in the computation of diluted loss per share in 2008 and 2007, respectively, because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At times, deposits held with financial institutions may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand, and therefore, bear minimal risk.  Effective October 3, 2008, the Emergency Economic Stablization Act of 2007 the Federal Deposit Insurance Corporation (FDIC) deposit coverage limits were increased to unlimited coverage on non-interest bearing accounts from prior $100,000 limit.  Accordingly, the Company had uninsured cash balances of $10.9 million and $13.0 million at December 31, 2008 and 2007, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts.  Included in accounts receivable is retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on an analysis of its historical experience with bad debt write-offs and aging of the accounts receivable balance. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

The Company recorded accounts receivable allowances of $150,000 and $65,000 at December 31, 2008 and 2007, respectively.  Included in accounts receivable was retainage associated with construction projects totaling $0.4 million and $0.2 million at December 31, 2008 and 2007, respectively.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable. At December 31, 2008 and 2007 bonds secured by customer accounts receivable totaled $0.6 million and $0.6 million, respectively.

Goodwill

        The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and indefinite lived intangibles are evaluated for impairment at least annually, as of December 31. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment.  In 2008, the Company conducted such analyses that resulted in impairment loss on goodwill of $20.6 million.

 Long-Lived Assets and Other Intangibles

As events or circumstances change that could affect the recoverability of the carrying value of its long-lived assets, the Company conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” The Company’s long-lived assets consist of property and equipment and finite lived intangibles related to customer contracts, customer relationships, and trademarks acquired in business combinations This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.

At December 31, 2008, the residual carrying value of goodwill is $4.8 million.  Additionally, in an effort to rationalize the Company’s marketing effort and consolidate its product offerings under a single brand name Fortress International Group, Inc, the Company abandoned acquired trade names resulting in impairment loss of approximately $5.4 million during the year ended December 31, 2008.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

        Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against the majority of the Company’s deferred tax assets, as the Company has concluded that under relevant accounting standards, it is more likely than not that deferred tax assets will not be realizable. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Reportable Segment

The Company reviewed its services by units to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company.  Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items.  The carrying amount of long-term debt approximates its fair value due to the market rates of interest.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue recognition, recoverability of long-lived and indefinite-lived assets, useful lives of long-lived assets, accruals for estimated liabilities that are probable and estimable, and the fair value of stock and option grants. Actual results could differ from those estimates and assumptions.

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

During the second quarter 2008 and included in the year ended December 31, 2008, the Company recognized a $0.7 million loss on customer contract due to concerns as to whether the amounts due from this customer were collectible. As such, the Company has not recorded any revenue related to this contract and we will recognize revenue for this customer based on cash collections. The Company is owed $1.3 million from this customer of which $0.8 million will be recognized as revenue upon cash collection and the remaining $0.5 million reduced the unsecured, promissory notes payable to the sellers of SMLB (seller note). The seller note reduction was pursuant to the working capital adjustment pursuant to terms of the SMLB purchase agreement. Contract costs totaling $0.7 million were fully recognized in the year ended December 31, 2008.  In the event the $1.3 million is collected, the Company will recognize revenue of $0.8 million and the seller note will be increased by $0.5 million.

As of December 31, 2008, accounts receivable of $1.0 million is due from a customer to whom the Company has offered extended payment terms.  During the second quarter 2008, the customer executed a promissory note of $1.4 million bearing interest at 8% per annum with payments of interest only due monthly and the balance in full was due on December 15, 2008. During the fourth quarter 2008, the customer paid $0.4 million and the Company extended the $1.0 million balance due on the note six months. This amount was recognized as revenue during the year ended December 31, 2008. The Company has a history of conducting business with this customer and therefore believes collectability is reasonably assured.

The Company earned approximately 31% and 36% of its revenue from two and three customers for the year ended December 31, 2008 and 2007, respectively. Accounts receivable from these customers at December 31, 2008 and 2007 was $2.7 million and $7.7 million, respectively.

(3)	Acquisitions

In January 19, 2007, the Company transitioned from a special purpose acquisition company to an operating entity with its purchase of TSS/Vortech. The Company embarked on a strategy to build on to the TSS/Vortech operations through acquisitions that expand geographical reach, add complementary services, and access new key customers for additional selling opportunities. All of the acquisitions have been accounted for using purchase accounting. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. The value of Fortress common stock issued in connection with the acquisitions was determined based on the average closing price for Fortress common stock two days before and two days after the date the acquisition was announced multiplied by the number of shares issued.

2008 Acquisition

SMLB, Ltd.

On January 2, 2008, the Company acquired all of the outstanding stock of SMLB, Ltd., which provides consulting and construction management services for the mission-critical facilities in the Chicago area. The closing consideration consisted of (i) $2,094,560 in cash, including acquisition costs of $151,133 and net of acquired cash of $56,573, subject to certain adjustment to be determined subsequent to the closing of the acquisition, as provided in the purchase agreement, (ii) 96,896 shares of the Company’s common stock valued at approximately $500,000, (iii) $500,000 in unsecured promissory notes bearing interest at 6% per annum, and (iv) additional earn-out amounts up to a maximum of $600,000, contingent upon the achievement of certain earnings targets by SMLB for each of the calendar years 2008-2009.

All of the shares issued to the selling members were placed into escrow to secure the rights of Fortress under the acquisition. These shares will be released subject to certain conditions under the agreements twelve months from the acquisition date. During the year ended December 31, 2008, the unsecured promissory note of $500,000 was reduced to $120,572 based on a working capital adjustment per the purchase agreement.  In 2008, SMLB did not achieve certain earnings targts, therefore no additional earn-out amount was earned.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including SMLB’s complementary experience, key customer relationships in an expanded market, and service offerings in the mission-critical facility industry. The Company recorded goodwill totaling $2.5 million associated with the SMLB acquisition, which is not expected to be deductible for income tax purposes.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 Acquisitions

Rubicon Integration, LLC

On November 30, 2007, Fortress acquired 100% of the membership interests of Rubicon Integration LLC (Rubicon), for the aggregate closing consideration consisting of (i) $4,745,524 in cash, including acquisition costs of $198,043, net of cash acquired of $42,660 (ii) 204,000 shares of the Company’s common stock valued at $1,080,800, (iii) contingent consideration in the form of two unsecured promissory notes in the maximum amount of $1,500,000 and $2,000,000, respectively, plus interest accruing at 6% annually from November 30, 2007, the date of the issuance, payable to the Sellers upon the achievement of certain operational and financial targets for December 2007 and for the calendar year 2008, respectively, and (iv) additional earn-out amounts, contingent upon the achievement of certain earnings targets by Rubicon for each of the calendar years 2008-2009.

In 2007, Rubicon achieved certain 2007 earnings targets established in the purchase agreement, entitling the sellers to an unsecured promissory note of $1,517,753 due on January 31, 2008. Additionally, the purchase agreement required net working capital of $200,000 at the acquisition date, while any excess or shortfall would result in consideration adjustment. Actual working capital was approximately $290,141, resulting in additional cash payment of $90,141 to the seller on January 31, 2008.

During the first quarter of 2008, the Company finalized its purchase price allocation associated with Rubicon, resulting in an increase in the value of customer relationship intangibles of $1.0 million and a corresponding decrease in goodwill.

In 2008, the former Rubicon members received additional consideration totaling $2.5 million by achieving or exceeding certain financial targets defined in the purchase agreement.  The additional consideration resulted in a corresponding increase in goodwill of $2.5 million. The contingent consideration was earned as follows:

•
2008 Contact Signings- Rubicon achieved certain revenue bookings targets established in the purchase agreement, entitling the sellers to unsecured promissory notes of approximately $0.4 million and $1.6 million at June 30, 2008 and December 31, 2008, respectively, based on achievement of the financial targets through those respective dates.  The issuance of the unsecured promissory notes (see Note 8) resulted in a corresponding increase in goodwill.

•
2008 Earn-out- Additionally, Rubicon achieved certain 2008 earnings targets established in the purchase agreement, entitling the sellers to an earn-out payment of approximately $0.5 million which is included in accrued payables at December 31, 2008.  Subject to terms and conditions outlined in the purchase agreement, the payment is due in the second quarter of 2009.

At December 31, 2008, the only remaining contingent consideration issuable under the purchase agreement is the 2009 earn-out to be determined based on 2009 earnings targets.

Associated with the Rubicon transaction, the Company recorded indefinite lived intangibles totaling $3.9 million, all of which is expected to be deductible for income tax purposes.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including Rubicon’s complementary experience, key customer relationships, and service offerings in the mission-critical facility industry.

Innovative Power Systems, Inc. and Quality Power Systems, Inc .

On September 24, 2007, Fortress acquired 100% of the issued and outstanding stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. (collectively “Innovative”) for aggregate consideration consisting of (i) $1,614,452 in cash, including acquisition costs of $112,420, and net of acquired cash of $244,968, (ii) a promissory note (the “Note”) for the aggregate amount of $300,000 payable to sellers accruing interest at 6% annually from the date of issuance of the Note (the Note is payable in three years, based on a five-year amortization schedule, as described in the Note), (iii) 25,155 shares of common stock valued at $150,000, and (iv) additional contingent consideration if Innovative achieves certain targeted earnings for each of the calendar years 2007-2010, as further described in the purchase agreement.

In 2008, Innovative achieved certain 2008 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $0.4 million. Subject to terms and conditions outlined in the purchase agreement, the payment is due in the second quarter of 2009 and is included in accrued payables at December 31, 2008.

In 2007, Innovative achieved certain 2007 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $265,000, consisting of $200,000 in cash due on January 31, 2008 and a $65,000 promissory note, net of a $135,000 post closing working capital adjustment, accruing interest at 6% annually (the Note is payable in three years, based on a five-year amortization schedule, as described in the Note 7). The purchase agreement required working capital of $300,000 at September 24, 2007, while any excess or shortfall would result in consideration adjustment. Actual working capital was approximately $165,000, resulting in a $135,000 promissory note reduction consistent with terms in the purchase agreement.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including Innovative complementary experience, contacts and facilities maintenance offerings in the mission-critical facility industry and is complementary to the Company’s primary operations.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comm Site of South Florida, Inc.

On May 7, 2007, the Company purchased all of the assets of Comm Site of South Florida, Inc. for $150,000 paid in cash. In connection with this purchase, $135,000 has been allocated to goodwill with the balance to other current assets and property and equipment, based on their historic cost which management believes approximates fair value.

TSS/Vortech

On January 19, 2007, Fortress acquired all of the outstanding membership interests of TSS/Vortech. In total, the Company paid consideration consisting of approximately (i) $11,519,151 in cash, including acquisition costs of $1,841,468 and net of $1,322,317 of acquired cash (ii) $14,211,359 of Fortress common stock, consisting of 2,602,813 shares of Fortress common stock, of which 2,534,988 shares were issued to the selling members and 67,825 shares were issued associated with acquisition costs, and (iii) $10,000,000 in two convertible promissory notes of $5,000,000 each, bearing interest at 6% (See Note 8).  Concurrent with the acquisition the Company issued 574,000 shares of restricted stock under the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan.

All of the shares issued to the selling members (2,534,988 shares) were placed into escrow accounts as follows: 2,461,728 into the General Indemnity escrow to secure the rights of Fortress under the acquisition and 73,260 shares into the Balance Sheet escrow subject to TSS/Vortech delivering $1,000,000 in working capital. These shares were due to be released July 13, 2008, subject to certain conditions under the respective agreements; however, they were released in the first quarter 2009. Based on a determination of net working capital at the acquisition date, the Company has recorded a payable for approximately $155,000, included in accounts payable and accrued expenses in the December 31, 2008 consolidated balance sheet, expected to be paid to the sellers as a purchase price adjustment.

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

All of the shares of the Company’s common stock issued to Messrs. Rosato and Gallagher are subject to a lock-up agreement restricting the sale or transfer of those shares through July 13, 2008 and were being held in escrows maintained by the escrow agent (up to 2,461,728 shares held in a general indemnity escrow and 73,260 shares held in a balance sheet escrow). These shares were subsequently released from escrow in the first quarter of 2009.  The shares of the Company’s stock issued to certain employees as restricted stock grants are subject to forfeiture if the receiving employee terminates his or her employment within three years of the acquisition closing date, in which event the forfeited shares will be delivered to the selling members.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

•
TSS/Vortech has a broad range of experience, contacts and service offerings in the mission-critical facility industry. TSS/Vortech has a very experienced and committed management team with strong core competencies. TSS has a significant number of personnel with security clearances which is important in the homeland security industry.

Purchase Price Allocation

Under business combination accounting, the purchase price for each of the acquired companies was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition dates. The allocation of the purchase price was based upon valuations performed for each acquired company. The valuations for TSS/Vortech and Innovative were finalized in 2007, while Rubicon and SMLB were finalized in 2008.

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

The adjusted fair values and assigned amortizable lives of the intangible assets acquired for the companies Fortress acquired in 2007 and 2008 are as follows:

						Amortizable
	TSS/Vortech	Innovative	Rubicon	SMLB	Total	Lives in Years
Finite Lived-Intangible assets:
In-place contracts	$406,200	$350,000	$50,000	$230,000	$1,036,200	1-1.25
Customer relationships	14,100,000	560,000	2,970,000	-	17,630,000	5-8
Non competition agreement	-	50,600	685,000	5,000	740,600	2
Gross carrying amount	14,506,200	960,600	3,705,000	235,000	19,406,800
Indefinite Lived-Intangible assets:
Trade name	4,930,000	60,000	460,000	-	5,450,000	Indefinite
Total allocated finite and indefinite intangibles	$19,436,200	$1,020,600	$4,165,000	$235,000	$24,856,800

For the net carrying value of intangible assets at December 31, 2008 and December 31, 2007 see Note 6.

Unaudited pro forma results of operations are as follows. The amounts are shown as if the TSS, Innovative, Rubicon and SMLB acquisitions had occurred on January 1, 2007:

For the Year
Ended
December 31, 2007
(unaudited)
Proforma revenue	$63,303,645
Proforma operating loss	(8,095,834)
Proforma pretax loss	(7,413,017)
Proforma net loss	(7,360,482)
Pro forma basic and diluted net loss per share	$(0.59)
Weighted average common shares	12,476,570

This information is not necessarily indicative of the operational results that would have occurred if the acquisitions had been consummated on the dates indicated nor is it necessarily indicative of future operating results of the combined enterprise.  As we acquired SMLB on January 2, 2008, no proforma information was required as a full year of operations were included in the financial results for the year ended December 31, 2008.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adjusted fair values of the assets acquired and the liabilities assumed for the companies Fortress acquired in 2007 and 2008 are as follows:

	TSS/Vortech	Commsite	IPSI	Rubicon	SMLB, Ltd.	Total
Cash	$11,000,000	$150,000	$1,747,000	$4,590,141	$2,000,000	$19,487,141
Common stock	14,211,359	-	150,075	1,080,800	462,775	15,905,009
Promissory notes to sellers	10,000,000	-	930,208	4,134,767	120,572	15,185,547
Acquistion costs	1,841,468	-	112,420	198,043	151,133	2,303,064
Total purchase price	37,052,827	150,000	2,939,703	10,003,751	2,734,480	52,880,761
Assets
Cash and equivalents	1,322,317	-	244,968	42,660	56,573	1,666,518
Contracts and other receivables	6,261,988	5,200	466,852	637,132	387,612	7,758,784
Costs and estimated earnings	1,559,045	-	274,002	37,688	-	1,870,735
Prepaid expenses	233,894	-	12,855	-	-	246,749
Total current assets	9,377,244	5,200	998,677	717,480	444,185	11,542,786
Property and equipment - net	904,689	10,177	163,947	3,048	-	1,081,861
Goodwill-Investment in Subsidiary	15,739,472	134,623	1,351,786	5,606,153	2,542,909	25,374,943
Identifiable intangibles, net	19,436,200	-	1,020,600	4,165,000	271,000	24,892,800
Other Assets	64,158	-	-	-	-	64,158
Total assets	45,521,763	150,000	3,535,010	10,491,681	3,258,094	62,956,548
Liabilities
Notes payable, current	72,808	-	6,684	-	-	79,492
Accounts payable and accrued expenses	6,653,886	-	398,903	487,930	137,310	7,678,029
Income taxes payable	-	-	114,075	-	-	114,075
Billings in excess of costs	1,662,718	-	67,842	-	386,304	2,116,864
Total current liabilities	8,389,412	-	587,504	487,930	523,614	9,988,460
Long-Term Liabilities
Notes payable, less current portion	79,524	-	-	-	-	79,524
Other long term liabilities	-	-	7,803	-	-	7,803
Total liabilities	8,468,936	-	595,307	487,930	523,614	10,075,787
Allocated purchase price	$37,052,827	$150,000	$2,939,703	$10,003,751	$2,734,480	$52,880,761

(4)	Investment Held in Trust

The Company held certain investments, consisting primarily of short term investments, in a trust account through January 19, 2007. All such investments were disposed as of January 19, 2007.

(5)	Property and Equipment

Property and equipment consisted of the following:

	December 31,	Decmber 31,
	2008	2007
Vehicles	$164,576	$164,576
Trade equipment	139,143	135,482
Leasehold improvements	500,040	500,040
Furniture and fixtures	38,694	32,753
Computer equipment and software	852,545	606,607
	1,694,998	1,439,458
Less accumulated depreciation	(870,511)	(394,913)
Property and equipment, net	$824,487	$1,044,545

Depreciation of fixed assets was $0.5 million and $0.4 million for the years ended December 31, 2008 and December 31, 2007. For the period from January 1, 2007 through January 19, 2007 our Predecessor Company recorded nominal depreciation expense.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Goodwill and Other Intangibles

The Company recognized goodwill associated with its five acquisitions beginning in 2007 through 2008. As of December 31, 2008 and December 31, 2007, goodwill totaled $4.8 million and $20.7 million, respectively, of which approximately $11.8 million is deductible for income tax purposes.  The following provides a gross carrying value goodwill rollforward for each respective transaction as of December 31, 2008 (see Note 3 for description of adjustments):

	Fair Value
	December 31, 2007	Adjustments	December 31, 2008
TSS/Vortech	$15,739,472	$-	$15,739,472
Commsite	134,623	-	134,623
IPSI	942,323	409,463	1,351,786
Rubicon	3,898,549	1,707,604	5,606,153
SMLB, Ltd.	-	2,542,909	2,542,909
Total	$20,714,967	$4,659,976	$25,374,943

Goodwill from acquisitions as of December 31, 2008 and December 31, 2007 were as follows:

	December 31,	December 31,
	2008	2007
Gross carrying amount of goodwill	$25,374,943	$20,714,967
Impairment loss on goodwill	(20,563,943)	-
Net goodwill	$4,811,000	$20,714,967

Goodwill Impairment

 The Company has not realized the anticipated revenue from customers acquired in its acquisitions and had experienced continued operating losses during the year ended December 31, 2008. Based on the recurring operating losses and revisions to the Company’s forecast, and a decline in the Company’s market value, the Company performed an impairment analysis of the intangible assets acquired pursuant to SFAS 142 to identify any impairment in the carrying value of the goodwill related to the business in the second quarter. During the third and fourth quarter 2008, the Company’s market value declined further and we conducted additional analysis, which contemplated the market conditions beginning in third quarter and continuing through the fourth quarter indicating an other than temporary decline in the market price of our common stock. The analyses of the business used both an income  and  market approach to determine that the carrying value exceeded the current fair value of the business at each referenced quarter, resulting in goodwill impairment of $20.6 million for the year ended December 31, 2008.  At December 31, 2008, the adjusted carrying value of goodwill was $4.8 million.

Identifiable acquisition-related intangible assets as of December 31, 2008 and December 31, 2007 were as follows:

	December 31,	December 31,
	2008	2007
Finite Lived-Intangible assets:
In-place contracts	$1,036,200	806,277
Customer relationships	17,630,000	16,660,000
Non competition agreement	740,600	735,600
Gross carrying amount	19,406,800	18,201,877
Accumulated amortization	(5,907,566)	(2,562,741)
Net finite lived-intangible assets	$13,499,234	$15,639,136
Indefinite Lived-Intangible assets:
Trade name	5,450,000	5,450,000
Impairment loss on other intangibles	(5,390,000)	-
Net indefinite lived-intangible assets	60,000	5,450,000
Net intangible assets	$13,559,234	$21,089,136

Other intangibles impairment

The Company has acquired five Companies, which all marketed and maintained their respective trade names.  In an effort to more efficiently market the Company’s products across acquired businesses and minimize confusion with customers, the Company has adopted a plan to abandon the various trade names and migrate to a single trade name of Fortress International Group, Inc.  As a result of the abandonment, the Company recorded $5.4 million loss on impairment in the fourth quarter 2008.

During 2008, based on potential impairment indicators, including the impairment of goodwill, the Company performed an impairment analysis of intangible assets acquired under SFAS 144. The Company did not recognize an impairment loss, as the carrying amount of finite-lived intangible assets was determined to be recoverable.

For the year ended December 31, 2008, intangible asset amortization expense totaling $3.3 million has been included in the accompanying consolidated statement of operations related to the above intangibles, of which $0.6 million is included in cost of revenue. The Company estimates amortization expense will be $2.8 million in 2009, $2.4 million in 2010, $2.4 million in 2011, $2.3 million in 2012 and $1.8 million in 2013 and $1.8 million thereafter.

For the year ended December 31, 2007, intangible asset amortization expense totaling $2.6 million has been included in the accompanying consolidated statement of operations related to the above intangibles, of which $0.5 million is included in cost of revenue.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed as follows:

	Successor
	For the Year Ended December 31,
	2008	2007
Net income (loss)	$(32,934,225)	$(7,377,111)
Basic and diluted weighted average common shares	12,270,546	11,698,895
Net income (loss) per share	$(2.68)	$(0.63)

Unvested restricted stock, convertible unsecured promissory notes, options to purchase units, and warrants outstanding at December 31, 2008 to purchase 668,667, 533,333, 2,100,000, and 15,710,300 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the year ended December 31, 2008, as their inclusion would be anti-dilutive.

Unvested restricted stock, convertible unsecured promissory notes, options to purchase units, and warrants outstanding at December 31, 2007 to purchase 240,000, 1,000,000, 2,100,000,and 15,710,300 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the year ended December 31, 2007, as their inclusion would be anti-dilutive.

No weighted average common shares or income (loss) per share amounts are shown for the predecessor since the predecessor was limited liability company whose capital structure consisted of membership interests. As such, no weighted average number of outstanding shares and earnings per share are presented.

(8)	Notes Payable

Long-term debt was as follows:

	December 31,	December 31,
	2008	2007

Convertible, unsecured promissory note, due 2012 (6.0%)	$4,000,000	$7,500,000
Unsecured promissory note, due 2008 (6.0%)	-	1,517,753
Unsecured promissory note, due 2009 (6.0%)	1,575,618	-
Unsecured promissory note, due 2010 (6.0%)	120,572	-
Unsecured promissory note, due 2011 (6.0%)	283,457	394,611
Vehicle notes	20,907	86,603
Total debt	6,000,554	9,498,967
Less current portion	1,688,845	1,650,306
Total debt, less current portion	$4,311,709	$7,848,661

In connection with the TSS/Vortech acquisition, the Company entered into two convertible unsecured promissory notes payable (in equal amounts with each the Company’s current Chief Executive Officer (“CEO”) and Chief Operating Officer and President (“COO”) totaling $10,000,000. The notes bear interest at six percent per year and have a term of five years. Interest only is payable during the first two years of each note with principal payments commencing on the second anniversary (January 19, 2009) and continuing throughout the balance of the term of the notes in equal quarterly installments totaling $833,333. Subsequent to the retirement described below, the recalculated quarterly principal installments total $625,000 over the original term. At any time after the sixth months following the closing of the acquisition, the notes are convertible into shares of our common stock at a conversion price of $7.50 per share. At any time after the sixth months following the closing of the acquisition, the notes are automatically convertible if the average closing price of Fortress common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

On August 29, 2007 the Company entered into an agreement with the CEO to retire $2,500,000 of the note due to him by paying $2,000,000 and the CEO agreed to use the proceeds to purchase the Company’s common stock and warrants. The prepayment realized discount of $500,000 has been recorded as additional paid-in capital. This transaction was completed on September 28, 2007.

On August 26, 2008, the CEO and COO, both of the selling members, entered into an agreement with the Company to convert $2,500,000 and $1,000,000, respectively, of their respective notes into equity at a conversion price of $7.50 per share, resulting in the aggregate issuance of 466,667 common shares. The amount of the excess of the conversion price of $7.50 over the market price at $1.28 on the date of conversion totaling $2.9 million has been recorded as additional paid-in capital. In addition, the COO agreed to postpone any principal and interest payments payable to him under his remaining $4,000,000 promissory note until March, 2010, with such interest to be accrued to the outstanding principal. The notes are convertible at any time by the selling members at a conversion price of $7.50 per share and are automatically convertible if the average closing price of the Company’s common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

In connection with the acquisition of Innovative, on September 24, 2007, the Company issued an unsecured promissory note to the sellers in the amount of $300,000. The note bears interest at six percent per year and has a three year term. Quarterly principal installments of $15,000 plus interest are due commencing December 31, 2007, with a final balloon payment of $120,000 due on December 31, 2010. Based on achieving certain earnings targets through December 31, 2007 and net of a purchase price adjustment associated with working capital, the Innovative sellers received an additional promissory note of $64,611 at December 31, 2007 (see Note 3). The additional unsecured promissory note is in a similar form of the unsecured promissory note issued at closing, bearing interest at six percent per year and has a three-year term. Quarterly principal installments of $3,231 plus interest are due commencing March 31, 2008 with a final balloon payment of $25,844 due on March 31, 2011.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Rubicon acquisition, the Company was obligated to issue unsecured promissory notes totaling $1.5 million and $2.0 million contingent on Rubicon achieving certain earnings targets for the month of December  2007 and certain revenue bookings targets for 2008, respectively. As described in footnote 3 above, Rubicon exceeded earnings targets for the month of December 2007, resulting in the issuance of a promissory note totaling $1.5 million, which was paid January 31, 2008 per the terms of the purchase agreement. At the purchase date, Rubicon’s achievement of the revenue bookings targets for 2008 was not determinable beyond a reasonable doubt; therefore the $2.0 million contingent note was not issued  until 2008.

 Of the $2.0 million contingent note, approximately $0.4 million was issued at June 30, 2008, based on Rubicon’s achievement of revenue bookings targets through that date. The issued note bears interest at six percent per annum from the acquisition date and was paid on July 31, 2008. At December 31, 2008, the Company issued the balance of the note of $1.6 million based on Rubicon’s achievement of certain revenue booking targets in the second half of 2008. The issued note bears interest at six percent per annum from the acquisition date and was paid on January 2, 2009.

In connection with the acquisition of SMLB, on January 2, 2008, the Company issued unsecured promissory notes with an aggregate value of $500,000 to the sellers. The notes bear interest at six percent per year and have a three-year term. During the twelve months ended December 31, 2008, the Company reduced the seller notes to $120,572 based on a $379,428 working capital adjustment in accordance with the terms of the purchase agreement. Principal installments net of the adjustment of $24,118, $24,118 and $72,336, plus accrued interest, are due on January 2, 2009, January 2, 2010 and January 2, 2011, respectively. The January 2, 2009 scheduled payment was not made, as the note was adjusted in the fourth quarter of 2008. The Company may prepay the notes any time at its election without penalty.

The Company is obligated under multiple notes payable arrangements through October 2010 totaling $20,907 that bear interest at rates up to six percent, and are secured by vehicles.

Scheduled principal repayments at December 31, 2008 are as follows:

December 31,
2008
2009	$1,688,845
2010	2,492,699
2011	1,485,676
2012	333,334
Total	$6,000,554

(9)	Employee Benefit Plans

Restricted Stock

On January 17, 2007, the stockholders of the Company approved the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 2.1 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock. During 2007 and 2008, grants under the plan have been limited primarily to shares of restricted stock, which were granted to the recipients at no cost and generally restrictions lapse over a three year period. Concurrent with the acquisition of TSS/Vortech, the Company issued 574,000 shares of restricted stock under the Plan.

At December 31, 2008, the Company issued to employees 115,000 restricted stock units, which will vest upon attainment of a $3.00 per share closing price of the Company’s common stock, par value $0.0001 per share, for twenty consecutive trading days, provided that respective employees remain employed by the Company through such vesting date. If the vesting condition is not met on or before December 31, 2010, the second anniversary of the date of grant, no units shall vest and the restricted stock unit awards shall terminate. In addition, the restricted stock units will be fully vested upon the occurrence of change-in-control of the Company prior to December 31, 2010.  At December 31, 2008, approximately 0.6 million shares remain available for issuance under the 2006 Omnibus Incentive Compensation Plan.

The fair value of restricted stock awarded for the years ended December 31, 2008 and December 31, 2007 totaled $0.8 million and $5.3 million, respectively, and were calculated using the value of Fortress’ common stock on the grant date. The value of awards are being amortized over the restriction lapse periods of the awards taking into account the effect of an estimated forfeiture rate of 6% associated with termination behavior. For the years ended December 31, 2008 and December 31, 2007, the Company recognized non-cash compensation associated with restricted stock of $2.0 million and $1.2 million, respectively, of which $0.4 million and zero, respectively, was included in cost of sales.  As of December 31, 2008, the total compensation cost related to unvested restricted stock or restricted stock not yet recognized was approximately $2.4 million with a weighted average remaining vest life of 1.6 years.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in restricted stock and restricted stock units are shown in the following table:

		Weighted
		Average
		Grant Date
	Number	Fair Value
Unvested December 31, 2006	-	$-
Granted restricted stock	970,833	5.47
Vested restricted stock	(730,833)	5.43
Unvested December 31, 2007	240,000	$5.47
Granted restricted stock and units	512,000	1.53
Vested restricted stock and units	(83,333)	5.15
Unvested December 31, 2008	668,667	$2.49

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $15,500 in 2008 and 2007. During 2007 and through August 26, 2008, the Company matched 50% of employee contributions up to 6% of eligible earnings or applicable regulatory limits. On August 26, 2008 as part of its cost reduction efforts, the Company reduced its matching contribution to 50% of employee contribution up to 3% of eligible earnings or applicable regulatory limits.  The Company made 401(k) Plan matching contributions in cash of approximately $286,000 and $222,000 for the years ended December 31, 2008 and December 31, 2007, respectively. The predecessor contributed approximately $15,000 for the period from January 1, 2007 through January 19, 2007. The Company’s matching contributions were recorded in selling, general and administrative expenses.

(10)	Common Stock Repurchases

During the year ended December 31, 2008, the Company repurchased 17,505 treasury shares with an aggregate value of $55,183 associated with vesting restricted stock of an employee.  Per terms of the restricted stock agreements, the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to employee. The value of the shares netted for employee taxes represents treasury stock repurchased. There were no similar repurchases during 2007.

Prior to the consummation of the acquisition of TSS/Vortech, the Company announced and implemented a common stock repurchase program under which it may purchase up to 3,000,000 shares of common stock. Currently the Board of Directors has authorized the repurchase of up to 500,000 shares under this program.  For the year ended December 31, 2007, the Company paid approximately $2.0 million in cash to redeem 379,075 shares of common stock at an average price of $5.37 per share. On June 13, 2007, the Company retired 221,000 shares resulting in 158,075 shares of Treasury Stock on December 31, 2007.

In January 2007, the Company repurchased 756,100 shares of those shareholders that voted against the acquisition of TSS/Vortech and requested that their shares be redeemed at the then per share trust value of $5.74 per share (including deferred interest of $0.38 per share).

(11)	Options to Purchase Units and Warrants

At December 31, 2008 and December 31, 2007, there were outstanding options to purchase units and warrants to purchase 17,810,300 of common shares. Both the option to purchase units and warrants have a cashless exercise feature, whereby the holder may elect to receive a net amount of shares and forego the payment of the strike price.

In connection with initial public offerings, the Company issued 15,600,000 warrants, each to purchase one share of common stock with an exercise price of $5.00 and an expiration date of July 11, 2009. During the fourth quarter of 2007, a warrant exercise resulted in the issuance of 14,700 shares of common stock and related cash proceeds of $73,500. As part of the underwriter’s fee associated with our IPO, Sunrise Securities Corporation received an option to purchase 700,000 units at an offering price of $7.50 per unit. Units are convertible to one share of common stock and two warrants, each warrant is convertible to one share of common stock at an exercise price of $6.25. The units are set to expire July 11, 2010.

In February 2007, the Company entered into an agreement with an advisor in which it was obligated to issue a warrant for the purchase of 125,000 shares of our common stock. The warrants have an exercise price of $5.00 and an expiration date of July 11, 2009. The fair value of these warrants has been determined using the Black Sholes model and is recognized over the term of the agreement. For the year ended December 31, 2007, the Company recognized $234,000 of stock-based compensation expense which was recorded as selling, general and administrative expense.

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

The provision (benefit) for income taxes consists of the following:

	For the Year Ended
	December 31,
	2008	2007
Current:
Federal	$-	$(897,283)
State	65,611	-
Deferred:
Federal	(6,417,646)	(1,730,703)
State	(970,138)	(347,573)
Total provision (benefit) for income taxes before valuation allowance	$(7,387,784)	$(2,975,559)
Change in valuation allowance	7,387,784	2,476,404
Total provision (benefit) for income taxes	$65,611	$(499,155)

The significant components of the Company’s deferred tax assets and liabilities are as follows:
	December 31,
Gross curent deferred taxes:	2008	2007
Deferred tax assets:
Bad debts	$-	$22,123
Accrued expenses	300,227	17,719
Net operating loss carryover	-	412,632
Deferred compensation	-	142,191
Gross current deferred tax assets before valuation allowance	300,227	594,665
Valuation allowance	(183,998)	(445,180)
Gross current deferred tax assets	$116,229	$149,485
Deferred tax liabilities:
Tax accounting differnces for long-term contracts	-	(75,899)
Prepaid expenses	(116,229)	(59,535)
Deferred current tax liabilities	(116,229)	(135,434)
Net current deferred taxes	-	14,051
Non-current deferred taxes:
Deferred tax assets:
Net operating loss carryover	$2,881,715	$1,219,628
Amortization of goodwill and other	5,317,834	-
Expenses deferred for income tax purposes	-	325,521
Deferred compensation	937,714	521,945
Depreciation	97,536	63,453
Other carryovers and credits	14,969	-
Gross non-current deferred tax assets before valuation allowance	9,249,768	2,130,547
Valuation allowance	(9,249,768)	(1,595,059)
Gross non-current deferred tax assets	-	535,488
Deferred tax liabilities:
Amortization of goodwill and other	-	(549,539)
Deferred non-current tax liabilities	-	(549,539)
Net non-current deferred taxes	$-	$(14,051)

In 2007, the company reported a net operating loss and carried back $2.6 million to prior years resulting in a refund of federal income taxes of $0.9 million received in 2008.  At December 31, 2008 and 2007, the Company had net operating loss totaling $7.0 million and $2.2 million, respectively, to be carried forward 20 years to offset future taxable income. At December 31, 2008 and 2007, the Company has recorded a deferred tax asset of $2.9 million and $1.6 million, respectively, reflecting the federal and state benefit of the remaining loss carryforwards.

The Company does not believe its net operating loss will be limited under Internal Revenue Code (IRC) Section 382 and believes it will also be available for state income tax purposes subject to state carryforward limitations.  IRC 382 limits the utilization of net operating loss in years subsequent to an owner shift based upon the value of the Company at the date of the owner shift.  The Company has not undertaken a detailed study in connection with 382 in order to determine if there is any limitation of the utilization of its net operating loss carryforward.  If IRC Section 382 limitation were deemed to apply, the Company’s gross deferred tax asset and it’s corresponding valuation allowance could be reduced.

The Company’s provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2008. SFAS No. 109 requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

For the year ended December 31, 2008, the Company has established a full valuation allowance with respect to a portion of these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization. The Company believes that it is more likely than not that the benefit of the net deferred tax assets will not be fully realized based on the Company’s current year loss and estimated future taxable income.

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

The Company has recorded a gross deferred tax asset in connection with the prior grants of restricted stock to employees and directors.  Subsequent to the grant of this stock the value has declined which could result in the reduction in the related deferred tax asset in the future.  At December 31, 2008, the Company has recorded a full valuation allowance against these deferred tax assets.

On January 2, 2008, the Company acquired all issued and outstanding stock of  SMLB, LTD, Inc.  In connection with this acquisition, the Company has recorded a deferred tax liability of $3,895.

In 2007, the Company acquired all issued and outstanding stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. The Company has recorded $470,173 of deferred tax liabilities related to this acquisition. This deferred tax liability is off-set in purchase accounting by a corresponding reduction in the Company’s previously recorded valuation allowance against net deferred tax assets.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income taxes” (“FIN 48”). The Company has analyzed its current tax reporting compliance positions for all open years, and has determined that it does not have any material unrecognized tax benefits. Accordingly, the Company has omitted the tabular reconciliation schedule of unrecognized tax benefits. The Company does not expect a material change in unrecognized tax benefits over the next 12 months. All of the Company’s prior tax federal, Maryland and Virginia filings from the 2005 tax year forward remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2002 tax year forward for both federal and Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2003 tax year forward for both federal and Virginia purposes.   SMLB’s statutes of limitation are open from the 2006 tax year for both federal and Illinois purposes.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	For the Year
	Ended Decemeber 31,
	2008	2007
Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	0.0%	0.0%
Effect of permanent differences	-14.0%	-0.3%
Effect of valuation allowance	-20.0%	-27.4%
Total	0.0%	6.3%

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with related party for less than $25,000.

The Company participated in transactions with the following entities affiliated through common ownership and management.  The Audit Committee of the Board reviewed and approved in advance all of these related party transactions in accordance with its written charter.

S3 Integration LLC S3 Integration LLC (S3 Integration) is owned 15% each by the Company’s Chief Executive Officer and President. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Systems, LLC (Chesapeake Systems) is 9% owned and significantly indebted to the Company’s Chief Executive Officer. Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Mission Critical, LLC (Chesapeake MC) is 9% owned each by the Company’s Chief Executive Officer and its President. Additionally, it is significantly indebted to the Company’s Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment and purchased certain assets of Chesapeake Tower Systems, Inc. in February 2007.

Chesapeake Tower Systems, Inc .. Chesapeake Tower Systems, Inc. (Chesapeake) is 100% owned by the Company’s Chief Executive Officer. On February 28, 2007 Chesapeake sold substantially all of its assets to Chesapeake Systems and Chesapeake MC and, except for an office space sublease agreement, does not engage in any business with the Company. Chesapeake was a manufacturer’s representative and distributor of mechanical and electrical equipment, which Chesapeake sold to the Company. In addition, the Company acted as a subcontractor to Chesapeake for certain equipment installation on project-by-project basis.

CTS Services, LLC (CTS) is 55% owned by the Company’s Chief Executive Officer and was 5% owned by the Company’s former Treasurer until the sale of his interest on December 31, 2008. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed.

L.H. Cranston Acquisition Group, Inc . L.H. Cranston Acquisition Group, Inc. (Cranston) is 25% owned by the Company’s Chief Executive Officer. Cranston is a mechanical, electrical and plumbing contractor that acts, directly or through its Subsidiary L.H. Cranston and Sons, Inc., as subcontractor to the Company on a project-by-project basis (See Note 17).

Telco P&C, LLC Telco P&C, LLC is 55% owned by the Company’s Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco as needed.

Automotive Technologies, Inc. Automotive Technologies, Inc. is 60% owned by the Company’s Chief Executive Officer and provides vehicle maintenance and repair services to the Company.

TPR Group, LLC TPR Group, LLC is 100% owned by the Company’s Chief Executive Officer and has provided human resources, employee benefit, and administrative services to TSS/Vortech.

TPR Group Re Three, LLC As of November 1, 2006, TPR Group Re Three, LLC (TPR Group Re Three) is owned 50% each by the Company’s Chief Executive Officer and its President. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The Company had an independent valuation, which determined the lease to be at fair value.

CSI Engineering, Inc. (CSI), which was 9% owned by the Company’s President, acts as an engineering services subcontractor to the Company and the Company acts as an electrical subcontractor to CSI. As of December 31, 2006, the President no longer had an interest in CSI.

GR Partners GR Partners, which is owned 50% by the Company’s Chief Executive Officer and President, leases office and field equipment to the Company under the terms of an equipment lease. In addition, the predecessor Company has paid fees for management services (which is included in general and administrative expenses).

The following table sets forth transactions the Company has entered into with the above related parties for the year ended December 31, 2008 and 2007, and Predecessor transactions for the period from January 1, 2007 through January 19, 2007.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Predecessor
	For the Year Ended December 31,		January 19,
	2008	2007	2007
Revenue
CTS Services, LLC	$201,902	$183,532	1,800
Chesapeake Systems, LLC	2,410	105,965	-
Chesapeake Mission Critical, LLC	93,385	106,627	-
S3 Integration, LLC	7,667	-	-
Total	$305,364	$396,124	1,800
Cost of Revenue
CTS Services, LLC	$2,944,485	$3,439,631	82,032
Chesapeake Systems, LLC	147,931	161,178	-
Chesapeake Mission Critical, LLC	105,516	144,924	-
Chesapeake Tower Systems, Inc.	-	1,052	8,225
S3 Integration, LLC	203,735	267,848	-
LH Cranston & Sons, Inc.	111,950	234,252	-
Telco P&C, LLC	383,268	29,174	-
Total	$3,896,885	$4,278,059	90,257
Selling, general and administrative
Office rent paid on Chesapeake sublease agmt	$257,825	$207,671	$16,016
Office rent paid to TPR Group Re Three, LLC	394,440	384,271	26,472
Vehicle repairs to Automotive Technologies, Inc.	-	4,442	656
Total	$652,265	$596,384	43,144

	Successor		Predecessor
	December 31,	December 31,	January 19,
	2008	2007	2007
Accounts receivable/(payable):
CTS Services, LLC	$50,437	$44,821	$231,135
CTS Services, LLC	(584,460)	(2,969,671)	(207,195)
Chesapeake Systems, LLC	-	611	-
Chesapeake Systems, LLC	-	(873)	-
Chesapeake Mission Critical, LLC	15,900	104,397	-
Chesapeake Mission Critical, LLC	-	(18,950)	-
Chesapeake Tower Systems, Inc.	-	-	2,336
Chesapeake Tower Systems, Inc.	-	-	(8,225)
Telco P&C, LLC	(21,154)	(8,000)	-
LH Cranston & Sons, Inc.	(67,455)	(11,575)	-
S3 Integration, LLC		-	150
S3 Integration, LLC	(53,630)	(60,556)	(42,918)
Total Accounts receivable	66,337	$149,829	233,621
Total Accounts (payable)	$(726,699)	$(3,069,625)	$(258,338)

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)  Commitments, Contingencies and Other

A)	Summary

The following table provides information regarding our contractual obligations and commercial commitments as of December 31, 2008.
	Payments Due by Period
	Total	2009	2010	2011	2012
Long-term debt	$6,707,940	$1,823,665	$2,985,429	$1,560,471	$338,375
Operating leases	2,257,416	922,820	695,758	582,698	56,140
Contractual purchase commitments	36,006,335	36,006,335	-	-	-
Total	$44,971,691	$38,752,820	$3,681,187	$2,143,169	$394,515

B)	Leases

Under operating leases, the Company leases certain facilities, equipment and vehicles for use in its operations. Total rent expense was $1.2 million and $1.0 million for the years ended December 31, 2008 and December 31, 2007, respectively, and was nominal for  the period from January 1, 2007 through January 19, 2007.

C)	Legal Matters

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

D)	Employment Agreements

On January 19, 2007, the Company entered into employment agreements with our Vice-Chairman (Mr. Weiss), Chief Executive Officer and President and a consulting agreement (the agreements) with an entity controlled by the Vice-Chairman (Mr. McMillen), each of whom have been serving in that capacity since then. In August 2007, the Company entered into an employment agreement with its Chief Financial Officer. The employment agreements were filed as part of a current report on Form 8-K on January 25, 2007 and on August 8, 2007, respectively. The agreements specify annual salary, benefits and incentive compensation for the terms of the agreement.  The agreements also provide for twelve months salary if the employee or consultant is terminated other than for cause.

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

On August 26, 2008, the aforementioned agreements were amended to reduce the individuals’ respective compensation and bonuses and additionally in the case of the Vice Chairmen term extensions.  The amended agreements were filed as part of a current report on Form 10-Q on November 14, 2008.

The agreements with the Chief Executive Officer and President also provided a share performance bonus plan.  The bonus plan expired on July 13, 2008, without any shares being earned and issued.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  Unaudited Quarterly Financial Data

	Successor
2008 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$37,168,297	$25,781,523	$20,149,876	$19,432,080
Operating loss	(21,382,289)	(3,518,156)	(5,505,380)	(2,257,130)
Net loss	(21,421,789)	(3,217,911)	$(5,994,318)	$(2,300,200)
Net income per share – basic and diluted	(1.70)	(0.26)	(0.50)	(0.19)

2007 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$18,223,808	$12,692,772	$10,862,307	$8,676,937
Operating loss	(1,645,046)	(2,725,168)	(2,650,115)	(1,662,454)
Net loss	(1,165,087)	(2,621,052)	(2,558,964)	(1,032,008)
Net loss per share – basic and diluted	(0.10)	(0.22)	(0.21)	(0.09)

Predecessor
January 1, 2007
through
January 19,2007
Revenue	$1,412,137
Operating income (loss)	(284,902)
Net income	(281,153)

* The Predecessor was a limited liability company accordingly no earnings per share data is computed.

Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods.

(17)  Subsequent Events

On February 28, 2009, Mr. Thomas Rosato, Chief Executive Officer, sold his 25% interest in LH Cranston Acquisition Group, Inc.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective at that time for the purpose of ensuring that information required to be disclosed by the Company in reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and  (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2008.  We had neither the resources, nor the personnel, to provide an adequate control environment.  The following material weaknesses in our internal control over financial reporting existed at December 31, 2008:  (i) we did not have the ability to segregate duties; (ii) we lacked formal documentation of policies and procedures that were in place; (iii) controls are inadequate to reasonably assume compliance with generally accepted accounting principles related to revenue.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K. We will be required, however, to provide the attestation report in our annual report for the fiscal year ending December 31, 2009.

Changes in Internal Control Over Financial Reporting

We had begun to address the material internal control weaknesses summarized above beginning in the first quarter of 2008, with the goal of eliminating such deficiencies by the middle of 2009.  During 2008 and into 2009 the Company: (i) hired additional personnel and now believes that it has adequate financial personnel to accommodate changes in our business; (ii) hired a Chief Information Officer and now believes that our general computer controls and procedures, which were reported as a material weakness in our 2007 management’s report of internal control over financial reporting have been remediated and are adequate.  During 2009 we will address the material weaknesses identified as of December 31, 2008.  We plan to continue working with a certified public accounting firm to assist us in our documentation and testing of internal controls over financial reporting in 2009.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding our directors, executive officers and corporate governance matters may be found in Fortress International Group, Inc.’s Proxy Statement relating to our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation” and “Compensation Committee Report” in the 2009 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the 2009 Proxy Statement and is incorporated herein by reference

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Public Accountants” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1).   Financial Statements:

We have filed the following documents as part of this Annual Report on Form 10-K:

Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008 (Successor) and December 31, 2007 (Successor), and for the period from January 1, 2007 through January 19, 2007 (Predecessor)
F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 (Successor) and 2007 (Successor)  and Consolidated Statements of Members’ Equity for the period from January 1, 2007 through January 19, 2007 (Predecessor)
F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 (Successor) and December 31, 2007 (Successor) and for the period from January 1, 2007 through January 19, 2007 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-7

(a)(2).  Financial Statements Schedules:

Schedule II—Valuation and Qualifying Accounts for fiscal years ended December 31, 2008 and 2007 (Successor), and the period from January 1, 2007 through January 19, 2007 (Predecessor).

	Balance at			Balance at
	Beginning			End of
Successor	of Period	Additions	Deductions	Period
2008
Allowance for doubtful accounts	$(65,000)	$(95,000)	$10,000	$(150,000)
Allowance for unrealizable deferred tax assets	(2,040,239)	(7,387,784)	-	(9,428,023)

2007
Allowance for doubtful accounts	$-	$(79,611)	$14,611	$(65,000)
Allowance for unrealizable deferred tax assets		(2,476,404)	436,165	(2,040,239)

	Balance at			Balance at
	Beginning	Additions		End of
Predecessor	of Period	at Cost	Deductions	Period
January 1, 2007-January 19, 2007
Allowance for doubtful accounts	$(75,000)	$-	$-	$(75,000)

(a)(3).   Index to Exhibits:

Exhibit Number	Description

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

10.7‡
Employment Agreement between Harvey L. Weiss and the Company, dated January 19, 2007 (previously filed with the Commission as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.8‡
Executive Consulting Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Washington Capital Advisors, Inc. (previously filed with the Commission as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.9‡
Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Thomas P. Rosato (previously filed with the Commission as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008(previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.10‡
Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.11
Registration Rights Agreement among the Company and the Initial Stockholders (previously filed with the Commission as Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference)

10.12‡	Non-Employee Director Compensation Policy (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference)
10.13
Form of Restricted Stock Agreement (Employees Only) (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference)

10.14*	Form of Restricted Stock Unit Agreement
10.15‡
Executive Employment Agreement, dated as of August 6, 2007, between Fortress International Group, Inc. and Timothy C. Dec (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.16‡
Prepayment Agreement, dated as of August 29, 2007, between Fortress International Group, Inc. and Thomas P. Rosato (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2007 and incorporated herein by reference)

10.17
Stock Purchase Agreement, dated September 24, 2007, between Innovative Power Systems Inc., the Stockholders of Innovative Power Systems Inc., Quality Power Systems, Inc., the Stockholders of Quality Power Systems, Inc., and the Company (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007 and incorporated herein by reference)

10.18†
Membership Interest Purchase Agreement, dated November 30, 2007, between Rubicon Integration, LLC, each of the members of Rubicon and the Company (previously filed with the Commission as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 and incorporated herein by reference)

10.19
Stock Purchase Agreement by and among SMLB, Ltd, the Stockholders of SMLB, Ltd, and the Company dated January 2, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 1, 2008 and incorporated herein by reference)

21*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP regarding Fortress International Group, Inc. financial statements for the year ended December 31, 2008.
23.2*	Consent of Grant Thornton LLP regarding Vortech L.L.C. and VTC L.L.C. financial statements for the period from December 31, 2007 and January 1, 2007 through January 19, 2007.
31.1*	Certificate of Fortress International Group, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Fortress International Group, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificates of Fortress International Group, Inc. Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

Fortress International Group, Inc.

Date: March 31, 2009	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: March 31, 2009	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

Name	Position	Date

/s/ Thomas P. Rosato	Chief Executive Officer and Director	March 31, 2009
Thomas P. Rosato	(Principal Executive Officer)

/s/ Timothy C. Dec	Chief Financial Officer	March 31, 2009
Timothy C. Dec	(Principal Financial Officer and Accounting Officer)

/s/ Gerard J. Gallagher	President and Director	March 31, 2009
Gerard J. Gallagher

/s/ Asa Hutchinson	Director	March 31, 2009
Asa Hutchinson

/s/ William L. Jews	Director	March 31, 2009
William L. Jews

/s/ C. Thomas McMillen	Vice-Chairman and Director	March 31, 2009
C. Thomas McMillen

/s/ David J. Mitchell	Director	March 31, 2009
David J. Mitchell

/s/ John Morton, III	Chairman and Director	March 31, 2009
John Morton, III

/s/ Donald L. Nickles	Director	March 31, 2009
Donald L. Nickles

/s/ Harvey L. Weiss	Vice - Chairman and Director	March 31, 2009
Harvey L. Weiss