Form 10-Q
period 2009-03-31
Fortress International Group, Inc.
filed 2009-05-14
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.
  (Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7226 DeForest Drive, Suite 203 Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

(410) 423-7438
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of April 30, 2008                12,661,716

FORTRESS INTERNATIONAL GROUP, INC.
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$8,277,286	$12,448,157
Contract and other receivables, net	17,268,293	21,288,660
Costs and estimated earnings in excess of billings
on uncompleted contracts	3,924,909	3,742,530
Prepaid expenses and other current assets	867,814	539,124
Total current assets	30,338,302	38,018,471
Property and equipment, net	787,212	824,487
Goodwill	4,811,000	4,811,000
Intangible assets, net	12,867,129	13,559,234
Other assets	260,823	225,853
Total assets	$49,064,466	$57,439,045
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$110,601	$1,688,845
Convertible note, current portion	1,333,333	-
Accounts payable and accrued expenses	20,974,510	24,394,990
Billings in excess of costs and estimated earnings
on uncompleted contracts	3,307,477	6,047,765
Total current liabilities	25,725,921	32,131,600
Notes payable, less current portion	291,034	311,709
Convertible notes, less current portion	2,666,667	4,000,000
Other liabilities	55,224	137,198
Total liabilities	28,738,846	36,580,507
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares
issued or outstanding	-	-
Common stock- $.0001 par value, 100,000,000 shares authorized; 12,837,296 and 12,797,296 issued; 12,661,716 and 12,621,716 outstanding at
March 31,2009 and December 31, 2008, respectively	1,283	1,279
Additional paid-in capital	61,745,903	61,262,218
Treasury stock, 175,580 shares at cost at March 31, 2009 and December 31, 2008	(869,381)	(869,381)
Accumulated deficit	(40,552,185)	(39,535,578)
Total stockholders’ equity	20,325,620	20,858,538
Total liabilities and stockholders’ equity	$49,064,466	$57,439,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31, 2009	March 31, 2008
Results of Operations:
Revenue	$30,071,329	$19,432,080
Cost of revenue	26,403,191	16,020,878
Gross profit	3,668,138	3,411,202
Operating expenses:
Selling, general and administrative	3,853,661	4,806,070
Depreciation and amortization	103,422	106,877
Amortization of intangibles	692,105	755,385
Total operating costs	4,649,188	5,668,332
Operating loss	(981,050)	(2,257,130)
Interest income (expense), net	(35,548)	(43,070)
Net loss	$(1,016,598)	$(2,300,200)
Per Common Share (Basic and Diluted):
Basic and diluted net loss	$(0.08)	$(0.19)
Weighted average common shares outstanding-basic and diluted	12,641,716	12,073,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net loss	$(1,016,598)	$(2,300,200)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	103,422	106,877
Amortization of intangibles	692,105	857,310
Provision for doubtful accounts	25,000	55,000
Stock and warrant-based compensation	483,689	357,746
Extinguishment of contract liabilities	(269,217)	-
Other non-cash income, net	1,533	-
Changes in operating assets and liabilities, net of the effects from acquisitions:
Contracts and other receivables	3,995,367	6,945,193
Costs and estimated earnings in excess of billings on uncompleted
contracts	(182,379)	(106,434)
Prepaid expenses and other current assets	(328,690)	(305,039)
Other assets	(34,970)	25,967
Accounts payable and accrued expenses	(3,151,272)	(4,698,613)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(2,740,288)	(1,575,681)
Other liabilities	(83,507)	-
Net cash used in operating activities	(2,505,805)	(637,874)
Cash Flows from Investing Activities:
Purchase of property and equipment	(66,147)	(79,783)
Purchase of SMLB, net of cash acquired	-	(2,094,561)
Deferred acquisition costs	-	(432,837)
Net cash used in investing activities	(66,147)	(2,607,181)
Cash Flows from Financing Activities:
Payments on notes payable	(1,598,919)	(1,535,325)
Net cash used in financing activities	(1,598,919)	(1,535,325)
Net decrease in cash	(4,170,871)	(4,780,380)
Cash, beginning of period	12,448,157	13,172,210
Cash, end of period	$8,277,286	$8,391,830
Supplemental disclosure of cash flow information:
Cash paid for interest	$115,278	$113,474
Cash paid for taxes	116,411	-
Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with the acquisition of SMLB	$-	$500,000
Promissory notes payable issued in connection with the acquisition of SMLB	-	500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are for the three months ended March 31, 2009 and 2008 for Fortress International Group, Inc. (“Fortress” or the “Company”).  The results of operations attributable to each acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

On July 20, 2005, the Company closed its initial public offering (IPO) of 7,800,000 units, including an over-allotment option of 800,000 units, with each unit consisting of one share of our common stock and two warrants (each to purchase one share of common stock at $5.00). Of the total IPO proceeds of $43,183,521, net of issuance, costs, $41,964,000 was placed into a trust fund and the remaining $1,219,521 were available to fund operations in the pursuit of acquiring a company.

On January 19, 2007, the Company acquired all of the outstanding interest in VTC, L.L.C. and Vortech, L.L.C. (“TSS/Vortech”) in exchange for a combination of cash, the Company’s common stock, and issuance of two convertible notes. The acquisition transformed the Company from a special acquisition corporation to an operating business. Concurrent with the acquisition, the Company changed its name to Fortress International Group, Inc.

After acquiring TSS/Vortech, the Company continued its expansion through the acquisitions of Comm Site of South Florida, Inc. on May 7, 2007 (“Comm Site”), Innovative Power Systems, Inc. and Quality Power Systems, Inc. (collectively, “Innovative”) on September 24, 2007, Rubicon Integration, LLC (“Rubicon”) on November 30, 2007, and  SMLB LTD (“SMLB”), on January 2, 2008.  As applicable, the Company also acquired these companies’ operating subsidiaries. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition. All inter-company transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

 On April 1, 2009, Financial Accounting Standards Board (FASB) Staff Position (FSP) No.141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1, was issued. FSP 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations (SFAS 141(R)) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). An acquirer should recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. An acquirer should disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The SEC issued a final rule RIN 3235-AJ71 Interactive Data to Improve Financial Reporting, requiring companies to provide financial statements information in a form that is intended to improve its usefulness to investors. This final rule applies to public companies and foreign private issuers that prepare their financial statements in accordance with GAAP and foreign private issuers that prepare their financial statements using International Financial Reporting Standards (IFRS). Companies will provide their financial statements to the SEC and on their corporate website in interactive data format using eXtensible Business Reporting Language (XBRL). The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. The Company will be required to submit an interactive data file starting 2011.

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company could be required in fiscal 2016 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company will assess the impact that this potential change would have on our condensed consolidated financial statements and it will continue to monitor the development of the potential implementation of IFRS.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Accounts Receivable, net

The Company had accounts receivable allowances of $175,000 and $150,000 at March 31, 2009 and December 31, 2008, respectively.  Included in accounts receivable was retainage associated with construction projects totaling $1.0 million and $0.4 million at March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, accounts receivable include $1.8 million due from two customers to whom the Company offered extended payment terms.  During the first quarter of 2009, the Company executed a note receivable for $0.8 million which has a six-month repayment schedule.  In April 2009, the Company received $200,000, plus the first of six remaining payments on such new note.

As of December 31, 2008, accounts receivable of $1.0 million is due from a customer to whom the Company has offered extended payment terms.  The customer executed a promissory note of $1.0 million bearing interest at 8% per annum with payments of interest only due monthly.  The balance of the note is due in full on June 15, 2009.

During the second quarter 2008, the Company recognized a $0.7 million loss on a customer contract due to concerns as to whether the amounts due from this customer were collectible. During the three months ended March 31, 2009, the Company finalized the extinguishment of approximately $0.3 million due to two vendors contract assignment. Pursuant to the contract assignment these two vendors have relieved the Company of its obligation previously recorded by the Company. These vendors will pursue collection remedy independently and without recourse to the Company per terms of the assignment. The Company recorded the extinguishment of the amount due these two vendors as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the three months ended March 31, 2009.

(3)	Acquisition

On November 30, 2007, the Company acquired 100% of the membership interests of Rubicon. The purchase agreement executed in connection with the Rubicon transaction contains earn-out provisions that may require the Company to make an additional payment to be calculated based on excess profits during the applicable earn-out periods. Under the Rubicon earn-out arrangement at December 31, 2008, the Company recorded approximately $0.5 million for the 2008 earn-out period which began December 1, 2007 and continued through December 31, 2008 (2008 Earn-out).  Per the terms of the purchase agreement on March 31, 2009, the Company delivered the 2008 Earn-out calculation and the Rubicon sellers have separately responded with a calculation of $1.7 million, based on varying interpretations of the purchase agreement. Subsequently, the Company entered into discussions with the Rubicon sellers regarding the 2008 Earn-out.  The Company has made no payment for the 2008 Earn-out, which will be paid subject to finalizing these discussions.

(4)	Property and Equipment, net

Major classes of property and equipment are summarized as follows:

	March 31,	December 31,
	2009	2008
Vehicles	$164,576	$164,576
Trade equipment	139,143	139,143
Leasehold improvements	500,040	500,040
Furniture and fixtures	38,694	38,694
Computer equipment and software	918,690	852,545
	1,761,143	1,694,998
Less accumulated depreciation	(973,931)	(870,511)
Property and equipment, net	$787,212	$824,487

(5)	Goodwill and Other Intangibles, net

There have been no changes in carrying amount of goodwill during the three months ended March 31, 2009.  Other intangible assets, net consisted of the following:

	March 31, 2009			December 31, 2008
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Carrying Amount	Amortization	Amount	Carrying Amount	Amortization	Amount

Finite Lived-Intangible assets:
Customer relationships	$17,630,000	$(5,067,120)	$12,562,880	$17,630,000	$(4,469,474)	$13,160,526
Non competition agreement	740,600	(496,351)	244,249	740,600	(401,892)	338,708
Total	18,370,600	(5,563,471)	12,807,129	18,370,600	(4,871,366)	13,499,234
Indefinite Lived-Intangible assets:
Trade name	60,000	-	60,000	60,000	-	60,000
Net other intangible assets	$18,430,600	$(5,563,471)	$12,867,129	$18,430,600	$(4,871,366)	$13,559,234

There were no changes in the carrying amount of other intangibles during the three months ended March 31, 2009.

(6)	Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is computed as follows:

	For the Three Months Ended March 31,
	2009	2008
Net loss	$(1,016,598)	$(2,300,200)
Basic and diluted weighted average common shares	12,641,716	12,073,072
Net loss per share	$(0.08)	$(0.19)

As of March 31, 2009, there were unvested restricted stock and restricted stock units, options to purchase units, convertible unsecured promissory notes, and warrants outstanding which were convertible to purchase 688,667, 2,100,000, 533,333, and 15,710,300 shares of common stock, respectively. These were excluded in the computation of diluted net loss per common share for the three months ended March 31, 2009, as their inclusion would be anti-dilutive.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Employee Benefit Plans

Restricted Stock

For the three months ended March 31, 2009 and March 31, 2008, the Company granted 40,000 and 2,000 shares of restricted stock, respectively, and restricted stock units of 20,000 and zero, respectively, under the 2006 Omnibus Incentive Compensation Plan. For the three months ended March 31, 2009 and 2008, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $393,683 and $370,193, respectively, and in cost of revenue recorded $90,006 and $128,975, respectively. There was no other restricted stock activity.

(8)	Options to Purchase Units and Warrants

At March 31, 2009 and December 31, 2008, there were options to purchase units and warrants outstanding which were convertible to a total of 17,810,300 of shares of common stock. Both the option to purchase units and warrant have a cashless exercise feature, whereby the holder may elect to receive a net amount of shares and forego the payment of the strike price.

In 2007, the Company entered into a one-year agreement with an advisor to whom the Company issued a warrant for the purchase of 125,000 shares of our common stock, in exchange for consulting services. The fair value of these warrants has been determined using the Black-Scholes model and is recognized over the term of the agreement. For the three months ended March 31, 2008, the computed Black-Scholes value of the warrant declined $141,422, resulting in a corresponding reduction in selling, general and administrative expense.

(9)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. APB No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of March 31, 2009 and December 31, 2008, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable.

The Company’s effective tax rate is based upon the rate expected to be applicable to the full fiscal year.

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As of March 31, 2009, we do not have any material gross unrecognized items.

The Company files a consolidated federal tax return and in states that allow it, and in other states the Company files separate tax returns.

The Company’s prior federal and state income tax filings since 2005 remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2005 tax year forward for both federal and Commonwealth of Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2005 tax year forward for both federal and Commonwealth of Virginia purposes. SMLB’s statutes of limitation are open from the 2005 tax year forward for both federal and State of Illinois purposes.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	Notes Payable

	March 31,	December 31,
	2009	2008

Convertible, unsecured promissory note, due 2012 (6.0%)	$4,000,000	$4,000,000
Unsecured promissory note, due 2009 (6.0%)	-	1,575,618
Unsecured promissory note, due 2010 (6.0%)	120,572	120,572
Unsecured promissory note, due 2011 (6.0%)	265,227	283,457
Vehicle notes	15,836	20,907
Total debt	4,401,635	6,000,554
Less current portion	1,443,934	1,688,845
Total debt, less current portion	$2,957,701	$4,311,709

For the three months ended March 31, 2009 and 2008, the Company made principal repayments of $1.6 million and $1.5 million, respectively.  Otherwise, there were no new issuances of debt during the three months ended March 31, 2009.

(11)	Related Party Transactions

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

S3 Integration, LLC S3 Integration LLC (S3 Integration) is owned 15% each by the Company’s Chief Executive Officer and President. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Systems, LLC (Chesapeake Systems) is 9% owned and significantly indebted to the Company’s Chief Executive Officer. Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment.

Chesapeake Mission Critical, LLC (Chesapeake MC) is 9% owned each by the Company’s Chief Executive Officer and its President. Additionally, it is significantly indebted to the Company’s Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment.

CTS Services, LLC (CTS) is 55% owned by the Company’s Chief Executive Officer and was 5% owned by the Company’s former Treasurer until the sale of his interest on December 31, 2008. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed. On April 1, 2009, the Company’s Chief Executive Officer sold 46% of his interest in CTS, reducing his ownership to 9%.

L.H. Cranston Acquisition Group, Inc. L.H. Cranston Acquisition Group, Inc. (Cranston) was 25% owned by the Company’s Chief Executive Officer until the sale of his interest on February 28, 2009. Cranston is a mechanical, electrical and plumbing contractor that acts, directly or through its Subsidiary L.H. Cranston and Sons, Inc., as subcontractor to the Company on a project-by-project basis.

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

The following table sets forth transactions the Company has entered into with the above related parties for the three months ended March 31, 2009 and 2008.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by Company should not be expected.

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Revenue
CTS Services, LLC	$2,000	$106,049
Chesapeake Mission Critical, LLC	139,273	29,564
Total	$141,273	$135,613
Cost of Revenue
CTS Services, LLC	$620,212	$358,623
Chesapeake Systems, LLC	-	14,910
Chesapeake Mission Critical, LLC	10,030	39,298
S3 Integration, LLC	146,961	37,406
LH Cranston & Sons, Inc.	258,897	-
Telco P&C, LLC	12,696	-
Total	$1,048,796	$450,237
Selling, general and administrative
Office rent paid on Chesapeake sublease agmt	81,705	57,508
Office rent paid to TPR Group Re Three, LLC	100,927	97,691
Total	$182,632	$155,199

	March 31,	December 31,
	2009	2008
Accounts receivable/(payable):
CTS Services, LLC	$43,247	$50,437
CTS Services, LLC	(542,302)	(584,460)
Chesapeake Mission Critical, LLC	86,170	15,900
Chesapeake Mission Critical, LLC	(27,723)	-
Telco P&C, LLC	(1,150)	(21,154)
LH Cranston & Sons, Inc.	(68,763)	(67,455)
S3 Integration, LLC	(44,910)	(53,630)
Total Accounts receivable	$129,417	$66,337
Total Accounts (payable)	$(684,848)	$(726,699)

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

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as “Total Site Solutions” (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to “Fortress International Group, Inc.”  The acquisition fundamentally transformed the Company from a special purpose acquisition corporation to an operating business.

Building on the TSS/Vortech business, management continued an acquisition strategy to expand our geographical footprint, add complementary services, and diversify and expand our customer base. After acquiring TSS/Vortech, the Company continued its expansion through the acquisitions of Comm Site of South Florida, Inc. on May 7, 2007 (“Comm Site”), Innovative Power Systems, Inc. and Quality Power Systems, Inc. (collectively, “Innovative”) on September 24, 2007, Rubicon Integration, LLC (“Rubicon”) on November 30, 2007 and SMLB Ltd. (“SMLB”) on January 2, 2008.

With the acquired companies, we provide comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

Competition in Current Economic Environment

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in mission-critical market.  These larger competitors have an infrastructure and support greater than ours and accordingly, we have begun to experience some price pressure as some companies are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date due to the economic uncertainty or lack of access to capital.  This type of delay was demonstrated by our largest customer, which led us to significantly reduce our backlog by $144.9 million to 63.1 million at December 31, 2008 although a formal cancellation of contracted amounts has not been received.

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

Although we will closely monitor our proposal pricing and the volume of the work, we can not be certain that our current margins will be sustained.  Furthermore, given the environment, to the extent the volume of our contracts further decrease, we may have to take additional measures to reduce our operating costs through additional reductions in general, administrative and marketing costs, including potential reductions in personnel and related costs.

Contract Backlog

We believe an indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents our estimate of anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contracts. We have broken our backlog into the following three categories: (i) technology consulting consisting of services related to consulting and/or engineering design contracts, (ii) construction management, and (iii) facility management.

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis and time and materials basis, and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At March 31, 2009, we had authorizations to proceed with work for approximately $22.9 million, or 50% of our total backlog of $45.5 million. At December 31, 2008, we had authorizations to proceed with work for approximately $51.6 million, or 82% of our total backlog of $63.1 million. Additionally, approximately $32.1 million, or 71% of our backlog, relates to three customers at March 31, 2009 and $36.0 million, or 57%, to one customer at December 31, 2008.

As of March 31, 2009, our backlog was approximately $45.5 million, compared to approximately $63.2 million at December 31, 2008. We believe that approximately 47% of the backlog at March 31, 2009 will be recognized during the next nine months. The following table reflects the value of our backlog in the above three categories as of March 31, 2009 and December 31, 2008, respectively.

(In millions)

	March 31,	December 31,
	2009	2008
Technology consulting	$3.0	$4.0
Construction management	32.2	48.7
Facilities management	10.3	10.5
Total	$45.5	$63.2

Condensed Consolidated Statements of Operations

	(Unaudited)
	For the Three Months Ended
	March 31, 2009	March 31, 2008
Results of Operations:
Revenue	$30,071,329	$19,432,080
Cost of revenue	26,403,191	16,020,878
Gross profit	3,668,138	3,411,202
Operating expenses:
Selling, general and administrative	3,853,661	4,806,070
Depreciation and amortization	103,422	106,877
Amortization of intangibles	692,105	755,385
Total operating costs	4,649,188	5,668,332
Operating loss	(981,050)	(2,257,130)
Interest income (expense), net	(35,548)	(43,070)
Net loss	$(1,016,598)	$(2,300,200)

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of the financial statements included elsewhere in this Quarterly Report on Form 10-Q requires that management make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates.

        We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. Our revenue is derived from the following types of contractual arrangements: fixed-price contracts, time-and-materials contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). Revenue from fixed-price contracts is accounted for under the application of  Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs. The cost to total cost method is used because management considers cost incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

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

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of our standard management process, facts develop that require us to revise our estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the revisions become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

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

As of March 31, 2009, accounts receivable of $1.8 million is due from two customers to whom we offered extended payment terms.  During the first quarter 2009, we executed a note receivable for $0.8 million which has a six-month repayment schedule.  In April 2009, we received $200,000, plus the first of six remaining payments on the new note issued in the first quarter of 2009.

During the second quarter 2008, we recognized a $0.7 million loss on customer contract due to concerns as to whether the amounts due from this customer were collectible. During the three months ended March 31, 2009, we finalized a contract assignment totaling $0.3 million to two vendors that were included in the prior year loss estimate.   As the vendors will pursue a collection remedy independently and without recourse to us per the terms of the assignment, we recorded an associated reduction to cost of sales of $0.3 million during the three months ended March 31, 2009.

Non-cash Compensation

We apply the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), therefore, the recognition of the value of the instruments results in compensation or professional expenses in  our financial statements. The expense differs from other compensation and professional expenses in that these charges are typically settled through the issuance of common stock or stock purchase warrants, which would have a dilutive effect upon earnings per share, if and when such warrants are exercised or restricted stock vests. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

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

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of its long-lived assets as of March 31, 2009 are fully realizable.

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

Effective January 1, 2007, we were required to adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).” FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, we were in essence a “blank check” company with no substantive operations. Management has concluded that the adoption of FIN 48 had no material effect on our financial position or results of operations. As of March 31, 2009, we do not have any material gross unrecognized tax benefit liabilities.

We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Recently Issued Accounting Pronouncements

On April 1, 2009, Financial Accounting Standards Board (FASB) Staff Position (FSP) No.141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1, was issued. FSP 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations (SFAS 141(R)) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). An acquirer should recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. An acquirer should disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The SEC issued a final rule, RIN 3235-AJ71 Interactive Data to Improve Financial Reporting, requiring companies to provide financial statement information in a form that is intended to improve its usefulness to investors. This final rule applies to public companies and foreign private issuers that prepare their financial statements in accordance with GAAP and foreign private issuers that prepare their financial statements using International Financial Reporting Standards (IFRS). Companies will provide their financial statements to the SEC and on their corporate website in interactive data format using eXtensible Business Reporting Language (XBRL). The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. We will be required to submit an interactive data file starting in June 30, 2011.

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2016 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our condensed consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

Results of operations for the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

Revenue. Revenue increased $10.7 million to $30.1 million for the three months ended March 31, 2009 from $19.4 million for the three months ended March 31, 2008. The increase is primarily driven by a $10.1 million increase in construction management services, which included revenue from a quick-build project that started late in the fourth quarter of 2008 and continued through the first quarter 2009.  The remaining increase of approximately $0.6 million is attributable to an increase in revenue from technology services.

Cost of Revenue. Cost of revenue increased $10.4 million to $26.4 million for the three months ended March 31, 2009 from $16.0 million for the three months ended March 31, 2008. The increase is primarily driven by a $10.2 million increase in construction management services, which included a quick-build project that started late in the fourth quarter of 2008 and continued through the first quarter of 2009.

Gross Margin Percentage. Gross margin percentage declined to 12.2% for the three months ended March 31, 2009 compared to 17.6% for the three months ended March 31, 2008. The decline in gross margin is attributable to contraction in gross margin percentage in the construction management services, which decreased by 6.2% to 8.9% for the three months ended March 31, 2009 from 15.1% for the three months ended March 31, 2008.  The decline in gross margin for construction management services is due to the competitive environment in which we have contracted work at lower than historic margins.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.9 million to $3.9 million for the three months ended March 31, 2009 from $4.8 million for the three months ended March 31, 2008. The decrease is primarily driven by   $0.7 million decrease in salaries due to a reduction in headcount and an increase in utilization.  The remaining decline is attributable to a reduction in professional fees and travel.  To the extent we continue to experience delays in the timing of revenues associated with certain customers and lower margins, we may take additional actions to reduce operating costs associated with personnel and related costs.

Depreciation. Depreciation remained consistent at $0.1 million for the three months ended March 31, 2009 compared to $0.1 million for the three months ended March 31, 2008.

Amortization of intangible assets. Amortization expense decreased $0.1 million to $0.7 million for the three months ended March 31, 2009 from $0.8 million for the three months ended March 31, 2008. The slight decrease in amortization expense was attributable to the fact that our existing contracts intangibles which were fully amortized in 2008.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($35,548) for the three months ended March 31, 2009 compared to ($43,070) for the three months ended March 31, 2008.

Financial Condition, Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2009	2008	Change
Net loss	$(1,016,598)	$(2,300,200)	$1,283,602
Adjustments to reconcile net loss to net cash
used in operations:
Amortization of intangibles	692,105	857,310	(165,205)
Stock and warrant-based compensation	483,689	357,746	125,943
Extinguishment of contract liabilities	(269,217)	-	(269,217)
Other non-cash items	129,955	161,877	(31,922)
Net adjustments to reconcile net income for non-cash items	1,036,532	1,376,933	(340,401)
Net change in working capital	(2,525,739)	285,393	(2,811,132)
Cash used in operations	(2,505,805)	(637,874)	(1,867,931)
Cash used in investing	(66,147)	(2,607,181)	2,541,034
Cash used in financing	(1,598,919)	(1,535,325)	(63,594)
Net decrease in cash	$(4,170,871)	$(4,780,380)	$609,509

Cash and cash equivalents decreased $4.2 million to $8.3 million at March 31, 2009 from $12.4 million at December 31, 2008. The decrease was primarily attributable to $2.5 million used in operating activities, $0.1 million for investing activities, and $1.6 million used in the repayment of notes payable.

Operating Activity

Net cash used in operations operating activities totaled $2.5 million for the three months ended March 31, 2009 compared to $0.6 million for the three months ended March 31, 2008. The decrease in operating cash flow was primarily attributable to a $2.8 million decrease in working capital, partially offset by decrease in net loss of $1.3 million.  The decrease in working capital was due to changes is contracts receivable and billings in excess, partially offset by changes in accounts payable in accrued expenses.

Investing Activity

Net cash used in investing activities decreased $2.5 million to $0.1 million for the three months ended March 31, 2009 from $2.6 million for the three months ended March 31, 2008.  For the three months ended March 31, 2009, cash was used for acquisition of property and equipment.  For the three months ended March 31, 2008, cash used for acquisitions and related activity totaled $2.5 million due primarily to the SMLB acquisition.

Financing Activity

Net cash used in financing increased $0.1 million to $1.6 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008.  For the three months ended March 31, 2009 and 2008 seller note repayments totaled $1.6 million and $1.5 million, respectively.

Non-Cash Activity

There was no non-operating, non-cash activity during the three months ended March 31, 2009.  During the three months ended March 31, 2008, in connection with the purchase of SMLB, we issued to the sellers $0.5 million of unsecured promissory notes, bearing interest at 6% per annum and repayable over a three-year term.

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

Off Balance Sheet Arrangements

As of March 31, 2009, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4T. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting for the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act including statements regarding:

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

Without limiting the foregoing, the words “believes,” “anticipates,” ”plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our 2008 Annual Report on Form 10-K, as updated or supplemented by this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1
Form of Restricted Stock Unit Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2009 and incorporated herein by reference).

31.1*	Certification of Fortress International Group, Inc. Chief Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Fortress International Group, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Fortress International Group, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: May 14, 2009	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Office)

Date: May14, 2009	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer and Principal Financial Officer)