Form 10-Q
period 2009-06-30
Fortress International Group, Inc.
filed 2009-08-14
CIK 1320760

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.
  (Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7226 Lee DeForest Drive, Suite 203 Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

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

Common Stock, par value $0.0001 per share, as of July 31, 2009 12,854,610

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008
Current Assets
Cash and cash equivalents	$5,267,230	$12,448,157
Contract and other receivables, net	12,595,012	21,288,660

Costs and estimated earnings in excess of billings on uncompleted contracts	2,300,648	3,742,530
Prepaid expenses and other current assets	1,002,438	539,124
Total current assets	21,165,328	38,018,471
Property and equipment, net	710,925	824,487
Goodwill	4,474,563	4,811,000
Other intangible assets, net	211,134	13,559,234
Other assets	268,470	225,853
Total assets	$26,830,420	$57,439,045
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$603,131	$1,688,845
Convertible note, current portion	1,666,666	-
Accounts payable and accrued expenses	14,089,665	24,394,990

Billings in excess of costs and estimated earnings on uncompleted contracts	3,812,514	6,047,765
Total current liabilities	20,171,976	32,131,600
Notes payable, less current portion	247,492	311,709
Convertible notes, less current portion	2,333,334	4,000,000
Other liabilities	56,626	137,198
Total liabilities	22,809,428	36,580,507
Commitments and Contingencies	-	-
Stockholders’ Equity

Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-

Common stock- $.0001 par value, 100,000,000 shares authorized; 12,870,626 and 12,797,296 issued; 12,695,046 and 12,621,716 outstanding at June 30,2009 and December 31, 2008, respectively	1,283	1,279
Additional paid-in capital	62,208,954	61,262,218
Treasury stock, 175,580 shares at cost at June 30, 2009 and December 31, 2008	(869,381)	(869,381)
Accumulated deficit	(57,319,864)	(39,535,578)
Total stockholders' equity	4,020,992	20,858,538
Total liabilities and stockholders’ equity	$26,830,420	$57,439,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Results of Operations:
Revenue	$14,939,422	$20,149,876	$45,010,750	$39,581,956
Cost of revenue	13,158,890	18,038,179	39,562,081	34,059,068
Gross profit	1,780,532	2,111,697	5,448,669	5,522,888
Operating expenses:
Selling, general and administrative	4,637,908	5,657,424	8,491,569	10,428,454
Depreciation and amortization	105,039	123,217	208,459	238,456
Amortization of intangibles	690,855	619,436	1,382,960	1,401,498
Impairment loss on goodwill and other intangibles	13,062,140	1,217,000	13,062,140	1,217,000
Total operating costs	18,495,942	7,617,077	23,145,128	13,285,408
Operating loss	(16,715,410)	(5,505,380)	(17,696,459)	(7,762,520)
Interest income (expense), net	(52,271)	(101,938)	(87,819)	(145,008)
Loss from operations before income taxes	(16,767,681)	(5,607,318)	(17,784,278)	(7,907,528)
Income tax expense	-	387,000	-	387,000
Net loss	$(16,767,681)	$(5,994,318)	$(17,784,278)	$(8,294,528)
Per Common Share (Basic and Diluted):
Basic and diluted net loss	$(1.32)	$(0.50)	$(1.40)	$(0.69)
Weighted average common shares outstanding-basic and diluted	12,678,381	12,093,895	12,660,049	12,083,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net loss	$(17,784,278)	$(8,294,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,459	238,456
Amortization of intangibles	1,382,960	1,673,434
Impairment loss on goodwill and other intangibles	13,062,140	1,217,000
Provision for doubtful accounts	1,025,000	89,795
Stock and warrant-based compensation	946,740	1,012,417
Extinguishment of contract liabilities	(269,217)	-
Other non-cash income, net	2,935	9,858
Changes in operating assets and liabilities, net of the effects from acquisitions:
Contracts and other receivables	7,668,648	1,385,817
Costs and estimated earnings in excess of billings on uncompleted contracts	1,441,882	(453,637)
Prepaid expenses and other current assets	(463,314)	(300,593)
Other assets	(42,617)	44,964
Accounts payable and accrued expenses	(9,193,492)	2,139,835
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,235,251)	398,344
Other liabilities	(83,507)	-
Net cash used in operating activities	(4,332,912)	(838,838)
Cash Flows from Investing Activities:
Purchase of property and equipment	(94,897)	(192,291)
Purchase of SMLB, net of cash acquired	-	(2,094,561)
Purchase of Rubicon	(700,000)	-
Purchase of Innovative	(353,187)	-
Deferred acquisition costs	-	(21,785)
Net cash used in investing activities	(1,148,084)	(2,308,637)
Cash Flows from Financing Activities:
Payments on notes payable	(27,511)	(77,238)
Payment on seller notes	(1,672,420)	(1,517,753)
Repurchase of treasury stock	-	(28,114)
Net cash used in financing activities	(1,699,931)	(1,623,105)
Net decrease in cash	(7,180,927)	(4,770,580)
Cash, beginning of period	12,448,157	13,172,210
Cash, end of period	$5,267,230	$8,401,630
Supplemental disclosure of cash flow information:
Cash paid for interest	$126,644	$240,167
Cash paid for taxes	116,411	-
Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with the acquisition of SMLB	$-	$500,000
Promissory notes payable issued in connection with the acquisition of SMLB	-	15,248
Promissory notes payable issued in connection with the acquistion of Rubicon	550,000	439,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are for the three and six months ended June 30, 2009 and 2008 for Fortress International Group, Inc. (“Fortress” or the “Company”).  The results of operations attributable to each of our acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

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

 The Company experienced a significant and unexpected decrease in its revenues, caused by delays in starting projects or cancellations thereof during the three months ended June 30, 2009 resulting in a significant loss and negative cash flows from operations.  The Company is taking several actions, as elaborated below to address the liquidity concerns this has caused us.

The Company had $5.3 million and $12.4 million of cash at June 30, 2009 and December 31, 2008, respectively.  While the Company is taking actions to contain costs, until we fully align our expenses with our anticipated revenue stream, we expect to continue to need to use our available cash to fund operations.  The Company has no current funds available under a bank line of credit or other financing vehicles.

The Company revised its financial forecast during the second quarter of 2009 to try and better match costs with its anticipated revenues and have initiated selling, general and administrative cost reduction measures in an attempt to achieve positive cash flows from operations.  The Company is also evaluating additional measures to reduce benefit costs, professional fees and public company costs, including the possibility of terminating its regulatory reporting requirements and delisting our stock.

The Company’s cash on hand and projected cash from operations over the next twelve months may not be sufficient to meet our current operating plans, and will not allow us to meet its currently scheduled debt maturities over the next twelve months.  The Company is working with these debt holders, including amounts due to an officer, to restructure the existing current maturities of indebtedness totaling $2.2 million at June 30, 2009.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. The Company believes that our existing cash resources, combined with projected cash flows from operations, may not be sufficient to execute our business plan and continue operations into the future.  The Company has taken steps to reduce its operating expenses such as payroll and related personnel costs through headcount reductions and furloughs of certain departments, professional and marketing to eliminate discretionary fees, and we continue to implement changes in its strategic direction aimed at achieving profitability and positive cash flow.  Although the Company has been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. In order to preserve the Company’s limited financial resources, we may determine to voluntarily delist our securities from trading on NASDAQ deregister our securities under the Exchange Act and cease our reporting obligations with the SEC under the Exchange Act.  In addition, the Company continues to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and sales of a division or some or all of the assets or a sale of the entire company.  If the Company is unable to obtain additional funding for operations, it may not be able to continue operations as proposed, requiring it to modify its business plan, curtail various aspects of its operations or cease operations entirely. In such event, investors may lose a portion or all of their investment.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In an effort to meet working capital requirements and scheduled maturities of indebtedness absent restructuring, the Company engaged an investment banking firm in June 2009 to assist it with either raising additional capital, or the marketing for sale of a division or some or all of its assets or the entire company.  On July 9, 2009, our Board of Directors formed a Special Committee of independent directors whose exclusive purpose is to consider, evaluate, review and negotiate and advise on any proposed transaction, including any potential transactions with related parties, and to determine whether any proposed transaction is fair to and in the best interest of its stakeholders.  The Special Committee retained independent legal counsel and has the authority to retain and compensate any advisor in the fulfillment of its duties.  The Special Committee is currently considering the following alternatives:

•	Raising additional capital in the form of either debt, equity, or combination thereof.

•	The marketing of the Company will focus on the sale of non-cash flowing components of the business, as well as, any of the Company’s divisions or the entire company.

This process is ongoing.  However, the Company may not be successful in executing a sale of a division or some or all of its assets or a sale of the entire company or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to further curtail operations, or cease operations entirely.  In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of the Company’s common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair its ability to engage in certain business transactions.

If the Company is not able to achieve these operational and financial objectives, it will not have sufficient financial resources to meet its financial obligations and the Company could be forced to seek reorganization under the U.S. Bankruptcy Code.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 amends FIN 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and we are currently evaluating its impact on our financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (FAS 166). FAS 166 amends FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (FAS 140), removing the concept of a qualifying special-purpose entity, and removing the exception from applying FASB Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)), to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and its impact will vary with each future transfer of financial assets.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (FAS 165). FAS 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 13, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require these disclosures in summarized interim periods. The Company adopted the provisions of FSP 107-1 as of June 30, 2009. The adoption of FSP 107-1 did not affect the amount of any of the Company’s financial statement line items.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)           Accounts Receivable, net

The Company had accounts receivable allowances for doubtful accounts of $1.2 million and $0.2 million at June 30, 2009 and December 31, 2008, respectively.

Bad debt expense for the three and six months ending June 30, 2009 was approximately $1.0 million compared to $0.1 million for the three and six months ended June 30, 2008. The increase bad debt expense is associated with a single customer note receivable that was fully reserved during the three months ended June 30, 2009 as more fully described below.

•
The accounts receivable of $1.0 million, for which we provided a reserve for during the three months ended June 30, 2009 is due from a customer that had previously entered into a promissory note with us for $1.0 million.  This note bears interest at 8% per annum with payments of interest only due monthly.  The balance of the note was due in full on June 15, 2009; however, the customer did not pay and indicated at that time its inability to satisfy the note balance.  The Company continues with its efforts to collect or otherwise monetize the receivable through either alternative financing solutions or legal recourse, including the potential pursuit of the building owners’ personal guarantees for the amount due.  The customer remains current on all other trade accounts and interest on the note.

Associated with this customer, we have open purchase commitments totaling $3.4 million, of which approximately $3.2 million is associated with equipment scheduled for delivery to the site in October 2009 and has associated payment terms of paid when paid.  With the customer’s inability to pay the note due on June 15, 2009, the Company is evaluating alternatives to either defer or exit the purchase commitment for equipment related to this customer’s project.  Remaining commitments under the project are primarily paid when paid contractual terms with subcontractors and the Company has the ability to affect a work stoppage in the event of nonpayment on account.

•
Also, during the first quarter of 2009, the Company executed a promissory note receivable with another customer for $0.8 million.  This note has a six-month repayment schedule and does not bear interest given its short term nature.  At June 30, 2009, the balance on this note was $0.4 million.  The Company had received $200,000, plus two of the six remaining payments due under the note.

During the three and six months ended June 30, 2008, the Company recognized a $0.7 million loss on a customer contract due to concerns as to whether the amounts due from this customer were collectible. During the six months ended June 30, 2009, the Company finalized the extinguishment of approximately $0.3 million due to two vendors’ as the result of a contract assignment. Pursuant to the contract assignment these two vendors have relieved the Company of its obligation due to these vendors which had been previously recorded by the Company. These vendors will pursue collection remedy independently and without recourse to the Company pursuant to the terms of the contract assignment. The Company recorded the extinguishment of liabilities for the amount due to these two vendors as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the three months ended March 31, 2009.

As of June 30, 2009 and December 31, 2008, we had accounts receivable, net totaling $0.4 million and $1.0 million, respectively, due from customers to whom the Company offered extended payment terms.  In addition, accounts receivable, net included retainage associated with construction projects totaling $1.0 million and $0.4 million at June 30, 2009 and December 31, 2008, respectively.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)           Acquisitions

On November 30, 2007, the Company acquired 100% of the membership interests of Rubicon. The purchase agreement executed in connection with the Rubicon transaction contains earn-out provisions that may require the Company to make an additional payment to be calculated based on excess profits during the applicable earn-out periods. Under the Rubicon earn-out arrangement at December 31, 2008, the Company recorded approximately $0.5 million for the 2008 earn-out period which began December 1, 2007 and continued through December 31, 2008 (2008 Rubicon Earn-out).  Per the terms of the purchase agreement on March 31, 2009 the Company delivered the 2008 Rubicon Earn-out calculation and the Rubicon sellers have separately responded with a calculation of $1.7 million, based on varying interpretations of the purchase agreement. On June 2, 2009, the Company and sellers finalized the 2008 Rubicon Earn-out which totaled $1.3 million, or an increase of $0.8 million from December, 31, 2008.  Consideration was issued in the form of a cash payment of $0.7 million and a seller note for $0.6 (See Note 10).

During the three and six months ended June 30, 2009, the increase in cash paid for the Rubicon and Innovative acquisitions totaled $0.7 million and $0.4 million, respectively, and was attributable for achievement of certain profitability targets, or 2008 earn-outs as stipulated in the respective purchase agreements.

(4)	Property and Equipment, net

Major classes of property and equipment are summarized as follows:

	June 30,	December 31,
	2009	2008
Vehicles	$164,576	$164,576
Trade equipment	144,391	139,143
Leasehold improvements	500,040	500,040
Furniture and fixtures	38,694	38,694
Computer equipment and software	942,195	852,545
	1,789,896	1,694,998
Less accumulated depreciation	(1,078,971)	(870,511)
Property and equipment, net	$710,925	$824,487

Depreciation and leasehold amortization expense totaled $0.1 million and $0.1 million, and $0.2 million and $0.2 million for the three- and six- month periods ended June 30, 2009 and 2008, respectively.

(5)           Goodwill and Other Intangibles, net

The Company recognized goodwill associated with its five acquisitions beginning in 2007 through 2008.  The following table set forth the gross carrying value of our goodwill and any adjustments, other than impairment related, during the six months ended June 30, 2009 for each respective transaction.

	December 31,		June 30,
	2008	Additions	2009
TSS/Vortech	$15,739,472	$-	$15,739,472
Commsite	134,623	-	134,623
Innovative	1,351,786	-	1,351,786
Rubicon	5,606,153	760,563	6,366,716
SMLB, Ltd.	2,542,909	-	2,542,909
Total	$25,374,943	$760,563	$26,135,506

During the three months ended June 30, 2009, the Company finalized the Rubicon 2008 earn-out resulting in the additional consideration of approximately $0.8 million (See Note 3).

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill Impairment

 The Company has not realized the anticipated revenue from customers acquired in its acquisitions and had experienced continued operating losses during the six months ended June 30, 2009.  Based on the recurring operating losses, lower than anticipated bookings and revisions to the Company’s forecast, the Company performed an impairment analysis of the intangible assets acquired pursuant to SFAS 142 to identify any impairment in the carrying value of the goodwill related to the business in the second quarter of 2009. The analyses of the business used both an income and market approach to determine that the carrying value exceeded the current fair value of the business at each referenced quarter, resulting in goodwill impairment of $1.1 million during the second quarter of 2009.  At June 30, 2009 and December 31, 2008, the adjusted carrying value of goodwill was $4.5 million and $4.8 million, respectively.

	June 30,	December 31,
	2009	2008
Gross carrying amount of goodwill	$26,135,506	$25,374,943
Impairment loss on goodwill	(21,660,943)	(20,563,943)
Net goodwill	$4,474,563	$4,811,000

Other Intangibles, net

Other intangible assets, net consisted of the following:

	June 30, 2009				December 31, 2008
	Carrying	Accumulated	Loss on	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Impairment	Amount	Amount	Amortization	Amount

Finite Lived-Intangible assets:
Customer relationships	$17,630,000	$(5,664,860)	$(11,965,140)	$-	$17,630,000	$(4,469,474)	$13,160,526
Non competition agreement	740,600	(589,466)		151,134	740,600	(401,892)	338,708
Total	18,370,600	(6,254,326)	(11,965,140)	151,134	18,370,600	(4,871,366)	13,499,234
Indefinite Lived-Intangible assets:
Trade name	60,000	-	-	60,000	60,000	-	60,000
Net other intangible assets	$18,430,600	$(6,254,326)	$(11,965,140)	$211,134	$18,430,600	$(4,871,366)	$13,559,234

Based on the lack of new contracts and revision in anticipated revenue from customers and general condition of the Company, the Company evaluated long-lived customer relationship intangible assets and determined the carrying value exceeded the undiscounted cash flows at June 30, 2009.  Accordingly, the Company performed a fair value assessment based on discounted cash flows of June 30, 2009, resulting in an impairment loss of $12.0 million for the three and six months ended June 30, 2009.  At June 30, 2009, the adjusted net carrying value of the aggregate customer relationship intangibles was zero.

For the three months ended June 30, 2009 and June 30, 2008, amortization expense, excluding the impact of any impairment loss, totaling $0.7 million and $0.8 million, respectively, has been included in the accompanying consolidated statement of operations related to the above intangibles of which zero and $0.2 million, respectively, is included in cost of revenue.

For the six months ended June 30, 2009 and June 30, 2008, amortization expense totaling $1.4 million and $1.7 million, respectively, has been included in the accompanying consolidated statement of operations related to the above intangibles of which zero and $0.3 million, respectively, is included in cost of revenue.

(6)	Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(16,767,681)	$(5,994,318)	$(17,784,278)	$(8,294,528)
Basic and diluted weighted average common shares	12,678,381	12,093,895	12,660,049	12,083,483
Net loss per share	$(1.32)	$(0.50)	$(1.40)	$(0.69)

As of June 30, 2009, there were unvested restricted stock, options to purchase units, convertible unsecured promissory notes and warrants outstanding which were convertible to purchase 715,337, 700,000, 533,333 and 15,710,300 shares of common stock, respectively. These were excluded in the computation of diluted net loss per common share for the three and six months ended June 30, 2009, as their inclusion would be anti-dilutive. On July 13, 2009, outstanding warrants, including those attached to the option to purchase units, totaling 17,110,300 expired.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008, there were unvested restricted stock, options to purchase units, convertible unsecured promissory notes, and warrants outstanding which were convertible to purchase 355,334, 2,100,000, 1,000,000 and 15,710,300 shares of common stock, respectively. These were excluded in the computation of diluted net loss per common share for the three and six months ended June 30, 2008, as their inclusion would be anti-dilutive.

(7)	Employee Benefit Plans

For the three months ended June 30, 2009 and 2008, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $0.4 million and $0.6 million, respectively, and in cost of revenue recorded $0.1 million and $0.1 million, respectively. There was no other restricted stock activity.

For the six months ended June 30, 2009 and 2008, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $0.8 million and in cost of revenue recorded $0.2 million. There was no other restricted stock activity.

(8)	Options to Purchase Units and Warrants

At June 30, 2009 and December 31, 2008, there were options to purchase units and warrants outstanding to purchase a total of 17,810,300 of common shares, respectively.  On July 13, 2009, outstanding warrants, including those attached to the option to purchase units, totaling 17,110,300 expired.  Accordingly, both the units and warrants ceased to trade on the Nasdaq Capital Market and all outstanding units were converted to common stock.

In 2007, the Company entered into a one year agreement with an advisor in which we were obligated to issue a warrant for the purchase of 125,000 shares of our common stock, in exchange for consulting services. The fair value of these warrants has been determined using the Black-Scholes model and is recognized over the term of the agreement. For the three and six months ended June 30, 2008, the computed Black-Scholes value of the warrant declined zero and $141,422, respectively, resulting in a corresponding reduction in selling, general and administrative expense.

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

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of June 30, 2009 and December 31, 2008, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that under relevant accounting standards; it is more likely than not that the deferred tax assets will not be realizable.

The Company’s effective tax rate is based upon the rate expected to be applicable to the full fiscal year.

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As of June 30, 2009, we do not have any material gross unrecognized items.

The Company files a consolidated federal tax return in states that allow it, and in other states the Company files separate tax returns.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	Notes Payable

	June 30,	December 31,
	2009	2008

Convertible, unsecured promissory note, due 2012 (6.0%)	$4,000,000	$4,000,000
Unsecured promissory note, due 2008 (6.0%)	-	-
Unsecured promissory note, due 2009 (6.0%)	-	1,575,618
Unsecured promissory note, due 2010 (6.0%)	120,572	120,572
Unsecured promissory note, due 2010 (6.0%)	471,429	-
Unsecured promissory note, due 2011 (6.0%)	246,996	283,457
Vehicle notes	11,626	20,907
Total debt	4,850,623	6,000,554
Less current portion	2,269,797	1,688,845
Total debt, less current portion	$2,580,826	$4,311,709

In connection with the Rubicon acquisition, the Company issued unsecured promissory notes totaling $0.6 million to the former owners of Rubicon based on their achievement of certain earnings targets for the year ended December 31, 2008, (“the 2008 earn-out”) (see Note 3) on June 2, 2009.  The note issued bears interest at 6% per annum and scheduled principal repayment is over one year with amortization of $39,286 per month and a final balloon payment of $78,571 due on May 15, 2010.  The repayment of the note may be accelerated, as any unpaid principal and interest is due immediately at closing if the Company sells the Rubicon division.

We have significant debt maturing during the remainder of 2009 and in 2010, including $4.0 million due to one of our executive officers related to our acquisition of Total Site Solution in 2007.  Based on our current level of liquidity, we may not be able to make scheduled principal and interest payments on our notes payable.

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

CTS Services, LLC (CTS) is 9% owned by the Company’s Chief Executive Officer. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed. On April 1, 2009, the Company’s Chief Executive Officer sold 46% of his interest in CTS, reducing his ownership to 9%.

L.H. Cranston Acquisition Group, Inc. L.H. Cranston Acquisition Group, Inc. (Cranston) was 25% owned by the Company’s Chief Executive Officer until the sale of his interest on February 28, 2009. Cranston is a mechanical, electrical and plumbing contractor that acts, directly or through its Subsidiary L.H. Cranston and Sons, Inc., as subcontractor to the Company on a project-by-project basis.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Chesapeake Tower Systems, LLC. As of June 30, 2009, Chesapeake Tower Systems, LLC (Chesapeake) is owned 100% by the Company’s Chief Executive Officer.  During the second quarter 2009 and concurrent with an expiring leased facility, the Company entered into a new lease for approximately 25,000 square feet of combined office and warehouse space from Chesapeake.  The lease commitment is for five years (Initial Term) with a two-year renewal option (Renewal Term).  During the Initial Term, annual rent is $124,000, plus operating expenses.  If the Company elects to extend the lease annual rent increases by  the greater of i) fair market rental as defined in the agreement, or ii) 3% increase in each year of the Renewal Term.  Additionally, Chesapeake provided $150,000 for tenant improvements and relocation costs.  The Company completed an independent appraisal, which determined the lease to be at fair value.

The following table sets forth transactions the Company has entered into with the above related parties for the three and six months ended June 30, 2009 and 2008.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by Company should not be expected.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue
CTS Services, LLC	$-	6,229	$2,000	$112,278
Chesapeake Mission Critical, LLC	17,385	23,439	156,658	53,003
Total	$17,385	29,668	$158,658	$165,281
Cost of Revenue
CTS Services, LLC	$880,726	434,396	$1,500,938	$793,019
Chesapeake Systems, LLC	-	133,021	-	147,931
Chesapeake Mission Critical, LLC	48,250	14,018	58,280	53,317
S3 Integration, LLC	191,636	109	338,597	37,515
LH Cranston & Sons, Inc.	10,852	7,500	269,749	7,500
Telco P&C, LLC	59,860	10,069	72,556	10,069
Total	$1,191,324	599,113	$2,240,120	$1,049,351
Selling, general and administrative	-
Office rent paid on Chesapeake sublease agmt	54,833	60,826	136,538	118,334
Office rent paid to TPR Group Re Three, LLC	100,927	97,691	201,854	195,382
Office rent paid to Chesapeake Tower Systems, LLC	10,333	-	10,333	-
Total	$166,093	158,517	$348,725	$313,716

	June 30,	December 31,
	2009	2008
Accounts receivable/(payable):
CTS Services, LLC	$10,512	$50,437
CTS Services, LLC	(125,378)	(584,460)
Chesapeake Mission Critical, LLC	17,385	15,900
Chesapeake Mission Critical, LLC	(24,184)	-
Telco P&C, LLC	89,925	-
Telco P&C, LLC	(38,836)	(21,154)
LH Cranston & Sons, Inc.	-	(67,455)
S3 Integration, LLC	(159,581)	(53,630)
Total Accounts receivable	$117,822	$66,337
Total Accounts (payable)	$(347,979)	$(726,699)

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

Competition in Current Economic Environment

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in mission-critical market.  These larger competitors have an infrastructure and support greater than ours and accordingly, we have begun to experience some price pressure as some companies are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date due to the economic uncertainty or lack of access to capital.  This type of delay was demonstrated by our largest customer, which led us to significantly reduce our backlog by $144.9 million to $63.2 million at December 31, 2008 and to $42.7 million at June 30, 2009 although a formal cancellation of contracted amounts has not been received.

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

Although we will closely monitor our proposal pricing and the volume of the work, we cannot be certain that our current margins will be sustained.  Furthermore, given the environment, and that the volume of our contracts further decreased, we are taking additional measures to reduce our operating costs through additional reductions in general, administrative and marketing cost, reductions in personnel and related costs, including the possibility of terminating our regulatory reporting requirement and delisting of our stock. For further information see “Liquidity and Capital Resources” below.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis and time and materials basis, and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At June 30, 2009, we had authorizations to proceed with work for approximately $22.0 million, or 52% of our total backlog of $42.7 million. At December 31, 2008, we had authorizations to proceed with work for approximately $51.6 million, or 82% of our total backlog of $63.1 million. Additionally, approximately $25.6 million, or 60% of our backlog, relates to two customers at June 30, 2009 and $36.0 million, or 57%, to one customer at December 31, 2008.

As of June 30, 2009, our backlog was approximately $42.7 million, compared to approximately $63.2 million at December 31, 2008. We believe that approximately 41% of the backlog at June 30, 2009 will be recognized during the remainder of the year. The following table reflects the value of our backlog in the above three categories as of June 30, 2009 and December 31, 2008, respectively.
(In millions)

	June 30,	December 31,
	2009	2008
Technology consulting	$1.6	$4.0
Construction management	28.4	48.7
Facilities management	12.7	10.5
Total	$42.7	$63.2

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

 The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. In interim periods, we evaluate these assets for impairment when events occur that suggest a possible impairment. Through the second quarter 2009, we continued to incur operating losses and revised our forecasted revenues as we have seen customer delays, a lack of new contracts and executed contracts have been at margins lower than historic levels.  As a result of the decline in performance and continued customer delays, during the interim period we evaluated the carrying value of goodwill and other long-lived intangible assets for impairment.  Utilizing a third party firm we determined the carrying value of goodwill was in excess of the fair value, resulting in an aggregate impairment on goodwill of approximately $1.1 million during the three and six months ended June 30, 2009.  At June 30, 2009, the net carrying value of goodwill was $4.5 million.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. Based on the general business condition of the Company and the goodwill impairment analysis, we evaluated the carrying value of the asset and determined both the carrying value of exceeded both undiscounted and discounted cash flows. During the three and six months ended June 30, 2009, we recorded a permanent reduction in the carrying value of $12.0 million, reducing the net carrying value of other intangible assets to $0.2 million.

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

Effective January 1, 2007, we were required to adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).” FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, we were in essence a “blank check” company with no substantive operations. Management has concluded that the adoption of FIN 48 had no material effect on our financial position or results of operations. As of June 30, 2009, we do not have any material gross unrecognized tax benefit liabilities.

We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Recently Issued Accounting Pronouncements

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167amends FIN 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and we are currently evaluating its impact on our financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (FAS 166). FAS 166 amends FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (FAS 140), removing the concept of a qualifying special-purpose entity, and removing the exception from applying FASB Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)), to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and its impact will vary with each future transfer of financial assets.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (FAS 165). FAS 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 5, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require these disclosures in summarized interim periods. We adopted the provisions of FSP 107-1 as of June 30, 2009. The adoption of FSP 107-1 did not affect the amount of any of our financial statement line items.

Results of operations for the three months ended June 30, 2009 compared with the three months ended June 30, 2008.

Revenue.  Revenue decreased $5.2 million to $14.9 million for the three months ended June 30, 2009 from $20.1 million for the three months ended June 30, 2008. The decrease is primarily driven by a $1.0 million decrease in technology consulting services, $2.2 million decrease in construction management services, and $2.0 million decrease in facilities management services.  During the three months ended June 30, 2009 we experienced a significant and unexpected decline in our revenue of $15.2 million, or 50% from $30.1 million for the three months ended March 31, 2009.  This decline in revenue resulted from both the delay in beginning projects and the cancellation of other projects.  Some of these projects were included in our backlog.

Cost of Revenue. Cost of revenue decreased $4.8 million to $13.2 million for the three months ended June 30, 2009 from $18.0 million for the three months ended June 30, 2008. The decrease is primarily driven by a $3.3 million decrease in construction management and $1.5 million decrease in facilities management services.

Gross Margin Percentage. Gross margin percentage increased to 11.9% for the three months ended June 30, 2009 compared to 10.5% for the three months ended June 30, 2008. The increase in the gross margin is attributable primarily to the inclusion of a loss contract associated with the acquisition of SMLB, which totaled approximately $0.7 million for the three months ended June 30, 2008.  Excluding the loss contract from the previous year, gross margin percentage declined 2.1% to 11.9% for the three months ended June 30, 2009 from 14% for the three months ended June 30, 2008.  The decline in gross margin is attributable primarily to contraction in gross margin percentage in the technology consulting services, which decreased by 29.9% to 11.7% for the three months ended June 30, 2009 from 41.6% for the three months ended June 30, 2008.  The decline in gross margin for technology consulting services is due to the competitive environment in which we have contracted work at lower than historic margins.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.1 million to $4.6 million for the three months ended June 30, 2009 from $5.7 million for the three months ended June 30, 2008. The decrease is primarily driven by $0.7 million decrease in salaries due to a reduction in headcount and furloughs, $0.4 million decrease in professional fees and marketing efforts, and $0.7 million decrease in acquisitions related costs.  We incurred no acquisition related costs in 2009.  The preceding declines were offset partially by a $1.0 million increase in provision for bad debt expense due to a single customer.

We have continued to experience delays in the timing of revenues associated with certain customers and contracted work is at lower margins than the prior year.  Accordingly, we continue to evaluate our selling, general and administrative costs with the objective of achieving profitability based on our revised forecasted business.

Depreciation.  Depreciation remained consistent at $0.1 million for the three months ended June 30, 2009 compared to $0.1 million for the three months ended June 30, 2008.

Amortization of intangible assets.   Amortization expense remained consistent at $0.7 million for the three months ended June 30, 2009 from $0.6 million for the three months ended June 30, 2008.  The consistent expense correlates to the consistency in average amortizable carrying values and lives of finite lived intangibles during the reported periods.

Impairment loss on goodwill and other intangibles, net.   Impairment loss on goodwill and other intangibles increased $11.9 million to $13.1 million for the three months ended June 30, 2009 from $1.2 million for the three months ended June 30, 2008.  The increase in the expense is primarily attributable to the impairment of carrying values associated with finite lived customer intangibles.  We have not realized the anticipated revenue from customers acquired in our acquisitions and have experienced continued operating losses in the current year.

We conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $1.1 million for the three months ended June 30, 2008. At June 30, 2009, the adjusted carrying value of goodwill was $4.5 million.

Based on the lack of new contracts and revision in anticipated revenue from acquired customers and the general operating condition of the Company, we evaluated long-lived customer relationship intangible assets and determined that the carrying value exceeded the undiscounted cash flows.  Accordingly, we performed a fair value assessment based on discounted cash flows, resulting in an impairment loss of $12.0 million for the three months ended June 30, 2009.  At June 30, 2009, the adjusted net carrying value of other intangibles was $0.2 million.  No impairment of customer relationship intangibles was recorded for the three months ended June 30, 2008.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($0.1 million) for the three months ended June 30, 2009 compared to( $0.1million) for the three months ended June 30, 2008.

 Results of operations for the six months ended June 30, 2009 compared with the six months ended June 30, 2008.

Revenue.  Revenue increased $5.4 million to $45.0 million for the six months ended June 30, 2009 from $39.6 million for the six months ended June 30, 2008. The increase is primarily driven by $8.3 million increase in construction management services, offset partially by a decrease of $2.4 million in facilities management.

Cost of Revenue. Cost of revenue increased $5.5 million to $39.6 million for the six months ended June 30, 2009 from $34.1 million for the six months ended June 30, 2008. The increase is primarily driven by a $7.4 million increase in construction management services, partially offset by a decrease of $1.8 million in facilities management services.

Gross Margin Percentage.  Gross margin percentage decreased 1.9% to 12.1% for the six months ended June 30, 2009 from 14.0% for the six months ended June 30, 2008.  During the six months ended June 30, 2008, gross margin included a loss contract associated with the acquisition of SMLB, which totaled approximately $0.7 million.  Excluding the loss contract from the previous year, gross margin percentage declined 3.6% to 12.1% for the six months ended June 30, 2009 from 15.7% for the six months ended June 30, 2008.  The decline in gross margin is primarily attributable to contraction in gross margin percentage in the construction management services, which decreased by 2.1% to 9.2% for the six months ended June 30, 2009 from 11.3% for the six months ended June 30, 2008.  The decline in gross margin for construction management services is due to the competitive environment in which we contracted work at lower than historic margins.  We anticipate margins will continue at the current level or potentially lower given the environment.

Selling, general and administrative expense.  Selling, general and administrative expenses decreased $1.9 million to $8.5 million for the six months ended June 30, 2009 from $10.4 million for the six months ended June 30, 2008. The decrease is primarily driven by $1.2 million decrease in salaries due to a reduction in headcount of approximately 16% and additional furloughs, $0.5 million decrease in professional fees and marketing efforts, and $0.7 million decrease in acquisition related costs.  We incurred no acquisition related costs in 2009.  The preceding declines were offset partially by a $1.0 million increase in provision for bad debt expense due to a single customer.

We have continued to experience delays in the timing of revenues associated with certain customers and contracted work is at lower margins than the prior year.  Accordingly, we continue to evaluate our selling, general and administrative costs with the objective of achieving profitability based on our revised forecasted business.

Depreciation.  Depreciation remained consistent at $0.2 million for the six months ended June 30, 2009 compared to $0.2 million for the six months ended June 30, 2008.

Amortization of intangible assets.  Amortization expense remained consistent at $1.4 million for the six months ended June 30, 2009 from $1.4 million for the six months ended June 30, 2008.  The consistent expense correlates to the consistency in average amortizable carrying values and lives of finite lived intangibles during the reported periods.

Impairment loss on goodwill and other intangibles, net.   Impairment loss on goodwill and other intangibles increased $11.8 million to $13.1 million for the six months ended June 30, 2009 from $1.2 million for the six months ended June 30, 2008.  The increase in the expense is primarily attributable to the impairment of carrying values associated with finite lived customer intangibles.  We have not realized the anticipated revenue from customers acquired in our acquisitions and have experienced continued operating losses in the current year.

We conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $1.1 million for the six months ended June 30, 2008. At June 30, 2009, the adjusted carrying value of goodwill was $4.5 million.

Based on the lack of new contracts and revision in anticipated revenue from acquired customers and the general operating condition of the Company, we evaluated long-lived customer relationship intangible assets and determined that the carrying value exceeded the undiscounted cash flows.  Accordingly, we performed a fair value assessment based on discounted cash flows, resulting in an impairment loss of $12.0 million for the six months ended June 30, 2009.  At June 30, 2009, the adjusted net carrying value of other intangibles was $0.2 million. No impairment of customer relationship intangibles was recorded for the six months ended June 30, 2008.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($0.1 million) for the six months ended June 30, 2009 compared to ($0.1 million) for the six months ended June 30, 2008.

Financial Condition, Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2009	2008	Change
Net loss	$(17,784,278)	$(8,294,528)	$(9,489,750)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	1,382,960	1,673,434	(290,474)
Impairment loss on goodwill and other intangibles	13,062,140	1,217,000	11,845,140
Stock and warrant-based compensation	946,740	1,012,417	(65,677)
Provision for doubtful accounts	1,025,000	89,795	935,205
Other non-cash items	(57,823)	248,314	(306,137)
Net adjustments to reconcile net income for non-cash items	16,359,017	4,240,960	12,118,057
Net change in working capital	(2,907,651)	3,214,730	(6,122,381)
Cash used in operations	(4,332,912)	(838,838)	(3,494,074)
Cash used in investing	(1,148,084)	(2,308,637)	1,160,553
Cash used in financing	(1,699,931)	(1,623,105)	(76,826)
Net decrease in cash	(7,180,927)	(4,770,580)	(2,410,347)

Cash and cash equivalents decreased $7.2 million to $5.3 million at June 30, 2009 from $12.4 million at December 31, 2008. The decrease was primarily attributable to $4.3 million used in operating activities, $1.1 million for investing activities, and $1.7 million used in the repayment of notes payable.

Operating Activity

Net cash used in operations operating activities totaled $4.3 million for the six months ended June 30, 2009 compared to $0.9 million for the six months ended June 30, 2008. The decrease in operating cash flow was primarily attributable to an increase in net loss of $9.5 million and a decrease in cash provided from working capital of $6.1 million.  The decrease in net loss was primarily driven by an increase in the non-cash items of approximately $12.1 million due to an increase in impairment loss on goodwill and other intangibles.  The decrease in working capital was due to $5.8 million decrease in contract related working capital including contract accounts payable and billings in excess of costs and estimated earnings, partially offset by changes in  contracts receivable and costs and estimated earnings in excess of billings.

Investing Activity

Net cash used in investing activities decreased $1.2 million to $1.1 million for the six months ended June 30, 2009 from $2.3 million for the six months ended June 30, 2008.  The decrease was attributable to decreased investing activity associated with acquired companies.  For the six months ended June 30, 2009, cash was used primarily for the payment of contingent consideration associated with the Rubicon 2008 earn-out and Innovative 2008 earn-out totaling $0.7 million and $0.4 million, respectively.  For the six months ended June 30, 2008, cash used for acquisitions and related activity was $2.3 million due primarily to the SMLB acquisition of $2.1 million.

Financing Activity

Net cash used in financing increased $0.1 million to $1.7 million for the six months ended June 30, 2009 from $1.6 million for the six months ended June 30, 2008.  For the six months ended June 30, 2009 and 2008 payments consisted almost entirely of seller note repayments and the increase was associated with an increase in the scheduled amounts due for Rubicon unsecured promissory notes issued to the sellers.

Non-Cash Activity

During the six months ended June 30, 2009, in connection with the purchase of Rubicon, we issued to the sellers $0.6 million of unsecured promissory notes bearing interest at 6% per annum and repayable over a one-year term.  The notes were issued in association with the achievement of certain profit targets, as defined in the purchase agreement, for the year ended December 31, 2008.  The repayment of the note may be accelerated, as any unpaid principal and interest is due immediately at closing if the Company sells the Rubicon division.

During the six months ended June 30, 2008, in connection with the achievement of certain bookings targets, we issued to the Rubicon sellers $0.4 million of unsecured promissory notes.

Liquidity and Capital Resources

We had $5.3 million and $12.4 million of unrestricted cash and cash equivalents at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, we have had no capital transactions; as a result, during the six months ended June 30, 2009, we have financed our operations primarily with cash on hand as negative cash flow was generated from operations. While we are taking actions to contain costs, until we fully align our expenses with our anticipated revenue stream, we expect to continue to need to use our available cash to fund our operations.

Based on an unexpected lack of closed contracts and continued customer delays experienced in the last three months, we revised our financial forecast during the second quarter of 2009 to try and better match costs with expected revenues.  We initiated selling, general and administrative cost reduction measures during the six months ended  June 30, 2009, which approximate annual savings of $0.4 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, we are evaluating additional measures to reduce benefit costs, professional fees and public company costs with the possibility of regulatory reporting requirements and delisting our stock off NASDAQ.  Subsequent to the second quarter 2009, we have further implemented cost reductions in payroll with projected annual savings of $2.2 million.

As required cash on hand and projected cash from operations over the next twelve months may not allow us to meet our current operating plans, and are not anticipated to allow us to meet our scheduled debt maturities over the next twelve months and we are working to restructure existing current maturities of indebtedness totaling $2.2 million at June 30, 2009.  The current maturities due are comprised of the following significant components:

•
Unsecured, promissory note of $1.6 million due March 31, 2010 - This note was issued on January 19, 2007 as consideration with the acquisition of Total Site Solutions.  The note was restructured in August 2008, resulting in the deferral until March 31, 2010 of all maturing principal and accruing interest payable.  Additionally, approximately $1.0 million of the note was converted to equity at $7.50 per share in August of 2008.  Mr. Gallagher, our President, is the holder of the note.

•
Unsecured promissory note of $0.5 million due May 15, 2010 - This note includes monthly payments of approximately $39,000 plus interest at 5%.  This note was issued to the Rubicon sellers on June 2, 2009 as contingent consideration issued for the achievement of certain profit targets.  Three members of our current management hold approximately 46% of the notes, which corresponds to their prior ownership in the sold enterprise.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. Management believes that our existing cash resources, combined with projected cash flows from operations, may not be sufficient to execute our business plan and continue operations into the future.  Management has taken steps to reduce our operating expenses such as payroll and related personnel costs through headcount reductions and furloughs of certain departments, professional and marketing to eliminate discretionary fees, and we continue to implement changes in our strategic direction aimed at achieving profitability and positive cash flow.  Although we have been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. In order to preserve our limited financial resources, we may determine to voluntarily delist our securities from trading on NASDAQ and deregister our securities under the Exchange Act and cease our reporting obligations with the SEC under the Exchange Act.  In addition, management continues to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and sales of a division or some or all of our assets or a sale of the entire company.  If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations entirely. In such event, investors may lose a portion or all of their investment.

In an effort to meet our working capital requirements and scheduled maturities of indebtedness absent restructuring, we engaged an investment banking firm in June 2009 to assist us with either raising additional capital, or the marketing for sale of a division or some or all of our assets or our entire company.  On July 9, 2009, our Board of Directors formed a Special Committee of independent directors whose exclusive purpose is to consider, evaluate, review and negotiate and advise on any proposed transaction, including any potential transactions with related parties, and to determine whether any proposed transaction is fair to and in the best interest of our stakeholders.  The Special Committee retained independent legal counsel and has the authority to retain and compensate any advisor in the fulfillment of its duties.  The Special Committee is comprised of Asa Hutchinson, William L. Jews, and John Morton III (Chairman).  The Special Committee is currently considering the following alternatives:

•	Raising additional capital in the form of debt, equity, or combination thereof.

•	The marketing of the Company will focus on the sale of non-cash flowing components of the business, as well as, any of the Company’s divisions or the entire Company.

This process is ongoing.  However, we may not be successful in executing a sale of a division or some or all of our assets or a sale of our entire company or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, we may be forced to further curtail operations, or cease operations entirely.  In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

If we are not able to achieve these operational and financial objectives, we will not have sufficient financial resources to meet our financial obligations and we could be forced to seek reorganization under the U.S. Bankruptcy Code.

Off Balance Sheet Arrangements

As of June 30, 2009, we do not have any off balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4T. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

 This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects and the trading price of our securities. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects and the trading price of our securities.

Risks Related to our Financial Condition and Capital Requirements

We need substantial additional funds to continue operations, which we may not be able to raise on favorable terms, or at all.

Management believes that our existing cash resources, combined with projected cash flows from operations, may not be sufficient to execute our business plan and continue operations for the next twelve months. We intend to attempt to obtain additional resources through strategic alternatives which may include the sale of a division and/or some or all of our assets to another company or equity or debt financing.  In the event we are unsuccessful in the near-term in our efforts to secure additional resources, we may be required to cease operations entirely. If we raise additional funds by issuing equity securities, our stockholders will experience dilution of their ownership interests. If we raise additional funds by issuing debt or other senior securities, then the rights, preferences and privileges of our existing common stock may be junior to any rights, preferences or privileges that may be established in connection with any such issuances.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be unable to continue our operations.

We may need to continue to implement a reduction in expenses across our operations.

We need substantial additional capital to fund our current operations. If we are unable to secure additional financing on acceptable terms in the near future, we may need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives and the possible delisting and deregistration of our securities under the Exchange Act, to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, would provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms and reduce our expenses, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

In order to preserve our limited remaining financial resources, we may decide to voluntarily delist our securities from trading on the Nasdaq Capital Market and terminate the registration of our securities under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and thereafter cease filing reports with the Securities and Exchange Commission, which could result in you not having a viable trading market for our securities.

Given the increasing cost and resource demands of being a public company, we may decide to voluntarily delist our securities from trading on the Nasdaq Capital Market and terminate the registration of our securities under the Exchange Act, and thereafter cease filing reports with the Securities and Exchange Commission.  We may do so for a period of time until our assets and stockholder base are sufficient to warrant public trading again. During such time, there would be a substantial decrease in disclosure by us of our operations and prospects, and a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock on the “Pink Sheets”, a centralized electronic quotation service for over-the-counter securities (so long as market makers demonstrate an interest in trading in our common stock). However, we can give no assurance that trading in our stock will continue on the Pink Sheets or on any other securities exchange or quotation medium. Accordingly, stockholders’ ability to effectuate trades in our common stock following delisting is likely to be materially adversely impacted.

We may need to liquidate the Company in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.

Based on our current operating plan and excluding our ability to raise new capital through either an equity or debt financing or a sale of a division or business, we believe that our existing cash resources, combined with projected cash flows from operations, may not be sufficient to execute our business plan and continue operations for the next twelve months. We are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure our stockholders that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to consummate a strategic transaction, such as the sale of divisions of our company or some or all of our assets to another company or an equity or debt financing, we would likely need to liquidate our company in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, we might realize significantly less value from our assets, than their carrying values on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

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

•	risks relating to revenues and backlog under customer contracts, many of which can be cancelled on short notice;

•	our ability to manage and meet contractual terms of complex projects;

•	uncertainty related to current economic conditions;

•	uncertainty related to demand for our services and products;

•	our ability to raise additional funds to continue operations;

•	uncertainty related to our effort to meet our working capital requirements and scheduled maturities of indebtedness absent restructuring;

•	uncertainty related to our ability to implement a reduction in our expenses;

•	uncertainty related to our ability to meet all of the terms and conditions of our debt obligations;

•	our ability to continue as a going concern; and

•	our liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s 2009 Annual Meeting of Stockholders held on June 5, 2009, the stockholders of the Company re-elected the following persons as Class I directors of the Company to serve until the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualified: Gerard J. Gallagher, Asa Hutchinson and David J. Mitchell.

The results of the voting were as follows:

	Votes For	Votes Withheld
Gerard J. Gallagher	10,597,419	216,960

Asa Hutchinson	9,546,769	1,267,610

David J. Mitchell	9,506,769	1,307,610

Currently, Gerard J. Gallagher, Asa Hutchinson, John Morton, III, Thomas P. Rosato, Harvey L. Weiss and William L. Jews serve as members of the Board of Directors of the Company.

In addition, at the Annual Meeting, the stockholders ratified the Board’s approval of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009, with 10,774,334 votes for ratification, zero votes against ratification, and 40,045 abstentions and zero broker non-votes.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.1*	Certification of Fortress International Group, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Fortress International Group, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Fortress International Group, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: August 14, 2009	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Principal Executive Office)

Date: August 14, 2009	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Principal Financial Officer)