Form 10-Q
period 2009-09-30
Fortress International Group, Inc.
filed 2009-11-16
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of November 6, 2009 12,676,767

FORTRESS INTERNATIONAL GROUP, INC.
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
Current Assets
Cash and cash equivalents	$2,364,992	$12,448,157
Contract and other receivables, net	11,479,504	21,288,660
Costs and estimated earnings in excess of billings on uncompleted contracts	2,865,426	3,742,530
Prepaid expenses and other current assets	531,410	539,124
Total current assets	17,241,332	38,018,471
Property and equipment, net	627,191	824,487
Goodwill	4,474,563	4,811,000
Other intangible assets, net	117,930	13,559,234
Other assets	280,036	225,853
Total assets	$22,741,052	$57,439,045

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$482,572	$1,688,845
Convertible note, current portion	2,000,000	-
Accounts payable and accrued expenses	10,709,344	24,394,990
Billings in excess of costs and estimated earnings on uncompleted contracts	2,825,020	6,047,765
Total current liabilities	16,016,936	32,131,600
Notes payable, less current portion	228,187	311,709
Convertible notes, less current portion	2,000,000	4,000,000
Other liabilities	57,536	137,198
Total liabilities	18,302,659	36,580,507
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 100,000,000 shares authorized; 12,902,960 and 12,797,296 issued; 12,676,767 and 12,621,716 outstanding at September 30, 2009 and December 31, 2008, respectively	1,290	1,279
Additional paid-in capital	62,655,305	61,262,218
Treasury stock 226,193 and 175,580 shares at cost at September 30, 2009 and December 31, 2008, respectively	(918,099)	(869,381)
Accumulated deficit	(57,300,103)	(39,535,578)
Total stockholders' equity	4,438,393	20,858,538
Total liabilities and stockholders’ equity	$22,741,052	$57,439,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	Septemer 30, 2008
Results of Operations:
Revenue	$16,005,741	$25,781,523	$61,016,490	$65,363,481
Cost of revenue	12,595,265	20,660,103	52,157,345	54,719,170
Gross profit	3,410,476	5,121,420	8,859,145	10,644,311
Operating expenses:
Selling, general and administrative	3,140,715	4,838,291	11,632,284	15,275,116
Depreciation and amortization	101,474	125,716	309,934	355,810
Amortization of intangibles	93,211	702,569	1,476,171	2,104,067
Impairment loss on goodwill and other intangibles	-	2,973,000	13,062,133	4,190,000
Total operating costs	3,335,400	8,639,576	26,480,522	21,924,993
Operating loss	75,076	(3,518,156)	(17,621,377)	(11,280,682)
Interest income (expense), net	(55,321)	(49,653)	(143,140)	(194,661)
Loss from operations before income taxes	19,755	(3,567,809)	(17,764,517)	(11,475,343)
Income tax expense (benefit)	-	(349,898)	-	37,102
Net income (loss)	$19,755	$(3,217,911)	$(17,764,517)	$(11,512,445)
Per Common Share (Basic and Diluted):
Basic and diluted net income (loss)	$0.00	$(0.26)	$(1.40)	$(0.95)
Weighted average common shares outstanding-basic and diluted	12,675,630	12,326,397	12,665,242	12,164,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities:
Net loss	$(17,764,517)	$(11,512,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309,934	355,810
Amortization of intangibles	1,476,171	2,491,477
Impairment loss on goodwill and other intangibles	13,062,133	4,190,000
Provision for doubtful accounts	1,025,083	119,728
Stock and warrant-based compensation	1,393,098	1,469,252
Extinguishment of contract liabilities	(269,217)	-
Other non-cash income, net	2,935	15,312
Changes in operating assets and liabilities, net of the effects from acquisitions:
Contracts and other receivables	8,784,073	(2,315,446)
Costs and estimated earnings in excess of billings on uncompleted contracts	877,104	(3,399,324)
Prepaid expenses and other current assets	7,714	(197,902)
Other assets	(54,190)	256,571
Accounts payable and accrued expenses	(12,573,806)	(124,199)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,222,745)	6,755,014
Other liabilities	(82,597)	-
Net cash used in operating activities	(7,028,827)	(1,896,152)
Cash Flows from Investing Activities:
Purchase of property and equipment	(112,638)	(214,935)
Purchase of SMLB, net of cash acquired	-	(2,094,561)
Payment of earnout in connection with the acquisition of Rubicon	(700,000)	-
Payment of earnout in connection with the acquisition of Innovative	(353,187)	-
Deferred acquisition costs	-	(21,785)
Net cash used in investing activities	(1,165,825)	(2,331,281)
Cash Flows from Financing Activities:
Payments on notes payable	(31,288)	(84,065)
Payment on seller notes	(1,808,507)	(1,956,994)
Purchase of treasury stock	(48,718)	(47,465)
Net cash used in financing activities	(1,888,513)	(2,088,524)
Net decrease in cash	(10,083,165)	(6,315,957)
Cash, beginning of period	12,448,157	13,172,210
Cash, end of period	$2,364,992	$6,856,253
Supplemental disclosure of cash flow information:
Cash paid for interest	$139,834	$377,196
Cash paid for taxes	70,111	24,602
Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with the acquisition of SMLB	$-	$500,000
Promissory notes payable issued in connection with the acquisition of SMLB	-	15,248
Promissory notes payable issued in connection with the acquistion of Rubicon	550,000	439,241
Supplemental disclosure of non-cash financing activities:
Promissory notes payable issued to officers converted to common stock	-	3,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are for the three and nine months ended September 30, 2009 and 2008 for Fortress International Group, Inc. (“Fortress” or the “Company”).  The results of operations attributable to each of the Company’s acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q reflect all adjustments (consisting of normal and recurring adjustments) that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

 The Company experienced a significant and unexpected decrease in its revenues, caused by delays in starting projects or cancellations thereof during the nine months ended September 30, 2009 resulting in a significant loss and negative cash flows from operations.  The Company has taken and is taking several actions, as elaborated below, to address the liquidity concerns this has caused us.

The Company had $2.4 million and $12.4 million of cash at September 30, 2009 and December 31, 2008, respectively.  While the Company is taking actions to contain costs, until we fully align our expenses with our anticipated revenue stream, we expect to continue to need to use our available cash to fund operations.  The Company has no current funds available under a bank line of credit or other financing vehicles.

The Company revised its financial forecast during the second quarter of 2009 to try and better match costs with its anticipated revenues and have initiated selling, general and administrative cost reduction measures in an attempt to achieve positive cash flows from operations.  The Company is also evaluating additional measures to reduce benefit costs, professional fees and public company costs, including the possibility of deregistering its securities under the Exchange Act, thereby terminating its regulatory reporting requirements and delisting its stock.

The Company’s cash on hand and projected cash from operations over the next twelve months may not be sufficient to meet its current operating plans, and will not allow the Company to meet its currently scheduled debt maturities over the next twelve months.  The Company is working with its debt holders, including with one of its officers, to restructure the amounts due and existing current maturities of indebtedness totaling $2.5 million at September 30, 2009.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. The Company believes that its existing cash resources, combined with projected cash flows from operations, may not be sufficient to execute its business plan and continue operations into the future.  The Company has taken steps to reduce its operating expenses such as payroll and related personnel costs through headcount reductions and furloughs of certain departments, professional and marketing to eliminate discretionary fees, and continues to implement changes in its strategic direction aimed at achieving profitability and positive cash flow.  Although the Company has been able to fund its operations to date, there is no assurance that cash flow from its operations or capital raising efforts will be sufficient to attract the additional capital or other funds needed to sustain its operations. In order to preserve the Company’s limited financial resources, it may determine to voluntarily delist its securities from trading on NASDAQ, deregister its securities under the Exchange Act and cease its reporting obligations with the SEC.  In addition, the Company continues to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and sale of a division or divisions or sale of some or all or the assets or sale of the entire company.  If the Company is unable to obtain additional funding for its operations, it may not be able to continue operations as proposed, requiring it to modify its business plan, curtail various aspects of its operations or cease operations entirely. In such event, investors may lose a portion or all of their investment.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In an effort to meet working capital requirements and scheduled maturities of indebtedness absent restructuring, the Company engaged an investment banking firm to assist it with either raising additional capital, or the marketing for sale of a division or divisions or some or all of its assets or the entire company.  On July 9, 2009, our Board of Directors formed a Special Committee of independent directors whose exclusive purpose is to consider, evaluate, review and negotiate and advise on any proposed transaction, including any potential transactions with related parties, and to determine whether any proposed transaction is fair to and in the best interest of its stakeholders.  The Special Committee retained independent legal counsel and has the authority to retain and compensate any advisor in the fulfillment of its duties.  The Special Committee is currently considering the following alternatives:

•	Raising additional capital in the form of either debt, equity, or combination thereof.

•	Marketing of the Company with focus on the sale of non-cash flowing components of the business, as well as, any of the Company’s divisions or the entire Company.

This process is ongoing.  However, the Company may not be successful in executing a sale of a division or divisions or some or all of its assets or a sale of the entire company or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to further curtail operations, or cease operations entirely.  In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of the Company’s common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair its ability to engage in certain business transactions.

If the Company is not able to achieve these operational and financial objectives, it will not have sufficient financial resources to meet its financial obligations and the Company could be forced to seek reorganization under the U.S. Bankruptcy Code.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 amends ASC 810 (formerly FIN 46(R)), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and we are currently evaluating its impact on our financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (FAS 166). FAS 166 amends ASC 860 (formerly FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) removing the concept of a qualifying special-purpose entity, and removing the exception from applying ASC 810 to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and its impact will vary with each future transfer of financial assets.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 16, 2009.

In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 also amends ASC 270 (formerly APB 28, Interim Financial Reporting), to require these disclosures in summarized interim periods. The Company adopted the provisions of ASC 825 as of June 30, 2009. The adoption of ASC 825 did not affect the amount of any of the Company’s financial statement line items.

ASC Topic 825-10-65 requires disclosure about the fair value of financial instruments.  The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at September 30, 2009 due to their short maturities.  The Company believes carrying value of our loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities at September 30, 2009.  As of September 30, 2009, the carrying value and estimated fair value of our long-term debt was $2.2 million.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)           Accounts Receivable, net

The Company had accounts receivable allowances for doubtful accounts of $1.2 million and $0.2 million at September 30, 2009 and December 31, 2008, respectively.

Bad debt expense for the nine months ended September 30, 2009 was approximately $1.0 million compared to $0.1 million for the nine months ended September 30, 2008. The increase bad debt expense is associated with a single customer note receivable that was fully reserved during the nine months ended September 30, 2009 as more fully described below.

•
The accounts receivable of $1.0 million, for which we provided a reserve during the nine months ended September 30, 2009 is due from a customer that had previously entered into a promissory note with us for $1.0 million.  This note bears interest at 8% per annum with payments of interest only due monthly.  The balance of the note was due in full on June 15, 2009 and extended to September 30, 2009; however, the customer did not pay and indicated its inability to satisfy the note balance.  The Company continues with its efforts to collect or otherwise monetize the receivable through either alternative financing solutions or legal recourse, including the potential pursuit of the building owners’ personal guarantees for the amount due.  The customer remains current on all other trade accounts and interest on the note.

Associated with this customer, we have open purchase commitments totaling $3.4 million, of which approximately $3.2 million is associated with equipment originally scheduled for delivery in October 2009 and has associated payment terms of paid when paid.  With the customer’s inability to pay the note due on June 15, 2009, the Company’s instructed the supplier to defer delivery of the equipment until further notice due to funding constraints of our customer.

•
Also, during the first quarter of 2009, the Company executed a promissory note receivable with another customer for $0.8 million.  This note has a six-month repayment schedule and does not bear interest given its short term nature.  At September 30, 2009, the balance on this note was $0.3 million which is past due.  The payments have been deferred as the customer recapitalizes and raises additional funds at which point, the Company anticipates to collect the outstanding amount due in full.

During the nine months ended September 30, 2008, the Company recognized a $0.7 million loss on a customer contract due to concerns as to whether the amounts due from this customer were collectible. During the nine months ended September 30, 2009, the Company finalized the extinguishment of approximately $0.3 million due to two vendors’ as a result of contract assignment. Pursuant to the contract assignment these two vendors have relieved the Company of its obligation due to these vendors which had been previously recorded by the Company. These vendors will pursue collection remedy independently and without recourse to the Company pursuant to the terms of the contract assignment. The Company recorded the extinguishment of liabilities for the amount due to these two vendors as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the nine months ended September 30, 2009.

As of September 30, 2009 and December 31, 2008, we had accounts receivable, net totaling $0.3 million and $1.0 million, respectively, due from customers to whom the Company offered extended payment terms, as described above.  In addition, accounts receivable, net included retainage associated with construction projects totaling $0.7 million and $0.4 million at September 30, 2009 and December 31, 2008, respectively.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)           Acquisitions

On November 30, 2007, the Company acquired 100% of the membership interests of Rubicon. The purchase agreement executed in connection with the Rubicon transaction contains earn-out provisions that may require the Company to make an additional payment to be calculated based on excess profits during the applicable earn-out periods. Under the Rubicon earn-out arrangement at December 31, 2008, the Company recorded approximately $0.5 million for the 2008 earn-out period which began December 1, 2007 and continued through December 31, 2008 (2008 Rubicon Earn-out).  Per the terms of the purchase agreement on March 31, 2009 the Company delivered the 2008 Rubicon Earn-out calculation and the Rubicon sellers have separately responded with a calculation of $1.7 million, based on varying interpretations of the purchase agreement. On June 2, 2009, the Company and sellers finalized the 2008 Rubicon Earn-out which totaled $1.3 million, or an increase of $0.8 million from December 31, 2008.  Consideration was issued in the form of a cash payment of $0.7 million and a seller note for $0.6 (See Note 10).

During the nine months ended September 30, 2009, the increase in cash paid for the Rubicon and Innovative acquisitions totaled $0.7 million and $0.4 million, respectively, and was attributable for achievement of certain profitability targets during 2008, as stipulated in the respective purchase agreements.

(4)        Property and Equipment, net

Major classes of property and equipment are summarized as follows:
	September 30,	December 31,
	2009	2008
Vehicles	$164,576	$164,576
Trade equipment	144,391	139,143
Leasehold improvements	535,968	500,040
Furniture and fixtures	38,694	38,694
Computer equipment and software	923,958	852,545
	1,807,587	1,694,998
Less accumulated depreciation	(1,180,396)	(870,511)
Property and equipment, net	$627,191	$824,487

Depreciation and leasehold amortization expense totaled $0.1 million and $0.1 million, and $0.3 million and $0.4 million for the three- and nine- month periods ended September 30, 2009 and 2008, respectively.

(5)           Goodwill and Other Intangibles, net

The Company recognized goodwill associated with its five acquisitions beginning in 2007 through 2008.  The following table sets forth the gross carrying value of our goodwill and any adjustments, other than impairment related, during the nine months ended September 30, 2009 for each respective transaction.

	December 31, 2008	Additions	September 30, 2009
TSS/Vortech	$15,739,472	$-	$15,739,472
Commsite	134,623	-	134,623
Innovative	1,351,786	-	1,351,786
Rubicon	5,606,153	760,563	6,366,716
SMLB, Ltd.	2,542,909	-	2,542,909
Total	$25,374,943	$760,563	$26,135,506

During the nine months ended September 30, 2009, the Company finalized the Rubicon 2008 earn-out resulting in the additional consideration of approximately $0.8 million (See Note 3).

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill Impairment

 The Company has not realized the anticipated revenue from customers acquired in its acquisitions and had experienced continued operating losses during the nine months ended September 30, 2009.  Based on the recurring operating losses, lower than anticipated bookings and revisions to the Company’s forecast, the Company performed an impairment analysis of the intangible assets acquired pursuant to SFAS 142 to identify any impairment in the carrying value of the goodwill related to the business in the second quarter of 2009. The analyses of the business used both an income and market approach to determine that the carrying value exceeded the current fair value of the business at each referenced quarter, resulting in goodwill impairment of $1.1 million during the second quarter of 2009.  At September 30, 2009 and December 31, 2008, the adjusted carrying value of goodwill was $4.5 million and $4.8 million, respectively.

	September 30,	December 31,
	2009	2008
Gross carrying amount of goodwill	$26,135,506	$25,374,943
Impairment loss on goodwill	(21,660,943)	(20,563,943)
Net goodwill	$4,474,563	$4,811,000

Other Intangibles, net

Other intangible assets, net consisted of the following:
	September 30, 2009				December 31, 2008
		Accumulated	Loss on	Net Carrying		Accumulated	Net Carrying
	Carrying Amount	Amortization	Impairment	Amount	Carrying Amount	Amortization	Amount

Finite Lived-Intangible assets:
Customer relationships	$17,630,000	$(5,664,860)	$(11,965,140)	$-	$17,630,000	$(4,469,474)	$13,160,526
Non competition agreement	740,600	(682,670)	-	57,930	740,600	(401,892)	338,708
Total	18,370,600	(6,347,530)	(11,965,140)	57,930	18,370,600	(4,871,366)	13,499,234
Indefinite Lived-Intangible assets:
Trade name	60,000	-	-	60,000	60,000	-	60,000
Net other intangible assets	$18,430,600	$(6,347,530)	$(11,965,140)	$117,930	$18,430,600	$(4,871,366)	$13,559,234

Based on the lack of new contracts and revision in anticipated revenue from customers and general condition of the Company, the Company evaluated long-lived customer relationship intangible assets and determined the carrying value exceeded the undiscounted cash flows at June 30, 2009.  Accordingly, the Company performed a fair value assessment based on discounted cash flows of June 30, 2009, resulting in an impairment loss of $12.0 million for the nine months ended September 30, 2009.  The adjusted net carrying value of the aggregate customer relationship intangibles was zero.

For the three months ended September 30, 2009 and September 30, 2008, amortization expense, excluding the impact of any impairment loss, totaling $0.1 million and $0.8 million, respectively, has been included in the accompanying consolidated statement of operations related to the above intangibles of which zero and $0.1 million, respectively, is included in cost of revenue.

For the nine months ended September 30, 2009 and September 30, 2008, amortization expense totaling $1.5 million and $2.5 million, respectively, has been included in the accompanying consolidated statement of operations related to the above intangibles of which zero and $0.4 million, respectively, has been included in cost of revenue.

(6)	Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$19,755	$(3,217,911)	$(17,764,517)	$(11,512,445)
Basic and diluted weighted average common shares	12,675,630	12,326,397	12,665,242	12,164,454
Net loss per share	$0.00	$(0.26)	$(1.40)	$(0.95)

As of September 30, 2009, there were unvested restricted stock, options to purchase units, and convertible unsecured promissory notes outstanding which were convertible to purchase 1,120,601, 700,000, and 533,333 shares of common stock, respectively. These were excluded in the computation of diluted net loss per common share for the three and nine months ended September 30, 2009, as their inclusion would be anti-dilutive. On July 13, 2009, outstanding warrants, including those attached to the option to purchase units, totaling 17,110,300 expired.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008, there were unvested restricted stock, options to purchase units, convertible unsecured promissory notes, and warrants outstanding which were convertible to purchase 355,334, 2,100,000, 533,333 and 15,710,300 shares of common stock, respectively. These were excluded in the computation of diluted net loss per common share for the three and nine months ended September 30, 2008, as their inclusion would be anti-dilutive.

(7)	Employee Benefit Plans

For both the three months ended September 30, 2009 and 2008, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $0.4 million.  An additional $0.1 million was included in cost of revenue. During the nine months ended September 30, 2009, the Company issued 588,764 restricted shares with an approximate weighted average grant date fair value of $0.77 and approximate two year life.

For the nine months ended September 30, 2009 and 2008, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $1.1 million and $1.2 million, respectively.  An additional $0.3 million and $0.3 million, respectively, was included in cost of revenue.

(8)	Options to Purchase Units and Warrants

At September 30, 2009 and December 31, 2008, there were options to purchase units and warrants outstanding to purchase a total of 700,000 and 17,810,300 of common shares, respectively.  On July 13, 2009, outstanding warrants, including those attached to the option to purchase units, totaling 17,110,300 expired.

In 2007, the Company entered into a one year agreement with an advisor,pursuant to which we were obligated to issue a warrant for the purchase of 125,000 shares of our common stock, in exchange for consulting services. The fair value of these warrants has been determined using the Black-Scholes model and is recognized over the term of the agreement. For the three and nine months ended September 30, 2008, the computed Black-Scholes value of the warrant declined to zero and $141,422, respectively, resulting in a reduction in selling, general and administrative expense.

(9)	Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes). Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of September 30, 2009 and December 31, 2008, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that under relevant accounting standards; it is more likely than not that the deferred tax assets will not be realizable.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	Notes Payable

	September 30,	December 31,
	2009	2008

Convertible, unsecured promissory note, due 2012 (6.0%)	$4,000,000	$4,000,000
Unsecured promissory note, due 2009 (6.0%)	-	1,575,618
Unsecured promissory note, due 2010 (6.0%)	120,572	120,572
Unsecured promissory note, due 2010 (6.0%)	353,571	-
Unsecured promissory note, due 2011 (6.0%)	228,766	283,457
Vehicle notes	7,850	20,907
Total debt	4,710,759	6,000,554
Less current portion	2,482,572	1,688,845
Total debt, less current portion	$2,228,187	$4,311,709

In connection with the Rubicon acquisition, on June 2, 2009 the Company issued unsecured promissory notes totaling $0.6 million to the sellers of Rubicon based on their achievement of certain earnings targets for the year ended December 31, 2008, (“the 2008 earn-out”) (see Note 3).  The note issued bears interest at 6% per annum and scheduled principal repayment is over one year with amortization of $39,286 per month and a final balloon payment of $78,571 due on May 15, 2010.  The repayment of the note may be accelerated, as any unpaid principal and interest is due immediately at closing if the Company sells the Rubicon division.

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

S3 Integration, LLC S3 Integration LLC (S3 Integration) is 15% owned by each of the Company’s Chief Executive Officer and President.  S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Systems, LLC (Chesapeake Systems) is 9% owned and significantly indebted to the Company’s Chief Executive Officer. Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment.

Chesapeake Mission Critical, LLC (Chesapeake MC) is 9% owned by each of the Company’s Chief Executive Officer and its President. Additionally, it is significantly indebted to the Company’s Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment.

CTS Services, LLC (CTS) is 9% owned by the Company’s Chief Executive Officer. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed. On April 1, 2009, the Company’s Chief Executive Officer sold 46% of his interest in CTS, reducing his ownership to 9%.

L.H. Cranston Acquisition Group, Inc . L.H. Cranston Acquisition Group, Inc. (Cranston) was 25% owned by the Company’s Chief Executive Officer until the sale of his interest on February 28, 2009. Cranston is a mechanical, electrical and plumbing contractor that acts, directly or through its Subsidiary L.H. Cranston and Sons, Inc., as subcontractor to the Company on a project-by-project basis.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Telco P&C, LLC Telco P&C, LLC is 55% owned by the Company’s Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco as needed.

TPR Group Re Three, LLC As of November 1, 2006, TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by each of the Company’s Chief Executive Officer and its President. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The Company had an independent valuation, which determined the lease to be at fair value.

Chesapeake Tower Systems, LLC As of September 30, 2009, Chesapeake Tower Systems, LLC (Chesapeake) is owned 100% by the Company’s Chief Executive Officer.  During the second quarter 2009 and concurrent with an expiring leased facility, the Company entered into a new lease for approximately 25,000 square feet of combined office and warehouse space from Chesapeake.  The lease commitment is for five years (Initial Term) with a two-year renewal option (Renewal Term).  During the Initial Term, annual rent is $124,000, plus operating expenses.  If the Company elects to extend the lease, annual rent increases by  the greater of i) fair market rental as defined in the agreement, or ii) 3% increase in each year of the Renewal Term.  Additionally, Chesapeake provided $150,000 for tenant improvements and relocation costs.  The Company completed an independent appraisal, which determined the lease to be at fair value.

The following table sets forth transactions the Company has entered into with the above related parties for the three and nine months ended September 30, 2009 and 2008.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by Company should not be expected.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue
CTS Services, LLC	$-	$51,298	$2,000	$163,576
Chesapeake Mission Critical, LLC	20,660	12,562	177,318	65,565
Telco P&C, LLC	84,395	-	153,660	-
Chesapeake Systems, LLC	-	2,410	-	2,410
CS Technology, Inc.	-	40,752	-	116,673
S3 Integration, LLC	-	7,667	-	7,667
Total	$105,055	$114,689	$332,978	$355,891
Cost of Revenue
CTS Services, LLC	$380,975	$1,309,845	$1,881,913	$2,102,864
Chesapeake Systems, LLC	-	-	-	147,931
Chesapeake Mission Critical, LLC	240,261	65,082	298,541	118,399
S3 Integration, LLC	37,377	111,630	375,974	149,145
LH Cranston & Sons, Inc.	-	-	269,749	7,500
Telco P&C, LLC	-	325,089	72,556	335,158
Total	$658,613	$1,811,646	$2,898,733	$2,860,997
Selling, general and administrative	-
Office rent paid to TPR Group Re Three, LLC	93,642	98,131	295,496	293,513
Office rent paid to Chesapeake Tower Systems, LLC	30,999	58,072	177,870	176,406
Total	$124,641	$156,203	$473,366	$469,919

	September 30,	December 31,
	2009	2008
Accounts receivable/(payable):
CTS Services, LLC	$10,512	$50,437
CTS Services, LLC	(83,540)	(584,460)
Chesapeake Mission Critical, LLC	-	15,900
Chesapeake Mission Critical, LLC	-	-
Telco P&C, LLC	63,735	-
Telco P&C, LLC	-	(21,154)
LH Cranston & Sons, Inc.	-	(67,455)
S3 Integration, LLC	(159,581)	(53,630)
Total accounts receivable	$74,247	$66,337
Total accounts (payable)	$(243,121)	$(726,699)

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

Competition in Current Economic Environment

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in the mission-critical market.  These larger competitors have an infrastructure and support greater than ours and accordingly, we have begun to experience some price pressure as some companies are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date due to the economic uncertainty or lack of access to capital.  This type of delay was demonstrated by our largest customer, which led us to significantly reduce our backlog by $144.9 million to $63.2 million at December 31, 2008 and to $39.9 million at September 30, 2009, although a formal cancellation of contracted amounts has not been received.

We believe there are high barriers to entry into our sector for new competitors due to our specialized technology service offerings which we deliver to our customers, our top secret clearances, and our turnkey suite of deliverables offered. We compete for business based upon our reputation, past experience, and our technical engineering knowledge of mission-critical facilities and their infrastructure. We are developing and creating long term relationships with our customers because of our excellent reputation in the industry and will continue to create facility management relationships with our customers that we expect will provide us with steadier revenue streams to improve the value of our business.  Finally, we seek to further expand our energy services that focus on operational cost savings that may be used to either fund the project or increase returns to the facility operator.  We believe these barriers and our technical capabilities and experience will differentiate us to compete with new entrants into the market or pricing pressures.

Although we will closely monitor our proposal pricing and the volume of the work, we cannot be certain that our current margins will be sustained.  Furthermore, given the environment, and that the volume of our contracts further decreased, we are taking additional measures to reduce our operating costs through additional reductions in general, administrative and marketing cost, reductions in personnel and related costs, including the possibility of terminating our regulatory reporting requirement and delisting of our stock. For further information see “Liquidity and Capital Resources ” below.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis and time and materials basis, and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At September 30, 2009, we had authorizations to proceed with work for approximately $24.5 million, or 61% of our total backlog of $39.9 million. At December 31, 2008, we had authorizations to proceed with work for approximately $51.6 million, or 82% of our total backlog of $63.1 million. Additionally, approximately $24.4 million, or 61% of our backlog, relates to two customers at September 30, 2009 and $36.0 million, or 57%, to one customer at December 31, 2008.

As of September 30, 2009, our backlog was approximately $39.9 million, compared to approximately $63.2 million at December 31, 2008. We believe that approximately 38% of the backlog at September 30, 2009 will be recognized during the remainder of the year. The following table reflects the value of our backlog in the above three categories as of September 30, 2009 and December 31, 2008, respectively.

(In millions)

	September 30,	December 31,
	2009	2008
Technology consulting	$2.0	$4.0
Construction management	27.3	48.7
Facilities management	10.6	10.5
Total	$39.9	$63.2

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

Revenue Recognition

We recognize revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. Our revenue is derived from the following types of contractual arrangements: fixed-price contracts, time-and-materials contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). Revenue from fixed-price contracts is accounted for under the application of ASC 605 (formerly Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts), recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs. The cost to total cost method is used because management considers cost incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

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

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC 350 (formerly SFAS No. 142, “ Goodwill and Other Intangible Assets),” establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

 The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. In interim periods, we evaluate these assets for impairment when events occur that suggest a possible impairment. Through the second quarter 2009, we continued to incur operating losses and revised our forecasted revenues as we have seen customer delays, a lack of new contracts and executed contracts have been at margins lower than historic levels.  As a result of the decline in performance and continued customer delays, during the interim period we evaluated the carrying value of goodwill and other long-lived intangible assets for impairment.  Utilizing a third party firm we determined the carrying value of goodwill was in excess of the fair value, resulting in an aggregate impairment on goodwill of approximately $1.1 million during the nine months ended September 30, 2009.  At September 30, 2009, the net carrying value of goodwill was $4.5 million.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. Based on the general business condition of the Company and the goodwill impairment analysis, we evaluated the carrying value of the asset and determined both the carrying value of exceeded both undiscounted and discounted cash flows. During the nine months ended September 30, 2009, we recorded a permanent reduction in the carrying value of $12.0 million, reducing the net carrying value of other intangible assets to $0.2 million.

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

Effective January 1, 2007, we were required to adopt ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes).  ASC 740 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, we were in essence a “blank check” company with no substantive operations. Management has concluded that the adoption of ASC 740 had no material effect on our financial position or results of operations. As of September 30, 2009, we do not have any material gross unrecognized tax benefit liabilities.

We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Recently Issued Accounting Pronouncements

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 amends ASC 810 (formerly FIN 46(R)), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and we are currently evaluating its impact on our financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (FAS 166). FAS 166 amends  ASC 860 (formerly FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”), removing the concept of a qualifying special-purpose entity, and removing the exception from applying ASC 810 to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and its impact will vary with each future transfer of financial assets.

In May 2009, the FASB issued ASC 855 (SFAS No. 165, “Subsequent Events”).  ASC 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 16, 2009.

In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments).  ASC 825 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 also amends ASC 270 (formerly APB 28, Interim Financial Reporting), to require these disclosures in summarized interim periods. We adopted the provisions of ASC 825 as of June 30, 2009. The adoption of AS 825 did not affect the amount of any of our financial statement line items.

Results of operations for the three months ended September 30, 2009 compared with the three months ended September 30, 2008

Revenue.   Revenue decreased $9.8 million to $16.0 million for the three months ended September 30, 2009 from $25.8 million for the three months ended September 30, 2008. The decrease is primarily driven by a $7.8 million decrease in construction management services and an aggregate $2.0 million decrease in our technology consulting and facilities management services.  This decline in revenue resulted from both the delay in beginning projects and the cancellation of other projects.

Cost of Revenue.  Cost of revenue decreased $8.1 million to $12.6 million for the three months ended September 30, 2009 from $20.7 million for the three months ended September 30, 2008. The decrease is primarily driven by a $6.5 million decrease in construction management and an aggregate decrease of $1.5 million in technology consulting and facilities management services.

Gross Margin Percentage.  Gross margin percentage increased 1.4% to 21.3% for the three months ended September 30, 2009 compared to 19.9% for the three months ended September 30, 2008.  The increase in gross margin was primarily attributable to a single construction project that was near complete in the third quarter 2009 and a change in the mix in which a larger portion of total services were comprised of facilities management services.  We anticipate margins will continue around 15% or potentially lower given the current competitive environment.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.7 million to $3.1 million for the three months ended September 30, 2009 from $4.8 million for the three months ended September 30, 2008. The decrease is primarily driven by $0.7 million decrease in salaries and related employee expenses due to a reduction in headcount and variable compensation, $0.5 million decrease in acquisitions related costs, and $0.3 million decrease in marketing efforts and professional fees.  We incurred no acquisition related costs during the nine months ended September 30, 2009.

We have continued to experience delays in the timing of revenues associated with certain customers and contracted work is at lower margins than the prior year.  Accordingly during the third quarter of 2009, the Company instituted 10% reduction in salaries for employees and further reduced headcount.  We continue to evaluate our selling, general and administrative costs with the objective of achieving profitability based on our revised forecasted business.

Depreciation.   Depreciation remained consistent at $0.1 million for the three months ended September 30, 2009 compared to $0.1 million for the three months ended September 30, 2008.

Amortization of intangible assets.   Amortization expense decreased $0.6 million to $0.1 million for the three months ended September 30, 2009 from $0.7 million for the three months ended September 30, 2008.  The decrease in expense correlates to the decrease in average amortizable carrying values of finite lived intangibles, as the net amortizable carrying amount of finite lived intangibles totaled $0.1 million and $14.4 million at September 30, 2009 and September 30, 2008, respectively. The decrease in carrying value was primarily attributable to an impairment loss of $12.0 million on finite lived customer intangibles during the second quarter of 2009.  At September 30, 2009, the adjusted net carrying value of other intangibles was $0.2 million.

Impairment loss on goodwill and other intangibles, net.    We did not record any impairment losses during the three months ended September 30, 2009.  During the three months ended September 30, 2008, we had experienced continued operating losses and a decline in market value and accordingly conducted analyses of our operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $3.0 million for the three months ended September 30, 2008.

Interest income (expense), net.  Our interest income (expense), net remained consistent at ($0.1 million) for the three months ended September 30, 2009 compared to ($0.1 million) for the three months ended September 30, 2008.

Income tax expense (benefit).  Income tax (benefit) decreased to zero for the three months ended September 30, 2009 from ($0.4) million for the three months ended September 30, 2008.  The prior year tax benefit was associated with the decrease in our deferred tax liabilities associated with our decrease in our tax deductible goodwill.  No such decrease was recorded in 2009, nor was any benefit was recorded for the three months ended September 30, 2009.

  Results of operations for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008

Revenue.   Revenue decreased $4.4 million to $61.0 million for the nine months ended September 30, 2009 from $65.4 million for the nine months ended September 30, 2008. The decrease is primarily driven by $3.4 million decrease in our facilities management services and $1.4 million decrease in technology consulting services. The decrease in facilities management services is attributable to lower volume of federal government contracts and the fact that we had one significant project that concluded in 2008.

Cost of Revenue.  Cost of revenue decreased $2.5 million to $52.2 million for the nine months ended September 30, 2009 from $54.7 million for the nine months ended September 30, 2008. The decrease is primarily driven by a $2.7 million decrease in facilities management services and $0.7 million decrease in technology consulting; partially offset by an increase construction management services.

Gross Margin Percentage.   Gross margin percentage decreased 1.8% to 14.5% for the nine months ended September 30, 2009 from 16.3% for the nine months ended September 30, 2008.  The decline in gross margin is primarily attributable to contraction in gross margin percentage in the construction management services, which decreased by 1.9% to 11.3% for the nine months ended September 30, 2009 from 13.2% for the nine months ended September 30, 2008.  The decline in gross margin for construction management services is due to the competitive environment in which we contracted work at lower than historic margins.  We anticipate margins will continue at the current level or potentially lower given the environment.

Selling, general and administrative expense.  Selling, general and administrative expenses decreased $3.7 million to $11.6 million for the nine months ended September 30, 2009 from $15.3 million for the nine months ended September 30, 2008. The decrease is primarily driven by $2.1 million decrease in salaries due to a reduction in headcount and furloughs, $1.2 million decrease in acquisition related costs, and $0.5 million decrease in professional fees and marketing efforts.  We incurred no acquisition related costs in 2009.

We have continued to experience delays in the timing of revenues associated with certain customers and contracted work is at lower margins than the prior year.  Accordingly, we continue to evaluate our selling, general and administrative costs with the objective of achieving profitability based on our revised forecasted business.

Depreciation.   Depreciation remained consistent at $0.3 million for the nine months ended September 30, 2009 compared to $0.4 million for the nine months ended September 30, 2008.

Amortization of intangible assets.   Amortization expense decreased $0.6 million to $1.5 million for the nine months ended September 30, 2009 from $2.1 million for the nine months ended September 30, 2008.  The decrease in expense correlates to the decrease in average amortizable carrying values of finite lived intangibles, which was primarily attributable to an impairment loss of $12.0 million associated with finite lived customer intangibles during the second quarter of 2009.

Impairment loss on goodwill and other intangibles, net.    Impairment loss on goodwill and other intangibles increased $8.9 million to $13.1 million for the nine months ended September 30, 2009 from $4.2 million for the nine months ended September 30, 2008.  The increase in the expense is primarily attributable to $12.0 million impairment of carrying values associated with finite lived customer intangibles, offset partially by a decrease of $3.1 million in impairment loss on goodwill.  We have not realized the anticipated revenue from customers acquired in our acquisitions and have experienced continued operating losses in the current year.

Based on the lack of new contracts and revision in anticipated revenue from acquired customers and our general operating condition, we evaluated long-lived customer relationship intangible assets and determined that the carrying value exceeded the undiscounted cash flows.  Accordingly, we performed a fair value assessment based on discounted cash flows, resulting in an impairment loss of $12.0 million for the nine months ended September 30, 2009.  At September 30, 2009, the adjusted net carrying value of other intangibles was $0.2 million. No impairment of customer relationship intangibles was recorded for the nine months ended September 30, 2008.

We conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $1.1 million for the nine months ended September 30, 2009. At September 30, 2009, the adjusted carrying value of goodwill was $4.5 million.  Based on recurring operating losses, revised forecast and a decline in our market value, we conducted similar analyses of the operations in the prior year resulting in a loss on goodwill of $4.2 million for the nine months ended September 30, 2008.

Interest income (expense), net.  Our interest income (expense), net remained consistent at ($0.1 million) for the nine months ended September 30, 2009 compared to ($0.2 million) for the nine months ended September 30, 2008.

Financial Condition, Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2009	2008	Change
Net loss	$(17,764,517)	$(11,512,445)	$(6,252,072)
Adjustments to reconcile net loss to net cash
used in operations:
Amortization of intangibles	1,476,171	2,491,477	(1,015,306)
Impairment loss on goodwill and other intangibles	13,062,133	4,190,000	8,872,133
Stock and warrant-based compensation	1,393,098	1,469,252	(76,154)
Provision for doubtful accounts	1,025,083	119,728	905,355
Other non-cash items	43,652	371,122	(327,470)
Net adjustments to reconcile net income for non-cash items	17,000,137	8,641,579	8,358,558
Net change in working capital	(6,264,447)	974,714	(7,239,161)
Cash used in operations	(7,028,827)	(1,896,152)	(5,132,675)
Cash used in investing	(1,165,825)	(2,331,281)	1,165,456
Cash used in financing	(1,888,513)	(2,088,524)	200,011
Net decrease in cash	(10,083,165)	(6,315,957)	(3,767,208)

Cash and cash equivalents decreased $10.1 million to $2.4 million at September 30, 2009 from $12.4 million at December 31, 2008. The decrease was primarily attributable to $7.0 million used in operating activities, $1.2 million for investing activities, and $1.9 million used in the repayment of notes payable.

Operating Activity

Net cash used in operations operating activities totaled $7.0 million for the nine months ended September 30, 2009 compared to $1.9 million for the nine months ended September 30, 2008. The decrease in operating cash flow was primarily attributable to an increase in net loss of $6.3 million and a decrease in cash provided from working capital of $6.3 million.  The decrease in net loss was primarily driven by an increase in the non-cash items of approximately $8.4 million due primarily to an increase in impairment loss on goodwill and other intangibles.  The decrease in working capital was due to $7.1 million decrease in contract related working capital including contract accounts payable and billings in excess of costs and estimated earnings, partially offset by changes in contracts receivable and costs and estimated earnings in excess of billings.

Investing Activity

Net cash used in investing activities decreased $1.1 million to $1.2 million for the nine months ended September 30, 2009 from $2.3 million for the nine months ended September 30, 2008.  The decrease was attributable to decreased investing activity associated with acquired companies.  For the nine months ended September 30, 2009, cash was used primarily for the payment of contingent consideration associated with the Rubicon 2008 earn-out and Innovative 2008 earn-out totaling $0.7 million and $0.4 million, respectively.  For the nine months ended September 30, 2008, cash used for acquisitions and related activity was $2.3 million due primarily to the SMLB acquisition of $2.1 million.

Financing Activity

Net cash used in financing decreased $0.2 million to $1.9 million for the nine months ended September 30, 2009 from $2.1 million for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, payments consisted almost entirely of seller note repayments and the increase was associated with an increase in the scheduled amounts due for Rubicon unsecured promissory notes issued to the sellers.

Non-Cash Activity

During the nine months ended September 30, 2009, in connection with the purchase of Rubicon, we issued to the sellers $0.6 million of unsecured promissory notes bearing interest at 6% per annum and repayable over a one-year term.  The notes were issued in association with the achievement of certain profit targets, as defined in the purchase agreement, for the year ended December 31, 2008.  The repayment of the note may be accelerated, as any unpaid principal and interest is due immediately at closing if we sell the Rubicon division.  Additionally, during the nine months ended September 30, 2008 in connection with the achievement of certain bookings targets, we issued to the Rubicon sellers $0.4 million of unsecured promissory notes.

During the nine months ended September 30, 2008, our Chief Executive Officer and Chief Operating Officer, both the selling members of TSS/Vortech, entered into an agreement to convert at $7.50 per share an aggregate of $3.5 million of their seller’s notes to 466,667 common shares.  The conversion was recorded as an increase to additional paid in capital.

Liquidity and Capital Resources

We had $2.4 million and $12.4 million of unrestricted cash and cash equivalents at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, we have had no capital transactions; as a result, during the nine months ended September 30, 2009, we have financed our operations primarily with cash on hand as we experienced negative cash flow from operations. While we are taking actions to contain costs, until we fully align our expenses with our anticipated revenue stream, we expect to continue to need to use our available cash to fund our operations.

Based on an unexpected lack of closed contracts and continued customer delays experienced during the six months ended June 30, 2009, we revised our financial forecast during the second quarter of 2009 to try and better match costs with expected revenues.  During the third quarter of 2009, we initiated selling, general and administrative cost reduction measures, which approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, we are evaluating additional measures to reduce benefit costs, professional fees and public company costs with the possibility of deregistering our securities under the Exchange Act, thereby terminating our SEC reporting requirements and delisting our stock from NASDAQ.

As required cash on hand and projected cash from operations over the next twelve months may not allow us to meet our current operating plans, and are not anticipated to allow us to meet our scheduled debt maturities over the next twelve months, we are working to restructure existing current maturities of indebtedness totaling $2.0 million at September 30, 2009.  The current maturities due are comprised of the following significant components:

•
Unsecured promissory note of $1.6 million due March 31, 2010 - This note was issued on January 19, 2007 as consideration with the acquisition of Total Site Solutions.  The note was restructured in August 2008, resulting in the deferral until March 31, 2010 of all maturing principal and accruing interest payable.  Mr. Gallagher, our President, is the holder of the note.

•
Unsecured promissory note of $0.5 million due May 15, 2010 - This note includes monthly payments of approximately $39,000 plus interest at 5%.  This note was issued to the Rubicon sellers on June 2, 2009 as contingent consideration for the achievement of certain profit targets.  Three members of our current management hold approximately 46% of the notes, which corresponds to their prior ownership in the sold enterprise.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. Management believes that our existing cash resources, combined with projected cash flows from operations, may not be sufficient to execute our business plan and continue operations into the future.  Management has taken steps to reduce our operating expenses such as payroll and related personnel costs through headcount reductions and furloughs of certain departments, professional and marketing to eliminate discretionary fees, and we continue to implement changes in our strategic direction aimed at achieving profitability and positive cash flow.  Although we have been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. In order to preserve our limited financial resources, we may determine to voluntarily delist our securities from trading on NASDAQ and deregister our securities under the Exchange Act and cease our reporting obligations with the SEC under the Exchange Act.  In addition, management continues to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and sales of a division or divisions or some or all of our assets or a sale of the entire company.  If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations entirely. In such event, investors may lose a portion or all of their investment.

In an effort to meet our working capital requirements and scheduled maturities of indebtedness absent restructuring, we engaged an investment banking firm in June 2009 to assist us with either raising additional capital, or the marketing for sale of a division or divisions, or some or all of our assets or our entire company.  On July 9, 2009, our Board of Directors formed a Special Committee of independent directors whose exclusive purpose is to consider, evaluate, review and negotiate and advise on any proposed transaction, including any potential transactions with related parties, and to determine whether any proposed transaction is fair to and in the best interest of our stakeholders.  The Special Committee retained independent legal counsel and has the authority to retain and compensate any advisor in the fulfillment of its duties.  The Special Committee is comprised of Asa Hutchinson, William L. Jews, and John Morton III (Chairman).  The Special Committee is currently considering the following alternatives:

•	Raising additional capital in the form of debt, equity, or combination thereof.

•	Marketing of the Company with focus on the sale of non-cash flowing components of the business, as well as, any of the Company’s divisions or the entire Company.

This process is ongoing.  However, we may not be successful in executing a sale of a division or divisions or some or all of our assets or a sale of our entire company or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, we may be forced to further curtail operations, or cease operations entirely.  In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

If we are not able to achieve these operational and financial objectives, we will not have sufficient financial resources to meet our financial obligations and we could be forced to seek reorganization under the U.S. Bankruptcy Code.

Off Balance Sheet Arrangements

As of September 30, 2009, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4T. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and any subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Risks Related to our Key Employees

We may be unable to hire and retain sufficient qualified personnel; the loss of any of our key executive officers and key employees may adversely affect our business.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Based on our current financial condition, salary reductions and additional furloughs, certain key executive officers and key employees may decide to leave. Our failure to attract and retain qualified personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and constrain our future growth.

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

Without limiting the foregoing, the words “believes,” “anticipates,” ”plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our 2008 Annual Report on Form 10-K, as updated or supplemented by our Quarterly Reports on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table set for below shows all repurchases of securities by us during the quarter ended September 30, 2009:

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Three	Total Shares	Price Paid	Publically Announced	To Be Purchased Under
Months Ended September 30, 2009	Purchased	per Share	Plans	Plans
July 1, 2009- July 31, 2009	43,936	$1.01	-	-
August 1, 2009- August 31, 2009	5,905	0.64	-	-
September 1, 2009-September 30, 2009	772	0.58	-	-
Total	50,613	$0.96	-	-

The Company repurchased 50,613 shares for employee taxes associated with net issuance of vesting restricted stock.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On November 11, 2009, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Compensation Committee, approved a monthly cash compensation of $5,000 to John Morton, III, for his services as the Chairman of the Board and Chairman of the Special Committee of the Board, effective December 1, 2009.

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

FORTRESS INTERNATIONAL GROUP, INC.

Date: November 16, 2009	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Principal Executive Office)

Date: November 16, 2009	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Principal Financial Officer)