Form 10-K
period 2009-12-31
Fortress International Group, Inc.
filed 2010-03-31
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

7226 Lee DeForest Drive, Suite 209	21046
Columbia, MD	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2009 was approximately $6,375,699 based on 5,592,718 shares held by such non-affiliates at the closing price of a share of common stock of $1.14 as reported on The NASDAQ Capital Market on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, outstanding as of March 19, 2010 was 13,361,763shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K will be incorporated from the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2009.

Unless the context otherwise requires, when we use the words “Fortress,” ”FIGI,” “we,” “us,” “our company,” or “the Company” in this Annual Report on Form 10-K, we are referring to Fortress International Group, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Fortress International Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read such statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to, statements concerning:

•	our mission-critical services business, its advantages and our strategy for continuing to pursue our business;

•	expectations as to our future revenue, margin, expenses, cash flows and capital requirements;

•	expectations as to our materialization of our backlog;

•	the quoting of our common stock on the OTC bulletin board;

•	the amount of cash available to us to execute our business strategy;

•	continued compliance with government regulations;

•	statements about industry trends;

•	geopolitical events and regulatory changes; and

•	other statements of expectations, beliefs, future plans and strategies.

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

•	manage the risks relating to revenues and backlog under customer contracts, many of which can be cancelled on short notice;

•	manage and meet contractual terms of complex projects;

•	react to the uncertainty related to current economic conditions;

•	attract and retain qualified management and other personnel;

•	increase demand for our services and products;

•	meet all of the terms and conditions of our debt obligations; and

•	generate sufficient cash flows to support operations and implement our strategic plan.

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

PART I

Item 1.     BUSINESS

Overview

We were incorporated in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation,” for the purpose of acquiring an operating business that performed services to the homeland security industry. In 2005, we closed our initial public offering, including an over-allotment of 7,800,000 units, with each unit consisting of one share of our common stock and two warrants each to purchase additional shares of common stock, which resulted in gross proceeds of $46.8 million.

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

After our initial acquisition of TSS/Vortech, management continued an acquisition strategy to expand our geographic footprint, add complementary services and diversify and expand our customer base. We acquired substantially all of the assets of Comm Site of South Florida, Inc. (“Comm Site”) on May 7, 2007, 100% of the outstanding and issued capital stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. (“Innovative”) on September 24, 2007, and 100% of the membership interests of Rubicon Integration, LLC (“Rubicon”) on November 30, 2007. On January 2, 2008, we purchased 100% of the outstanding and issued capital stock of SMLB, Ltd.

On December 29, 2009, in an effort to preserve cash resources and enhance liquidity while maintaining a similar set of professional services subsequently, the Company disposed of substantially all of the assets and liabilities of Rubicon, LLC to its former owners and current management.  The disposition resulted in consideration of approximately $2.0 million.

Our principal executive offices are located at 7226 Lee DeForest Drive, Suite 209, Columbia, Maryland 21046 and our telephone number is 410-423-7300. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K , proxy statements for our annual stockholder’s meetings and all amendments to those reports, are available to you free of charge through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov or on our website at www.thefigi.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. Copies of these reports and other information may be inspected and copied at the public reference facilities maintained by the SEC at the SEC Headquarters, Public Reference Section, 100 F Street, N.E., Washington D.C. 20549 on official business days during the hours 10:00 a.m. to 03:00 p.m. or by calling the SEC at 1-800-SEC-0330. Copies are also available upon request and without charge by contacting us at Fortress International Group, Inc., 7226 Lee DeForest Drive, Suite 209, Columbia, Maryland 21046.

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

Prior Growth Through Acquisitions

Beginning in 2006 and continuing into 2008, we implemented a plan to grow our business, diversify our customer base, and gain additional operational scale. To mitigate business volume fluctuations and customer concentration, we added selling, general and administrative personnel, enabling us to bid and quote up to approximately several hundred million in revenues across our service offerings. We acquired five businesses during the fiscal years 2007 and 2008 that have provided complementary services, extended our geographical footprint and added key customers and personnel. In late 2008 and 2009, our strategic growth through acquisitions was suspended due to the downturn in the economy.  In the future, we expect to continue our growth initiatives both internally and through potential acquisitions of smaller specialized mission-critical engineering or IT services firms (primarily in the United States), subject to an improved economic outlook and our ability to obtain financing, if necessary.

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, LLC, doing business as Total Site Solutions, and Vortech, LLC, or TSS/Vortech. TSS/Vortech provides comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure . The closing consideration consisted of (i) $11.5 million in cash, including acquisition costs of $1.8 million and net of cash acquired of $1.1 net of a working capital adjustment per the terms of the purchase agreement,  (ii) the assumption of $0.2 million of debt of TSS/Vortech, (iii) 2,602,813 shares of our common stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees, and 574,000 shares were designated for issuance to employees of TSS/Vortech under our 2006 Omnibus Incentive Compensation Plan and (iv) $10.0 million in two convertible promissory notes of $5.0 million each, bearing interest at 6%.  Simultaneously with the acquisition of TSS/Vortech, we changed our name from “Fortress America Acquisition Corporation” to our current name, “Fortress International Group, Inc.”

Following our initial acquisition of TSS/Vortech, we continued with our acquisition strategy to expand our geographic footprint, add complementary services and diversify and expand our customer base.

On May 7, 2007, we purchased substantially all of the assets of Comm Site of South Florida, Inc. for $150,000 in cash.

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

In 2008, Innovative achieved 2008 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $0.4 million which was paid in the second quarter of 2009 per terms of the purchase agreement.

In 2009, Innovative achieved 2009 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $0.2 million. Subject to terms and conditions outlined in the purchase agreement, the payment is due in the second quarter of 2010.

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

In 2008, Rubicon received contingently issuable notes totaling $2.0 million by achieving or exceeding certain financial targets defined in the purchase agreement.  Approximately $0.4 million had been paid at December 31, 2008, while the remainder was paid in January 2009.

Additionally in 2008, Rubicon achieved certain 2008 earnings targets established in the purchase agreement, entitling the sellers to an earn-out payment estimated at $0.5 million at December 31, 2008.  In 2009, we delivered the calculation and finalized the 2008 earn-out with the sellers, which resulted in the issuance of an additional $0.8 million of consideration in the form of $0.5 million note and payment for the balance. In 2009, Rubicon achieved certain 2009 earnings targets established in the amended purchase agreement, entitling the sellers to an earn-out payment of $0.2 million

As we sought additional liquidity and to maintain a similar service offering, on December 29, 2009, we sold substantially all of the assets and liabilities of Rubicon for consideration totaling $2.0 million consisting of 0.8 million in cash proceeds, net of transaction costs, $0.6 million note receivable and $0.4 million in forgiveness of actual obligations and potential liabilities related to the 2008 and 2009 earn-outs. Additionally, we are entitled to contingent consideration in the form of an earn-out equal to 7.5% of gross profit on designated projects during a one year period commencing on the close date.  At December 31, 2009, the Company had not recorded any contingent consideration associated with the earn-out as it’s not reasonably assured and estimable.

On January 2, 2008, we entered into a stock purchase agreement with SMLB, Ltd, or SMLB, an Illinois corporation which provides professional construction management services for mission-critical facilities, and each of the stockholders of SMLB, for the acquisition of SMLB. Pursuant to the purchase agreement we acquired 100% of the issued and outstanding capital stock of SMLB for an aggregate consideration consisting of (i) $2,000,000 in cash, subject to certain adjustment to be determined within 60 days of the closing of the acquisition, (ii) an unsecured promissory note for an aggregate amount of $500,000, plus interest accruing at 6% annually from the date of the issuance, (iii) an aggregate of 96,896 shares of common stock of the Company, to be held in escrow pursuant to a certain indemnity escrow agreement, and (iv) additional earn-out amounts, contingent upon the achievement of certain operational and financial targets by SMLB for each of the calendar years 2008 and 2009 and subject to satisfaction of any outstanding indemnification obligations by the sellers. The note referred to above was reduced for working capital adjustments in accordance with terms of the purchase agreement. The adjusted note is payable in three years, based on a five-year amortization schedule, with $24,118 plus accrued interest payable on each of January 2, 2009 and January 2, 2010 and the balance of $72,336 plus accrued interest payable on January 2, 2011. The January 2, 2009 scheduled payment was not made, as the note was adjusted in the fourth quarter of 2008.

 As indicated above, we suspended our strategic plan to grow our business through acquisitions because of the downturn in the economy.  Currently, we are not actively evaluating the disposition of any material assets and liabilities.

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

We pursue opportunities in the growing mission-critical IT market in both the government and private sectors through our single source solution offerings. We believe there are significant barriers to entry for new competitors in the mission-critical IT market, including customer requirements for firms with substantial IT project experience, deep and broad professional and IT construction management offerings and, for homeland defense and intelligence agency work, facility and security clearances. Through our facilities integration services, we have the ability, directly and through subcontractor relationships, to provide all services and coordinate the efforts of all personnel involved in a mission-critical project, to meet crucial occupancy deadlines, and to complete all required services with minimal disruption.

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

Service Offerings

The company has developed a menu of unique consulting and service options to assist and partner with owners of mission-critical facilities to develop strategies that enable them to cope with the complexities facing mission-critical facility infrastructure systems. These solutions begin with strategies for the IT assets that are being housed in the facility, through power, cooling and heat rejection issues and disaster recovery backup systems. We help them develop total cost of ownership models that enable them to design and build the most efficient data centers based on their available capital. Our solutions involve all aspects of the life cycle of the data center and are described in more detail below.

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

Facilities Management

We provide a comprehensive maintenance and service contract designed to insure that the multiple systems critical to sustaining on-line applications in technologically intensive facilities remain operational and functional. Typical services during the facilities maintenance and service phase include overall management of facility maintenance program, on-site staffing of technical engineering positions ( e.g., electricians, HVAC mechanics, control technicians and voice/data technicians), and management of non-technical subcontracted services ( e.g., security, landscaping, janitorial, pest control, snow removal, carpentry, painting and general maintenance services). We seek to provide on-site maintenance services, not only to gain additional project revenue, but also to obtain hands-on involvement in any new facility planning, design and construction initiatives that the customer undertakes.

 In addition to on-site services the company has a 24X7 National Operations Center in Elkridge, Maryland that has the capability of monitoring remotely our data center service contract customers’ facilities for systems operations and emergency events that could lead to outages. Temperature levels, humidity, electrical connectivity, power usage and fire alarm conditions are among the items monitored. In addition the system maintains all site documentation for repairs and maintenance performed on each critical piece of equipment covered under our service contract agreement. The information is useful to our customers for determination of why failures occur and enables them to make critical decisions on repair or replacement strategies based on the operating histories maintained on the item.

Our service contracts with our customers are typically one to three years in duration with cancelation clauses for non performance.  They are typically billed monthly and the value covers an estimated cost for the performance of scheduled maintenance tasks required to be performed at various usage or time intervals as well as testing schedules to be performed to insure the equipment functions properly under assumed electrical load or outage conditions. The contracts also have pricing formulas for labor rates and material markups for unscheduled work performed due to either emergency service needs or equipment failures. In some cases our pricing is subject to adjustments for outages caused by our lack of performance.

Strategy

Our strategies for growth include the following:

•
Focus on selling consulting services.  Our past experience in selling project-related services has demonstrated the importance of focusing on the sale of consulting business. Focusing on the top of the Solutions Path offers the following advantages applicable to government, government-related and commercial customers:

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

•
Strategic Acquisitions. Though our acquisitions we have expanded our customer base, allowed us to offer a broader scope of services and supported our current growth in technology consulting projects. In the future, subject to an improved economy, we may further pursue strategic acquisitions that cost-effectively add new customers, regional coverage, specific federal agency contracting experience, or complementary expertise to accelerate our access to existing or new markets.

•
Established a National Operations Center. A significant part of our strategy for growth in our facilities management services business was the establishment and maintenance of a National Operations Center (“NOC”) to service customers on a nationwide basis. Our NOC was completed in 2008 and is fully functioning for its intended purpose.  A NOC is a central location for monitoring the customer’s critical infrastructure systems, addressing alarm conditions within these systems, and controlling certain systems via remote interface.

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

For the years ended December 31, 2009 and December 31, 2008, revenues from guaranteed maximum price contracts represented approximately 31% and 30% of our revenues, respectively. Most government contracts, including our contracts with the federal government, are subject to termination at will by the government, to government audits and to continued appropriations.

We do have some customer concentration as we earned approximately 20% and 31% of our total revenue from three and two customers for the years ended December 31, 2009 and 2008, respectively.

Historically, we are not subject to any significant regulation by state, federal or foreign governments. In the future, as we seek to directly contract services with the federal government versus perform on a subcontractor basis, we may be subject to audit and oversight of federal government agencies.

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

As of December 31, 2009, our backlog was approximately $47.1 million, compared to approximately $58.7 million at December 31, 2008.  In the first quarter of 2010, a large developer customer sold its property and cancelled its remaining contract commitment under the original agreement.  Accordingly, we removed the project totaling $12.4 million, net of acquirer’s assumed and assigned contract of $3.2 million, from our December 31, 2009 backlog, which primarily accounts for the decrease in backlog from the prior year.

At December 31, 2009, we have authorizations to proceed with work for approximately $39.9 million, or 85% of our total backlog of $47.1 million. Additionally, approximately $32.5 million, or 82% of our total backlog, relates to three customers at December 31, 2009.  We estimate that approximately 89% of our backlog will be recognized during our 2010 fiscal year. This estimate is based on the compilation of monthly backlog reports that the project management regularly prepares which present backlog per contract, our management’s estimate of future revenue based on known contracts and historical trends and our projection of the amount of such backlog expected to be recognized in the following 12 months.

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

The decline in the economy beginning in late 2008 and continuing through 2009 has impacted our ability to fund a larger sales force and various media events and advertising during 2009 so major cutbacks were implemented in our sales force and marketing programs. To offset the cutbacks we engaged senior staff and management to drive our sales efforts to reduce SG&A. With the leaner organization and participation of senior management in the sales process, our sales efforts have been adequate despite the reduced demand due to the recession.  As our cash flow improves we anticipate we will bring back certain marketing activities that give us the fastest and greatest return, specifically trade show events and technical seminars, and we will focus more effort in the sale of recurring revenue opportunities to build up our facilities and service divisions

Maintaining key alliances is also crucial to sales development and growth and often provides us with introductions to the customers of our alliance partners. These alliances reside with IT consulting firms, specialty mission-critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, IT system integrators and firmware providers. In addition, we seek to maintain alliances and enter into teaming or partnering relationships with minority contracting firms and hub zone companies. These firms are natural alliance partners and can provide us with valuable entry into government contracting relationships. In turn, we can provide these contractors and hub zone companies with valuable mission-critical design, engineering, and contracting experience to which they might not otherwise have access. We have entered into several key strategic alliances with large IT Corporations to provide engineering, design, and construction management services.

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

Executive Officers

        Set forth below is information as of March 19, 2010, about our executive officers, as determined in accordance with the rules of the SEC.

Name	Age	Position with the Company
Harvey L. Weiss	67	Vice-Chairman of the Board
Thomas P. Rosato	58	Chief Executive Officer and Director
Gerard J. Gallagher	53	President, Chief Operating Officer and Director
Timothy C. Dec	51	Chief Financial Officer

Harvey L. Weiss , age 67, has served as our Vice-Chairman of the Board since December 2008 and prior to that he served as Chairman of the Board from the closing of our acquisition of TSS/Vortech on January 19, 2007. From our inception through the closing of TSS/Vortech, Mr. Weiss had served as our Chief Executive Officer, President and a member of our Board. He has over 40 years of experience in the information technology and security market place. From 2002 to August 1, 2004, Mr. Weiss was the Chief Executive Officer and President of System Detection, Inc., a software security company. From 2000 to 2002, he served as President of Engineering Systems Solutions, Inc., a security and biometrics integration firm. During 1999, Mr. Weiss was the Chief Executive Officer and President of Global Integrity Corporation, a SAIC subsidiary specializing in information security and served as a Director until the company was sold in 2002. From 1996 to 1998, until sold to Network Associates, Inc, Mr. Weiss was President of the Commercial Division, Secretary and Director of Trusted Information Systems, Inc., a NASDAQ-listed security network company. Prior to that time, from 1994 to 1996, Mr. Weiss served as President of Public Sector Worldwide Division for Unisys Corporation. From 1991 to 1993, Mr. Weiss was the Vice President of Sales and the President and Chief Operating Officer of Thinking Machines Corporation, a massively parallel processing company. Prior to that time, he served in various senior capacities including Vice President of Digital Equipment Corporation's Government Systems Group. Mr. Weiss serves on the Board of Vision Technologies Inc., an engineering and manufacturing company for electro-optical and thermal imaging camera systems, was a member of the Brookings Institution Council, and is a trustee of Capitol College. Mr. Weiss received a Bachelor of Science in Mathematics from the University of Pittsburgh and attended the Massachusetts Institute of Technology Sloane School Program for Senior Executives.

Thomas P. Rosato , age 58, became a Director and our Chief Executive Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Rosato has over 30 years of experience in mission-critical service businesses. Since 2002, he has served as the co-founder and chairman of TSS and the co-founder and chairman of Vortech. From 1998 to 2001, Mr. Rostato served as the President - Group Maintenance of America/Encompass Services Corporation, National Accounts Division. From 1995 to 1998, he served as the founder and President of Commercial Air, Power & Cable, Inc. From 1980 to 1995, he served in various capacities at Com-Site Enterprises, most recently as Chief Financial Officer and Chief Operating Officer. Mr. Rosato started his career in 1973 as a certified public accountant at Coopers & Lybrand. Mr. Rosato received a Bachelor of Business Administration in Accounting from Temple University in 1973.

Gerard J. Gallagher , age 53, became a Director and our President and Chief Operating Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Gallagher has more than 25 years of experience in mission-critical fields. Since 2002, he has served as the co-founder and President of TSS and the co-founder and President of Vortech. From 1998 to 2001, Mr. Gallagher served as the President of the Total Site Solutions division of Encompass Services Corp. From 1997 to 1998, he served as the President of the Total Site Solutions division of Commercial Air, Power & Cable, Inc. From 1991 to 1997, he served as the Chief Facilities Operations and Security Officer of the International Monetary Fund. From 1980 to 1991, Mr. Gallagher served in various capacities at Com Site Enterprises, most recently as Senior Vice President of Engineering and Sales. Mr. Gallagher received a Bachelor of Science in Fire Science from the University of Maryland and a Bachelor of Science in Organizational Management (Summa Cum Laude) from Columbia Union College.

Timothy C. Dec , age 51, was appointed as Chief Financial Officer of the Company, effective August 20, 2007. Prior to his appointment and since June 2006, Mr. Dec was the Chief Financial Officer of Presidio Networked Solutions Inc., the nation’s largest independent value-added solutions provider that offers a wide range of Cisco-centric network infrastructure and collaborative solutions. From 1999 until May 2006, Mr. Dec was Senior Vice President, Chief Accounting Officer & Treasurer of Broadwing Corporation, a NASDAQ listed telecommunications company.  From 1997 to 1999, Mr. Dec was Director of Accounting and Administration for Thermo Trilogy Corporations, a subsidiary of AMEX listed Thermo Electron Company. Earlier in his career, Mr. Dec held finance and accounting related positions at North American Vaccine, Inc. an AMEX listed company engaged in the research, development and manufacturing of vaccines, privately held general contractor Clark Construction and Intertek Services International, LTD, a division of Inchcape Group, a multinational public company based in London, England. Mr. Dec holds a Bachelor of Science degree in Accounting from Mount Saint Mary’s University in Emmitsburg, Maryland, and a Masters of Business Administration from American University in Washington DC. He is a Certified Public Accountant.

The employment of our officers is subject to the terms and conditions of their respective employment agreements.

Employees

At December 31, 2009, we had approximately 113 full-time employees. We have obtained facility clearance from the United States Department of Defense. In addition to the facility clearance, we have successfully cleared approximately one third of our employees, allowing them individual access to restricted projects and facilities. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

We have a history of net losses, and we may experience net losses in the future.

We have incurred significant net losses since our inception. For example, our net losses for the years ended December 31, 2009 and 2008 were approximately $18.8 million and $32.9 million, respectively. Although we have made efforts to align costs with sales and gross margin volume in, there can be no guarantee that we will be successful in achieving, sustaining or increasing profitability in 2010 or beyond. The severity of the current economic downturn and rapidly changing competitive marketplace has created a volatile and challenging business climate, which continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability, particularly as we continue to incur significant sales and marketing and administrative expenses. Any failure to maintain and grow our  revenue volumes would adversely affect our business, financial condition and operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

 Our acquisitions were accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Since December 31, 2006, we completed the acquisitions of TSS/Vortech, Comm Site , Innovative, Rubicon, and SMLB. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent we determine that such an asset has been impaired, we will write-down its carrying value on our balance sheet and book an impairment charge in our statement of operations.  In 2009 and 2008, we conducted such analyses that resulted in impairment loss on goodwill of $0.3 million and $15.8 million, respectively. Additionally during the year ended December 31, 2009, we evaluated our customer relationships in light of the bookings below anticipated levels, resulting in impairment of approximately $9.9 million. At December 31, 2009 and 2008, our net carrying value of goodwill and other indefinite lived intangibles was $3.8 million and $3.7 million, respectively. Finally in 2008, to consolidate our product offerings under a single brand name Fortress International Group, Inc., we abandoned acquired trade names resulting in an impairment loss of approximately $5.0 million in 2008.

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

We derive and believe that we will continue to derive in the near term, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which would have an adverse effect on our financial condition and results of operations.  Our three and two largest customers accounted for approximately 20% and 31% of our total revenues for the years ended December 31, 2009 and 2008, respectively.  Additionally, during the fourth quarter 2009, a customer, comprising 58% of our total backlog at December 31, 2009, entered into a definitive merger agreement.  We are unable determine if the merger agreement will close, or if it does, the affect it may have on continued business with our customer.

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

The backlog amounts are estimates, subject to change or cancellation, and accordingly, the actual customer purchase orders to perform work may vary significantly in scope and amount from the backlog amounts. Accordingly, we cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts or be awarded any amount at all. Our backlog as of December 31, 2009 and 2008 was approximately $47.1 million and $58.7 million, respectively. This decline in our backlog is attributable to a $12.4 million contract cancellation arising from a significant customer’s sale of its project in first quarter 2010.

The majority of our projects are accounted for on the percentage-of-completion method, and if actual results vary from the assumptions made in estimating percentage-of-completion, our revenue and income could be reduced.

We generally recognize revenue on our projects on the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total expected contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation between actual results and estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Any such loss would reduce our revenue and income.

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

 A reduction in spending due to the economic downturn could result in a decrease in demand for our services.

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

Our business is managed by a small number of key executive officers, including Mr. Weiss, our Vice-Chairman, Mr. Rosato, our Chief Executive Officer, Mr. Gallagher, our President and Chief Operating Officer, and Mr. Dec, our Chief Financial Officer. The loss of any of these key executive officers could have a material adverse effect on our business.

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

Revenues attributable to our international operations comprised less than 1% of our total revenues for the years ended 2009 and 2008.  During the year ended December 31, 2009, we reserved accounts receivable and wrote-off other assets totaling $0.5 million associated with an international customer that was unable to secure additional funding.   There are risks inherent in doing business internationally, including:

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

The significant number of our outstanding options to purchase units and convertible notes may place a ceiling on, or otherwise adversely affect the value of our common stock.

Unvested restricted stock, convertible unsecured promissory notes, and options to purchase units were outstanding at December 31, 2009 to purchase 925,601, 366,667 and 700,000 shares of common stock, respectively.  We have 13,361,763 outstanding shares of common stock as of March 19, 2009.  These dilutive securities represent a very significant market overhang that may limit the value of our common stock, at least in the near term and unless and until we can substantially grow our business.

Our insiders hold a significant portion of our outstanding common stock.  Future sales of common stock by these insiders may have an adverse effect on the market price of our common stock.

Our officers and directors hold approximately 5.2 million shares of commons stock or 41% of our outstanding common shares as of December 31, 2009. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer.  Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting for fiscal 2007 and beyond and will require an independent registered public accounting firm to report on the effectiveness of these controls for fiscal 2010 and beyond. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls for our year ending December 31, 2009 and subsequent years.  It will also require our independent registered public accounting firm to test, evaluate and report on effectiveness of our internal controls for our ending December 31, 2010. It may cost us more than we expect to comply with these control and procedure-related requirements.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2009.  We had neither the resources, nor the personnel, to provide an adequate control environment.  The following material weaknesses in our internal control over financial reporting existed at December 31, 2009:  (i) we did not have the ability to properly or completely segregate duties; (ii) we lacked formal documentation of policies and procedures that were in place; and (iii) controls are inadequate to reasonably assume compliance with generally accepted accounting principles related to revenue.

 During 2010 we will address the material weaknesses identified as of December 31, 2009.  We plan to continue working with a certified public accounting firm to assist us in our documentation and testing of internal controls over financial reporting in 2010. Any failure to implement required new and improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Our Securities Will Be Delisted From The NASDAQ Capital Market.

On September 25, 2009, we received notice from the Nasdaq Listing Qualifications Department that our common stock had failed to maintain a minimum bid price of US $1.00 per share over a period of 30 consecutive trading days, as required by Nasdaq Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we were provided with a grace period of 180 calendar days, or until March 24, 2010, to regain compliance with this requirement. To regain compliance, our common stock must have achieved a closing bid price of at least US $1.00 for a minimum of ten consecutive trading days. On March 25, 2010 we received an additional notice that our shares would be delisted on April 6, 2010 as we had not regained compliance.  On March 10, 2010, our Board of Directors unanimously voted to voluntarily delist common stock from the NASDAQ Capital Market pursuant to NASDAQ Stock Market Rule 5840(j).  In connection therewith, we notified NASDAQ on March 12, 2010 of our intention to file a Form 25, Notification of Removal from Listing and/or Registration with the SEC on or about March 22, 2010.  We filed the Form 25 on that date, and anticipates that the Form 25 will become effective 10 days following its filing or approximately April 1, 2010.  We are working with several market makers and it is anticipated that the common stock will be quoted on OTC Bulletin Board (“OTCBB”) , a centralized electronic quotation service for over-the-counter securities operated by NASDAQ, following the delisting of the common stock from NASDAQ.  We expect that the common stock will continue to trade on OTCBB so long as market makers demonstrate an interest in trading in the common stock.  We will continue to file periodic reports with the SEC pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended.  However, there is no assurance that a regular trading market for our common stock will be initiated or sustainable on the OTC BB.

Our Shares are Thinly Traded and May Not be Readily Marketable

Our shares are not widely traded, and daily trading volume is generally very low compared with most publicly traded companies. As a result, you may not be able to readily resell your shares in the company.

Our common stock may be characterized as a “penny stock” under applicable SEC regulation.

The common stock may be characterized as “penny stock” under SEC regulations. As such, broker-dealers dealing in the common stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer determine if purchasing the common stock is suitable for the applicable purchaser. The broker-dealer must also obtain the written consent of the applicable purchasers to purchase the common stock and disclose the best bid and offer prices available for the common stock and the price at which the broker-dealer last purchased or sold the common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in the common stock, which could make it difficult for an investor to sell his, her or its shares at any given time.

Item1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal executive offices are located at 7226 Lee DeForest Drive, Suite 209, Columbia, Maryland 21046. We have both cancelable and non-cancelable operating leases and do not own any real property. Our subsidiaries operate from leased administrative offices and shop facilities, none of which are material to the company’s operations. We believe that our facilities are adequate for our current operations and additional or replacement facilities would be available if necessary.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, warrants, and units began trading on The NASDAQ Capital Market (NASDAQ) on August 1, 2007 under the symbols “FIGI,” “FIGIW,” and “FIGIU,” respectively. Prior and up to trading on the NASDAQ, our common stock, warrants, and units were traded on the OTCBB under the symbols “FAAC,” “FAACW,” and “FAACU,” respectively. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00. On March 22, 2010, we filed a Form 25 with the Securities and Exchange Commission and notified NASDAQ of the voluntary delisting of our common stock from the NASDAQ Capital Market.  We are working with several market makers and it is anticipated that the common stock will be quoted on the OTCBB following the delisting of the common stock from NASDAQ.  The company expects that the common stock will continue to trade on OTCBB so long as market makers demonstrate an interest in trading in the common stock.  The closing price per share of our common stock, as reported by NASDAQ on March 19, 2010 was $0.68. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, warrants and units, as reported by NASDAQ:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Year ended December 31, 2009
First Quarter	$2.00	$0.61	$0.40	$0.09	$2.16	$0.43
Second Quarter	$1.51	$0.62	$0.16	$0.01	$5.50	$0.15
Third Quarter	$1.18	$0.50	$0.04	$0.01	$1.24	$0.70
Fourth Quarter	$0.97	$0.41	*	*	*	*
Year ended December 31, 2008
First Quarter	$4.85	$3.85	$0.55	$0.36	$6.00	$4.75
Second Quarter	$5.04	$2.35	$0.44	$0.13	$5.57	$2.55
Third Quarter	$2.70	$1.20	$0.13	$0.02	$2.55	$1.30
Fourth Quarter	$1.74	$0.80	$0.04	$0.01	$1.74	$0.65

* On July 13, 2009, both our units and warrants, including those attached to the option to purchase units, totaling 17,110,300 shares expired and ceased trading.

Stockholders

As of March 19, 2010, there were 92 stockholders of record of our 13,361,763 outstanding shares of common stock (does not reflect persons or entities that hold their shares of common stock in nominee or “ street ” name through various brokerage firms).

Dividends

We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Issuer Purchases of Equity Securities

The table set forth below shows all repurchases of securities by us during the quarter ended December 31, 2009:

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Three	Total Shares	Price Paid	Publically Announced	To Be Purchased Under
Months Ended December 31, 2009	Purchased (a)	per Share	Plans	Plans
October 1, 2009- December 31, 2009	8,123	$0.56	-	-
November 1, 2009- November 30, 2009	24,389	0.56	-	-
December 1, 2009-December 31, 2009	37,548	0.63	-	-
Total	70,060	$0.60	-	-

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6.	SELECTED FINANCIAL DATA

The information called for by this item is not required as we are a smaller reporting company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Beginning in the first half of 2009, the Company experienced a lack of closed contracts and continued customer delays and in response revised its financial forecast. In addition to efforts taken to cut costs to align with revised forecasted revenues, the Company engaged an investment bank to evaluate financial alternatives including raising additional capital and the potential sale of divisions.  As a result of this process, on December 29, 2009 we sold substantially all of the assets and liabilities of Rubicon to its management and former owners.

With the remaining companies, we provide comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

There are several legislative factors that we anticipate will drive demand for our services.  Legislation such as Sarbanes Oxley compliance for publicly traded companies, HIPPA laws regarding protection and availability of data for healthcare organizations and the government’s critical infrastructure protection program for industries that are vital to our economy have resulted in such companies having the need to invest to protect their networks, assure the reliability of those networks, and maintain their ability to perform transactions that are financial or informational in nature. With respect to these critical infrastructure systems, we focus on physical security, network security, redundancies for uninterruptible power supply systems, electrical switch gear, stand-by power generators, heat rejection and cooling systems, fire protection systems, monitoring and control systems, and security systems, as well as the physical environment that houses critical operations. We help our customers plan for, prevent or mitigate against the consequences of attacks, power outages and natural disasters. We provide our services, directly and indirectly, to both government customers and private sector customers.

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

Although we will closely monitor our proposal pricing and the volume of the work, we cannot be certain that our current margins will be sustained.  Furthermore, given the environment, and that the volume of our contracts further decreased, we are taking additional measures to reduce our operating costs through additional reductions in general, administrative and marketing cost, reductions in personnel and related costs, including the possibility of terminating our regulatory reporting requirement. For further information see “Liquidity and Capital Resources ” below.

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

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangible assets related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements. If we make any strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

Our operating income, or revenue minus cost of revenue, selling, general and administrative expenses, and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, and how we manage our costs, and the amortization charges resulting from acquisitions in 2008.

        Our cash position is driven primarily by the level of net income, working capital in accounts receivable, capital expenditures and acquisition activities.

        Contract Backlog

We believe an indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents our estimate of anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contracts. We have broken our backlog into the following three categories: (i) technology consulting consisting of services related to consulting and/or engineering design contracts; (ii) construction management; and (iii) facility management.

Backlog is not a measure defined in generally accepted accounting principles in the United States of America, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis and time and materials basis, and (2) contracts awarded to us where some, but not all, of the work has not yet been authorized.

As of December 31, 2009, our backlog was approximately $47.1 million, compared to approximately $58.7 million at December 31, 2008.   In the first quarter of 2010, a large developer customer sold its property and cancelled its remaining contract commitment under the original agreement.  Accordingly, we removed the project totaling $12.4 million, net of acquirer’s assumed and assigned contract of $3.2 million, from our December 31, 2009 backlog, which primarily accounts for the decrease in backlog from the prior year.

At December 31, 2009, we have authorizations to proceed with work for approximately $39.9 million, or 85% of our total backlog of $47.1 million. Approximately, $32.5 million, or 82% of our total backlog, related to three customers at December 31, 2009.    Additionally, during the fourth quarter 2009, a customer, comprising 58% of our total backlog at December 31, 2009, entered into a definitive merger agreement.  We are unable determine if the merger agreement will close, or if it does, the affect it may have on continued business with our customer.   At December 31, 2008, we had authorizations to proceed with work for approximately $47.1 million or 91% of our total backlog of $58.7 million.  Approximately, $36.0 million, or 61% of our backlog related to three customers at December 31, 2008.

We believe that approximately 89% of the backlog at December 31, 2009 will be recognized over the next twelve months. The following table reflects the value of our backlog in the above three categories as of December 31, 2009 and December 31, 2008, respectively (in millions).

	December 31,	December 31,
	2009	2008*
Technology consulting	$1.4	$4.0
Construction management	33.8	44.2
Facilities management	11.9	10.5
Total	$47.1	$58.7

*The 2008 amount was restated to exclude approximately $4.5 million in construction management backlog associated with Rubicon LLC, which substantially all assets and liabilities were sold December 29, 2009.

Related Party Transactions

We have in the past, and continue to have, transactions with related parties. Such transactions are reviewed by the audit committee of our Board of Directors in accordance with our audit committee charter. We believe that all of our related party transactions are completed at arm’s length terms.  For a discussion of certain relationships and related party transactions, see Note 15 — Related Party Transactions of the Notes to Consolidated Financial Statements. The table below summarizes our related party transactions (in millions):

	For the Year Ended December 31,
	2009	2008
Revenue	$0.4	$0.3
Cost of revenue	2.9	4.2
Selling, general and administrative	0.6	0.7

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

Revenue Recognition

The company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. The Company’s revenue is derived from the following types of contractual arrangements: fixed-price contracts, time-and-materials contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). The Company’s primary source of revenue is from fixed-price contracts and we apply ASC 605-35 Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company ’ s progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise its estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revisions becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

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

As of December 31, 2009, accounts receivables of $1.3 million are due from two customers to whom we have offered extended payment terms. Of the $1.3 million, $1.0 million was collected in the first quarter of 2010, while the remaining $0.3 million has been included in our allowance for doubtful accounts at December 31, 2009.
.
Non-cash Compensation

We apply the expense recognition provisions of ASC 718 Compensation-Stock Compensation ..  The recognition of the value of the instruments results in compensation or professional expenses in  our financial statements. The expense differs from other compensation and professional expenses in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such warrants are exercised or restricted stock vests. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

 Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC 350 Intangibles-Goodwill and other intangibles, establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

 The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events.  We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows using a combination and mix of discounted cash flow analysis and market value of comparable companies and our market capitalization. If impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

In 2009 and 2008, we experienced several events potentially indicating impairment including a reduction in forecasted revenues and a decline in our market price eventually determined to be other than temporary.  Accordingly, we conducted such analyses that resulted in impairment loss on goodwill of $0.3 million and $15.9 million for the year ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the residual carrying value of goodwill is $3.8 million.

Additionally, in an effort to rationalize our marketing effort and consolidate our product offerings under a single brand name Fortress International Group, Inc, we abandoned acquired trade names resulting in impairment loss of approximately $5.0 million during the year ended December 31, 2008.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of ASC 360-10-35 Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. In 2009 as a result of the revised forecast, we recorded an impairment loss of approximately $9.9 million associated with finite lived customer relationship and non competition intangibles.   We believe that the total carrying values of our long-lived assets of $0.9 million as of December 31, 2009 is fully realizable.

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

Effective January 1, 2007, we were required to adopt ASC 740 Income Taxes, which prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Management has concluded that the adoption of ASC 740 had no material effect on our financial position or results of operations. As of December 31, 2009, we do not have any material gross unrecognized tax benefits or liabilities.

Recently Issued Accounting Pronouncements

In June 2009, SFAS 167, Amendments to FASB Interpretation No. 46(R), (ASC 810) was issued. The objective of SFAS 167 is to amend certain requirements of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46(R) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 carries forward the scope of FIN 46(R), with the addition of entities previously considered qualifying as special-purpose entities, as the concept of these entities was eliminated in SFAS 166, Accounting for Transfers of Financial Assets (ASC 860). SFAS 167 nullifies ASC 860-10-50 (FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities). The principal objectives of these new disclosures are to provide financial statement users with an understanding of:

a.
The significant judgments and assumptions made by an enterprise in determining whether it must consolidate a variable interest entity and/or disclose information about its involvement in a variable interest entity;

b.
The nature of restrictions on a consolidated variable interest entity’s assets and on the settlement of its liabilities reported by an enterprise in its statement of financial position, including the carrying amounts of such assets and liabilities;

c.	The nature of, and changes in, the risks associated with an enterprise’s involvement with the variable interest entity; and

d.	How an enterprise’s involvement with the variable interest entity affects the enterprise’s financial position, financial performance and cash flows.

SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The provisions of SFAS 167 need not be applied to immaterial items. We have reviewed and evaluated the provisions of SFAS 167 and have concluded that the adoption of this standard will have no significant impact on our results of operations or financial position.

In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of ASC Subtopic 605-25. The amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that the adoption of this standard will have any significant impact on our results of operations or financial position.

On June 30, 2009, Accounting Standards Update No. 2009-01, Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, was issued. This Accounting Standards Update amends the ASC for the issuance of Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). This Accounting Standards Update includes SFAS 168 in its entirety, including the Accounting Standards Update instructions contained in Appendix B of the Statement. The Codification is the source of authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative.

Results of Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008

Revenue. Revenue decreased $38.6 million to $48.1 million for the year ended December 31, 2009 from $86.7 million for the year ended December 31, 2008.  The decrease was primarily driven by a $31.6 million decrease in our construction management services and $7.0 million aggregate decrease in our technology consulting and facilities management services.  The decrease in construction management services is primarily attributable to decline in bookings due to delay in beginning projects and the cancellation of other projects.

Cost of Revenue. Cost of revenue decreased $33.6 million to $40.2 million for the year ended December 31, 2009 from $73.8 million for the year ended December 31, 2008. The decrease was driven by a $28.6 million decrease in our construction management services and an aggregate decrease of $5.0 million of technology consulting and facilities management services.

Gross Margin Percentage. Gross margin percentage increased 1.5% to 16.4% for the year ended December 31, 2009, compared to 14.9% for the year ended December 31, 2008. The increase in gross margin was primarily attributable to a more significant proportion of total revenue being comprised of engineering services in the current year.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $5.3 million to $12.3 million for the year ended December 31, 2009 from $17.6 million for the year ended December 31, 2008. The decrease is primarily driven by $2.7 million decrease in salaries and related employee expenses due to a reduction in headcount and variable compensation, $1.2 million decrease in acquisition related costs, and $1.4 million decrease in marketing, traveling and other expense.  We incurred no acquisition related costs during the year ended December 31, 2009.

We have continued to experience delays in the timing of revenues associated with certain customers and contracted work is at lower margins than the prior year.  Accordingly, during the year ended December 31, 2009, the company instituted 10% reduction in salaries for employees and further reduced headcount.  We continue to evaluate our selling, general and administrative costs with the objective of achieving profitability based on our revised forecasted business.   In January 2010, we reinstated 50% of the reduction in salaries for nonexecutive employees.  If the reinstatement would have been in effect for the fourth quarter 2009 salary expense would have been higher $0.1 million.

Depreciation and amortization. Depreciation and amortization decreased $0.1 million to $0.4 million for the year ended December 31, 2009 from $0.5 million for the year ended December 31, 2008.

Amortization of intangible assets. Amortization expense decreased $0.8 million to $0.9 million for the year ended December 31, 2009 from $1.7 million for the year ended December 31, 2008. The decrease in expense correlates to the decrease in average amortizable carrying values of finite lived intangibles, as the net amortizable carrying amount of finite lived intangibles totaled zero and $10.9 million at December 31, 2009 and December 31, 2008, respectively. The decrease in carrying value was primarily attributable to an impairment loss of $10.1 million on finite lived customer intangibles during the second quarter of 2009.

Impairment loss on intangibles. Impairment loss on goodwill and other intangibles decreased $10.5 million to $10.3 million for the year ended December 31, 2009 from $20.8 million for the year ended December 31, 2008.  The decrease in the expense is primarily attributable to a aggregate decline of $20.4 million in the impairment loss on goodwill of and trademark intangibles, offset in part by the impairment of customer related intangibles of $9.9 million in 2009.  We have not realized the anticipated revenue from customers acquired in our acquisitions and have experienced continued operating losses in the current year.

Throughout 2008, we continued to incur operating losses, revised our forecasted revenues as certain of our acquisitions have not delivered originally anticipated revenues and experienced other than temporary market decline in our equity value.  The business incurred additional setbacks in the first half of 2009, as bookings were below forecasted levels as our customers cancelled or delayed planned projects.

Based on the preceding performance and environment in both 2009 and 2008, we conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $0.3 million and $15.9 million for the year ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the adjusted carrying value of goodwill was $3.8 million and $3.9 million, respectively.

Based on the lack of new contracts and revision in anticipated revenue from acquired customers and the general operating condition of the Company, we evaluated long-lived customer relationship intangible assets and determined that the carrying value exceeded the undiscounted cash flows during the year ended 2009.  Accordingly, we performed a fair value assessment based on discounted cash flows, resulting in an impairment loss of $9.9 million for the year ended December 31, 2009.  At December 31, 2009, the adjusted net carrying value of other intangibles was zero.  No impairment of customer relationship intangibles was recorded in 2008.

In the fourth quarter of 2008, we elected to abandon certain acquired trade names in a plan to market under a single name, Fortress International Group, Inc, resulting in an impairment loss of $5.0 million during the year ended December 31, 2008.  No impairment on trade name intangibles was recorded in 2009.  At December 31, 2009 and 2008 the carrying value of our remaining trade name was $0.1 million.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($0.2 million) for the year ended December 31, 2009 compared to ($0.2million) for the year ended December 31, 2008.  The consistency corresponds to consistent average debt balance and interest rates over both periods.

Income tax expense (benefit). Income tax expense (benefit) decreased $0.1 million to zero for the year ended December 31, 2009 from ($0.1) million for the year ended December 31, 2008.

Loss from discontinued operations, net of tax.  In 2009, loss from operations of discontinued businesses, net of tax reflected the operations of Rubicon, a provider of construction management and equipment integration, which was sold in December 2009.  We received $2.0 million in consideration for substantially all of the assets and liabilities of the business.  See Note 5-Discontinued Operations in the footnotes to our financial statements for a further discussion.

Gain from disposal of discontinued business, net of tax. We recorded a gain on the sale of substantially all of the assets and liabilities of Rubicon of approximately $0.3 million for the year ended December 31, 2009.

Liquidity and Capital Resources
Overview

	For the Twelve Months Ended December 31,
	2009	2008	Change
Net loss	$(18,793,152)	$(32,934,225)	$14,141,073
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	1,534,099	3,344,804	(1,810,705)
Impairment loss on goodwill and other intangibles	13,062,133	25,989,943	(12,927,810)
Stock and warrant-based compensation	2,180,613	2,031,496	149,117
Provision for doubtful accounts	346,707	119,728	226,979
Other non-cash items	(149,930)	483,406	(633,336)
Net adjustments to reconcile net income for non-cash items	16,973,622	31,969,377	(14,995,755)
Net change in working capital	(5,798,439)	4,779,347	(10,577,786)
Cash (used in) provided by operations	(7,617,969)	3,814,499	(11,432,468)
Cash used in investing	(498,177)	(2,364,384)	1,866,207
Cash used in financing	(2,068,865)	(2,174,168)	105,303
Net decrease in cash	(10,185,011)	(724,053)	(9,460,958)

For the year ended December 31, 2009 and 2008, we had cash and cash equivalents of $2.3 million and $12.4 (including cash associated with discontinued operations of $0.7 million) million respectively.

Operating Activity

Net cash used in operations increased $11.4 million to $7.6 million for the year ended December 31, 2009 from $3.8 million provided by operations for the year ended December 31, 2008.  The decrease in operating cash flow is primarily attributable to the following:

•
Change in Working Capital. We had a $10.6 million increase in our cash used in working capital assets, which was primarily driven by a $20.7 million increase in cash used in accounts payable and billings in excess of earnings, offset in part by $10.9 million aggregate increase in cash provided by accounts receivable and cost in excess of estimated earnings.  The increase in cash used in working capital was attributable to $4.5 million of unusual timing on contracts at the end of the prior year, while the remainder is primarily attributable to a decline in the overall sales volume in the fourth quarter of 2009 as compared to 2008.  At December 31, 2008, we received more cash receipts close to year-end not allowing the corresponding payments to vendors to be made.

•
Decrease in Net Loss.  We had a $14.1 million decrease in our net loss due to a $15.0 million decrease in non-cash items consisting primarily of amortization, impairment loss on goodwill and other intangibles and stock based compensation. Excluding non-cash items, our net loss increased $0.9 million from the preceding year.  This decrease is primarily attributable to a decrease in the overall volume of work due to customer delays and cancellation of projects as customers evaluated their spending in light of the broader economy, while we sought to realign fixed expenses to match the decrease sales and gross margin volume.

The information above is not intended to replace or represent the entire cash flow statement of the Company, which is available in our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Investing Activity

Net cash used in investing activities decreased $1.9 million to $0.5 million for the year ended December 31, 2009 from $2.4 million for the year ended December 31, 2008.  The decrease was attributable to decreased investing activity associated with acquired companies, net of proceeds from the sale of substantially all of the assets and liabilities of Rubicon.

•
Acquisitions.  For the year ended December 31, 2009, cash was used primarily for the payment of contingent consideration associated with the Rubicon 2008 earn-out and Innovative 2008 earn-out totaling $0.7 million and $0.4 million, respectively. For the year ended December 31, 2008, cash used for acquisitions and related activity was $2.3 million due primarily to the SMLB acquisition of $2.1 million. In late 2008 our efforts for strategic growth through acquisitions were suspended due to the downturn in the economy and our focus to preserve capital and improve our overall liquidity.

•
Sale of Rubicon. In an effort to preserve cash resources and enhance liquidity while maintaining a similar set of professional services subsequently, the Company disposed of substantially all of the assets and liabilities of Rubicon, LLC to its former owners and current management.  The disposition resulted in total consideration of $2.0 million, including cash consideration of approximately $0.8 million, net of transaction fees.

For a discussion of our acquisitions, see Note 4 —Acquisitions of the Notes to Consolidated Financial Statements.

Financing Activity

Net cash used in financing decreased $0.1 million to $2.1 million for the year ended December 31, 2009 from $2.2 million for the year ended December 31, 2008.  For the year ended December 31, 2009 and 2008, payments consisted almost entirely of seller note repayments.

•
Repayment of seller notes.  Debt service was approximately $2.1 million in both 2009 and 2008. During the year ended December 31, 2009, we repaid $2.0 million of unsecured promissory notes that were issued to the Rubicon sellers upon achievement of certain financial targets for the year ended December 31, 2008.

•
Repurchase of common stock. The share buyback program was suspended in the third quarter of 2007; however, during 2009 and 2008, we repurchased 120,673 and 17,505 shares at an average price of $0.75 and $3.15 per share, respectively, for employee taxes associated with net issuance of vesting restricted stock.

Non-Cash Activities

Non-Cash Consideration-Acquisitions

During the year ended December 31, 2009, in connection with the purchase of Rubicon, we issued to the sellers $0.6 million of unsecured promissory notes bearing interest at 6% per annum and repayable over a one-year term.  The notes were issued in association with the achievement of certain profit targets, as defined in the purchase agreement, for the year ended December 31, 2008.

During the year ended December 31, 2008, in connection with the acquisition of SMLB, we issued total unsecured promissory notes totaling $0.5 million as purchase consideration. We initially issued $0.5 million of unsecured promissory notes that were reduced in the second quarter of 2008 to $120,542 pursuant to the working capital adjustments pursuant to the terms of the purchase agreement. Consistent with the Rubicon purchase agreement in exchange for achieving specified financial targets through December 31, 2008, we issued Rubicon sellers additional consideration totaling $2.5 million of which $2.0 million of unsecured promissory notes were issued and an additional $0.5 million was in accrued payables.  Finally, per the terms of the Innovative purchase agreement, in exchange for achieving specified financial targets through December 31, 2008, we owed Innovative sellers an additional $0.4 million, which was included in accrued payables at December 31, 2008.

Non-Cash Consideration-Disposition

On December 29, 2009, we completed the sale of substantially all of the assets and liabilities of our Rubicon division for total consideration of $2.0 million consisting of $0.8 million in cash proceeds, net of transaction costs, $0.6 million note receivable and $0.4 million in forgiveness of actual obligations and potential liabilities related to 2008 and 2009 Earn-outs. Additionally, we are entitled to contingent consideration in the form of an earn-out equal to 7.5% of gross profit on designated projects during a one year period commencing on the close date.  At December 31, 2009, we had not recorded any contingent consideration associated with the earn-out as it’s not reasonably assured and estimable.

Non-Cash-Seller Note Conversion

During the third quarter 2008, our Chief Executive Officer and Chief Operating Officer, both of the selling members of TSS/Vortech, entered into an agreement with us to convert $2,500,000 and $1,000,000, respectively, of their respective notes into common stock at a conversion price of $7.50 per share, resulting in the aggregate issuance of 466,667 common shares. The conversion has been recorded as an increase to additional paid-in capital. In addition, the Chief Operating Officer agreed to postpone any principal and interest payments payable to him under his remaining $4,000,000 promissory note until March, 2010, with such interest to be accrued to the outstanding principal. At December 31, 2008, $4,000,000 of the Chief Operating Officer’s note remained outstanding, which is convertible at $7.50 per shares to 533,333 shares of our common stock.

On February 28, 2010, Mr. Gallagher, our Chief Operating Officer and former selling member, entered into an agreement with us to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 common shares in first quarter 2010.  The shares will be subject to certain Registration Rights Agreement between us and Mr. Gallagher. The terms on the remaining principal balance of $2.8 million were amended, reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the Note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of Mr. Gallagher.  Based on the amended principal repayment terms, the $4.0 million note was classified as long-term at December 31, 2009.

Liquidity and Capital Resources

We had $2.3 million and $12.4 (including cash associated with discontinued operations of $0.7 million) million of unrestricted cash and cash equivalents at December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, we have financed our operations primarily with cash on hand as we experienced negative cash flow from operations and from the sale of substantially all of the assets and liabilities of Rubicon.

Based on an unexpected lack of closed contracts and continued customer delays experienced at June 30, 2009 and through year end, we revised our financial forecast and implemented selling, general and administrative cost with an approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, we have taken additional measures to reduce professional fees and public company costs as we are managing an orderly transition to the OTC- Bulletin Board in the first half of 2010.

In second half of 2008 and through 2009 our strategic growth through acquisitions was suspended due to the downturn in the economy, the impact this had on our existing customer base, and as well as the impact it had on our own financial security and common stock value. Our corporate focus became centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that strategy.   We engaged an investment bank to assist us in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.

We further sought to restructure scheduled debt repayments with our creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, we eliminated scheduled debt repayments through debt forgiveness of approximately $0.6 million to the former sellers. On February 28, 2010, we improved our net worth through the principal conversion of $1.3 million of principal due on a seller note to Mr. Gallagher.  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.  As a result of note restructuring, at December 31, 2009 short term debt obligations were reduced $2.3 million and in turn our short-term liquidity substantially improved.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues, the added liquidity from the sale of Rubicon, and the financial restructuring of a $4.0 million seller note, we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months.  If we experience an increase in revenue, we will attempt to maximize a fixed operating structure and attempt to take a measured approach in any increase to selling, general and administrative costs to support that additional revenue.  We may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. A failure to obtain additional financing could have a material adverse impact our business, financial condition and earnings.

Off-Balance Sheet Arrangements

At December 31, 2009, we had no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table summarizes our future contractual obligations and commercial commitments of the Company at December 31, 2009, as further described in the Notes to our Consolidated Financial Statements:

		Less than
	Total	1 Year	1-3 Years	3-5 Year
Long-term debt	$5,229,043	$1,781,851	$1,464,627	1,982,565
Operating leases	1,788,194	753,942	982,587	51,665
Sublet leases	(125,895)	(65,945)	(59,950)	-
Contractual purchase commitments	21,211,916	21,211,916	-	-
Total	$28,103,257	$23,681,763	$2,387,264	$2,034,230

Contractual purchase commitments represent outstanding purchase orders at December 31, 2009.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is not required as we are a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortress International Group, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortress International Group, Inc.

We have audited the accompanying consolidated balance sheets of Fortress International Group, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress International Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
March 31, 2010

PART I - FINANCIAL INFORMATION

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
Current Assets
Cash and cash equivalents	$2,263,146	$11,725,892
Contract and other receivables, net	14,196,772	15,389,488
Costs and estimated earnings in excess of billings on uncompleted contracts	1,056,543	1,385,954
Prepaid expenses and other current assets	1,007,371	537,795
Current assets of discontinued business	-	8,979,342
Total current assets	18,523,832	38,018,471
Property and equipment, net	612,569	813,540
Goodwill	3,811,127	3,906,330
Other intangible assets, net	60,000	10,919,729
Other assets	246,218	225,553
Noncurrent assets of discontinued business	-	3,555,422
Total assets	$23,253,746	$57,439,045
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$183,679	$1,688,845
Accounts payable and accrued expenses	8,038,658	19,442,099
Billings in excess of costs and estimated earnings on uncompleted contracts	6,536,752	3,724,096
Current liabilities of discontinued business	-	7,276,560
Total current liabilities	14,759,089	32,131,600
Notes payable, less current portion	152,343	311,709
Convertible notes, less current portion	4,000,000	4,000,000
Other liabilities	186,905	137,198
Total liabilities	19,098,337	36,580,507
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 100,000,000 shares authorized; 13,142,962 and 12,797,296 issued; 12,846,709 and 12,621,716 outstanding at
December 31, 2009 and December 31, 2008, respectively	1,314	1,279
Additional paid-in capital	63,442,796	61,262,218
Treasury stock 296,253 and 175,580 shares at cost at	(959,971)	(869,381)
December 31, 2009 and December 31, 2008, respectively
Accumulated deficit	(58,328,730)	(39,535,578)
Total stockholders' equity	4,155,409	20,858,538
Total liabilities and stockholders’ equity	$23,253,746	$57,439,045

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2009	December 31, 2008
Results of Operations:
Revenue	$48,111,430	$86,674,156
Cost of revenue	40,220,290	73,780,479
Gross profit	7,891,140	12,893,677
Operating expenses:
Selling, general and administrative	12,312,243	17,578,565
Depreciation and amortization	412,161	464,438
Amortization of intangibles	919,230	1,742,385
Impairment loss on goodwill and other intangibles	10,254,904	20,828,460
Total operating costs	23,898,538	40,613,848
Operating loss	(16,007,398)	(27,720,171)
Interest income (expense), net	(195,940)	(206,806)
Loss from continuing operations before income taxes	(16,203,338)	(27,926,977)
Income tax expense	-	65,611
Net loss from continuing operations	(16,203,338)	(27,992,588)
Loss from discontinued operations	(2,887,968)	(4,941,637)
Gain from disposal of discontinued business	298,154	-
Net loss	$(18,793,152)	$(32,934,225)
Per Common Share (Basic and Diluted):
Net loss from continuing operations, net of tax	$(1.28)	$(2.28)
Discontinued operations, net of tax	(0.20)	(0.40)
Net loss	$(1.48)	$(2.68)
Weighted average common shares outstanding-basic and diluted	12,683,764	12,270,546

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						(Accumulated
			Additional			Deficit)	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at January 1, 2008	12,150,400	1,214	55,268,012	158,075	(814,198)	(6,601,353)	47,853,675
Issuance of common stock for the SMLB acquisition	96,896	10	462,765	-	-	-	462,775
Promissory note due to officers converted to stock	466,667	47	3,499,953	-	-	-	3,500,000
Purchase of treasury stock	-	-	-	17,505	(55,183)	-	(55,183)
Stock based compensation	83,333	8	2,031,488	-	-	-	2,031,496
Net loss for the year	-	-	-	-	-	(32,934,225)	(32,934,225)
Balance at December 31, 2008	12,797,296	$1,279	$61,262,218	175,580	$(869,381)	$(39,535,578)	$20,858,538
Purchase of treasury stock	-	-	-	120,673	(90,590)	-	(90,590)
Stock based compensation	345,666	35	2,180,578	-	-	-	2,180,613
Net loss for the year	-	-	-	-	-	(18,793,152)	(18,793,152)
Balance at December 31, 2009	13,142,962	1,314	63,442,796	296,253	(959,971)	(58,328,730)	4,155,409

See accompanying notes to consolidated financial statements.

 FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2009	December 31, 2008
Cash Flows from Operating Activities:
Net loss	$(18,793,152)	$(32,934,225)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	417,440	468,094
Amortization of intangibles	1,534,099	3,344,804
Impairment loss on goodwill and other intangibles	13,062,133	25,989,943
Provision for doubtful accounts	346,706	119,728
Stock and warrant-based compensation	2,180,613	2,031,496
Extinguishment of contract liabilities	(269,217)	-
Gain on disposal of certain assets and liabilities of Rubicon LLC	(298,153)	-
Other non-cash income, net	-	15,312
Changes in operating assets and liabilities:
Contracts and other receivables	3,496,613	(2,671,636)
Costs and estimated earnings in excess of billings on uncompleted
contracts	2,331,081	(2,420,276)
Prepaid expenses and other current assets	(114,045)	(237,536)
Other assets	176,414	1,075,013
Accounts payable and accrued expenses	(12,411,422)	7,175,362
Billings in excess of costs and estimated earnings on
uncompleted contracts	673,214	1,781,182
Other liabilities	49,707	77,238
Net cash provided by (used in) operating activities	(7,617,969)	3,814,499
Cash Flows from Investing Activities:
Purchase of property and equipment	(211,190)	(269,824)
Purchase of SMLB, net of cash acquired	-	(2,094,560)
Payment of earnout in connection with the acquisition of Rubicon	(700,000)	-
Payment of earnout in connection with the acquisition of Innovative	(353,187)	-
Sale of certain assets and liabilites of Rubicon LLC	766,200	-
Net cash used in investing activities	(498,177)	(2,364,384)
Cash Flows from Financing Activities:
Payments on notes payable	(15,991)	(161,991)
Payment on seller notes	(1,962,284)	(1,956,994)
Purchase of treasury stock	(90,590)	(55,183)
Net cash used in financing activities	(2,068,865)	(2,174,168)
Net decrease in cash	(10,185,011)	(724,053)
Cash, beginning of period	12,448,157	13,172,210
Cash, end of period	$2,263,146	$12,448,157
Less: Cash associated with discontinued operations	-	722,265
Cash, end of period from continuing operations	$2,263,146	$11,725,892
Supplemental disclosure of cash flow information:
Cash paid for interest	$126,644	$377,196
Cash paid for taxes	116,411	24,602
Supplemental disclosure of non-cash operating activities
Accounts payable forgiven in connection with the sale of
substantially all assets and liabilities of Rubicon	$173,910	$-
Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with the acquisition of SMLB	$-	$462,775
Promissory notes payable issued in connection with the acquisition of SMLB	-	120,572
Issuance of accounts payable in connection with the acquisition of Innovative	219,203	353,187
Issuance of accounts payable in connection with the acquisition of Rubicon	173,910	489,437
Promissory notes payable issued in connection with the acquistion of Rubicon	550,000	2,127,577
Promissory notes receivable received in connection with the sale of Rubicon LLC	550,981	-
Supplemental disclosure of non-cash financing activities:
Promissory notes payable issued to officers converted to common stock	$-	$3,500,000
Promissory notes payable forgiven in connection with the sale of
substantially all assets and liabilities of Rubicon	236,257	-

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation and Significant Accounting Policies

Nature of Business and Organization

The consolidated financial statements are for the years ended December 31, 2009 and 2008 for Fortress International Group, Inc. (“Fortress” or the “Company”).  The Company was formed in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.  On July 20, 2005, we closed our initial public offering (IPO) of 7,800,000 units, including an overallotment option of 800,000 units, with each unit consisting of one share of our common stock and two warrants (each to purchase one share of common stock at $5.00). Of the total IPO proceeds of $43,183,521, net of issuance costs, $41,964,000 was placed into a trust fund (Trust) and the remaining $1,219,521 were available to fund operations in the pursuit of acquiring a company.

On January 19, 2007, the Company acquired all of the outstanding interest in TSS/Vortech in exchange for a combination of cash, the Company’s common stock, and issuance of two convertible notes. The acquisition transformed the Company from a special acquisition company to an operating business. Concurrent with the acquisition, the Company changed its name to Fortress International Group, Inc.

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

The Company experienced a significant and unexpected decrease in its revenues, caused by dealys in starting projects or cancellations theoreof during the yeare ended December 31, 2009 resulting in a significant loss and negative cashlflows from operations.  The Company has taken actions to address the liquidity concerns that this caused.

The Company had $2.3 million and $12.4 million of unrestricted cash and cash equivalents at December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Company has financed our operations primarily with cash on hand as it experienced negative cash flow from operations and from the sale of substantially all of the assets and liabilities of Rubicon.

Based on an unexpected lack of closed contracts and continued customer delays experienced at June 30, 2009 and through year end, management revised our financial forecast and implemented selling, general and administrative cost with an approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company has taken additional measures to reduce professional fees and public company costs as we are managing an orderly transition to the OTC- Bulletin Board in the first quarter of 2010.

In second half of 2008 and through 2009 the company’s strategic growth through acquisitions was suspended due to the downturn in the economy, the impact this had on its existing customer base, and as well as the impact it had on the company’s own financial security and common stock value.  The corporate focus became centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that strategy.   The Company engaged a bank to assist it in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.  The disposition resulted in consideration of approximately $2.0 million.

The Company further sought to restructure scheduled debt repayments with our creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, the Company eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million to the former sellers. On February 28, 2010, the Company improved its net worth through the principal conversion of $1.3 million of principal due on a seller note to Mr. Gallagher.  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.  As a result of note restructuring, at December 31, 2009 short term debt obligations were reduced $2.3 million and in turn our short-term liquidity substantially improved.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues, the added liquidity from the sale of Rubicon, and the financial restructuring of a $4.0 million seller note, management believes that our current cash and cash equivalents and expected future cash generated from operations will satisfy the company’s expected working capital, capital expenditure and investment requirements through the next twelve months.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. The Company’s revenue is derived from the following types of contractual arrangements: fixed-price contracts, time and material contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). The Company’s primary source of revenue is from fixed price contracts and the Company applies ASC 605-35 Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company applies ASC 718 Compensation-Stock Compensation to its stock based compensation arrangements. We amortize stock-based costs for such awards on a straight-line method over the requisite service period, which is generally the vesting period.

The Company also grants shares of restricted stock to directors and employees.  Share based compensation expense is recognized based on the fair market value of the shares on the date the shares are issued to employees over the vesting period taking into consideration the employment termination behavior experienced by the Company.

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

        Advertising expense for the Company was $0.1 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation and amortization for the Company’s property and equipment are computed on straight-line method based on the following useful lives:
Depreciable
Lives
Vehicles	5
Trade equipment	5
Leasehold improvements	2 to 5
Furniture and fixtures	7
Computer equipment and software	2-7

        Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Repairs and maintenance costs are expensed as incurred.

Net income (Loss) Per Share

        Basic net income (loss) per share has been computed using the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, warrants, and restricted stock. Unvested restricted stock, convertible unsecured promissory notes, and options to purchase shares of common stock totaling 2,158,935and 19,012,300 common shares were excluded in the computation of diluted loss per share in 2009 and 2008, respectively, because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At times, deposits held with financial institutions may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand, and therefore, bear minimal risk.  Effective October 3, 2008 and through June 30, 2010, in accordance with the Emergency Economic Stabilization Act of 2008 the Federal Deposit Insurance Corporation (FDIC) deposit coverage limits were increased to unlimited coverage on non-interest bearing accounts from prior $250,000 limit.

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

The Company recorded accounts receivable allowances of $0.5 million and $0.2 million at December 31, 2009 and 2008, respectively.  Included in accounts receivable was retainage associated with construction projects totaling $0.5 million and $0.4 million at December 31, 2009 and 2008, respectively (See Note 2).

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable.  At December 31, 2009 and 2008, bonds secured by customer accounts receivable totaled $13.8 million and $13.1 million, respectively.

Goodwill

        The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. In accordance with ASC 350 Intangibles-Goodwill and other, goodwill and indefinite lived intangibles are evaluated for impairment at least annually, as of December 31. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment.  In 2009 and 2008, the Company conducted such analyses that resulted in impairment loss on goodwill of $0.3 million and $15.9 million, respectively. At December 31, 2009 and 2008, the residual carrying value of goodwill is $3.8 and $3.9 million, respectively.

 Long-Lived Assets and Other Intangibles

As events or circumstances change that could affect the recoverability of the carrying value of its long-lived assets, the Company conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with ASC 360-10-35 Impairment or Disposal of Long-Lived Assets. The Company’s long-lived assets consist of property and equipment and finite lived intangibles related to customer contracts, customer relationships, and trademarks acquired in business combinations.  This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.

Based on contract cancellation and continued customer delays, the Company revised its forecast in June 2009.  As a result of the revision and business conditions, the Company evaluated the recoverability of its other intangibles, resulting in impairment loss of $9.9 million during the year ended December 31, 2009.  Additionally, in an effort to rationalize the Company’s marketing effort and consolidate its product offerings under a single brand name Fortress International Group, Inc, the Company abandoned acquired trade names resulting in an impairment loss of approximately $5.0 million during the year ended December 31, 2008.

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

Discontinued Operations and Reclassifications

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business, as determined pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, “Property, Plant and Equipment” (“ASC 360”) (formerly Statements of Financial Accounting Standard (“SFAS”) No. 144.  “Accounting for the impairment of Long-Lived Assets”.  On December 29, 2009, the Company sold substantially all the assets and liabilities of Rubicon LLC to its former owners and management.  Historical financial information presented in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2009, SFAS 167, Amendments to FASB Interpretation No. 46(R), (ASC 810) was issued. The objective of SFAS 167 is to amend certain requirements of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46(R), to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 carries forward the scope of FIN 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS 166, Accounting for Transfers of Financial Assets (ASC 860). SFAS 167 nullifies ASC 860-10-50 (FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities). The principal objectives of these new disclosures are to provide financial statement users with an understanding of:

a.
The significant judgments and assumptions made by an enterprise in determining whether it must consolidate a variable interest entity and/or disclose information about its involvement in a variable interest entity;

b.
The nature of restrictions on a consolidated variable interest entity’s assets and on the settlement of its liabilities reported by an enterprise in its statement of financial position, including the carrying amounts of such assets and liabilities;

c.	The nature of, and changes in, the risks associated with an enterprise’s involvement with the variable interest entity; and

d.	How an enterprise’s involvement with the variable interest entity affects the enterprise’s financial position, financial performance and cash flows.

SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The provisions of SFAS 167 need not be applied to immaterial items. The Company has reviewed and evaluated the provisions of SFAS 167 and  it has concluded that the adoption of this standard will have no significant impact on its results of operations or financial position. In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of ASC Subtopic 605-25. The amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have any significant impact on its results of operations or financial position.

On June 30, 2009, Accounting Standards Update No. 2009-01, Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, was issued. This Accounting Standards Update amends the ASC for the issuance of Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). This Accounting Standards Update includes SFAS 168 in its entirety, including the Accounting Standards Update instructions contained in Appendix B of the Statement. The Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)   Accounts Receivable

The Company had accounts receivable allowances for doubtful accounts of $0.5 million and $0.2 million at December 31, 2009 and December 31, 2008, respectively.

Bad debt expense for the year ended December 31, 2009 was approximately $0.4 million compared to $0.1 million for the year ended December 31, 2008. The increase in bad debt expense is associated with a single customer note receivable that was fully reserved during the year ended December 31, 2009 as more fully described below:

•
During the year ended December 31, 2009, the Company executed a promissory note receivable with a customer for $0.8 million.  This note has a six-month repayment schedule and does not bear interest given its short term nature.  The customer ceased making installment payments and has failed to successfully recapitalize its organization and secure additional funding.  Based on the preceding, the Company fully reserved the balance of the receivable of $0.3 million, which resulted in the increase in bad debt expense.

•
During the year ended December 31, 2009, we had a receivable of $1.0 million due from another customer that had previously entered into a $1.0 million note.  The note was extended from its original maturity of December 31, 2008 to June 15, 2009; at which point the customer requested an additional extension due to an inability to satisfy the note.  At June 30, 2009, we fully reserved the balance of the note.  The Company continued its collection efforts through legal recourse and subsequent to year end collected in full all amounts outstanding for our work as a result of the customer selling its property in March 2009.   Accordingly, the Company reversed the prior reserve associated with the customer receivable in full at December 31, 2009.

During the year ended December 31, 2008, the Company recognized a $0.7 million loss on a customer contract due to concerns as to whether the amounts due from this customer were collectible.

The Company earned approximately 20% and 31% of its revenue from three and two customers for the year ended December 31, 2009 and 2008, respectively. Additionally, during the fourth quarter 2009, a customer, comprising 6% of the Company’s total revenue for year ended December 31, 2009, entered into a definitive merger agreement.  We are unable determine if the merger agreement will close, or if it does, the affect it may have on continued business with our customer.  Accounts receivable from these customers at December 31, 2009 and 2008 was $8.1 million and $2.7 million, respectively.

(3) Extinguishment of Liabilities

During the year ended December 31, 2009, the Company finalized the extinguishment of approximately $0.3 million due to two vendors’ as a result of contract assignment. Pursuant to the contract assignment these two vendors have relieved the Company of its obligation due to these vendors which had been previously recorded by the Company. These vendors will pursue collection remedy independently and without recourse to the Company pursuant to the terms of the contract assignment. The Company recorded the extinguishment of liabilities for the amount due to these two vendors as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the year ended December 31, 2009.

(4)  Acquisitions

On September 26, 2007, November 30, 2007 and January 2, 2008, the Company acquired 100% of the issued and outstanding stock of Innovative, 100% of the membership interests of Rubicon, and 100% of the outstanding stock of SMLB, respectively. The purchase agreements executed in connection with the Innovative,  Rubicon and SMLB transactions contained earn-out provisions that required the Company to make additional payments to be calculated based on excess profits during the applicable earn-out periods.

Rubicon

Under the Rubicon earn-out arrangement during the year ended December 31, 2009, the Company recorded approximately $0.2 million for the 2009 earn-out period which began January 1, 2009 and continued through December 29, 2009 (2009 Rubicon Earn-out).  In conjunction with the sale of substantially all of assets and liabilities of Rubicon, consideration of the buyers included forgiveness of the 2009 Rubicon Earn-out.

Under the Rubicon earn-out arrangement at December 31, 2008, the Company recorded approximately $0.5 million for the 2008 earn-out period which began December 1, 2007 and continued through December 31, 2008 (2008 Rubicon Earn-out).  Per the terms of the purchase agreement on March 31, 2009 the Company delivered the 2008 Rubicon Earn-out calculation. The Rubicon sellers separately responded with a calculation of $1.7 million, based on varying interpretations of the purchase agreement. On June 2, 2009, the Company and sellers finalized the 2008 Rubicon Earn-out which totaled $1.3 million, or an increase of $0.8 million from December 31, 2008 per computation made by the Company.  Consideration was issued in the form of a cash payment of $0.7 million and a seller note for $0.6 million (See Note 10).

Innovative

In 2009, Innovative achieved certain 2009 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $0.2 million.  Subject to terms and conditions outlined in the purchase agreement, the payment is due in the second quarter of 2010 and is included in accrued payables at December 31, 2009.

During the year ended December 31, 2009, the increase in cash paid for the Rubicon and Innovative acquisitions totaled $0.7 million and $0.4 million, respectively, and was attributable for achievement of certain profitability targets during 2008, as stipulated in the respective purchase agreements.

In 2008, Innovative achieved certain 2008 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $0.4 million. Subject to terms and conditions outlined in the purchase agreement, the payment was paid in the second quarter of 2009 and was included in accrued payables at December 31, 2008.

SMLB

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

All of the shares issued to the selling members were placed into escrow to secure the rights of Fortress under the acquisition. These shares will be released subject to certain conditions under the agreements twelve months from the acquisition date. During the year ended December 31, 2008, the unsecured promissory note of $500,000 was reduced to $120,572 based on a working capital adjustment per the purchase agreement.  In 2008 and 2009, SMLB did not achieve certain earnings targets; therefore no additional earn-out amount was earned.

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

At December 31, 2009, there is no additional contingent purchase consideration related to achievement of performance targets on any of our prior acquisitions.

(5)	Discontinued Operations

On December 29, 2009, the Company completed the sale of substantially all of the assets and liabilities of Rubicon for total consideration of $2.0 million consisting of $0.8 million in cash proceeds, net of transaction costs, a $0.6 million note receivable and $0.4 million in forgiveness of actual obligations and potential liabilities related to 2008 and 2009 earn-outs to the former owners and management of Rubicon. Additionally, the Company is entitled to contingent consideration in the form of an earn-out equal to 7.5% of gross profit on designated projects during a one year period commencing on the close date.  At December 31, 2009, the Company had not recorded any contingent consideration associated with this earn-out. Approximately $0.9 million of goodwill was included in the calculation of the gain on disposal of discontinued business.

For all periods presented, the Company classified Rubicon, which focused on construction management and equipment integration, as discontinued operations as the Company has no ongoing involvement with the business component that has distinguishable operations and financials from the rest of the entity.  We sold this business to enhance the Company’s liquidity, while maintaining similar service capabilities. Associated results of operations, financial position and cash flows are separately reported for all periods presented.

Information for business components included in discontinued operations is as follows:

	December 31,
	2009	2008
Revenue	$25,434,969	$15,857,622
Income from operations of discontinued business, before taxes	(2,887,968)	(4,941,637)
Income tax expense	-	-
Income from operations of discontinued business	$(2,887,968)	$(4,941,637)
Gain on disposal of discontinued business, after taxes	$(298,153)	$-

(6)	Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2009	2008
Vehicles	$142,682	$164,576
Trade equipment	144,391	139,143
Leasehold improvements	636,826	500,040
Furniture and fixtures	38,695	38,694
Computer equipment and software	906,581	837,425
	1,869,175	1,679,878
Less accumulated depreciation	(1,256,606)	(866,338)
Property and equipment, net	$612,569	$813,540

Depreciation of fixed assets and amortization of leasehold improvements totaled $0.4 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Goodwill and Other Intangibles

The Company recognized goodwill associated with its five acquisitions beginning in 2007 through 2009. As of December 31, 2009 and December 31, 2008, goodwill totaled $3.8 million and $3.9 million, respectively, of which approximately $11.8 million is deductible for income tax purposes.  The following provides a gross carrying value goodwill rollforward for each respective transaction as of December 31, 2009 (see Note 3 for description of adjustments):

	December 31, 2008	Additions	December 31, 2009
TSS/Vortech	$15,739,472	$-	$15,739,472
Commsite	134,623	-	134,623
Innovative	1,351,786	219,203	1,570,989
SMLB, Ltd.	2,542,909	-	2,542,909
Total	$19,768,790	$219,203	$19,987,993

Goodwill from acquisitions as of December 31, 2009 and December 31, 2008 were as follows:

	December 31,	December 31,
	2009	2008
Gross carrying amount of goodwill	$19,987,993	$19,768,790
Accumulated Impairment loss on goodwill	(16,176,866)	(15,862,460)
Net goodwill	$3,811,127	$3,906,330

Goodwill Impairment

 The Company has not realized the anticipated revenue from customers acquired in its acquisitions and had experienced continued operating losses during the years ended December 31, 2009 and 2008, resulting in impairments being recorded in both years. The Company also performed an impairment analysis at December 31, 2009, its annual testing date.  This analysis did not indicate the need for any additional impairment.

2009 Impairment-The Company continued to experience operating losses and further revised its financial forecast due to a lack of anticipated bookings arising from customer contract cancellation and deferral of anticipated projects.  The Company performed an impairment analysis of the intangible assets acquired pursuant to ASC 350 to identify any impairment in the carrying value of the goodwill related to the business in the second quarter of 2009. The analyses of the business used both an income and market approach to determine that the carrying value exceeded the current fair value of the business at each referenced quarter, resulting in goodwill impairment of $0.3 million

2008 Impairment-Based on the recurring operating losses and revisions to the Company’s forecast, and a decline in the Company’s market value, the Company performed an impairment analysis of the intangible assets acquired pursuant to ASC 350 to identify any impairment in the carrying value of the goodwill related to the business in the second quarter. During the third and fourth quarter 2008, the Company’s market value declined further and we conducted additional analysis, which contemplated the market conditions beginning in third quarter and continuing through the fourth quarter indicating an other than temporary decline in the market price of our common stock. The analyses of the business used both an income and market approach to determine that the carrying value exceeded the current fair value of the business at each referenced quarter, resulting in goodwill impairment of $15.9 million for the year ended December 31, 2008.

At December 31, 2009 and 2008, the adjusted carrying value of goodwill was $3.8 million and $3.9 million, respectively.

Identifiable acquisition-related intangible assets as of December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009				December 31, 2008
		Accumulated	Loss on	Net Carrying		Accumulated	Net Carrying
	Carrying Amount	Amortization	Impairment	Amount	Carrying Amount	Amortization	Amount

Finite Lived-Intangible assets:
Customer relationships	$14,660,000	$(4,719,401)	$(9,940,599)	$-	$14,660,000	$(3,820,398)	$10,839,602
Non competition agreement	55,600	(55,600)		-	55,600	(35,473)	20,127
Total	14,715,600	(4,775,001)	(9,940,599)	-	14,715,600	(3,855,871)	10,859,729
Indefinite Lived-Intangible assets:
Trade name	60,000	-	-	60,000	60,000	-	60,000
Net other intangible assets	$14,775,600	$(4,775,001)	$(9,940,599)	$60,000	$14,775,600	$(3,855,871)	$10,919,729

Other intangibles impairment

2009 Impairment-Based on the lack of new contracts and revision in anticipated revenue from customers and the general condition of the Company, the Company evaluated long-lived customer relationship intangible assets and determined the carrying value exceeded the undiscounted cash flows at June 30, 2009.  Accordingly, the Company performed a fair value assessment based on discounted cash flows of June 30, 2009, resulting in an impairment loss of $9.9 million for the year ended December 31, 2009.  The adjusted net carrying value of the aggregate customer relationship intangibles was zero at December 31, 2009.

2008 Impairment-The Company acquired five companies, which all marketed and maintained their respective trade names.  In an effort to more efficiently market the Company’s products across acquired businesses and minimize confusion with customers, the Company has adopted a plan to abandon the various trade names and migrate to a single trade name of Fortress International Group, Inc.  As a result of the abandonment, the Company recorded $5.0 million loss on impairment in the fourth quarter 2008.  During 2008, based on potential impairment indicators, including the impairment of goodwill, the Company performed an impairment analysis of intangible assets acquired under SFAS 144. The Company did not recognize an impairment loss, as the carrying amount of finite-lived intangible assets was determined to be recoverable.

For the year ended December 31, 2009, intangible asset amortization expense totaling $0.9 million has been included in the accompanying consolidated statement of operations related to the above intangibles, of which zero is included in cost of revenue. As finite lived intangibles have zero carrying value as of December 31, 2009, no related amortization expense will be recorded in future periods.

For the year ended December 31, 2008, intangible asset amortization expense totaling $2.3 million has been included in the accompanying consolidated statement of operations related to the above intangibles, of which $0.5 million is included in cost of revenue.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Basic and Diluted Net Loss Per Common Share

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive restrictive stock units, stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. Basic and diluted net loss per common share is computed as follows:

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	For the Year Ended December 31,
	2009	2008
Net loss from continuing operations	$(16,203,338)	$(27,992,588)
Basic and diluted weighted average common shares	12,683,764	12,270,546
Net loss from continuing operations per share	$(1.28)	$(2.28)

Unvested restricted stock, convertible unsecured promissory notes, and options to purchase 925,601, 533,333, and 700,000 shares of common stock, respectively, that were outstanding at December 31, 2009 were not included in the computation of diluted net loss per common share for the year ended December 31, 2009, as their inclusion would be anti-dilutive.  On July 13, 2009, outstanding warrants, including those attached to the options to purchase an aggregate of 17,110,300 shares expired.

Unvested restricted stock, convertible unsecured promissory notes, options to purchase units, and warrants outstanding at December 31, 2008 to purchase 668,667, 533,333, 2,100,000, and 15,710,300 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the year ended December 31, 2008, as their inclusion would be anti-dilutive.

(9)	Notes Payable

Long-term debt was as follows:

	December 31,	December 31,
	2009	2008

Convertible, unsecured promissory note, due 2012 (6.0%)	$4,000,000	$4,000,000
Unsecured promissory note, due 2008 (6.0%)	-	-
Unsecured promissory note, due 2009 (6.0%)	-	1,575,618
Unsecured promissory note, due 2010 (6.0%)	120,572	120,572
Unsecured promissory note, due 2010 (6.0%)	210,535	-
Unsecured promissory note, due 2011 (6.0%)	-	283,457
Vehicle notes	4,915	20,907
Total debt	4,336,022	6,000,554
Less current portion	183,679	1,688,845
Total debt, less current portion	$4,152,343	$4,311,709

In connection with the TSS/Vortech acquisition, the Company entered into two convertible unsecured promissory notes payable (in equal amounts) with each the Company’s current Chief Executive Officer (“CEO”) and Chief Operating Officer and President (“COO”). The notes bear interest at six percent per year and had an original term of five years.  At any time after the sixth months following the closing of the acquisition, the balance of the notes are convertible at any time by the selling members at a conversion price of $7.50 per share and are automatically convertible if the average closing price of the Company’s common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

On August 26, 2008, the CEO and COO, entered into an agreement with the Company to convert $2.5 million and $1.0 million, respectively, of their respective outstanding note balance into equity at a conversion price of $7.50 per share, resulting in the aggregate issuance of 466,667 common shares. The amount of the excess of the conversion price of $7.50 over the market price at $1.28 on the date of conversion totaling $2.9 million has been recorded as additional paid-in capital. In addition, the COO agreed to postpone any principal and interest payments payable to him under his remaining $4,000,000 promissory note until March, 2010, with such interest to be accrued to the outstanding principal.

On February 28, 2010, the COO entered into an agreement with the Company to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 common shares in first quarter 2010.  The shares will be subject to that certain Registration Rights Agreement between the Company and the COO. The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.  Based on the amended principal repayment terms, the $4.0 million note was classified as long-term at December 31, 2009.

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

 In connection with the Rubicon acquisition, the Company was obligated to issue unsecured promissory notes totaling $1.5 million and $2.0 million contingent on Rubicon achieving certain earnings targets for the month of December  2007 and certain revenue bookings targets for 2008, respectively. The $1.5 million note was issued in 2007 and paid in full in January 2008.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Rubicon acquisition, on June 2, 2009 the Company issued unsecured promissory notes totaling $0.6 million to the sellers of Rubicon based on their achievement of certain earnings targets for the year ended December 31, 2008, (“the 2008 earn-out”) (see Note 3).  The note issued bears interest at 6% per annum and scheduled principal repayment is over one year with amortization of $39,286 per month and a final balloon payment of $78,571 due on May 15, 2010.  As part of the consideration in the sale of substantially all of the assets and liabilities of Rubicon, the note balance of $0.2 million was forgiven on December 29, 2009 as part of the purchase consideration.

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

Scheduled principal repayments at December 31, 2009 are as follows:

December 31,
2009
2010	$1,433,679
2011	152,343
2012	375,000
2013	500,000
2014	1,875,000
Total	$4,336,022

The 2010 principal repayments include $1.3 million associated with the COO's note conversion in the first quarter of 2010.  See Note 4.

(10)	Employee Benefit Plans

Restricted Stock

On January 17, 2007, the stockholders of the Company approved the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 2.1 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. During 2008, grants under the plan have been limited primarily to shares of restricted stock, which were granted to the recipients at no cost and generally restrictions lapse over a three year period. Concurrent with the acquisition of TSS/Vortech, the Company issued 574,000 shares of restricted stock under the Plan.

At December 31, 2008, the Company issued to employees 115,000 restricted stock units, which will vest upon attainment of a $3.00 per share closing price of the Company’s common stock, par value $0.0001 per share, for twenty consecutive trading days, provided that respective employees remain employed by the Company through such vesting date. If the vesting condition is not met on or before December 31, 2010, the second anniversary of the date of grant, no units shall vest and the restricted stock unit awards shall terminate. In addition, the restricted stock units will be fully vested upon the occurrence of change-in-control of the Company prior to December 31, 2010.  At December 31, 2009, less than 0.1 million shares remain available for issuance under the 2006 Omnibus Incentive Compensation Plan.

The fair value of restricted stock awarded for the years ended December 31, 2009 and December 31, 2008 totaled $0.5 million and $0.8 million, respectively, and were calculated using the value of Fortress’ common stock on the grant date. The value of awards are being amortized over the restriction lapse periods of the awards taking into account the effect of an estimated forfeiture rate of 6% associated with termination behavior. For the years ended December 31, 2009 and December 31, 2008, the Company recognized non-cash compensation associated with restricted stock of $2.2 million and $2.0 million, respectively, of which $0.4 million was included in cost of sales.  As of December 31, 2009, the total compensation cost related to unvested restricted stock or restricted stock not yet recognized was approximately $0.6 million with a weighted average remaining vest life of 1.1 years.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in restricted stock and restricted stock units are shown in the following table:

		Weighted
		Average
		Grant Date
	Number	Fair Value
Unvested December 31, 2007	240,000	$5.47
Granted restricted stock and units	512,000	1.53
Vested restricted stock	(83,333)	5.15
Unvested December 31, 2008	668,667	$2.49
Granted restricted stock and units	638,764	0.77
Vested restricted stock	(345,665)	2.98
Forfeitures	(36,166)	1.75
Unvested December 31, 2009	925,600	$1.15

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $15,500 in 2009 and 2008. From January 1, 2008 through August 26, 2008, the Company matched 50% of employee contributions up to 6% of eligible earnings or applicable regulatory limits. As part of cost reduction efforts effected on August 26, 2008, the Company reduced its matching contribution to 50% of employee contribution up to 3% of eligible earnings or applicable regulatory limits, and effective July 1, 2009 the match was eliminated in its entirety. The Company made 401(k) Plan matching contributions in cash of approximately $0.1 million and $0.3 million for the years ended December 31, 2009 and December 31, 2008, respectively.

(11)	Common Stock Repurchases

During the year ended December 31, 2009, the Company repurchased 120,673 treasury shares with an aggregate value of $0.1 million associated with vesting restricted stock of an employee.  During the year ended December 31, 2008, the Company repurchased 17,505 treasury shares with an aggregate value of $0.1 million associated with vesting restricted stock of an employee.  Per terms of the restricted stock agreements, the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

(12)	Options to Purchase Units and Warrants

At December 31, 2009, there were outstanding options to purchase units to purchase 700,000 common shares.  As part of the underwriter’s fee associated with our IPO, Sunrise Securities Corporation received an option to purchase 700,000 units at an offering price of $7.50 per share.  Units were convertible to one share of common stock and two warrants, each warrant convertible to one share of common stock at an exercise price of $6.25.  The option to purchase units has a cashless exercise feature, whereby the holder may elect to receive a net amount of shares and forego the payment of the strike price. The units set to expire July 11, 2010.

At December 31, 2008, there were outstanding options to purchase units and warrants to purchase 17,810,300 common shares. On July 13, 2009, outstanding warrants, including those attached to the option to purchase units, totaling an aggregate of 17,110,300 shares expired.

(13)	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Income Taxes

 Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision (benefit) for income taxes from continuing operations consists of the following:

	For the Year Ended
	December 31,
	2009	2008
Current:
Federal	$-	$-
State	-	65,611
Deferred:
Federal	(6,311,583)	(6,417,646)
State	(896,495)	(970,138)
Total provision (benefit) for income taxes before valuation allowance	$(7,208,078)	$(7,387,784)
Change in valuation allowance	7,208,078	7,387,784
Total provision (benefit) for income taxes	$-	$65,611

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
Gross curent deferred taxes:	2009	2008
Deferred tax assets:
Accrued expenses	328,433	300,227
Gross current deferred tax assets before valuation allowance	328,433	300,227
Valuation allowance	(317,725)	(183,998)
Gross current deferred tax assets	$10,708	$116,229
Deferred tax liabilities:
Prepaid expenses	(10,708)	(116,229)
Deferred current tax liabilities	(10,708)	(116,229)
Net current deferred taxes	-	-
Non-current deferred taxes:
Deferred tax assets:
Net operating loss carryover	$7,034,230	$2,881,715
Goodwill and other intangibles	$8,128,956	$5,317,834
Deferred compensation	1,003,019	937,714
Depreciation	141,365	97,536
Other carryovers and credits	16,552	14,969
Gross non-current deferred tax assets before valuation allowance	16,324,122	9,249,768
Valuation allowance	(16,324,122)	(9,249,768)
Gross non-current deferred tax assets	-	-
Deferred tax liabilities:
Amortization of goodwill and other	-	-
Deferred non-current tax liabilities	-	-
Net non-current deferred taxes	$-	$-

At December 31, 2009 and 2008, the Company had net operating loss totaling $17.6 million and $7.0 million, respectively, to be carried forward 20 years to offset future taxable income. At December 31, 2009 and 2008, the Company has recorded a deferred tax asset and corresponding valuation allowance of $7.0 million and $2.9 million, respectively, reflecting the federal and state benefit of the remaining loss carryforwards.

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

The Company’s provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2009. SFAS No. 109 requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

At December 31, 2009 and 2008, the Company has established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization. The Company believes that it is more likely than not that the benefit of the net deferred tax assets will not be fully realized based on the Company’s current year loss and estimated future taxable income.

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

The Company has recorded a gross deferred tax asset in connection with the prior grants of restricted stock to employees and directors.  Subsequent to the grant of this stock the value has declined which could result in the reduction in the related deferred tax asset in the future.  At December 31, 2009, the Company has recorded a full valuation allowance against these deferred tax assets.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income taxes” (“FIN 48”). The Company has analyzed its current tax reporting compliance positions for all open years, and has determined that it does not have any material unrecognized tax benefits. Accordingly, the Company has omitted the tabular reconciliation schedule of unrecognized tax benefits. The Company does not expect a material change in unrecognized tax benefits over the next 12 months. All of the Company’s prior tax federal, Maryland and Virginia filings from the 2006 tax year forward remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2006 tax year forward for both federal and Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2006 tax year forward for both federal and Virginia purposes.   SMLB’s statutes of limitation are open from the 2006 tax year for both federal and Illinois purposes.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	For the Year
	Ended Decemeber 31,
	2009	2008
Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	0.0%	0.0%
Effect of permanent differences	2.0%	(14.0)%
Effect of valuation allowance	(-36.0)%	(-20.0)%
Total	0.0%	0.0%

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	Related Party Transactions

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

The following table sets forth transactions the Company has entered into with the above related parties for the year ended December 31, 2009 and 2008.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2009	December 31, 2008
Revenue
CTS Services, LLC	$40,519	$203,681
Chesapeake Mission Critical, LLC	179,320	77,485
Telco P&C, LLC	218,621	-
Chesapeake Systems, LLC	-	2,410
S3 Integration, LLC	-	7,667
Total	$438,460	$291,243
Cost of Revenue
CTS Services, LLC	$1,888,139	$3,078,257
Chesapeake Systems, LLC	-	147,931
Chesapeake Mission Critical, LLC	422,966	97,291
S3 Integration, LLC	379,400	206,530
LH Cranston & Sons, Inc.	118,099	263,600
Telco P&C, LLC	118,843	395,964
Total	$2,927,447	$4,189,573
Selling, general and administrative
Office rent paid to TPR Group Re Three, LLC	403,707	394,440
Office rent paid to Chesapeake Tower Systems, LLC	219,905	257,825
Total	$623,612	$652,265

	December 31,	December 31,
	2009	2008
Accounts receivable/(payable):
CTS Services, LLC	$104,065	$50,437
CTS Services, LLC	(104,528)	(584,460)
Chesapeake Mission Critical, LLC	2,000	15,900
Chesapeake Mission Critical, LLC	(124,425)	-
Telco P&C, LLC	39,813	-
Telco P&C, LLC	(52,373)	(21,154)
LH Cranston & Sons, Inc.	-	(67,455)
S3 Integration, LLC	(3,425)	(53,630)
Total accounts receivable	$145,878	$66,337
Total accounts (payable)	$(284,751)	$(726,699)

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	Commitments, Contingencies and Other

A)	Summary

The following table provides information regarding our contractual obligations and commercial commitments as of December 31, 2009.
	Payments Due by Period
	Total	2010	2011	2012	2013	2014
Long-term debt	5,229,043	1,781,851	392,210	483,292	589,125	1,982,565
Operating leases	1,788,194	753,942	678,455	180,136	123,996	51,665
Operating subleases	(125,895)	(65,945)	(59,950)	-	-	-
Contractual purchase commitments	21,211,916	21,211,916		-	-	-
Total	$28,103,257	$23,681,763	$1,010,715	$663,428	$713,121	$2,034,230

B)	Operating Leases

Under operating leases, the Company leases certain facilities, equipment and vehicles for use in its operations. Total rent expense was $0.9 million and $1.2 million for the years ended December 31, 2009 and December 31, 2008, respectively.

C)	Operating Subleases

Under operating subleases, the Company has sublet certain facilities as result of downsizing and cost reduction efforts. As these sublets were executed late in December 2009, no rental income was recorded for the year ended December 31, 2009 and 2008.

D)	Legal Matters

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

F)	Contractual Purchase Commitments

Contractual purchase commitments represent subcontracts and purchase orders entered into with trade subcontractors and equipment suppliers, as the Company performs under its customer contracts.

E)	Employment Agreements

On January 19, 2007, the Company entered into employment agreements with our Vice-Chairman (Mr. Weiss), Chief Executive Officer and President and a consulting agreement (the agreements) with an entity controlled by the Vice-Chairman (Mr. McMillen). In August 2007, the Company entered into an employment agreement with its Chief Financial Officer. The employment agreements were filed as part of a current report on Form 8-K on January 25, 2007 and on August 8, 2007, respectively. The agreements specify annual salary, benefits and incentive compensation for the terms of the agreement.  The agreements also provide for twelve months salary if the employee or consultant is terminated other than for cause.

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

On August 26, 2008, the aforementioned agreements were amended to reduce the individuals’ respective compensation and bonuses.  While we did not reduce the total amount of the consulting agreements with our Vice Chairmen term, but we did extend the term and as such reduced the required monthly payments.  The amended agreements were filed as part of a current report on Form 10-Q on November 14, 2008.

The agreements with the Chief Executive Officer and President also provided a share performance bonus plan.  The bonus plan expired on July 13, 2008, without any shares being earned and issued.

On August 20, 2009, the aforementioned agreements were amended to reduce annual compensation paid to Mr. Rosato, Mr. Gallagher, and Mr. Dec to $150,000 per individual.  The amended agreements were filed as part of a current report on Form 8-K on August 24, 2009.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)   Unaudited Quarterly Financial Data

2009 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$9,012,657	$10,093,152	$12,087,200	$16,918,421
Net loss from continuing operations, net of tax	(743,157)	(627,449)	(13,575,215)	(1,257,517)
Discontinued operations	(278,639)	640,366	(3,192,460)	240,919
Net loss	(1,021,796)	12,917	(16,767,675)	(1,016,598)
Basic and Diluted net loss per share:
Net loss from continuing operations, net of tax	(0.06)	(0.05)	(1.07)	(0.10)
Net loss from discontinued operations, net of tax	(0.02)	0.05	(0.25)	0.02
Net loss	(0.08)	0.00	(1.32)	(0.08)

2008 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$26,499,095	$25,930,166	$18,575,627	$15,669,268
Net loss from continuing operations, net of tax	(18,064,309)	(2,248,245)	(4,983,496)	(2,696,537)
Discontinued operations	(3,357,480)	(969,673)	(1,010,822)	396,337
Net loss	(21,421,789)	(3,217,918)	(5,994,318)	(2,300,200)
Basic and Diluted net loss per share:
Net loss from continuing operations, net of tax	(1.43)	(0.18)	(0.41)	(0.22)
Net loss from discontinued operations, net of tax	(0.27)	(0.08)	(0.08)	0.03
Net loss	(1.70)	(0.26)	(0.50)	(0.19)

Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods.

(18)   Subsequent Events

On February 28, 2010, Mr. Gallagher, our COO, entered into an agreement to convert $1.3 million of his note balance and to further amend the promissory note terms to reduce the interest rate to 4% and extend the term of principal maturities on the remaining balance of $2.8 million (see Note 9).

On February 25, 2010, the Board of Directors of the Company approved an increase to $200,000, effective September 1, 2010, in the annual base salary of Mr. Rosato, our Chief Executive Officer, and an increase to $200,000, effective March 1, 2010, in the annual base salary of Mr. Timothy C. Dec, the Company’s Chief Financial Officer.  On February 28, 2010 Mr. Gallagher’s employment agreement was amended to provide for an increase in Mr. Gallagher’s base salary to $200,000, effective September 1, 2010. The amended agreements were filed as part of a current report on Form 8-K on March 12, 2009.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective at that time for the purpose of ensuring that information required to be disclosed by the Company in reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and  (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2009.  We had neither the resources, nor the personnel, to provide an adequate control environment.  The following material weaknesses in our internal control over financial reporting existed at December 31, 2009:  (i) we did not have the ability to segregate duties due to resource limitations; (ii) we lacked formal documentation of policies and procedures that were in place; and (iii) controls are inadequate to reasonably assume compliance with generally accepted accounting principles related to revenue.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K. We will be required, however, to provide the attestation report in our annual report for the fiscal year ending December 31, 2010.

Changes in Internal Control Over Financial Reporting

We had begun to address the material internal control weaknesses summarized above beginning in the first quarter of 2008, with the goal of eliminating such deficiencies by 2009.  During 2010 we will address the remaining material weaknesses identified as of December 31, 2009.  We plan to continue working with a certified public accounting firm to assist us in our documentation and testing of internal controls over financial reporting in 2010.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding our directors, executive officers and corporate governance matters may be found in Fortress International Group, Inc.’s Proxy Statement relating to our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation” and “Compensation Committee Report” in the 2010 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the 2010 Proxy Statement and is incorporated herein by reference

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Public Accountants” in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1).   Financial Statements:

We have filed the following documents as part of this Annual Report on Form 10-K:

(a)(2). Financial Statements Schedules:

Schedule II—Valuation and Qualifying Accounts for fiscal years ended December 31, 2009 and 2008

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period
2009
Allowance for doubtful accounts	$(150,000)	$(346,707)	$-	$(496,707)
Allowance for unrealizable deferred tax assets	(9,428,023)	(7,204,718)	-	(16,632,741)
2008
Allowance for doubtful accounts	$(65,000)	$(95,000)	$10,000	$(150,000)
Allowance for unrealizable deferred tax assets	(2,040,239)	(7,387,784)	-	(9,428,023)

(a)(3).   Index to Exhibits:

Exhibit Number	Description

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

10.5‡
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

10.6‡
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

10.7‡
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

10.9
Form of Restricted Stock Agreement (Employees Only) (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference)

10.10	Form of Restricted Stock Unit Agreement (previously filed with the Commission as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2009 and incorporated herein by reference)
10.11‡
Executive Employment Agreement, dated as of August 6, 2007, between Fortress International Group, Inc. and Timothy C. Dec (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.12
Stock Purchase Agreement, dated September 24, 2007, between Innovative Power Systems Inc., the Stockholders of Innovative Power Systems Inc., Quality Power Systems, Inc., the Stockholders of Quality Power Systems, Inc., and the Company (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007 and incorporated herein by reference)

10.13†
Membership Interest Purchase Agreement, dated November 30, 2007, between Rubicon Integration, LLC, each of the members of Rubicon and the Company (previously filed with the Commission as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 and incorporated herein by reference)

10.14
Stock Purchase Agreement by and among SMLB, Ltd, the Stockholders of SMLB, Ltd, and the Company dated January 2, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 1, 2008 and incorporated herein by reference)

10.15
Convertible Promissory Note, dated January 19, 2007, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Schedule 13D filed by Gerard J. Gallagher on January 29, 2007)

10.15.1
Amendment to Convertible Promissory Note, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)

10.16
Letter Agreement, dated February 28, 2010, between the Company and Gerard J. Gallagher ((previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.17
Amendment to Executive Employment Agreement, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)

10.18
Asset Purchase Agreement, dated December 21, 2009, by and among Rubicon Integration, LLC, the Company, and Rubicon Acquisition Company, LLC (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

21*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP regarding Fortress International Group, Inc. financial statements for the years ended December 31, 2009 and 2008.
31.1*	Certificate of Fortress International Group, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Fortress International Group, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificates of Fortress International Group, Inc. Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

Fortress International Group, Inc.

Date: March 31, 2010	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: March 31, 2010	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

Name	Position	Date

/s/ Thomas P. Rosato	Chief Executive Officer and Director	March 31, 2010
Thomas P. Rosato	(Principal Executive Officer)

/s/ Timothy C. Dec	Chief Financial Officer	March 31, 2010
Timothy C. Dec	(Principal Financial Officer and Accounting Officer)

/s/ Gerard J. Gallagher	President and Director	March 31, 2010
Gerard J. Gallagher

/s/ Asa Hutchinson	Director	March 31, 2010
Asa Hutchinson

/s/ William L. Jews	Director	March 31, 2010
William L. Jews

/s/ John Morton, III	Chairman and Director	March 31, 2010
John Morton, III

/s/ Harvey L. Weiss	Vice - Chairman and Director	March 31, 2010
Harvey L. Weiss