Form 10-Q
period 2010-03-31
Fortress International Group, Inc.
filed 2010-05-17
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.
  (Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7226 Lee DeForest Drive, Suite 209 Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

(410) 423-7300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of May 10, 2010                14,208,494

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
Current Assets
Cash and cash equivalents	$6,106,120	$2,263,146
Contract and other receivables, net	14,660,344	14,196,772
Costs and estimated earnings in excess of billings
on uncompleted contracts	1,027,512	1,056,543
Prepaid expenses and other current assets	900,150	1,007,371
Total current assets	22,694,126	18,523,832
Property and equipment, net	544,605	612,569
Goodwill	3,811,127	3,811,127
Other intangible assets, net	60,000	60,000
Other assets	224,815	246,218
Total assets	$27,334,673	$23,253,746
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$316,543	$183,679
Accounts payable and accrued expenses	8,644,631	8,038,658
Billings in excess of costs and estimated earnings
on uncompleted contracts	10,260,576	6,536,752
Total current liabilities	19,221,750	14,759,089
Notes payable, less current portion	-	152,343
Convertible notes, less current portion	2,750,000	4,000,000
Other liabilities	176,275	186,905
Total liabilities	22,148,025	19,098,337
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares
issued or outstanding	-	-
Common stock- $.0001 par value, 100,000,000 shares authorized; 13,807,962 and 13,142,962 issued; 13,345,896 and 12,846,709 outstanding at
March 31, 2010 and December 31, 2009, respectively	1,417	1,314
Additional paid-in capital	64,848,551	63,442,796
Treasury stock 462,066 and 296,253 shares at cost at
March 31, 2010 and December 31, 2009, respectively	(1,044,439)	(959,971)
Accumulated deficit	(58,618,881)	(58,328,730)
Total stockholders' equity	5,186,648	4,155,409
Total liabilities and stockholders’ equity	$27,334,673	$23,253,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the Three Months Ended
	March 31, 2010	March 31, 2009
Results of Operations:
Revenue	$17,115,493	$16,918,421
Cost of revenue	14,650,971	14,086,821
Gross profit	2,464,522	2,831,600
Operating expenses:
Selling, general and administrative	2,620,405	3,494,150
Depreciation and amortization	95,479	102,102
Amortization of intangibles	-	457,076
Total operating costs	2,715,884	4,053,328
Operating loss	(251,362)	(1,221,728)
Interest income (expense), net	(38,789)	(35,789)
Loss from continuing operations before income taxes	(290,151)	(1,257,517)
Income tax expense	-	-
Net loss from continuing operations	(290,151)	(1,257,517)
Income from discontinued operations	-	240,919
Net loss	$(290,151)	$(1,016,598)
Per Common Share (Basic and Diluted):
Net loss from continuing operations, net of tax	$(0.02)	$(0.10)
Discontinued operations, net of tax	-	0.02
Net loss	$(0.02)	$(0.08)
Weighted average common shares outstanding-basic and diluted	13,038,719	12,641,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Net loss	$(290,151)	$(1,016,598)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	95,479	103,422
Amortization of intangibles	-	692,105
Impairment loss on goodwill and other intangibles	-	-
Provision for doubtful accounts	-	25,000
Stock and warrant-based compensation	155,858	483,689
Extinguishment of contract liabilities	-	(269,217)
Other non-cash income, net	2,935	1,533
Changes in operating assets and liabilities:
Contracts and other receivables	(463,572)	3,995,367
Costs and estimated earnings in excess of billings on uncompleted
contracts	29,031	(182,379)
Prepaid expenses and other current assets	107,221	(328,690)
Other assets	21,403	(34,970)
Accounts payable and accrued expenses	605,973	(3,151,272)
Billings in excess of costs and estimated earnings on
uncompleted contracts	3,723,824	(2,740,288)
Other liabilities	(13,565)	(83,507)
Net cash provided by (used in) operating activities	3,974,436	(2,505,805)
Cash Flows from Investing Activities:
Purchase of property and equipment	(27,515)	(66,147)
Net cash used in investing activities	(27,515)	(66,147)
Cash Flows from Financing Activities:
Payments on notes payable	(1,248)	(23,301)
Payment on seller notes	(18,231)	(1,575,618)
Purchase of treasury stock	(84,468)	-
Net cash used in financing activities	(103,947)	(1,598,919)
Net increase (decrease) in cash	3,842,974	(4,170,871)
Cash, beginning of period	2,263,146	12,448,157
Cash, end of period	$6,106,120	$8,277,286
Less: Cash associated with discontinued operations	-	2,572,157
Cash, end of period from continuing operations	$6,106,120	$5,705,129
Supplemental disclosure of cash flow information:
Cash paid for interest	$126,644	$377,196
Cash paid for taxes	27,323	24,602
Supplemental disclosure of non-cash financing activities:
Promissory notes payable issued to officers converted to common stock	$1,250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are for the three months ended March 31, 2010 and 2009 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).  The results of operations attributable to each acquisition are included in the condensed consolidated financial statements from the date of acquisition.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

During the year ended December 31, 2009, the Company experienced a significant and unexpected decrease in its revenues, caused by delays in starting projects or cancellations thereof resulting in a significant loss and negative cash flows from operations.  The Company has taken actions to address the liquidity concerns that this caused.

Based on an unexpected lack of closed contracts and continued customer delays experienced during 2009, management revised our financial forecast and implemented selling, general and administrative cost cutting measures with an approximate annual savings of $2.2 million.  In an effort to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company delisted from the NASDAQ Capital Market in March 2010 to reduce professional fees and other costs necessary to maintain a listing on the NASDAQ Capital Market.

Due to the downturn in the economy, which had an adverse impact on the Company’s existing customers, financial security and stock value, the Company suspended its strategy of growth through acquisitions in 2009.  The corporate focus is centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that focus.   The Company engaged an investment bank to assist it in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.

The Company further sought to restructure scheduled debt repayments with our creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, the Company eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million to the former sellers. On February 28, 2010, the Company improved its net worth through the principal conversion of $1.3 million of principal due on a seller note to Mr. Gallagher, our Chief Operating Officer (COO).  Furthermore, the principal repayment of the remaining $2.7 million originally scheduled to begin payment on March 1, 2010 was amended to begin in the second quarter of 2012.  As a result of these note restructurings, at December 31, 2009 short term debt obligations were reduced $2.3 million and in turn our short-term liquidity substantially improved.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

 In February 2010, Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, was issued. This Update addresses both the interaction of the requirements of ASC 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this Update affect all entities. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements through which management evaluated subsequent events. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP.  All of the amendments in this Update are effective upon issuance. The adoption of this Update did not have a significant impact on the Company’s results of operations or financial position.

In January 2010, Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, was issued. The objective of this Update is to address implementation issues related to the changes in ownership provisions in ASC 810-10, Consolidation—Overall. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or non-profit. The amendments also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments affect entities that have previously adopted the decrease in ownership provisions of ASC 810-10 but have applied the guidance in that Subtopic differently from the guidance provided in the Update. This Update provides amendments to ASC 810-10 and related guidance within GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance and applies to a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810-10. In addition to the existing disclosures, an entity should disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the input used to develop the measurement; the nature of continuing involvement with the subsidiary or the group of assets after it has been deconsolidated or derecognized; and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. An entity also should disclose the valuation techniques used to measure an entity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages. The amendments in this Update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standard (SFAS) 160, which was codified in July 2009 in ASC 810-10. If an entity has previously adopted SFAS 160 as of the date the amendments in this Update are included in the ASC, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted SFAS 160. We do not anticipate that the adoption of this Update will have any significant impact on the Company’s results of operations or financial position.

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

The Company had accounts receivable allowances for doubtful accounts of $0.5 million at March 31, 2010 and December 31, 2009.  Bad debt expense for the three months ended March 31, 2010 and 2009 was zero and $25,000, respectively.

Included in accounts receivable was retainage associated with construction projects totaling $1.5 million and $0.5 million at March 31, 2010 and December 31, 2009, respectively.

The Company earned approximately 64% and 29% of its revenue from one and two customers for the three months ended March 31, 2010 and 2009, respectively.  Accounts receivable from these customers at March 31, 2010 and December 31, 2009 was $5.4 million and $8.1 million, respectively.  Additionally, the customer, comprising 64% of the Company’s total revenue for the three months ended March 31, 2010, was purchased in the second quarter of 2010.  We are unable determine the effect the merger may have on continued business with our customer.

 (3)           Extinguishment of Liabilities

During the three months ended March 31, 2009, the Company finalized the extinguishment of approximately $0.3 million due to two vendors as a result of contract assignment. Pursuant to the contract assignment, these two vendors have relieved the Company of its obligation due to these vendors which had been previously recorded by the Company.  The Company’s customer has not made payments under the contract and these vendors will pursue collection remedy independently and without recourse to the Company pursuant to the terms of the contract assignment. The Company recorded the extinguishment of liabilities for the amount due to these two vendors as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the three months ended March 31, 2009.  There were no such extinguishments in during the three months ended March 31, 2010.

(4)	Discontinued Operations

On December 29, 2009, the Company completed the sale of substantially all of the assets and liabilities of Rubicon for total consideration of $1.8 million consisting of $0.8 million in cash proceeds, net of transaction costs, a $0.6 million note receivable and $0.4 million in forgiveness of actual obligations and potential liabilities related to 2008 and 2009 earn-outs to the former owners and management of Rubicon.   The Company is in the process of reviewing the buyer’s working capital calculation as outlined in the purchase agreement and received the first note payment in April 2010.  Additionally, the Company is entitled to contingent consideration in the form of an earn-out equal to 7.5% of gross profit on designated projects during a one year period commencing on the close date.  At March 31, 2010, the Company had not recorded any contingent consideration associated with this earn-out.

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

Information for business components included in discontinued operations is as follows:

March 31,
2009
Revenue	$13,152,908
Income from operations of discontinued businesses, before taxes	240,919
Income tax expense	-
Income from operations of discontinued businesses	$240,919

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is computed as follows:

	For the Three Months Ended March 31,
	2010	2009
Net loss from continuing operations	$(290,151)	$(1,257,517)
Basic and diluted weighted average common shares	13,038,719	12,641,716
Net loss from continuing operations per share	$(0.02)	$(0.10)

Unvested restricted stock, convertible unsecured promissory notes and options to purchase 885,601, 366,667, and 700,000 shares of common stock, respectively, that were outstanding at March 31, 2010 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2010, as their inclusion would be anti-dilutive.

Unvested restricted stock, convertible unsecured promissory notes, options to purchase units and warrants for 688,667, 533,333, 2,100,000 and 15,710,300 shares of common stock, respectively, that were outstanding at March 31, 2009 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2009, as their inclusion would be anti-dilutive.

(6)	Employee Benefit Plans

Restricted Stock

For the three months ended March 31, 2010 and March 31, 2009, the Company granted zero and 40,000 shares of restricted stock, respectively, and restricted stock units of zero and 20,000, respectively, under the 2006 Omnibus Incentive Compensation Plan. For the three months ended March 31, 2010 and 2009, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $0.2 million and $0.4 million, respectively, and in cost of revenue recorded zero and $0.1 million, respectively. At March 31, 2010, there was approximately $0.5 million of unrecognized stock compensation.

(7)	Options to Purchase Shares of Common Stock

At March 31, 2010 and December 31, 2009, options to purchase 700,000 shares of common stock at a purchase price of $7.50 per share were outstanding. These options have a cashless exercise feature, whereby the holder may elect to receive a net amount of shares and forego the payment of the exercise price.  These options will expire July 13, 2010.

(8)	Income Taxes
The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes). Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of March 31, 2010 and December 31, 2009, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that under relevant accounting standards; it is more likely than not that the deferred tax assets will not be realizable.

The Company’s effective tax rate is based upon the rate expected to be applicable to the full fiscal year.

The Company files a consolidated federal tax return in states that allow it, and in other states the Company files separate tax returns.

The Company’s prior federal and state income tax filings since 2006 remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2006 tax year forward for both federal and Commonwealth of Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2006 tax year forward for both federal and Commonwealth of Virginia purposes. SMLB, Ltd. statutes of limitation are open from the 2006 tax year forward for both federal and State of Illinois purposes.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)	Notes Payable

	March 31,	December 31,
	2010	2009

Convertible, unsecured promissory note, due 2012 (4.0%)	$2,750,000	$4,000,000
Unsecured promissory note, due 2010 (6.0%)	120,572	120,572
Unsecured promissory note, due 2010 (6.0%)	192,304	210,535
Vehicle notes	3,667	4,915
Total debt	3,066,543	4,336,022
Less current portion	316,543	183,679
Total debt, less current portion	$2,750,000	$4,152,343

For the three months ended March 31, 2010 and 2009, the Company made principal repayments of $19,480 and $1.6 million, respectively.

On February 28, 2010, the Chief Operating Officer (COO) entered into an agreement with the Company to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 the Company’s common shares.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital. The shares will be subject to that certain Registration Rights Agreement between the Company and the COO. The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note from 6% to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.  Based on the amended principal repayment terms, the $4.0 million note was classified as long-term at December 31, 2009.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with a related party for less than $25,000.

S3 Integration, LLC S3 Integration LLC (S3 Integration) is 15% owned by each of the Company’s Chief Executive Officer and COO.  S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Systems, LLC (Chesapeake Systems) is 9% owned and significantly indebted to the Company’s Chief Executive Officer. Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment.

Chesapeake Mission Critical, LLC (Chesapeake MC) is 9% owned by each of the Company’s Chief Executive Officer and its COO. Additionally, it is significantly indebted to the Company’s Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment.

CTS Services, LLC (CTS) is 9% owned by the Company’s Chief Executive Officer. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed. Prior to April 1, 2009, the Company’s Chief Executive Officer owned 55% of CTS.

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

TPR Group Re Three, LLC TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by each of the Company’s Chief Executive Officer and its COO. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The Company had an independent valuation, which determined the lease to be at fair value.

Chesapeake Tower Systems, Inc. Chesapeake Tower Systems, LLC (Chesapeake) is owned 100% by the Company’s Chief Executive Officer.  During the second quarter 2009 and concurrent with an expiring leased facility, the Company entered into a new lease for approximately 25,000 square feet of combined office and warehouse space from Chesapeake.  The lease commitment is for five years (Initial Term) with a two-year renewal option (Renewal Term).  During the Initial Term, annual rent is $124,000, plus operating expenses.  If the Company elects to extend the lease, annual rent increases by  the greater of i) fair market rental as defined in the lease, or ii) 3% increase in each year of the Renewal Term.  Additionally, Chesapeake provided $150,000 for tenant improvements and relocation costs.  The Company completed an independent appraisal, which determined the lease to be at fair value.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth transactions the Company has entered into with the above related parties for the three months ended March 31, 2010 and 2009.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Revenue
CTS Services, LLC	$-	$2,000
Telco P&C, LLC	246,247	-
Chesapeake Mission Critical, LLC	1,298	139,273
Total	$247,545	$141,273
Cost of Revenue
CTS Services, LLC	$78,146	$620,212
Chesapeake Systems, LLC	-	-
Chesapeake Mission Critical, LLC	6,800	10,030
S3 Integration, LLC	97,106	146,961
LH Cranston & Sons, Inc.	-	258,897
Telco P&C, LLC	1,077	12,696
Total	$183,129	$1,048,796
Selling, general and administrative
Office rent paid on Chesapeake Tower Sytsems	29,117	81,705
Office rent paid to TPR Group Re Three, LLC	100,927	100,927
Total	$130,044	$182,632

	March 31,	March 31,
	2010	2009
Accounts receivable/(payable):
CTS Services, LLC	$32,902	$43,247
CTS Services, LLC	(97,338)	(542,302)
Chesapeake Mission Critical, LLC	11,500	86,170
Chesapeake Mission Critical, LLC	-	(27,723)
Telco P&C, LLC	267,096	-
Telco P&C, LLC	(53,450)	(1,150)
LH Cranston & Sons, Inc.	-	(68,763)
S3 Integration, LLC	(9,697)	(44,910)
Total Accounts receivable	$311,498	$129,417
Total Accounts (payable)	$(160,485)	$(684,848)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

The terms “we” and “our” and the “Company” as used throughout this Quarterly Report on Form 10-Q refer to Fortress International Group, Inc. and its consolidated subsidiaries, unless otherwise indicated.

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

Based on an unexpected lack of closed contracts and continued customer delays experienced at June 30, 2009 and through December 31, 2009, management revised our financial forecast and implemented selling, general and administrative cost cutting measures with an approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company delisted from the NASDAQ Capital Market in March 2010 to reduce professional fees and other costs necessary to maintain a listing on the NASDAQ Capital Market.

The company’s strategic growth through acquisitions was suspended due to the downturn in the economy, the impact this had on its existing customer base, and as well as the impact it had on the company’s own financial security and common stock value.  The corporate focus is centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that focus.   The Company engaged an investment bank to assist it in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.

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

Competition in Current Economic Environment

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in the mission-critical market.  These larger competitors have an infrastructure and support greater than ours and accordingly, we have experienced some price pressure as some companies are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date due to the economic uncertainty or lack of access to capital.

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

 Although we will closely monitor our proposal pricing and the volume of the work, we have seen our margins decrease and can-not be certain that our current margins will be sustained.  Furthermore, given the environment, to the extent the volume of our contracts further decrease, we may have to take additional measures to reduce our operating costs through additional reductions in general, administrative and marketing costs, including potential reductions in personnel and related costs.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis or time and materials basis, and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At March 31, 2010, we had authorizations to proceed with work for approximately $31.2 million, or 88% of our total backlog of $35.3 million. At December 31, 2009, we had authorizations to proceed with work for approximately $39.9 million, or 85% of our total backlog of $47.1 million.

Approximately $27.8 million, or 79% of our backlog, relates to three customers at March 31, 2010 and $32.5 million, or 82%, to three customers at December 31, 2009.  Additionally, a customer, who comprised 50% and 58% of our total backlog at March 31, 2010 and December 31, 2009, respectively, was purchased in the second quarter of 2010.  We are unable to determine the effect of the merger may have on continued business with our customer.

As of March 31, 2010, our backlog was approximately $35.3 million, compared to approximately $47.1 million at December 31, 2009. We believe that approximately 88% of the backlog at March 31, 2010 will be recognized during the next nine months. The following table reflects the value of our backlog in the above three categories as of March 31, 2010 and December 31, 2009, respectively.

(In millions)

	March 31,	December 31,
	2010	2009
Technology consulting	$2.0	$1.4
Construction management	21.2	33.8
Facilities management	12.1	11.9
Total	$35.3	$47.1

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

Revenue Recognition

We recognize revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. Our revenue is derived from the following types of contractual arrangements: fixed-price contracts, time-and-materials contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). Revenue from fixed-price contracts is accounted for under the application of ASC 605-35Construction-Type and Certain Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs. The cost to total cost method is used because management considers cost incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

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

  During 2008, we recognized a $0.7 million loss on a customer contract due to concerns as to whether the amounts due from this customer were collectible. During the three months ended March 31, 2009, we finalized a contract assignment totaling $0.3 million to two vendors that were included in the prior year loss estimate.   As the vendors will pursue a collection remedy independently and without recourse to us per the terms of the assignment, we recorded an associated reduction to cost of sales of $0.3 million during the three months ended March 31, 2009.

Non-cash Compensation

We apply the expense recognition provisions of ASC 718 Compensation-Stock Compensation.  The recognition of the value of the instruments results in compensation or professional expenses in  our financial statements. The expense differs from other compensation and professional expenses in that these charges are typically settled through the issuance of common stock or stock purchase warrants, which would have a dilutive effect upon earnings per share, if and when such warrants are exercised or restricted stock vests. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC 350 Intangibles-Goodwill and Other Intangible Assets establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

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

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of ASC360-10-35 Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of its long-lived assets as of March 31, 2010 are fully realizable.

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

We adopted ASC 740 Income Taxes, which prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  As of March 31, 2010, we do not have any material gross unrecognized tax benefit liabilities.

We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Recently Issued Accounting Pronouncements

 In February 2010, Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, was issued. This Update addresses both the interaction of the requirements of ASC 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this Update affect all entities. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements through which management evaluated subsequent events. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP.  All of the amendments in this Update are effective upon issuance. The adoption of this Update did not have a significant impact on the our results of operations or financial position.

In January 2010, Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, was issued. The objective of this Update is to address implementation issues related to the changes in ownership provisions in ASC 810-10, Consolidation—Overall. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or non-profit. The amendments also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments affect entities that have previously adopted the decrease in ownership provisions of ASC 810-10 but have applied the guidance in that Subtopic differently from the guidance provided in the Update. This Update provides amendments to ASC 810-10 and related guidance within GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance and applies to a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810-10. In addition to the existing disclosures, an entity should disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the input used to develop the measurement; the nature of continuing involvement with the subsidiary or the group of assets after it has been deconsolidated or derecognized; and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. An entity also should disclose the valuation techniques used to measure an entity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages. The amendments in this Update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standard (SFAS) 160, which was codified in July 2009 in ASC 810-10. If an entity has previously adopted SFAS 160 as of the date the amendments in this Update are included in the ASC, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted SFAS 160. We do not anticipate that the adoption of this Update will have any significant impact on the Company’s results of operations or financial position.

In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of ASC Subtopic 605-25. The amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that the adoption of this standard will have any significant impact on our results of operations or financial position.

Results of operations for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

Revenue. Revenue remained consistent with an increase of $0.2 million to $17.1 million for the three months ended March 31, 2010 from $16.9 million for the three months ended March 31, 2009.

Cost of Revenue. Cost of revenue increased $0.6 million to $14.7 million for the three months ended March 31, 2010 from $14.1 million for the three months ended March 31, 2009.  During the three months ended March 31, 2009, the Company had approximately $0.3 million of extinguishment of contract liabilities reducing cost of sales by a corresponding amount.

            Gross Margin Percentage. Gross margin percentage declined to 14.4% for the three months ended March 31, 2010 compared to 16.7% for the three months ended March 31, 2009.  Excluding the $0.3 million reduction in cost of sales for the extinguishment of contract liabilities during the three months ended March 31, 2009, gross margin declined to 14.4% for the three months ended March 31, 2010 compared to 15.3% during the three months ended March 31, 2009.  The decline in gross margin is attributable to the decrease in gross margin percentage across our services, which is due to the competitive environment in which we have contracted work at lower than historic margins.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.9 million to $2.6 million for the three months ended March 31, 2010 from $3.5 million for the three months ended March 31, 2009. The decrease is primarily driven by $0.6 million decrease in salaries and related costs of benefits and non-cash compensation due to a reduction in headcount.  The remaining decline is attributable to a reduction in professional fees and marketing efforts.  To the extent we continue to experience delays in the timing of revenues associated with certain customers and lower margins, we may take additional actions to reduce operating costs associated with personnel and related costs.

Depreciation. Depreciation remained consistent at $0.1 million for the three months ended March 31, 2010 compared to $0.1 million for the three months ended March 31, 2009.

Amortization of intangible assets. Amortization expense decreased $0.5 million to zero for the three months ended March 31, 2010 from $0.5 million for the three months ended March 31, 2009.  During the three months ended March 31, 2010, there were no amortizable assets, as they were impaired to zero net carrying value during the three months ended June 30, 2009.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($38,789) for the three months ended March 31, 2010 compared to ($35,789) for the three months ended March 31, 2009.

Income from discontinued business, net of tax. We recorded income from discontinued operations of zero for the three months ended March 31, 2010 as compared to $0.2 million for the three months ended March 31, 2009.  We sold substantially all of the assets and liabilities of Rubicon on December 29, 2009.

Financial Condition, Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2010	2009	Change
Net loss	$(290,151)	$(1,016,598)	$726,447
Adjustments to reconcile net loss to net cash
used in operations:
Amortization of intangibles	-	692,105	(692,105)
Stock and warrant-based compensation	155,858	483,689	(327,831)
Extinguishment of liabities	-	(269,217)	269,217
Other non-cash items	98,414	129,955	(31,541)
Net adjustments to reconcile net income for non-cash items	254,272	1,036,532	(782,260)
Net change in working capital	4,010,315	(2,525,739)	6,536,054
Cash (used in) provided by operations	3,974,436	(2,505,805)	6,480,241
Cash used in investing	(27,515)	(66,147)	38,632
Cash used in financing	(103,947)	(1,598,919)	1,494,972
Net increase (decrease) in cash	$3,842,974	$(4,170,871)	$8,013,845

Cash and cash equivalents increased $3.8 million to $6.1 million at March 31, 2010 from $2.3 million at December 31, 2009. The increase was primarily attributable to $4.0 million provided by operating activities, offset by $0.1 million used in repayment of notes payable.

Operating Activity

Net cash provided by operating activities totaled $4.0 million for the three months ended March 31, 2010 compared to $2.5 million used in operating activities for the three months ended March 31, 2009. The increase in operating cash flow was primarily attributable to a $6.5 million decrease in working capital.  The decrease in working capital was attributable primarily to an increase in billings in excess of costs and estimated earnings on uncompleted contracts as we billed ahead on projects during the three months ended March 31, 2010.  At March 31, 2010, cash increased approximately $3.2 million as a result of advanced billings from the fourth quarter and continuance during the three months ended March 31, 2010.

Investing Activity

Net cash used in investing activities decreased $38,632 to $27,515 for the three months ended March 31, 2010 from $66,147 for the three months ended March 31, 2009.  The decrease was associated with a decrease in purchase of property and equipment.

Financing Activity

Net cash used in financing decreased $1.5 million to $0.1 million for the three months ended March 31, 2010 from $1.6 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, financing activities consisted primarily of treasury stock repurchases associated with payment of taxes on the vesting of restricted stock held by employees as compared to $1.6 million of scheduled seller note repayments during the three months ended March 31, 2009.

 Non-Cash Financing Activity

On February 28, 2010, we entered into an agreement with our Chief Operating Officer (COO) to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 of our common shares.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital. The shares will be subject to that certain Registration Rights Agreement between us and the COO. The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.  Based on the amended principal repayment terms, the $4.0 million note was classified as long-term at December 31, 2009.

There were no other non-cash activities during the three months ended March 31, 2009.

Liquidity and Capital Resources

We had $6.2 million and $2.3 million (including cash associated with discontinued operations of $0.7 million) of unrestricted cash and cash equivalents at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, we have financed our operations primarily with operating cash flows driven by a decrease in working capital and cash on hand.

Based on an unexpected lack of closed contracts and continued customer delays during 2009, we revised our financial forecast and implemented selling, general and administrative cost cutting measures with an approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company delisted from the NASDAQ Capital Market in March 2010 to reduce professional fees and other costs necessary to maintain a listing on the NASDAQ Capital Market.

Due to the downturn in the economy, which had an adverse impact on our existing customers, our own financial security and stock value, we suspended our strategy of growth through acquisitions in 2009.  Our corporate focus became centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that focus.   We engaged an investment bank to assist us in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.

We further sought to restructure scheduled debt repayments with our creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, we eliminated scheduled debt repayments through debt forgiveness of approximately $0.6 million owed to the former sellers. On February 28, 2010, we improved our net worth through the principal conversion of $1.3 million of principal due on a seller note to our COO.  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.  As a result of note restructuring, at December 31, 2009 short term debt obligations were reduced $2.3 million and in turn our short-term liquidity substantially improved.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues, the added liquidity from the sale of Rubicon, and the financial restructuring of the $4.0 million note to our COO, we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months.  If we experience an increase in revenue, we will attempt to maximize a fixed operating structure and attempt to take a measured approach in any increase to selling, general and administrative costs to support that additional revenue.  We may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Although we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months, failure to obtain additional financing, if necessary, could have a material adverse impact our business, financial condition and earnings.

Off Balance Sheet Arrangements

As of March 31, 2010, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2 contain or incorporate a number of forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “anticipates,” ”plans,” “expects” and similar expressions that are intended to identify forward-looking statements. You should read such statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our 2009 Annual Report on Form 10-K

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Approximate Dollar
			Total Shares	Amount of
			Purchased as	Shares Yet
		Average	Part of	To Be
	Total	Price	Publically	Purchased
Monthly Period During the Three	Shares	Paid	Announced	Under
Months Ended March 31, 2010	Purchased (a)	per Share	Plans	Plans
January 1, 2010-January 31, 2010	159,283	$0.67	-	-
February 1, 2010- February 28, 2010	-	-	-	-
March 1, 2010-March 31, 2010	6,530	0.61	-	-
Total	165,813	$0.67	-	-

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4.(Removed and Reserved).

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

FORTRESS INTERNATIONAL GROUP, INC.

Date: May 17, 2010	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: May17, 2010	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer and Principal Financial Officer)