Form 10-Q
period 2010-06-30
Fortress International Group, Inc.
filed 2010-08-12
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of August 1, 2010                14,268,494

FORTRESS INTERNATIONAL GROUP, INC.
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
Current Assets
Cash and cash equivalents	$9,545,263	$2,263,146
Contract and other receivables, net	10,723,968	14,196,772
Costs and estimated earnings in excess of billings on uncompleted contracts	1,424,429	1,056,543
Prepaid expenses and other current assets	1,138,137	1,007,371
Total current assets	22,831,797	18,523,832
Property and equipment, net	497,457	612,569
Goodwill	3,811,127	3,811,127
Other intangible assets, net	60,000	60,000
Other assets	54,248	246,218
Total assets	$27,254,629	$23,253,746
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$294,646	$183,679
Accounts payable and accrued expenses	9,051,957	8,038,658
Billings in excess of costs and estimated earnings on uncompleted contracts	9,203,563	6,536,752
Total current liabilities	18,550,166	14,759,089
Notes payable, less current portion	-	152,343
Convertible notes, less current portion	2,750,000	4,000,000
Other liabilities	165,510	186,905
Total liabilities	21,465,676	19,098,337
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 100,000,000 shares authorized; 13,882,738 and 13,142,962 issued; 13,415,580 and 12,846,709 outstanding at June 30, 2010 and December 31, 2009, respectively	1,381	1,314
Additional paid-in capital	65,048,073	63,442,796
Treasury stock 467,158 and 296,253 shares at cost at June 30, 2010 and December 31, 2009, respectively	(1,076,009)	(959,971)
Accumulated deficit	(58,184,492)	(58,328,730)
Total stockholders' equity	5,788,953	4,155,409
Total liabilities and stockholders’ equity	$27,254,629	$23,253,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Results of Operations:
Revenue	$22,654,415	$12,087,200	$39,769,907	$29,005,620
Cost of revenue	19,454,452	10,637,715	34,105,423	24,724,536
Gross profit	3,199,963	1,449,485	5,664,484	4,281,084
Operating expenses:
Selling, general and administrative	2,649,436	4,157,981	5,269,841	7,652,131
Depreciation and amortization	92,321	103,719	187,800	205,820
Amortization of intangibles	-	455,826	-	912,902
Impairment loss on goodwill and other intangibles	-	10,254,910	-	10,254,910
Total operating costs	2,741,757	14,972,436	5,457,641	19,025,763
Operating income (loss)	458,206	(13,522,951)	206,843	(14,744,679)
Interest income (expense), net	(23,816)	(52,271)	(62,605)	(88,060)
Income (loss) from continuing operations before income taxes	434,390	(13,575,222)	144,238	(14,832,739)
Income tax expense	-	-	-	-
Net income (loss) from continuing operations	434,390	(13,575,222)	144,238	(14,832,739)
Loss from discontinued operations, net of taxes	-	(3,192,459)	-	(2,951,539)
Net income (loss)	$434,390	$(16,767,681)	$144,238	$(17,784,278)
Per Common Share (Basic and Diluted):
Net income (loss) from continuing operations, net of tax	$0.03	$(1.07)	$0.01	$(1.17)
Loss from discontinued operations, net of taxes	-	(0.25)	-	(0.23)
Net income (loss)	$0.03	$(1.32)	$0.01	$(1.40)
Weighted average common shares outstanding-basic
Basic	13,370,738	12,678,381	13,193,534	12,660,049
Diluted	14,156,784	12,678,381	14,010,302	12,660,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$144,238	$(17,784,278)
Adjustments to reconcile net income (loss) to net cash provided by used in operating activities:
Depreciation and amortization	187,800	208,459
Amortization of intangibles	-	1,382,960
Impairment loss on goodwill and other intangibles	-	13,062,140
Provision for doubtful accounts	-	1,025,000
Stock and warrant-based compensation	355,344	946,740
Extinguishment of contract liabilities	-	(269,217)
Other non-cash income, net	(36,484)	2,935
Changes in operating assets and liabilities:
Contracts and other receivables	3,472,804	7,668,648
Costs and estimated earnings in excess of billings on uncompleted contracts	(367,886)	1,441,882
Prepaid expenses and other current assets	(248,917)	(463,314)
Other assets	191,970	(42,617)
Accounts payable and accrued expenses	1,049,783	(9,193,492)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,666,811	(2,235,251)
Other liabilities	(21,395)	(83,507)
Net cash provided by (used in) operating activities	7,394,068	(4,332,912)
Cash Flows from Investing Activities:
Purchase of property and equipment	(72,688)	(94,897)
Proceeds from repayment of note in connection with the sale of certain assets and liabilities of Rubicon	118,151
Payment of earnout in connection with the acquisition of Rubicon	-	(700,000)
Payment of earnout in connection with the acquisition of Innovative	-	(353,187)
Net cash provided by (used in) investing activities	45,463	(1,148,084)
Cash Flows from Financing Activities:
Payments on notes payable	(4,915)	(27,511)
Payment on seller notes	(36,461)	(1,672,420)
Purchase of treasury stock	(116,038)	-
Net cash used in financing activities	(157,414)	(1,699,931)
Net increase (decrease) in cash	7,282,117	(7,180,927)
Cash, beginning of period	2,263,146	12,448,157
Cash, end of period	$9,545,263	$5,267,230
Less: Cash associated with discontinued operations	-	889,920
Cash, end of period from continuing operations	$9,545,263	$4,377,310
Supplemental disclosure of cash flow information:
Cash paid for interest	$85,950	$126,444
Cash paid for taxes	-	116,411
Supplemental disclosure of non-cash financing activities:
Promissory notes, issued to an officer, converted to commonstock	$1,250,000	$-
Promissory notes payable issued in connection with the acquisition of Rubicon	-	550,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are for the three and six months ended June 30, 2010 and 2009 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).

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

Based on an unexpected lack of closed contracts and continued customer delays experienced during 2009, management revised our financial forecast and implemented selling, general and administrative cost cutting measures with an approximate annual savings of $2.2 million.  In an effort to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company voluntarily delisted from the NASDAQ Capital Market in March 2010 to reduce professional fees and other costs necessary to maintain a listing on the NASDAQ Capital Market.

Due to the downturn in the economy, which had an adverse impact on the Company’s existing customers, financial security and stock value, the Company suspended its strategy of growth through acquisitions in 2009.  The corporate focus is centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that focus.   The Company engaged an investment bank to assist it in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.  The Company is no longer actively evaluating the disposition of assets as its improved operating results and prospects based on improvements we have seen in our operating environment.

The Company further sought to restructure scheduled debt repayments with its creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, the Company eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million to the former sellers of Rubicon. On February 28, 2010, the Company improved its net worth through the principal conversion of $1.3 million of principal due on a seller note to Mr. Gerard Gallagher, our Chief Operating Officer (COO).  Furthermore, the principal repayment of the remaining $2.8 million originally scheduled to begin payment on March 1, 2010 was amended to begin in the second quarter of 2012.  As a result of these note restructurings, at December 31, 2009 short term debt obligations were reduced $2.3 million and in turn our short-term liquidity substantially improved.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues, the added liquidity from the sale of Rubicon, and the financial restructuring of the $4.0 million seller note, management believes that our current cash and cash equivalents and expected future cash generated from operations will satisfy the Company’s expected working capital, capital expenditure and investment requirements through the next twelve months.

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

The Company had accounts receivable allowances for doubtful accounts of $0.5 million at June 30, 2010 and December 31, 2009.  Bad debt expense for the three and six months ended June 30, 2010 and 2009 was zero and $1.0 million, respectively.

Included in accounts receivable was retainage associated with construction projects totaling $1.9 million and $0.5 million at June 30, 2010 and December 31, 2009, respectively.

The Company earned approximately 74% and 45% of its revenue from two customers for the three months ended June 30, 2010 and 2009, respectively.  The Company earned approximately 72% and 46% of its revenue from two and three customers for the six months ended June 30, 2010 and 2009, respectively.  Accounts receivable from these customers at June 30, 2010 and December 31, 2009 was $3.2 million and $8.1 million, respectively.

Additionally, a customer, comprising 60% and 64% of the Company’s total revenue for the three and six months ended June 30, 2010, respectively, was purchased in the second quarter of 2010.   We are unable determine the effect the merger may have on continued business with our customer.

(3)	Extinguishment of Liabilities

During the six months ended June 30, 2009, the Company finalized the extinguishment of approximately $0.3 million.  During 2009, pursuant to a contract assignment, two different subcontractors relieved the Company of its obligation due to these vendors which had been previously recorded by the Company.  The Company’s customer has not made payments under the contract and these vendors will pursue collection remedy independently and without recourse to the Company pursuant to the terms of the contract assignment. The Company recorded the extinguishment of liabilities for the amount due to these two vendors as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the six months ended June 30, 2009.

(4)	Discontinued Operations

On December 29, 2009, the Company completed the sale of substantially all of the assets and liabilities of Rubicon for total consideration of $1.8 million consisting of $0.8 million in cash proceeds, net of transaction costs, a $0.6 million note receivable and $0.4 million in forgiveness of actual obligations and potential liabilities related to 2008 and 2009 earn-outs to the former owners and management of Rubicon.   The Company is in the process of reviewing the buyer’s working capital calculation as outlined in the purchase agreement and received scheduled note payments through July 2010.  Additionally, the Company is entitled to contingent consideration in the form of an earn-out equal to 7.5% of gross profit on designated projects during a one year period commencing on the close date.  At June 30, 2010, the Company had not recorded any contingent consideration associated with this earn-out.

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

Information for business components included in discontinued operations is as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2009
Revenue	$2,852,222	$16,005,130
Loss from operations of discontinued businesses, before taxes	(3,192,459)	(2,951,539)
Income tax expense	-	-
Loss from operations of discontinued businesses	$(3,192,459)	$(2,951,539)

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is computed as follows:

Three Months Ended June 30,
	2010			2009
	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$434,390	13,370,738	$0.03	$(13,575,222)	12,678,381	$(1.07)
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	786,046	-	-	-	-
DILUTED EARNINGS (LOSS) PER SHARE	$434,390	14,156,784	$0.03	$(13,575,222)	12,678,381	$(1.07)

Six Months Ended June 30,
	2010			2009
	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$144,238	13,193,534	$0.01	$(14,832,739)	12,660,049	$(1.17)
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	816,768	-	-	-	-
DILUTED EARNINGS (LOSS) PER SHARE	$144,238	14,010,302	$0.01	$(14,832,739)	12,660,049	$(1.17)

Unvested restricted stock units and options to purchase shares of common stock for 87,167 and 700,000 shares of common stock, respectively, that were outstanding at June 30, 2010 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2010, as they either vest at $3.00 per share or were out of the money.  Additionally, for the three and six months ended June 30, 2010, all convertible notes were omitted from the earnings per share calculation because the effect of conversion would be anti-dilutive.

Unvested restricted stock, convertible unsecured promissory notes, options to purchase units and warrants for 715,337, 533,333, 700,000 and 15,710,300 shares of common stock, respectively, that were outstanding at June 30, 2009 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2009, as their inclusion would be anti-dilutive.

(6)	Employee Benefit Plans

Restricted Stock

For the three months ended June 30, 2010 and 2009, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $0.2 million and $0.4 million, respectively, and in cost of revenue recorded zero and $0.1 million, respectively.

For the six months ended June 30, 2010 and 2009, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $0.3 million and $0.8 million, respectively, and in cost of revenue recorded $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2010 and June 30, 2009, the Company granted 90,000 and 70,000 shares of restricted stock, respectively, and restricted stock units of zero and 20,000, respectively, under the 2006 Omnibus Incentive Compensation Plan (Stock Plan).

On June 6, 2010, shareholders approved a 950,000 increase to shares available for award under the Stock Plan.  At June 30, 2010, there was approximately $0.5 million of unrecognized stock compensation.

(7)	Options to Purchase Shares of Common Stock

At June 30, 2010 and December 31, 2009, options to purchase 700,000 shares of common stock at a purchase price of $7.50 per share were outstanding. These options have a cashless exercise feature, whereby the holder may elect to receive a net amount of shares and forego the payment of the exercise price.  These options expired July 13, 2010 and subsequently the Company has no outstanding options to purchase units or warrants.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of June 30, 2010 and December 31, 2009, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that under relevant accounting standards it is more likely than not that the deferred tax assets will not be realizable.

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

(9)	Notes Payable

	June 30,	December 31,
	2010	2009

Convertible, unsecured promissory note, due 2012 (4.0%)	$2,750,000	$4,000,000
Unsecured promissory note, due 2010 (6.0%)	120,572	120,572
Unsecured promissory note, due 2010 (6.0%)	174,074	210,535
Vehicle notes	-	4,915
Total debt	3,044,646	4,336,022
Less current portion	294,646	183,679
Total debt, less current portion	$2,750,000	$4,152,343

For the six months ended June 30, 2010 and 2009, the Company made principal repayments of $0.04 million and $1.7 million, respectively.

On February 28, 2010, the Chief Operating Officer (COO) entered into an agreement with the Company to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 shares of the Company’s common stock.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital.   The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note from 6% to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.  Based on the amended principal repayment terms, the $4.0 million note was classified as long-term at December 31, 2009.

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

Telco P&C, LLC Telco P&C, LLC is 9% owned by the Company’s Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco as needed.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth transactions the Company has entered into with the above related parties for the three and six months ended June 30, 2010 and 2009.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue
Telco P&C, LLC	$219,088	$-	$465,335	$-
Chesapeake Mission Critical, LLC	10,202	17,385	11,500	156,658
Total	$229,290	$17,385	$476,835	$156,658
Cost of Revenue
CTS Services, LLC	$55,963	$880,726	$134,109	$1,500,938
Chesapeake Systems, LLC	-	-	-	-
Chesapeake Mission Critical, LLC	80,967	48,250	87,767	58,280
S3 Integration, LLC	203,180	191,636	300,286	338,597
LH Cranston & Sons, Inc.	-	10,852	-	269,749
Telco P&C, LLC	36,201	59,860	37,278	72,556
Total	$376,311	$1,191,324	$559,440	$2,240,120
Selling, general and administrative
Office rent paid on Chesapeake sublease agmt	-	54,833	-	136,538
Office rent paid on Chesapeake Tower Sytsems	45,901	10,333	75,018	10,333
Office rent paid to TPR Group Re Three, LLC	100,927	100,927	201,854	201,854
Total	$146,828	$166,093	$276,872	$348,725

	June 30,	December 31,
	2010	2009
Accounts receivable/(payable):
CTS Services, LLC	$32,902	$104,065
CTS Services, LLC	(114,894)	(104,528)
Chesapeake Mission Critical, LLC	-	2,000
Chesapeake Mission Critical, LLC	(9,580)	(124,425)
Chesapeake Tower Systems, Inc.	-	-
Telco P&C, LLC	150,744	39,813
Telco P&C, LLC	(53,450)	(52,373)
LH Cranston & Sons, Inc.	-	-
S3 Integration, LLC	(27,700)	(3,425)
TPR Group RE Three, LLC	-	-
Total Accounts receivable	$183,646	$145,878
Total Accounts (payable)	$(205,624)	$(284,751)

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

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as “Total Site Solutions” (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to “Fortress International Group, Inc.”  The acquisition fundamentally transformed the Company from a special purpose acquisition company to an operating business.

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

The Company’s strategic growth through acquisitions was suspended due to the downturn in the economy, the impact this had on the Company’s existing customer base, and as well as the impact it had on the Company’s own financial security and common stock value.  The corporate focus is centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that focus.   The Company engaged an investment bank to assist it in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.  The Company is no longer actively evaluating the disposition of assets as its improved operating results and prospects based on improvements we have seen in our operating environment.

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

 Although we will closely monitor our proposal pricing and the volume of the work, we have seen our margins decrease and can not be certain that our current margins will be sustained.  Furthermore, given the environment, to the extent the volume of our contracts further decrease, we may have to take additional measures to reduce our operating costs through additional reductions in general, administrative and marketing costs, including potential reductions in personnel and related costs.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis or time and materials basis, and (2) contracts awarded to us where some, but not all, of the work has not yet been authorized. At June 30, 2010, we had authorizations to proceed with work for approximately $37.5 million, or 73% of our total backlog of $51.5 million. At December 31, 2009, we had authorizations to proceed with work for approximately $39.9 million, or 85% of our total backlog of $47.1 million.

Approximately $37.5 million, or 73% of our backlog, relates to two customers at June 30, 2010 and $32.5 million, or 69%, to three customers at December 31, 2009.  Additionally, a customer, who comprised 53% and 58% of our total backlog at June 30, 2010 and December 31, 2009, respectively, was purchased in the second quarter of 2010.  We are unable to determine the effect of the merger may have on continued business with our customer.

As of June 30, 2010, our backlog was approximately $51.5 million, compared to approximately $47.1 million at December 31, 2009. We believe that approximately 58% of the backlog at June 30, 2010 will be recognized during the next six months. The following table reflects the value of our backlog in the above three categories as of June 30, 2010 and December 31, 2009, respectively.

(In millions)

	June 30,	December 31,
	2010	2009
Technology consulting	$11.0	$1.4
Construction management	29.1	33.8
Facilities management	11.4	11.9
Total	$51.5	$47.1

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of the financial statements included elsewhere in this Quarterly Report on Form 10-Q requires that management make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates.  As there have been no significant revisions, please refer to our Annual Report and Form 10-K for a description of our critical accounting policies that affect the more significant estimates and judgments used in the preparation of our financial statement.

Recently Issued Accounting Pronouncements

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

Results of operations for the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

Revenue. Revenue increased $10.6 million to $22.7 million for the three months ended June 30, 2010 from $12.1 million for the three months ended June 30, 2009.  The increase was driven primarily by a $9.3 million increase in construction management services attributable to two large contracts.

Cost of Revenue. Cost of revenue increased $8.9 million to $19.5 million for the three months ended June 30, 2010 from $10.6 million for the three months ended June 30, 2009.  The increase was driven primarily by an $8.8 million increase in construction management services attributable to two large contracts.

             Gross Margin Percentage. Gross margin percentage increased to 14.1% for the three months ended June 30, 2010 compared to 12.0% for the three months ended June 30, 2009.   The increase in gross margin is attributable to primarily to improvements from our technology consulting and facilities management services, as we realigned employee related compensation as a result of pay and workforce reductions and fully vested stock grants.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.6 million to $2.6 million for the three months ended June 30, 2010 from $4.2 million for the three months ended June 30, 2009. The decrease is primarily driven by $0.5 million decrease in salaries and related costs of benefits and non-cash compensation due to a reduction in headcount.  The remaining decline of $0.9 million is attributable to a decrease in provision for bad debt expense.  Based on the improved operating results and prospects based on improvement we have seen in our operating environment, subsequent to the quarter end we returned existing employees to their original salaries and anticipate the increase will result in an annual increase in selling, general and administrative costs of $0.4 million.  We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation. Depreciation remained consistent at $0.1 million for the three months ended June 30, 2010 compared to $0.1 million for the three months ended June 30, 2009.

Amortization of intangible assets. Amortization expense decreased $0.5 million to zero for the three months ended June 30, 2010 from $0.5 million for the three months ended June 30, 2009.  During the three months ended June 30, 2010, there were no amortizable assets, as they were deemed impaired and reduced to zero during the three months ended June 30, 2009.

Impairment loss on goodwill and other intangibles, net.    We did not record any impairment losses during the three months ended June 30, 2010.  During the three months ended June 30, 2009, we had experienced continued operating losses and a decline in market value and accordingly conducted analyses of our operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach and an evaluation of customer relation relationships, we determined that the carrying value exceeded the current fair value of our business and customer related intangibles, resulting in goodwill and other intangible impairment of $10.3 million for the three months ended June 30, 2009.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($0.02) million for the three months ended June 30, 2010 compared to ($0.1) million for the three months ended June 30, 2009.

Loss from discontinued business, net of tax. We recorded loss from discontinued operations of zero for the three months ended June 30, 2010 as compared to $3.2 million for the three months ended June 30, 2009.  We sold substantially all of the assets and liabilities of Rubicon on December 29, 2009.

Results of operations for the six months ended June 30, 2010 compared with the six months ended June 30, 2009.

Revenue. Revenue increased $10.8 million to $39.8 million for the six months ended June 30, 2010 from $29.0 million for the six months ended June 30, 2009.  The increase in revenue was driven by a $10.5 million increase in our construction services as we had added a significant development project and completed another during the six months ended June 30, 2010.

Cost of Revenue. Cost of revenue increased $9.4 million to $34.1 million for the six months ended June 30, 2010 from $24.7 million for the six months ended June 30, 2009.  The increase in revenue was driven by a $9.3 million increase in our construction services as we had added a significant development project during the six months ended June 30, 2010.  During the six months ended June 30, 2009, the Company had approximately $0.3 million of extinguishment of contract liabilities reducing cost of sales by a corresponding amount.

             Gross Margin Percentage. Gross margin percentage declined to 14.2% for the six months ended June 30, 2010 compared to 14.8% for the six months ended June 30, 2009.  Excluding the $0.3 million reduction in cost of sales for the extinguishment of contract liabilities during the six months ended June 30, 2009, gross margin increased to 14.2% for the six months ended June 30, 2010 compared to 13.8% during the six months ended June 30, 2009.  The increase in gross margin is attributable to the gross margin improvements for our facilities management services as we restructured our employee- related costs through pay and headcount decreases.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.4 million to $5.3 million for the six months ended June 30, 2010 from $7.7 million for the six months ended June 30, 2009. The decrease is primarily driven by $1.0 million decrease in salaries and related costs of benefits and non-cash compensation due to a reduction in headcount.  The remaining decline of $1.4 million is attributable to a decrease in provision for bad debt expense and rent of $1.0 million and $0.2 million.  Based on the improved operating results and prospects based on improvements we have seen in our operating environment, subsequent to the quarter end we returned existing employees to their original salaries and anticipate the increase will result in an annual increase in selling, general and administrative costs of $0.4 million. We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation. Depreciation remained consistent at $0.2 million for the six months ended June 30, 2010 compared to $0.2 million for the six months ended June 30, 2009.

Amortization of intangible assets. Amortization expense decreased $0.9 million to zero for the six months ended June 30, 2010 from $0.9 million for the six months ended June 30, 2009.  During the six months ended June 30, 2010, there were no amortizable assets, as they were deemed impaired to zero during the six months ended June 30, 2009.

Impairment loss on goodwill and other intangibles, net.    We did not record any impairment losses during the six months ended June 30, 2010.  During the six months ended June 30, 2009, we had experienced continued operating losses and a decline in market value and accordingly conducted analyses of our operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach and an evaluation of customer relation relationships, we determined that the carrying value exceeded the current fair value of our business and customer related intangibles, resulting in goodwill and other intangible impairment of $10.3 million for the six months ended June 30, 2009.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($0.1) million for the six months ended June 30, 2010 compared to ($0.1) million for the six months ended June 30, 2009.

Income from discontinued business, net of tax. We recorded income from discontinued operations of zero for the six months ended June 30, 2010 as compared to $3.0 million for the six months ended June 30, 2009.  We sold substantially all of the assets and liabilities of Rubicon on December 29, 2009.

EBITDA from Continuing Operations

A reconciliation of net income (loss) to EBITDA:

	(Unaudited) For the Three Months Ended		(Unaudited) For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss) from continuing operations	$434,390	$(13,575,222)	$144,238	$(14,832,739)
Interest (income) expense, net	23,816	52,271	62,605	88,060
Income tax expense	-	-	-	-
Depreciation and amortization	92,321	103,719	187,800	205,820
Amortization of intangibles	-	455,826	-	912,902
EBITDA from continuing operations	$550,527	$(12,963,406)	$394,643	$(13,625,957)

EBITDA from continuing operations increased $13.6 million to $0.6 million in the three months ended June 30, 2010 from ($13.0) million for the three months ended June 30, 2009.  The increase was primarily driven by increased contracted profit and curtailment of selling, general and administrative expenses, and no impairment loss on goodwill and other intangibles was recorded for the three months ended June 30, 2010.  Please refer to the preceding discussion within this “—Results of Operations” section.

EBITDA from continuing operations increased $14.0 million to $0.4 million in the six months ended June 30, 2010 from ($13.6) million for the six months ended June 30, 2009. The increase was primarily driven by increased contracted profit and curtailment of selling, general and administrative expenses, and no impairment loss on goodwill and other intangibles was recorded for the six months ended June 30, 2010.  Please refer to the preceding discussion within this “—Results of Operations” section.

 EBITDA from continuing operations is a supplemental financial measure not defined in GAAP. We define EBITDA from continuing operations as net income from continuing operations before interest expense, income taxes, depreciation and amortization. We have presented EBITDA from continuing operations because we believe it is an important supplemental measure of operating performance.   We believe that the line item on the consolidated statement of operations entitled “net income from continuing operations” is the most directly comparable GAAP financial measure to EBITDA from continuing operations. Since EBITDA from continuing operations is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income from continuing operations as an indicator of operating performance or any other GAAP financial measure. EBITDA from continuing operations, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA from continuing operations excludes certain financial information that is included in net income attributable to the Company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA from continuing operations, has certain material limitations as follows:

•
It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•
It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

Financial Condition, Liquidity and Capital Resources
	For the Six Months Ended June 30,
	2010	2009	Change
Net income (loss)	$144,238	$(17,784,278)	$17,928,516
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Amortization of intangibles	-	1,382,960	(1,382,960)
Impairment loss on goodwill and other intangibles	-	13,062,140	(13,062,140)
Stock and warrant-based compensation	355,344	946,740	(591,396)
Provision for doubtful accounts	-	1,025,000	(1,025,000)
Extinguishment of contract liabilities	-	(269,217)	269,217
Other non-cash items, net	151,316	211,394	(60,078)
Net adjustments to reconcile net income for non-cash items	506,660	16,359,017	(15,852,357)
Net change in working capital	6,743,170	(2,907,651)	9,650,821
Cash provided by (used in) operations	7,394,068	(4,332,912)	11,726,980
Cash provided by (used in) investing	45,463	(1,148,084)	1,193,547
Cash used in financing	(157,414)	(1,699,931)	1,542,517
Net increase (decrease) in cash	$7,282,117	$(7,180,927)	$14,463,044

Cash and cash equivalents increased $7.3 million to $9.5 million at June 30, 2010 from $2.3 million at December 31, 2009. The increase was primarily attributable to $7.4 million provided by operating activities, offset by $0.2 million used in repayment of notes payable.

Operating Activity

Net cash provided by operating activities increased $11.7 million to $7.4 million for the six months ended June 30, 2010 from $4.3 million used in operating activities for the six months ended June 30, 2009. The increase in operating cash flow was primarily attributable to $9.7 million of cash generated from working capital.  The cash generated from working capital was attributable primarily to an increase in billings in excess of costs and estimated earnings on uncompleted contracts as we billed ahead on projects during the six months ended June 30, 2010.   For the six months ended June 30, 2010, cash generated from operations was $7.4 million, which was primarily driven by a $6.7 million decrease in working capital.

Investing Activity

Net cash provided by investing activities increased $1.2 million to $0.05 million for the six months ended June 30, 2010 from $1.1 million used in investing activities for the six months ended June 30, 2009.  For the six months ended June 30, 2009, there were approximately $1.1 million of acquisition related earn out payments and there were no such payments for the six months ended June 30, 2010.

Financing Activity

Net cash used in financing decreased $1.5 million to $0.2 million for the six months ended June 30, 2010 from $1.7 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, financing activities consisted primarily of treasury stock repurchases associated with payment of taxes on the vesting of restricted stock held by employees as compared to $1.7 million of scheduled seller note repayments during the six months ended June 30, 2009.

  Non-Cash Financing Activity

On February 28, 2010, we entered into an agreement with our Chief Operating Officer (COO) to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 shares of our common stock.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital.   The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.  Based on the amended principal repayment terms, the $4.0 million note was classified as long-term at December 31, 2009.

During the six months ended June 30, 2009, in connection with the purchase of Rubicon, we issued to the sellers $0.6 million of unsecured promissory notes bearing interest at 6% per annum and repayable over a one-year term.  The notes were issued in association with the achievement of certain profit targets, as defined in the purchase agreement, for the year ended December 31, 2008.

Liquidity and Capital Resources

We had $9.5 million and $2.3 million of unrestricted cash and cash equivalents at June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, we have financed our operations primarily with operating cash flows driven by a decrease in working capital and cash on hand.

Based on an unexpected lack of closed contracts and continued customer delays during 2009, we revised our financial forecast and implemented selling, general and administrative cost cutting measures with an approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company voluntarily delisted from the NASDAQ Capital Market in March 2010 to reduce professional fees and other costs necessary to maintain a listing on the NASDAQ Capital Market.

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

During the three months ended June 30, 2010, our operating results have improved as we generated $0.4 million in net income.  Additionally, we have seen some improvement in our operating environment and as a result have returned our employees to their original salaries in an effort to retain them.  We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

As a result of the overall cost reduction efforts to realign operations with decreased anticipated revenues, the added liquidity from the sale of Rubicon, and the financial restructuring of the $4.0 million note to our COO, we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months.  If we experience an increase in revenue, we will attempt to maximize a fixed operating structure and attempt to take a measured approach in any increase to selling, general and administrative costs to support that additional revenue.  We may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Although we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months, failure to obtain additional financing, if necessary, could have a material adverse impact our business, financial condition and earnings.

Off Balance Sheet Arrangements

As of June 30, 2010, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

 Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010, the Company developed a remediation plan with the objective of remediating material weaknesses previously disclosed at December 31, 2009.  The Company is finalizing formal documentation of policies and procedures and has begun to automate various controls related to revenue recognition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Three	Total Shares	Price Paid	Publically Announced	To Be Purchased Under
Months Ended June 30, 2010	Purchased (a)	per Share	Plans	Plans
April 1, 2010-April 30, 2010		$-	-	-
May 1, 2010- May 31, 2010	5,092	1.83	-	-
June 1, 2010-June 30, 2010	-	-	-	-
Total	5,092	$1.83	-	-

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Proxy Statement for the 2010 Annual Meeting of Stockholders filed on April 30, 2010, and incorporated herein by reference).

31.1*	Certification of Fortress International Group, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Fortress International Group, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Fortress International Group, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: August 12, 2010	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer and Principal Financial Officer)