Form 10-Q
period 2010-09-30
Fortress International Group, Inc.
filed 2010-11-15
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of November 1, 2010                14,268,494

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$11,189,104	$2,263,146
Contract and other receivables, net	18,020,122	14,196,772
Costs and estimated earnings in excess of billings on uncompleted contracts	769,779	1,056,543
Prepaid expenses and other current assets	819,066	1,007,371
Total current assets	30,798,071	18,523,832
Property and equipment, net	418,797	612,569
Goodwill	3,811,127	3,811,127
Other intangible assets, net	60,000	60,000
Other assets	46,748	246,218
Total assets	$35,134,743	$23,253,746
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$276,415	$183,679
Accounts payable and accrued expenses	16,076,516	8,038,658
Billings in excess of costs and estimated earnings on uncompleted contracts	9,530,804	6,536,752
Total current liabilities	25,883,735	14,759,089
Notes payable, less current portion	-	152,343
Convertible notes, less current portion	2,750,000	4,000,000
Other liabilities	152,308	186,905
Total liabilities	28,786,043	19,098,337
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 100,000,000 shares authorized; 13,882,738 and 13,142,962 issued; 13,415,580 and 12,846,709 outstanding at September 30, 2010 and December 31, 2009, respectively	1,388	1,314
Additional paid-in capital	65,146,118	63,442,796
Treasury stock 467,158 and 296,253 shares at cost at September 30, 2010 and December 31, 2009, respectively	(1,079,992)	(959,971)
Accumulated deficit	(57,718,814)	(58,328,730)
Total stockholders' equity	6,348,700	4,155,409
Total liabilities and stockholders’ equity	$35,134,743	$23,253,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the Three Months Ended		(Unaudited) For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Results of Operations:
Revenue	$21,000,377	$10,093,152	$60,770,283	$39,098,772
Cost of revenue	17,753,803	7,971,151	51,859,226	32,695,686
Gross profit	3,246,574	2,122,001	8,911,057	6,403,086
Operating expenses:
Selling, general and administrative	2,666,823	2,580,812	7,936,667	10,232,936
Depreciation and amortization	84,017	100,154	271,817	305,975
Amortization of intangibles	-	6,325	-	919,227
Impairment loss on goodwill and other intangibles	-	-	-	10,254,910
Total operating costs	2,750,840	2,687,291	8,208,484	21,713,048
Operating income (loss)	495,734	(565,290)	702,573	(15,309,962)
Interest income (expense), net	(30,052)	(55,321)	(92,657)	(143,381)
Income (loss) from continuing operations before income taxes	465,682	(620,611)	609,916	(15,453,343)
Income tax expense	-	-	-	-
Net income (loss) from continuing operations	465,682	(620,611)	609,916	(15,453,343)
Income (loss) from discontinued operations, net of taxes	-	640,366	-	(2,311,174)
Net income (loss)	$465,682	$19,755	$609,916	$(17,764,517)
Basic Earnings (Loss) per Share:
Net income (loss) from continuing operations, net of tax	$0.03	$(0.05)	$0.05	$(1.22)
Income (loss) from discontinued operations, net of taxes	-	0.05	-	(0.18)
Net income (loss)	$0.03	$0.00	$0.05	$(1.40)
Diluted Earnings (Loss) per Share:
Net income (loss) from continuing operations, net of tax	$0.03	$(0.05)	$0.04	$(1.22)
Income (loss) from discontinued operations, net of taxes	-	0.05	-	(0.18)
Net income (loss)	$0.03	$0.00	$0.04	$(1.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) For the Nine Months Ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$609,916	$(17,764,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	271,817	309,934
Amortization of intangibles	-	1,476,171
Impairment loss on goodwill and other intangibles	-	13,062,133
Provision for doubtful accounts	-	1,025,083
Stock and warrant-based compensation	453,396	1,393,098
Extinguishment of contract liabilities	-	(269,217)
Other non-cash income, net	(36,484)	2,935
Changes in operating assets and liabilities:
Contracts and other receivables	(3,823,350)	8,784,073
Costs and estimated earnings in excess of billings on uncompleted contracts	286,764	877,104
Prepaid expenses and other current assets	(91,451)	7,714
Other assets	199,470	(54,190)
Accounts payable and accrued expenses	8,074,342	(12,573,806)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,994,052	(3,222,745)
Other liabilities	(34,597)	(82,597)
Net cash provided by (used in) operating activities	8,903,875	(7,028,827)
Cash Flows from Investing Activities:
Purchase of property and equipment	(78,045)	(112,638)
Proceeds from repayment of note in connection with the sale of certain assets and liabilities of Rubicon	279,756	-
Payment of earnout in connection with the acquisition of Rubicon	-	(700,000)
Payment of earnout in connection with the acquisition of Innovative	-	(353,187)
Net cash provided by (used in) investing activities	201,711	(1,165,825)
Cash Flows from Financing Activities:
Payments on notes payable	(4,915)	(31,288)
Payment on seller notes	(54,692)	(1,808,507)
Purchase of treasury stock	(120,021)	(48,718)
Net cash used in financing activities	(179,628)	(1,888,513)
Net increase (decrease) in cash	8,925,958	(10,083,165)
Cash, beginning of period	2,263,146	12,448,157
Cash, end of period	$11,189,104	$2,364,992
Less: Cash associated with discontinued operations	-	212,943
Cash, end of period from continuing operations	$11,189,104	$2,152,049
Supplemental disclosure of cash flow information:
Cash paid for interest	$277,570	$126,444
Cash paid for taxes	-	116,411
Supplemental disclosure of non-cash financing activities:
Promissory notes, issued to an officer, converted to commonstock	$1,250,000	$-
Promissory notes payable issued in connection with the acquisition of Rubicon	-	550,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are for the three and nine months ended September 30, 2010 and 2009 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).

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

Based on an unexpected lack of new contracts and continued customer delays experienced during 2009, management revised our financial forecast and implemented selling, general and administrative cost cutting measures with an approximate annual savings of $2.2 million.  In an effort to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company voluntarily delisted from the NASDAQ Capital Market in March 2010 to reduce professional fees and other costs necessary to maintain a listing on the NASDAQ Capital Market.

Due to the downturn in the economy, which had an adverse impact on the Company’s existing customers, financial security and stock value, the Company suspended its strategy of growth through acquisition in 2009.  The corporate focus is centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that focus.   The Company engaged an investment bank to assist it in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.

The Company further sought to restructure scheduled debt repayments with its creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, the Company eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million to the former sellers of Rubicon. On February 28, 2010, the Company improved its net worth through the principal conversion of $1.3 million of principal due on a seller note to Mr. Gerard Gallagher, our President and Chief Operating Officer (COO).  Furthermore, the principal repayment of the remaining $2.8 million originally scheduled to begin payment on March 1, 2010 was amended to begin in the second quarter of 2012.  As a result of these note restructurings, at December 31, 2009 short term debt obligations were reduced $2.3 million and in turn our short-term liquidity substantially improved.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

 In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of ASC Subtopic 605-25. The amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this standard, which will be in effect for the Company beginning January 1, 2011, will have any significant impact on its results of operations or financial position.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Accounts Receivable, net

The Company had accounts receivable allowances for doubtful accounts of $0.5 million at September 30, 2010 and December 31, 2009.  Bad debt expense for the three months ended September 30, 2010 and 2009 was zero.  Bad debt expense for the nine months ended September 30, 2010 and 2009 was zero and $1.0 million, respectively.

Included in accounts receivable was retainage associated with construction projects totaling $0.9 million and $0.5 million at September 30, 2010 and December 31, 2009, respectively.

The Company earned approximately 79% and 25% of its revenue from one and two customers for the three months ended September 30, 2010 and 2009, respectively.  The Company earned approximately 68% and 29% of its revenue from one and two customers for the nine months ended September 30, 2010 and 2009, respectively.  Accounts receivable from these customers at September 30, 2010 and December 31, 2009 was $13.2 million and $3.8 million, respectively.

Additionally, two customers, comprising 81% and 70% of the Company’s total revenue for the three and nine months ended September 30, 2010, respectively, were purchased during the nine months ended September 30, 2010.   We are unable to determine the effect that the mergers may have on continued business with these customers although to date we have continued to perform previously contracted work and bid new opportunities.

(3)	Extinguishment of Liabilities

During the nine months ended September 30, 2009, the Company finalized the extinguishment of approximately $0.3 million.  During 2009, pursuant to a contract assignment, two different subcontractors relieved the Company of its obligation due to vendors which had been previously recorded by the Company.  The Company’s customer has not made payments under the contract and these vendors will pursue collection remedy independently and without recourse to the Company pursuant to the terms of the contract assignment. The Company recorded the extinguishment of liabilities for the amount due to two vendors as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the nine months ended September 30, 2009.

(4)	Discontinued Operations

On December 29, 2009, the Company completed the sale of substantially all of the assets and liabilities of Rubicon for total consideration of $1.8 million consisting of $0.8 million in cash proceeds, net of transaction costs, a $0.6 million note receivable and $0.4 million in forgiveness of actual obligations and potential liabilities related to 2008 and 2009 earn-outs to the former owners and management of Rubicon.   The Company is in the process of reviewing the buyer’s working capital calculation as outlined in the purchase agreement and received scheduled note payments through October 2010.  Additionally, the Company is entitled to contingent consideration in the form of an earn-out equal to 7.5% of gross profit on designated projects during a one year period commencing on the close date.  At September 30, 2010, the Company was reviewing an initial earn-out calculation and payment of $0.04 million for the six months ended June 30, 2010; however, the Company had not recorded the gain pending its completed review.

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

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Revenue	$5,912,589	$21,917,718
Income (loss) from operations of discontinued businesses, before taxes	640,366	(2,311,174)
Income tax expense	-	-
Income (loss) from operations of discontinued businesses	$640,366	$(2,311,174)

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information for business components included in discontinued operations is as follows:

(5)	Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended September 30,
	2010			2009
	Income	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$465,682	13,415,580	$0.03	$(620,611)	12,675,630	$(0.05)
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	813,658	-	-	-	-
DILUTED EARNINGS (LOSS) PER SHARE	$465,682	14,229,238	$0.03	$(620,611)	12,675,630	$(0.05)

	Nine Months Ended September 30,
	2010			2009
	Income	Shares	$ per Share	Income	Shares	$ per Shares
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$609,916	13,252,624	$0.05	$(15,453,343)	12,665,242	$(1.22)
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	830,656	0.01	-	-	-
DILUTED EARNINGS (LOSS) PER SHARE	$609,916	14,083,280	$0.04	$(15,453,343)	12,665,242	$(1.22)

Unvested restricted stock units for 87,167 and 700,000 shares of common stock, respectively, that were outstanding at September 30, 2010 were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2010, as they vest at $3.00 per share or expired out of the money.  Additionally, for the three and nine months ended September 30, 2010, all convertible notes were omitted from the earnings per share calculation because the effect of conversion would be anti-dilutive.

Unvested restricted stock, convertible unsecured promissory notes, options to purchase units and warrants for 1,120,601; 533,333; 700,000 and 15,710,300 shares of common stock, respectively, that were outstanding at September 30, 2009 were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2009, as their inclusion would be anti-dilutive.

(6)	Employee Benefit Plans

Restricted Stock

For the three months ended September 30, 2010 and 2009, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $0.1 million and $0.4 million, respectively, and in cost of revenue recorded zero and $0.1 million, respectively.

For the nine months ended September 30, 2010 and 2009, the Company recorded non-cash compensation expense included in selling, general and administrative expense associated with vesting awards of $0.4 million and $1.1 million, respectively, and in cost of revenue recorded $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2010 and September 30, 2009, the Company granted 90,000 and 568,764 shares of restricted stock, respectively, and restricted stock units of zero and 20,000, respectively, under the 2006 Omnibus Incentive Compensation Plan (Stock Plan).

On June 6, 2010, shareholders approved a 950,000 increase to shares available for award under the Stock Plan.  At September 30, 2010, there was approximately $0.4 million of unrecognized stock compensation to be recognized over a weighted period of approximately six months.

(7)	Options to Purchase Shares of Common Stock

At December 31, 2009, options to purchase 700,000 shares of common stock at a purchase price of $7.50 per share were outstanding. These options expired July 13, 2010 and subsequently the Company has no outstanding options to purchase units or warrants.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of September 30, 2010 and December 31, 2009, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that under relevant accounting standards it is more likely than not that the deferred tax assets will not be realizable.

The Company’s effective tax rate is based upon the rate expected to be applicable to the full fiscal year.

The Company files a consolidated federal tax return in states that allow it, and in other states the Company files separate tax returns.

The Company’s prior federal and state income tax filings since 2007 remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2007 tax year forward for both federal and Commonwealth of Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2007 tax year forward for both federal and Commonwealth of Virginia purposes. SMLB, Ltd. statutes of limitation are open from the 2007 tax year forward for both federal and State of Illinois purposes.

(9)	Notes Payable

	September 30, 2010	December 31, 2009
Convertible, unsecured promissory note, due 2012 (4.0%)	$2,750,000	$4,000,000
Unsecured promissory note, due 2010 (6.0%)	120,572	120,572
Unsecured promissory note, due 2010 (6.0%)	155,843	210,535
Vehicle notes	-	4,915
Total debt	3,026,415	4,336,022
Less current portion	276,415	183,679
Total debt, less current portion	$2,750,000	$4,152,343

For the nine months ended September 30, 2010 and 2009, the Company made principal repayments of $0.06 million and $1.8 million, respectively.

On February 28, 2010, the COO entered into an agreement with the Company to convert $1.3 million of the outstanding note held by the COO into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 shares of the Company’s common stock.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital.   The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note from 6% to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight annual principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.  Based on the amended principal repayment terms, the $4.0 million note was classified as long-term at December 31, 2009.

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

S3 Integration, LLC (S3 Integration) is 15% owned by each of the Company’s Chief Executive Officer and COO.  S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

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

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by each of the Company’s Chief Executive Officer and its COO. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. An independent valuation of the lease determined the lease to be at fair value.

Chesapeake Tower Systems, Inc. (Chesapeake) is owned 100% by the Company’s Chief Executive Officer.  During the second quarter 2009 and concurrent with an expiring leased facility, the Company entered into a new lease for approximately 25,000 square feet of combined office and warehouse space from Chesapeake.  The lease commitment is for five years (Initial Term) with a two-year renewal option (Renewal Term).  During the Initial Term, annual rent is $124,000, plus operating expenses.  If the Company elects to extend the lease, annual rent increases by  the greater of i) fair market rental as defined in the lease, or ii) 3% increase in each year of the Renewal Term.  Additionally, Chesapeake provided $150,000 for tenant improvements and relocation costs.  An independent appraisal of the lease determined the lease to be at fair value.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth transactions the Company has entered into with the above related parties for the three and nine months ended September 30, 2010 and 2009.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services, and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue
CTS Services, LLC	$23,902	$-	$23,902	$2,000
Telco P&C, LLC	93,764	84,395	559,099	153,660
Chesapeake Mission Critical, LLC	9,031	20,660	20,531	177,318
Total	$126,697	$105,055	$603,532	$332,978
Cost of Revenue
CTS Services, LLC	$-	$380,975	$134,109	$1,881,913
Chesapeake Systems, LLC	-	-	-	-
Chesapeake Mission Critical, LLC	47,490	240,261	135,257	298,541
S3 Integration, LLC	240,649	37,377	540,936	375,974
LH Cranston & Sons, Inc.	-	-	-	269,749
Telco P&C, LLC	-	-	37,278	72,556
Total	$288,139	$658,613	$847,579	$2,898,733
Selling, general and administrative
Office rent paid on Chesapeake sublease agmt	$-	$-	$-	$136,538
Office rent paid on Chesapeake Tower Sytsems	50,664	30,999	125,682	41,332
Office rent paid to TPR Group Re Three, LLC	122,047	93,642	323,901	295,496
Total	$208,394	$124,641	$485,266	$473,366

	September 30,	December 31,
	2010	2009
Accounts receivable/(payable):
CTS Services, LLC	$16,155	$104,065
CTS Services, LLC	1,400	(104,528)
Chesapeake Mission Critical, LLC	9,000	2,000
Chesapeake Mission Critical, LLC	-	(124,425)
Chesapeake Tower Systems, Inc.	-	-
Telco P&C, LLC	204,789	39,813
Telco P&C, LLC	(53,450)	(52,373)
LH Cranston & Sons, Inc.	-	-
S3 Integration, LLC	(62,983)	(3,425)
TPR Group RE Three, LLC	-	-
Total Accounts receivable	$229,944	$145,878
Total Accounts (payable)	$(115,033)	$(284,751)

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

Based on an unexpected lack of new contracts and continued customer delays experienced at June 30, 2009 and through December 31, 2009, management revised our financial forecast and implemented selling, general and administrative cost cutting measures with an approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company delisted from the NASDAQ Capital Market in March 2010 to reduce professional fees and other costs necessary to maintain a listing on the NASDAQ Capital Market.

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

Competition in Current Economic Environment

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in the mission-critical market.  These larger competitors have an infrastructure and support greater than ours, and accordingly, we have experienced some price pressure as some companies are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending or deferral of projects to an indefinite commencement date due to the economic uncertainty or lack of access to capital.

Notwithstanding this increased competition, we believe there are high barriers to entry in our sector for new competitors due to our specialized technology service offerings which we deliver to our customers, our top secret clearances, and our turnkey suite of deliverables offered. We compete for business based upon our reputation, past experience, and our technical engineering knowledge of mission-critical facilities and their infrastructure. We are developing and creating long term relationships with our customers because of our excellent reputation in the industry and will continue to create facility management relationships with our customers that we expect will provide us with steadier revenue streams to improve the value of our business.  We believe these barriers and our technical capabilities and experience will differentiate us to compete with new entrants into the market or pricing pressures.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis or time and materials basis, and (2) contracts awarded to us where some, but not all, of the work has not yet been authorized. At September 30, 2010, we had authorizations to proceed with work for approximately $17.5 million, or 50% of our total backlog of $35.1 million. At December 31, 2009, we had authorizations to proceed with work for approximately $39.9 million, or 85% of our total backlog of $47.1 million.

Approximately $27.3 million, or 78% of our backlog, relates to three customers at September 30, 2010 and $32.5 million, or 69%, to three customers at December 31, 2009.  Additionally, two customers, who comprised 50% and 73% of our total backlog at September 30, 2010 and December 31, 2009, respectively, were purchased during the nine months ended September 30, 2010.  We are unable to determine the effect that the mergers may have on continued business with these customers although to date we have continued to perform previously contracted work and bid new opportunities.

As of September 30, 2010, our backlog was approximately $35.1 million, compared to approximately $47.1 million at December 31, 2009. We believe that approximately 50% of the backlog at September 30, 2010 will be recognized during the next twelve months. The following table reflects the value of our backlog in the above three categories as of September 30, 2010 and December 31, 2009, respectively.

(In millions)

	September 30,	December 31,
	2010	2009
Technology consulting	$10.5	$1.4
Construction management	13.0	33.8
Facilities management	11.6	11.9
Total	$35.1	$47.1

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

Recently Issued Accounting Pronouncements

In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of ASC Subtopic 605-25. The amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that the adoption of this standard, which will be in effect for the Company January 1, 2011, will have any significant impact on our results of operations or financial position.

Results of operations for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.

Revenue.  Revenue increased $10.9 million to $21.0 million for the three months ended September 30, 2010 from $10.1 million for the three months ended September 30, 2009.  The increase was driven primarily by a $12.2 million increase in construction management services attributable primarily to a large contract and offset in part by a $1.4 million decrease in facilities management services.

Cost of Revenue.  Cost of revenue increased $9.8 million to $17.8 million for the three months ended September 30, 2010 from $8.0 million for the three months ended September 30, 2009.  The increase was driven primarily by a $10.7 million increase in construction management services attributable to a large contract, offset in part by a decrease of $0.9 million in facilities management services.

             Gross Margin Percentage.  Gross margin percentage decreased to 15.5% for the three months ended September 30, 2010 compared to 21.0% for the three months ended September 30, 2009.   The decrease in gross margin is attributable to a greater proportion of total sales being derived from lower margin construction management services during the three months ended September 30, 2010 as compared to September 30, 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.1 million to $2.7 million for the three months ended September 30, 2010 from $2.6 million for the three months ended September 30, 2009. The increase is primarily driven by an increase in variable commission and bonus compensation.   Based on the improved operating results and prospects based on improvement we have seen in our operating environment, in the beginning of the third quarter we returned nonexecutive employees to their original salaries and anticipate the increase will result in an annual increase in selling, general and administrative costs of $0.4 million.  We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation.  Depreciation remained consistent at $0.1 million for the three months ended September 30, 2010 compared to $0.1 million for the three months ended September 30, 2009.

Amortization of intangible assets.  Amortization expense remained consistent at zero for the three months ended September 30, 2010 compared to zero for the three months ended September 30, 2009.  During the three months ended September 30, 2010 and 2009, there were no amortizable assets, as they were deemed impaired and reduced to zero during the three months ended June 30, 2009.

Interest income (expense), net.  Our interest income (expense), net remained consistent at ($0.03) million for the three months ended September 30, 2010 compared to ($0.1) million for the three months ended September 30, 2009.

Income (Loss) from discontinued business, net of tax.  We recorded gain from discontinued operations of zero for the three months ended September 30, 2010 as compared to $0.6 million for the three months ended September 30, 2009.  We sold substantially all of the assets and liabilities of Rubicon on December 29, 2009.

Results of operations for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.

Revenue.  Revenue increased $21.7 million to $60.8 million for the nine months ended September 30, 2010 from $39.1 million for the nine months ended September 30, 2009.  The increase in revenue was driven by a $21.8 million increase in our construction management services as we added a significant development project and completed another during the nine months ended September 30, 2010.

Cost of Revenue.  Cost of revenue increased $19.2 million to $51.9 million for the nine months ended September 30, 2010 from $32.7 million for the nine months ended September 30, 2009.  The increase in revenue was driven by a $19.9 million increase in our construction management services as we added a significant development project during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, the Company had approximately $0.3 million of extinguishment of contract liabilities reducing cost of sales by a corresponding amount.

             Gross Margin Percentage.  Gross margin percentage declined to 14.7% for the nine months ended September 30, 2010 compared to 16.4% for the nine months ended September 30, 2009.  Excluding the $0.3 million reduction in cost of sales for the extinguishment of contract liabilities during the nine months ended September 30, 2009, gross margin decreased to 14.7% for the nine months ended September 30, 2010 compared to 15.6% during the nine months ended September 30, 2009.  The remaining decrease in gross margin is attributable to a greater proportion of total sales being derived from lower margin construction management services during the nine months ended September 30, 2010 as compared to September 30, 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.3 million to $7.9 million for the nine months ended September 30, 2010 from $10.2 million for the nine months ended September 30, 2009. The decrease is primarily driven by $1.0 million decrease in salaries and related costs of benefits and non-cash compensation due to a reduction in headcount.  The remaining decline of $1.3 million is attributable to a decrease in provision for bad debt expense and rent of $1.0 million and $0.2 million.  Based on the improved operating results and prospects based on improvements we have seen in our operating environment, in the beginning of the third quarter 2010 we returned nonexecutive employees to their original salaries and anticipate the increase will result in an annual increase in selling, general and administrative costs of $0.4 million. We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation.  Depreciation remained consistent at $0.3 million for the nine months ended September 30, 2010 compared to $0.3 million for the nine months ended September 30, 2009.

Amortization of intangible assets.  Amortization expense decreased $0.9 million to zero for the nine months ended September 30, 2010 from $0.9 million for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, there were no amortizable assets, as they were deemed impaired to zero during the nine months ended September 30, 2009.

Impairment loss on goodwill and other intangibles, net.  We did not record any impairment losses during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, we had experienced continued operating losses and a decline in market value and accordingly conducted analyses of our operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach and an evaluation of customer relation relationships, we determined that the carrying value exceeded the current fair value of our business and customer related intangibles, resulting in goodwill and other intangible impairment of $10.3 million for the nine months ended September 30, 2009.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($0.1) million for the nine months ended September 30, 2010 compared to ($0.1) million for the nine months ended September 30, 2009.

Income (loss) from discontinued business, net of tax. We recorded loss from discontinued operations of zero for the nine months ended September 30, 2010 as compared to $2.3 million for the nine months ended September 30, 2009.  We sold substantially all of the assets and liabilities of Rubicon on December 29, 2009.

Adjusted EBITDA from Continuing Operations

A reconciliation of Adjusted EBITDA from continuing operations to net income (loss) from continuing operations:

	(Unaudited) For the Three Months Ended		(Unaudited) For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Adjusted EBITDA from continuing operations	$677,803	$(100,786)	$1,447,674	$(1,676,668)
Impairment loss on goodwill and other intangibles, net	-	-	-	(10,254,910)
Stock-based compensation	(98,052)	(358,025)	(453,396)	(1,128,099)
Lease exit costs	-	-	(19,888)	-
Provision for bad debts	-	-	-	(1,025,083)
EBITDA from continuing operations	$579,751	$(458,811)	$974,390	$(14,084,760)
Interest (income) expense, net	(30,052)	(55,321)	(92,657)	(143,381)
Income tax expense (benefit)	-	-	-	-
Depreciation and amortization	(84,017)	(100,154)	(271,817)	(305,975)
Amortization of intangibles	-	(6,325)	-	(919,227)
Net income (loss) from continuing operations	$465,682	$(620,611)	$609,916	$(15,453,343)

Adjusted EBITDA from continuing operations increased $0.8 million to $0.7 million in the three months ended September 30, 2010 from ($0.1) million for the three months ended September 30, 2009.  The increase was primarily driven by increased gross profit and curtailment of selling, general and administrative expenses for the three months ended September 30, 2010.  Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA from continuing operations increased $3.1 million to $1.4 million in the nine months ended September 30, 2010 from ($1.7) million for the nine months ended September 30, 2009.  The increase was primarily driven by increased gross profit and curtailment of selling, general and administrative expenses for the nine months ended September 30, 2010.  Please refer to the preceding discussion within this “Results of Operations” section.

 Adjusted EBITDA from continuing operations is a supplemental financial measure not defined in GAAP. We define Adjusted EBITDA from continuing operations as net income from continuing operations before interest expense, income taxes, depreciation and amortization, impairment loss on goodwill and other intangibles, net, stock-based compensation, lease exit costs, and provision for bad debts. We have presented Adjusted EBITDA from continuing operations because we believe it is an important supplemental measure of operating performance.   We believe that the line item on the consolidated statement of operations entitled “net income from continuing operations” is the most directly comparable GAAP financial measure to Adjusted EBITDA from continuing operations. Since Adjusted EBITDA from continuing operations is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income from continuing operations as an indicator of operating performance or any other GAAP financial measure. Adjusted EBITDA from continuing operations, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As Adjusted EBITDA from continuing operations excludes certain financial information that is included in net income attributable to the Company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA from continuing operations, has certain material limitations as follows:

•
It does not include impairment loss on goodwill and other intangibles, net. Because we utilize goodwill and other intangibles to generate revenues in our operations, this is a periodic and ongoing cost of our operations. Therefore, any measure that excludes impairment loss on goodwill and other intangibles, net has material limitations.

•	It does not include stock-based compensation. Because we have issued stock based compensation as a component of employee total compensation, stock-based compensation is a necessary and ongoing part of our costs and has assisted us in reducing our cash compensation to attract and retain our workforce who support and generate revenues. Therefore, any measure that excludes stock-based compensation has material limitations.

•
It does not include provision for bad debts.  Because provision for bad debts is necessary as we take credit risk with customers and an ongoing part of our opersations, any measure that excludes provision for bad debts has material limitations.
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

Financial Condition, Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2010	2009	Change
Net income (loss)	$609,916	$(17,764,517)	$18,374,433
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Amortization of intangibles	-	1,476,171	(1,476,171)
Impairment loss on goodwill and other intangibles	-	13,062,133	(13,062,133)
Stock and warrant-based compensation	453,396	1,393,098	(939,702)
Provision for doubtful accounts	-	1,025,000	(1,025,000)
Extinguishment of liabities	-	(269,217)	269,217
Other non-cash items	235,333	312,952	(77,619)
Net adjustments to reconcile net income for non-cash items	688,729	17,000,137	(16,311,408)
Net change in working capital	7,605,230	(6,264,447)	13,869,677
Cash provided by (used in) operations	8,903,875	(7,028,827)	15,932,702
Cash provided by (used in) investing	201,711	(1,165,825)	1,367,536
Cash used in financing	(179,628)	(1,888,513)	1,708,885
Net increase (decrease) in cash	$8,925,958	$(10,083,165)	$19,009,123

Cash and cash equivalents increased $8.9 million to $11.2 million at September 30, 2010 from $2.3 million at December 31, 2009. The increase was primarily attributable to $8.9 million provided by operating activities, $0.2 million provided by investing activities, offset by $0.2 million used in repayment of notes payable.

Operating Activity

Net cash provided by operating activities increased $15.9 million to $8.9 million for the nine months ended September 30, 2010 from $7.0 million used in operating activities for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, cash generated from operations was $8.9 million, which was primarily driven by $7.6 million of cash generated by working capital. The cash generated from working capital was attributable primarily to an increase in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts as we billed ahead on projects during the nine months ended September 30, 2010.

Investing Activity

Net cash provided by investing activities increased $1.4 million to $0.2 million for the nine months ended September 30, 2010 from $1.2 million used in investing activities for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, there were approximately $0.3 million of payments received on the note issued in the sale of Rubicon.  For the nine months ended September 30, 2009, there were approximately $1.1 million of acquisition related earn out payments and there were no such payments for the nine months ended September 30, 2010.

Financing Activity

Net cash used in financing decreased $1.7 million to $0.2 million for the nine months ended September 30, 2010 from $1.9 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, financing activities consisted primarily of treasury stock repurchases associated with payment of taxes on the vesting of restricted stock held by employees as compared to $1.8 million of scheduled seller note repayments during the nine months ended September 30, 2009.

Non-Cash Financing Activity

On February 28, 2010, we entered into an agreement with our Chief Operating Officer (COO) to convert $1.3 million of the outstanding note held by the COO into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 shares of our common stock.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital.   The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight annual principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.  Based on the amended principal repayment terms, the $4.0 million note was classified as long-term at December 31, 2009.

During the nine months ended September 30, 2009, in connection with the purchase of Rubicon, we issued to the sellers $0.6 million of unsecured promissory notes bearing interest at 6% per annum and repayable over a one-year term.  The notes were issued in association with the achievement of certain profit targets, as defined in the purchase agreement, for the year ended December 31, 2008.

Liquidity and Capital Resources

We had $11.2 million and $2.3 million of unrestricted cash and cash equivalents at September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, we have financed our operations primarily with operating cash flows driven by changes in working capital and cash on hand.

Based on an unexpected lack of new contracts and continued customer delays during 2009, we revised our financial forecast and implemented selling, general and administrative cost cutting measures with an approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company voluntarily delisted from the NASDAQ Capital Market in March 2010 to reduce professional fees and other costs necessary to maintain a listing on the NASDAQ Capital Market.

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

During the three and nine months ended September 30, 2010, our operating results have improved as we generated net income of $0.5 million and $0.6 million, respectively.  Additionally, we have seen some improvement in our operating environment and as a result have returned our nonexecutive employees to their original salaries in an effort to retain them.  We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

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

Off Balance Sheet Arrangements

As of September 30, 2010, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

 Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, the Company developed a remediation plan with the objective of remediating material weaknesses previously disclosed at December 31, 2009.  The Company is finalizing formal documentation of policies and procedures and has begun to automate various controls related to revenue recognition.

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

FORTRESS INTERNATIONAL GROUP, INC.

Date: November 15, 2010	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer and Principal Financial Officer)