Form 10-K
period 2010-12-31
Fortress International Group, Inc.
filed 2011-03-29
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	[Do not check if a smaller
Smaller reporting company ☒			reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2010 was approximately $11,187,250 based on 7,662,500 shares held by such non-affiliates at the closing price of a share of common stock of $1.46 as reported on the OTCQB marketplace on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, outstanding as of March 18, 2011 was 14,520,032 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K will be incorporated from the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2010.

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

These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to the risks set forth in this Annual Report on Form 10-K under “Item 1A. Risk Factors.”

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

In late 2008 and 2009 our plan to strategically grow the business through acquisitions was suspended due to the downturn in the economy. On December 29, 2009, in an effort to preserve cash resources and enhance liquidity while maintaining a similar set of professional services subsequently, the Company disposed of substantially all of the assets and liabilities of its Rubicon division to its former owners and current management.  The disposition resulted in consideration of approximately $2.0 million.

Our principal executive offices are located at 7226 Lee DeForest Drive, Suite 209, Columbia, Maryland 21046 and our telephone number is 410-423-7300. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K , proxy statements for our annual stockholders’ meetings and all amendments to those reports, are available to you free of charge through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov or on our website at www.thefigi.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. Copies of these reports and other information may be inspected and copied at the public reference facilities maintained by the SEC at the SEC Headquarters, Public Reference Section, 100 F Street, N.E., Washington D.C. 20549 on official business days during the hours 10:00 a.m. to 03:00 p.m. or by calling the SEC at 1-800-SEC-0330. Copies are also available upon request and without charge by contacting us at Fortress International Group, Inc., 7226 Lee DeForest Drive, Suite 209, Columbia, Maryland 21046.

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

We have obtained a facility clearance from the United States Department of Defense. This clearance enables us to access and service restricted government projects. In addition to the facility clearance, we have successfully cleared approximately one-half of our employees, allowing them individual access to restricted projects and facilities.

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

On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, LLC, doing business as Total Site Solutions, and Vortech, LLC, or TSS/Vortech. TSS/Vortech provides comprehensive services for the planning, design, and development of mission-critical facilities and information infrastructure . The closing consideration consisted of (i) $11.5 million in cash, including acquisition costs of $1.8 million and net of cash acquired of $1.1 million net of a working capital adjustment per the terms of the purchase agreement,  (ii) the assumption of $0.2 million of debt of TSS/Vortech, (iii) 2,602,813 shares of our common stock, of which 2,534,988 shares were issued to the selling members, 67,825 shares were issued to Evergreen Capital LLC as partial payment of certain outstanding consulting fees, and 574,000 shares were designated for issuance to employees of TSS/Vortech under our 2006 Omnibus Incentive Compensation Plan and (iv) $10.0 million in two convertible promissory notes of $5.0 million each, bearing interest at 6%.  Simultaneously with the acquisition of TSS/Vortech, we changed our name from “Fortress America Acquisition Corporation” to our current name, “Fortress International Group, Inc.”

Following our initial acquisition of TSS/Vortech, we continued with our acquisition strategy to expand our geographic footprint, add complementary services and diversify and expand our customer base.

On May 7, 2007, we purchased substantially all of the assets of Comm Site of South Florida, Inc. for $150,000 in cash.

On September 24, 2007, we entered into a stock purchase agreement with Innovative Power Systems, Inc., Quality Power Systems, Inc., or, collectively, Innovative, and the stockholders of Innovative. Based in Virginia, Innovative installs, tests and services specialized uninterruptible power supply systems and backup power supply systems for data centers and mission-critical facilities throughout the Washington D.C. metropolitan area. Pursuant to the stock purchase agreement, we acquired 100% of the issued and outstanding capital stock of Innovative for the aggregate consideration consisting of (i) $1.6 million , including acquisition costs of $0.1 million, and net of cash acquired of $0.2 million, subject to certain adjustment as provided in the purchase agreement, (ii) a promissory note for the aggregate amount of $0.3 million plus interest accruing at 6% annually from the date of the issuance of the promissory note (payable in three years, based on a five-year amortization schedule, as described in note), (iii) 25,155 shares of our common stock, and (iv) additional earn-out amounts if Innovative achieves certain targeted earnings for each of the calendar years 2007-2010, as further described in the purchase agreement.

In 2008, Innovative achieved 2008 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $0.4 million which was paid in the second quarter of 2009 per the terms of the purchase agreement.

In 2009, Innovative achieved 2009 earnings targets established in the purchase agreement, entitling the sellers to additional purchase consideration of $0.2 million. Subject to terms and conditions outlined in the purchase agreement, the payment was due in the second quarter of 2010.

On November 30, 2007, we entered into a membership interest purchase agreement with Rubicon Integration, LLC, or Rubicon, a Delaware limited liability company based in Virginia, and each of the members of Rubicon. Rubicon provides consulting, owners’ representation and equipment integration services for mission-critical facilities to corporate customers across the United States. Pursuant to the purchase agreement, we acquired 100% of the membership interests of Rubicon for the aggregate consideration consisting of (i) $4.7 million in cash, including acquisition costs of $0.2 million and net of cash acquired of $0.1 million, (ii) 204,000 shares of our common stock valued at $1.1 million , (iii) contingent consideration in the form of two unsecured promissory notes in the maximum amount of $1.5 million and $2.0 million, respectively, plus interest accruing at 6% annually from November 30, 2007, the date of the issuance, payable to the sellers upon the achievement of certain operational and financial targets for December 2007 and for the calendar year 2008, respectively, and (iv) additional earn-out amounts, contingent upon the achievement of certain earnings targets by Rubicon for each of the calendar years 2008-2009.

In 2007, Rubicon achieved certain 2007 earnings targets established in the purchase agreement, entitling the sellers to the first contingently issuable note of $1.5 million, which was due on January 31, 2008. In accordance with terms of the agreement, an additional working capital adjustment of $0.1 million was paid to the sellers on January 31, 2008.

In 2008, Rubicon received contingently issuable notes totaling $2.0 million by achieving or exceeding certain financial targets defined in the purchase agreement.  Approximately $0.4 million had been paid at December 31, 2008, while the remainder was paid in January 2009.

Additionally in 2008, Rubicon achieved certain 2008 earnings targets established in the purchase agreement, entitling the sellers to an earn-out payment estimated at $0.5 million at December 31, 2008.  In 2009, we delivered the calculation and finalized the 2008 earn-out with the sellers, which resulted in the issuance of an additional $0.8 million of consideration in the form of $0.5 million note and payment for the balance. In 2009, Rubicon achieved certain 2009 earnings targets established in the amended purchase agreement, entitling the sellers to an earn-out payment of $0.2 million

As we sought additional liquidity and to maintain a similar service offering, on December 29, 2009, we sold substantially all of the assets and liabilities of Rubicon for consideration totaling $2.0 million consisting of $0.8 million in cash proceeds, net of transaction costs, $0.6 million note receivable and $0.4 million in forgiveness of actual obligations and potential liabilities related to the 2008 and 2009 earn-outs. Additionally, we are entitled to contingent consideration in the form of an earn-out equal to 7.5% of gross profit on designated projects during a one year period commencing on the close date.  At December 31, 2009, the Company had not recorded any contingent consideration associated with the earn-out as it was not reasonably assured and estimable.

On January 2, 2008, we entered into a stock purchase agreement with SMLB, Ltd, or SMLB, an Illinois corporation which provides professional construction management services for mission-critical facilities, and each of the stockholders of SMLB, for the acquisition of SMLB. Pursuant to the purchase agreement we acquired 100% of the issued and outstanding capital stock of SMLB for an aggregate consideration consisting of (i) $2.0 million in cash, subject to certain adjustment to be determined within 60 days of the closing of the acquisition, (ii) an unsecured promissory note for an aggregate amount of $0.5 million, plus interest accruing at 6% annually from the date of the issuance, (iii) an aggregate of 96,896 shares of common stock of the Company, to be held in escrow pursuant to a certain indemnity escrow agreement, and (iv) additional earn-out amounts, contingent upon the achievement of certain operational and financial targets by SMLB for each of the calendar years 2008 and 2009 and subject to satisfaction of any outstanding indemnification obligations by the sellers. The note referred to above was reduced for working capital adjustments in accordance with terms of the purchase agreement. The adjusted note is payable in three years, based on a five-year amortization schedule, with $24,118 plus accrued interest payable on each of January 2, 2009 and January 2, 2010 and the balance of $72,336 plus accrued interest payable on January 2, 2011. The January 2, 2009 scheduled payment was not made, as the note was adjusted in the fourth quarter of 2008.

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

Service Offerings

We have developed a menu of unique consulting and service options to assist and partner with owners of mission-critical facilities to develop strategies that enable them to cope with the complexities facing mission-critical facility infrastructure systems. These solutions begin with strategies for the IT assets that are being housed in the facility, through power, cooling and heat rejection issues and disaster recovery backup systems. We help them develop total cost of ownership models that enable them to design and build the most efficient data centers based on their available capital. Our solutions involve all aspects of the life cycle of the data center and are described in more detail below.

Technology Consulting

Energy and Green Solutions.  We have developed services that can identify energy savings for the customer on both the supply side from utility sources and demand side in terms of consumption of an existing data center.

Supply side services include:
•	Competitive utility rate analysis in deregulated areas;
•	Obtaining energy certificates and carbon offset certificates for capital expenditures on both renewable energy based initiatives as well as replacement initiatives; and
•	Participation in demand response programs.

Demand side initiatives include:
•	Energy audits;
•	Facility consolidation; and
•	Performance based contracting initiatives that create capital from energy savings on replacement projects.

IT Solutions. These services are partially performed by our in-house staff and done in conjunction with our teaming partners and include:
•	Data center strategic planning;
•	Data center optimization;
•	Virtualization and consolidation of servers and storage devices; and
•	Data center relocation planning and implementation.

        Real Estate Solutions. These services include:
•	Assisting customers with disposal and acquisition of mission-critical assets;
•	Site assessments, evaluation and selection;
•	Conceptual design and in depth budget and cost analysis;
•	Financial modeling and market research;
•	Utility assessment;
•	Telecommunication service assessment;
•	Cost and payback analysis; and
•	Phased investment strategy for development of speculative space.

        Capital solutions. These services include:
•	Finding sale and lease back alternatives for our customers;
•	Matching customers up with leasing partners to finance major equipment purchases;
•	Finding equity partners for our customers developing speculative projects; and
•	Performance contract financing for energy related capital projects.

Design and Engineering/Planning and Programming

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

For the years ended December 31, 2010 and December 31, 2009, revenues from guaranteed maximum price contracts represented approximately 6% and 31% of our revenues, respectively. Most government contracts, including our contracts with the federal government, are subject to termination at will by the government, to government audits and to continued appropriations.

We do have some customer concentration as we earned approximately 69% and 20% of our total revenue from two customers for the years ended December 31, 2010 and 2009.

Historically, we are not subject to any significant regulation by state, federal or foreign governments. In the future, as we seek to more often contract directly with the federal government versus performing on a subcontractor basis, we may be subject to increased audit and oversight of federal government agencies and the laws and regulations relating to the formation, administration, and performance of government contracts.

These laws and regulations would, among other things:

•	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles and require reconciliation;
•	impose acquisition regulations that define reimbursable and non-reimbursable costs;
•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and
•	require the development and maintenance of a detailed ethics and compliance program.

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

As of December 31, 2010, our backlog was approximately $30.6 million, compared to approximately $47.1 million at December 31, 2009.  In the first quarter of 2010, a large developer customer sold its property and cancelled its remaining contract commitment under the original agreement.  Accordingly, we removed the project totaling $12.4 million, net of acquirer’s assumed and assigned contract of $3.2 million, from our December 31, 2009 backlog.

At December 31, 2010, we have authorizations to proceed with work for approximately $13.9 million, or 45% of our total backlog of $30.6 million. Additionally, approximately $25.9 million, or 85% of our total backlog, relates to four customers at December 31, 2010.  We estimate that approximately 45% of our backlog will be recognized during our 2011 fiscal year. This estimate is based on the compilation of monthly backlog reports that the project management regularly prepares which present backlog per contract, our management’s estimate of future revenue based on known contracts and historical trends and our projection of the amount of such backlog expected to be recognized in the following 12 months.

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

The decline in the economy beginning in late 2008 and continuing through 2009 has impacted our ability to fund a larger sales force and various media events and advertising during 2009 so major cutbacks were implemented in our sales force and marketing programs. To offset the cutbacks we engaged senior staff and management to drive our sales efforts to reduce SG&A. With the leaner organization and participation of senior management in the sales process, our sales efforts have been adequate despite the reduced demand due to the recession.  As our cash flow improves we anticipate we will bring back certain marketing activities that give us the fastest and greatest return, specifically trade show events and technical seminars, and we will focus more effort in the sale of recurring revenue opportunities to build up our facilities and service divisions.

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

Executive Officers

        Set forth below is information as of March 18, 2011, about our executive officers, as determined in accordance with the rules of the SEC.

Name	Age	Position with the Company
Harvey L. Weiss	68	Vice-Chairman of the Board
Thomas P. Rosato	59	Chief Executive Officer and Director
Gerard J. Gallagher	54	President, Chief Operating Officer and Director
Timothy C. Dec	52	Chief Financial Officer

Harvey L. Weiss, age 68, has served as our Vice-Chairman of the Board since December 2008 and prior to that he served as Chairman of the Board from the closing of our acquisition of TSS/Vortech on January 19, 2007. From our inception through the closing of TSS/Vortech, Mr. Weiss had served as our Chief Executive Officer, President and a member of our Board. He has over 40 years of experience in the information technology and security market place. From 2002 to August 1, 2004, Mr. Weiss was the Chief Executive Officer and President of System Detection, Inc., a software security company. From 2000 to 2002, he served as President of Engineering Systems Solutions, Inc., a security and biometrics integration firm. During 1999, Mr. Weiss was the Chief Executive Officer and President of Global Integrity Corporation, a SAIC subsidiary specializing in information security and served as a Director until the company was sold in 2002. From 1996 to 1998, until sold to Network Associates, Inc, Mr. Weiss was President of the Commercial Division, Secretary and Director of Trusted Information Systems, Inc., a NASDAQ-listed security network company. Prior to that time, from 1994 to 1996, Mr. Weiss served as President of Public Sector Worldwide Division for Unisys Corporation. From 1991 to 1993, Mr. Weiss was the Vice President of Sales and the President and Chief Operating Officer of Thinking Machines Corporation, a massively parallel processing company. Prior to that time, he served in various senior capacities including Vice President of Digital Equipment Corporation's Government Systems Group. Mr. Weiss serves on the Board of Vision Technologies Inc., an engineering and manufacturing company for electro-optical and thermal imaging camera systems, was a member of the Brookings Institution Council, and is a trustee of Capitol College. Mr. Weiss received a Bachelor of Science in Mathematics from the University of Pittsburgh and attended the Massachusetts Institute of Technology Sloane School Program for Senior Executives.

Thomas P. Rosato, age 59, became a Director and our Chief Executive Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Rosato has over 30 years of experience in mission-critical service businesses. Since 2002, he has served as the co-founder and chairman of TSS and the co-founder and chairman of Vortech. From 1998 to 2001, Mr. Rosato served as the President - Group Maintenance of America/Encompass Services Corporation, National Accounts Division. From 1995 to 1998, he served as the founder and President of Commercial Air, Power & Cable, Inc. From 1980 to 1995, he served in various capacities at Com-Site Enterprises, most recently as Chief Financial Officer and Chief Operating Officer. Mr. Rosato started his career in 1973 as a certified public accountant at Coopers & Lybrand. Mr. Rosato received a Bachelor of Business Administration in Accounting from Temple University in 1973.

Gerard J. Gallagher, age 54, became a Director and our President and Chief Operating Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Gallagher has more than 25 years of experience in mission-critical fields. Since 2002, he has served as the co-founder and President of TSS and the co-founder and President of Vortech. From 1998 to 2001, Mr. Gallagher served as the President of the Total Site Solutions division of Encompass Services Corp. From 1997 to 1998, he served as the President of the Total Site Solutions division of Commercial Air, Power & Cable, Inc. From 1991 to 1997, he served as the Chief Facilities Operations and Security Officer of the International Monetary Fund. From 1980 to 1991, Mr. Gallagher served in various capacities at Com Site Enterprises, most recently as Senior Vice President of Engineering and Sales. Mr. Gallagher received a Bachelor of Science in Fire Science from the University of Maryland and a Bachelor of Science in Organizational Management (Summa Cum Laude) from Columbia Union College.

Timothy C. Dec, age 52, was appointed as Chief Financial Officer of the Company, effective August 20, 2007. Prior to his appointment and since June 2006, Mr. Dec was the Chief Financial Officer of Presidio Networked Solutions Inc., the nation’s largest independent value-added solutions provider that offers a wide range of Cisco-centric network infrastructure and collaborative solutions. From 1999 until May 2006, Mr. Dec was Senior Vice President, Chief Accounting Officer & Treasurer of Broadwing Corporation, a NASDAQ listed telecommunications company.  From 1997 to 1999, Mr. Dec was Director of Accounting and Administration for Thermo Trilogy Corporations, a subsidiary of AMEX listed Thermo Electron Company. Earlier in his career, Mr. Dec held finance and accounting related positions at North American Vaccine, Inc. an AMEX listed company engaged in the research, development and manufacturing of vaccines, privately held general contractor Clark Construction and Intertek Services International, LTD, a division of Inchcape Group, a multinational public company based in London, England. Mr. Dec holds a Bachelor of Science degree in Accounting from Mount Saint Mary’s University in Emmitsburg, Maryland, and a Masters of Business Administration from American University in Washington DC. He is a Certified Public Accountant.

The employment of our officers is subject to the terms and conditions of their respective employment agreements.

Employees

At December 31, 2010, we had approximately 114 full-time employees. We have obtained facility clearance from the United States Department of Defense. In addition to the facility clearance, we have successfully cleared approximately one-half of our employees, allowing them individual access to restricted projects and facilities. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

Thomas P. Rosato and Gerard J. Gallagher, the selling members of TSS/Vortech, continue to own significant businesses other than TSS/Vortech that are not owned or controlled by us. We have and will continue to have ongoing business relationships with certain of these businesses. These relationships will likely create actual or potential conflicts of interest between Messrs. Rosato and Gallagher, who are executive officers and members of our Board of Directors and thus in a position to influence corporate decisions, and us.

We have had our first year of profitability and we may experience net losses in the future.

This is our first year of profitability as an operating Company, otherwise, we have incurred significant net losses. For the year ended December 31, 2010, we achieved our first year of net income of $0.9 million since 2007.  In prior years we have a history of net losses, including net losses for the years ended December 31, 2009 and 2008 of approximately $18.8 million and $32.9 million, respectively. Although we have made efforts to align costs with sales and gross margin volume, there can be no guarantee that we will be successful in sustaining or increasing profitability in 2011 or beyond. The severity and uncertainty of the current economic downturn and rapidly changing competitive marketplace has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability, particularly as we continue to incur significant sales and marketing and administrative expenses. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

 Our acquisitions were accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Since December 31, 2006, we completed the acquisitions of TSS/Vortech, Comm Site , Innovative, Rubicon, and SMLB. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent we determine that such an asset has been impaired, we will write-down its carrying value on our balance sheet and book an impairment charge in our statement of operations.  In 2009, we conducted such analyses that resulted in impairment loss on goodwill of $0.3 million. Additionally during the year ended December 31, 2009, we evaluated our customer relationships in light of the bookings below anticipated levels, resulting in impairment of approximately $9.9 million. At December 31, 2010 and 2009, our net carrying value of goodwill and other indefinite lived intangibles was $3.8 million.

We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and also review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our depreciation and amortization charges in future periods.

Recent global economic trends have adversely affected our business, liquidity and financial results.

Recent global economic conditions, including disruption of financial markets, have adversely affected our business and results of operations, primarily through limiting our access to credit and debt and equity financing and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. The continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

We derive a significant portion of our revenues from a limited number of customers.

We derive and believe that we will continue to derive in the near term, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which would have an adverse effect on our financial condition and results of operations.  Our two largest customers accounted for approximately 69% and 20% of our total revenues for the years ended December 31, 2010 and 2009, respectively.  Additionally, during the year ended December 31, 2010, three customers, comprising 42% of our total backlog at December 31, 2010, were acquired.  We are unable to determine the effect that those acquisitions may have on continued business with these customers, although to date we have continued to perform previously contracted work and bid new opportunities.

Most of our contracts may be canceled on short notice, so our revenue and potential profits are not guaranteed.

Most of our contracts are cancelable on short notice by the customer either at its convenience or upon our default. If one of our customers terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profit from that contract. If one of our customers terminates the contract due to our default, we could be liable for excess costs incurred by the customer in re-procuring services from another source, as well as other costs. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide an increasing portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if:

•	our customers cancel a significant number of contracts;

•	we fail to win a significant number of our existing contracts upon re-bid; or

•	we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects.

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

The backlog amounts are estimates, subject to change or cancellation, and accordingly, the actual customer purchase orders to perform work may vary significantly in scope and amount from the backlog amounts. Accordingly, we cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts or be awarded any amount at all. Our backlog as of December 31, 2010 and 2009 was approximately $30.6 million and $47.1 million, respectively.

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

The mission-critical IT industry in which we operate is highly competitive and continues to become more competitive. We often compete with other IT consulting and integration companies, including several that are large domestic companies that may have financial, technical and marketing resources that exceed our own. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. Our size often prevents us from bidding on larger, more profitable projects, which significantly reduces our growth opportunities. Although our customers currently outsource a significant portion of these services to us and our competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services to us in the future.

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

  A reduction in spending due to the economic downturn has resulted in a decrease in demand for our services.

As federal, state or local government or private enterprise spending on mission-critical related capital expenditures decreased, the demand for services like those provided by us has declined. This decrease has reduced our opportunity for growth, increased our marketing and sales costs, and reduced the prices we can charge for services, which has reduced our revenue and adversely affected our operating results.

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

Our officers and directors hold approximately 4.9 million shares of commons stock or 37% of our outstanding common shares as of December 31, 2010. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer.  Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting for fiscal 2010 and beyond. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls for our year ending December 31, 2010 and subsequent years.  It may cost us more than we expect to comply with these control and procedure-related requirements.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2010.  Management worked throughout 2010 to remedy previously identified material weaknesses in our internal control and utilized a certified public accounting firm to assist us in our documentation and testing of internal controls over financial reporting in 2010.  We eliminated previously identified material weaknesses associated with segregation of duties by changing duties or access of those processing transaction or in the case the finance staff size precluded segregations we implemented independent report and review of such transactions.  We formalized documentation of policies and procedures that were in place and shared them across the organization, while further implementing controls to reasonably assume compliance with generally accepted accounting principles related to revenue.  Although many controls were deemed effective in the third and fourth quarter and were tested, we believe there remains significant deficiency related to revenue controls as there was limited data for testing.  We will continue to closely monitor controls through quarterly testing and ensure updates are made as merited by the operating environment.

 We plan to continue working with a certified public accounting firm to assist us in our documentation and testing of internal controls over financial reporting in 2011. Any failure to implement required new and improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Market Information

From August 1, 2007 until April 1, 2010, our common stock traded on The NASDAQ Capital Market (NASDAQ) under the symbol “FIGI.” On March 22, 2010, we filed a Form 25 with the Securities and Exchange Commission and notified NASDAQ of the voluntary delisting of our common stock from The NASDAQ Capital Market.  Effective at the opening of business on April 2, 2010, our common stock began trading on the OTCQB marketplace of the OTC Markets Group, Inc. under the symbol “FIGI.”  The last reported sale price on March 18, 2011 was $1.49.  The following table sets forth the high and low sales prices for our common stock as reported by NASDAQ until April 1, 2010, and, thereafter, the high and low bid prices for our common stock on the OTCQB marketpalce.

	Common Stock
	High	Low
Year ended December 31, 2010
First Quarter	$1.17	$0.51
Second Quarter	$2.10	$1.05
Third Quarter	$1.73	$1.25
Fourth Quarter	$1.60	$1.30
Year ended December 31, 2009
First Quarter	$2.00	$0.61
Second Quarter	$1.51	$0.62
Third Quarter	$1.18	$0.50
Fourth Quarter	$0.97	$0.41

Stockholders

As of March 18, 2011, there were 65 stockholders of record of our 14,520,032 outstanding shares of common stock (does not reflect persons or entities that hold their shares of common stock in nominee or “ street ” name through various brokerage firms).

Dividends

We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Issuer Purchases of Equity Securities

 The table set forth below shows all repurchases of securities by us during the quarter ended December 31, 2010:

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Three	Total Shares	Price Paid	Publically Announced	To Be Purchased Under
Months Ended December 31, 2010	Purchased (a)	per Share	Plans	Plans
October 1, 2010-October 31, 2010	-	$-	-	-
November 1, 2010- November 30, 2010	5,109	0.94	-	-
December 1, 2010-December 31, 2010	-	-	-	-
Total	5,109	$0.94	-	-

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6.	SELECTED FINANCIAL DATA

The information called for by this item is not required as we are a smaller reporting company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Beginning in the first half of 2009, the Company experienced a lack of closed contracts and continued customer delays and in response revised its financial forecast. In addition to efforts taken to cut costs to align with revised forecasted revenues, the Company suspended its plan to strategically grow the business through acquisitions and engaged an investment bank to evaluate financial alternatives including raising additional capital and the potential sale of divisions.  As a result of this process, on December 29, 2009 we sold substantially all of the assets and liabilities of Rubicon to its management and former owners.

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

  A certain portion of our business relate to government entities’ mission-critical facilities requiring the relocation, renovation and upgrade of facilities to protect information networks and data processing centers. We have obtained a facility clearance from the United States Department of Defense. This clearance enables the companies to access and service restricted government projects. In addition to the facility clearance, we have successfully cleared approximately one-half of our employees, allowing them individual access to restricted projects and facilities. Several additional employees are currently in the process for clearance.

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

Although we will closely monitor our proposal pricing and the volume of the work, we cannot be certain that our current margins will be sustained.  Furthermore, given the environment, and that the volume of our contracts further decreased, we are taking additional measures to reduce our operating costs through additional reductions in general, administrative and marketing cost, reductions in personnel and related costs, including the possibility of terminating our regulatory reporting requirement. For further information see “ Liquidity and Capital Resources ” below.

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

Cost of revenue includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants, equipment and materials; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. Typically, the larger contracts are broader in scope and require more diverse capabilities, thus resulting in more subcontracted labor. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital.

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

As of December 31, 2010, our backlog was approximately $30.6 million, compared to approximately $47.1 million at December 31, 2009.   In the first quarter of 2010, a large developer customer sold its property and cancelled its remaining contract commitment under the original agreement.  Accordingly, we removed the project totaling $12.4 million, net of acquirer’s assumed and assigned contract of $3.2 million, from our December 31, 2010 backlog.

At December 31, 2010, we have authorizations to proceed with work for approximately $13.9 million, or 45% of our total backlog of $30.6 million. Approximately, $25.9 million, or 85% of our total backlog, related to four customers at December 31, 2010.    Additionally, during the year ended December 31, 2010, three customers, comprising 42% of our total backlog at December 31, 2010, were acquired.  We are unable to determine the effect that the mergers may have on continued business with these customers although to date we have continued to perform previously contracted work and bid new opportunities.   At December 31, 2009, we had authorizations to proceed with work for approximately $39.9 million or 85% of our total backlog of $47.1 million.  Approximately, $32.5 million, or 82% of our backlog related to three customers at December 31, 2009.

We believe that approximately 89% of the backlog at December 31, 2010 will be recognized over the next twelve months. The following table reflects the value of our backlog in the three categories identified below as of December 31, 2010 and December 31, 2009, respectively (in millions).

	December 31,	December 31,
	2010	2009
Technology consulting	$9.9	$1.4
Construction management	7.5	33.8
Facilities management	13.2	11.9
Total	$30.6	$47.1

Related Party Transactions

We have in the past, and continue to have, transactions with related parties. Such transactions are reviewed by the audit committee of our Board of Directors in accordance with our audit committee charter. We believe that all of our related party transactions are completed at arm’s length terms.  For a discussion of certain relationships and related party transactions, see Note 16 — Related Party Transactions of the Notes to Consolidated Financial Statements. The table below summarizes our related party transactions (in millions):

	For the Year Ended December 31,
	2010	2009
Revenue	$0.9	$0.4
Cost of revenue	1.2	2.9
Selling, general and administrative	0.5	0.6

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on an analysis of our historical experience with bad debt write-offs and an aging of the accounts receivable balance. Unanticipated changes in the financial condition of clients or significant changes in the economy could impact the reserves required.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of December 31, 2009, accounts receivables of $1.3 million are due from two customers to whom we have offered extended payment terms. Of the $1.3 million, $1.0 million was collected in the first quarter of 2010, while the remaining $0.3 million has been included in our allowance for doubtful accounts at December 31, 2010.  At December 31, 2010, accounts receivable do not include any such extended payment terms.
.
Non-cash Compensation

We apply the expense recognition provisions of ASC 718 Compensation-Stock Compensation.  The recognition of the value of the instruments results in compensation or professional expenses in our financial statements. The expense differs from other compensation and professional expenses in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when outstanding shares of restricted stock vest. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

  Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of trade names at December 31, 2010. ASC 350 Intangibles-Goodwill and other intangibles, establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

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

In 2009, we experienced several events indicating impairment including a reduction in forecasted revenues and a decline in our market price eventually determined to be other than temporary.  Accordingly, we conducted such analyses that resulted in impairment loss on goodwill of $0.3 million for the year ended December 31, 2010.  At December 31, 2010, the residual carrying value of goodwill was $3.8 million.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of ASC 360-10-35 Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. In 2009 as a result of the revised forecast, we recorded an impairment loss of approximately $9.9 million associated with finite lived customer relationship and non competition intangibles.   We believe that the total carrying values of our long-lived assets of $0.9 million as of December 31, 2010 is fully realizable.

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

We adopted ASC 740 Income Taxes, which prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Management has concluded that the adoption of ASC 740 had no material effect on our financial position or results of operations. As of December 31, 2010, we do not have any material gross unrecognized tax benefits or liabilities.

Recently Issued Accounting Pronouncements

 In July 2010, Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance of Credit Losses, was issued. This Update amends Topic 310 to expand the disclosures requirements and provide users with greater transparency about an entity’s allowance for credit losses and the quality of its financing receivables. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The expanded disclosures do not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods or services. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of Accounting Standards Update No. 2010-20 did not have an impact on our disclosures, as our trade receivables have a maturity of less than one year.

In April 2010, Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, was issued. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2010-17 is not expected to have a significant impact on the Company’s results of operations or financial position.

In February 2010, Accounting Standards Update No. 2010-09, Subsequent Events (Topics 855): Amendments to Certain Recognition and Disclosure Requirements, was issued. This Update addresses both the interaction of the requirements of ASC 885, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this Update affect all entities. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. Generally Accepted Accounting Principles (GAAP). Additionally, the Financial Accounting Standards Board (FASB) has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. The amendment was effective for interim or annual periods ending after June 15, 2010. The adoption of Accounting Standards Update No. 2010-09 did not have a significant impact on the Company’s results of operation or financial position.

In January 2010, Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, was issued. All entities that are required to make disclosures about recurring or nonrecurring fair value measurements are affected by the amendments in this Update. This Update provides amendments to Subtopic 820-10 that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, it requires that in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures. Specifically, a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. Also, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Accounting Standards Update No. 2010-06 is not expected to have a significant impact on the Company’s results of operations or financial position.

In January 2010, Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of Subsidiaries—a Scope Clarification, was issued. The objective of this Update is to address implementation issues related to the changes in ownership provisions in ASC 810-10, Consolidation—Overall. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is business or non-profit. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or non-profit activity for an equity interest in another entity. The amendments affect entities that have previously adopted the decrease in ownership provisions of ASC 810-10 but have applied the guidance in that Subtopic differently from the guidance provided in the Update. This Update provides amendments to ASC 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provision of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; and an exchange of a group that constitutes a business or non-profit activity for a noncontrolling interest in an entity. The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810-10. In addition to the existing disclosures, an entity should disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the input used to develop the measurement; the nature of continuing involvement with the subsidiary or entity the group of assets after it has been deconsolidated or derecognized; and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. An entity also should disclose the valuation techniques used to measure an entity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages. The amendments in this Update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standards (SFAS) 160, which was codified in July 2009 in ASC 810-10. If an entity has previously adopted SFAS 160 as of the date the amendments in this Update are included in the ASC, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of Accounting Standards Update No. 2010-02 did not have a significant impact on the Company’s results of operations or financial position.

In December 2009, Accounting Standards Update No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was issued. The amendments in this Update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). That Statement was issued by the Board on June 12, 2009. The adoption of Accounting Standards Update No. 2010-17 did not have a significant impact on the Company’s results of operations or financial position.

In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements in are within the scope of ASC Subtopic 605-25. The amendments this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update No. 2010-13 is not expected to have a significant impact on the Company’s results of operations or financial position.

Results of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

Revenue. Revenue increased $26.8 million to $74.9 million for the year ended December 31, 2010 from $48.1 million for the year ended December 31, 2009.  The increase was primarily driven by a $26.6 million increase in our construction management services that was attributable primarily to a large contract with a single customer.

Cost of Revenue. Cost of revenue increased $22.7 million to $63.0 million for the year ended December 31, 2010 from $40.2 million for the year ended December 31, 2009. The increase was driven primarily by a $22.8 million increase in construction management services attributable primarily to a large contract and offset in part by a $0.4 million decrease in facilities management services.

Gross Margin Percentage. Gross margin percentage decreased 0.4% to 16.0% for the year ended December 31, 2010, compared to 16.4% for the year ended December 31, 2009. The decrease in gross margin was primarily attributable to a more significant proportion of total revenue being comprised of construction services in 2010 which normally have lower margins than consulting and facility services.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.7 million to $10.6 million for the year ended December 31, 2010 from $12.3 million for year ended December 31, 2009.  The decrease is primarily driven by a $0.6 million decrease in salaries and related costs including non-cash compensation due to fully vested stock grants.  The remaining decline of $1.1 million is attributable primarily to an aggregate reduction of $0.9 million from legal, marketing and rent expense as we made efforts to reduce operating costs, and a decrease in provision for bad debt expense of $0.3 million due to improved credit quality of the customer base.

Based on our improved operating results and prospects based on improvements we have seen in our operating environment, in the beginning of the third quarter 2010 we returned nonexecutive employees to their original salaries and anticipate the increase will result in an annual increase in selling, general and administrative costs of $0.4 million. We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

 Depreciation and amortization. Depreciation and amortization decreased $0.1 million to $0.3 million for the year ended December 31, 2010 from $0.4 million for the year ended December 31, 2009.

Amortization of intangible assets.  Amortization expense decreased $0.9 million to zero for the year ended December 31, 2010 from $0.9 million for the year ended December 31, 2009.  During the year ended December 31, 2010, there were no amortizable assets, as they were deemed impaired to zero during the year ended December 31, 2009.

Impairment loss on goodwill and other intangibles, net.  We did not record any impairment losses during the year ended December 31, 2010.  During the year ended December 31, 2009, we had experienced continued operating losses and a decline in market value and accordingly conducted analyses of our operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach and an evaluation of customer relation relationships, we determined that the carrying value exceeded the current fair value of our business and customer related intangibles, resulting in goodwill and other intangible impairment of $10.3 million for the year ended December 31, 2009.

Interest income (expense), net. Our interest income (expense), decreased $0.1 million to ($0.1 million) for the year ended December 31, 2010 from ($0.2million) for the year ended December 31, 2009.  The decrease in interest income (expense), net was attributable to a decrease in the average debt balance and interest rates due to the Chief Operating Officer resulting from the conversion in February 2010 of approximately $1.3 million in debt to equity and reducing the interest rate from 6% to 4% for the term of the remaining note balance.

Loss from discontinued operations, net of tax.   In 2009, loss from operations of discontinued businesses, net of tax reflected the operations of Rubicon, a provider of construction management and equipment integration, which was sold in December 2009.  We received $2.0 million in consideration for substantially all of the assets and liabilities of the business.  There were no discontinued or sale of operations in the year ended December 31, 2010.  See Note 5-Discontinued Operations in the footnotes to our financial statements for a further discussion.

Gain from disposal of discontinued business, net of tax. We recorded a gain on the sale of substantially all of the assets and liabilities of Rubicon of approximately $0.3 million for the year ended December 31, 2009.  See Note 5-Discontinued Operations in the footnotes to our financial statements for a further discussion.

Adjusted EBITDA from Continuing Operations

	(Unaudited)
	For the Twelve Months Ended
	December 31, 2010	December 31, 2009
Adjusted EBITDA from continuing operations	$1,901,420	$(2,606,129)
Impairment loss on goodwill and other intangibles, net	-	(10,254,904)
Stock-based compensation	(554,821)	(1,468,891)
Lease exit costs	(19,888)	-
Provision for bad debts	-	(346,083)
EBITDA from continuing operations	$1,326,711	$(14,676,007)
Interest (income) expense, net	(124,510)	(195,940)
Income tax expense (benefit)	-	-
Depreciation and amortization	(342,220)	(412,161)
Amortization of intangibles	-	(919,230)
Net income (loss) from continuing operations	$859,981	$(16,203,338)

Adjusted EBITDA from continuing operations increased $4.5 million to $1.9 million for the year ended December 31, 2010 from ($2.6) million for the year ended December 31, 2009.  The increase was primarily driven by increased gross profit and curtailment of selling, general and administrative expenses for the year ended December 31, 2010.  Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA from continuing operations is a supplemental financial measure not defined in GAAP. We define Adjusted EBITDA from continuing operations as net income from continuing operations before interest expense, income taxes, depreciation and amortization, impairment loss on goodwill and other intangibles, net, stock-based compensation, lease exit costs, and provision for bad debts.  We present Adjusted EBITDA from continuing operations because we believe this supplemental measure of operating performance is helpful in comparing our operating results across reporting periods on a consistent basis by excluding items that may, or could, have a disproportionate positive or negative impact on our results of operations in any particular period.  We also use Adjusted EBITDA from continuing operations as a factor in evaluating the performance of certain management personnel when determining incentive compensation.  We believe that the line item on the consolidated statement of operations entitled “net income from continuing operations” is the most directly comparable GAAP financial measure to Adjusted EBITDA from continuing operations. Since Adjusted EBITDA from continuing operations is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income from continuing operations as an indicator of operating performance or any other GAAP financial measure. Adjusted EBITDA from continuing operations, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As Adjusted EBITDA from continuing operations excludes certain financial information that is included in net income attributable to the Company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA from continuing operations, has certain material limitations as follows:

•
It does not include impairment loss on goodwill and other intangibles. Because we utilize goodwill and other intangibles to generate revenues in our operations, this is a periodic and ongoing cost of our operations.

•
It does not include stock-based compensation.  Stock-based compensation is a necessary and ongoing part of our costs and has assisted us in reducing our cash compensation to attract and retain our workforce who support and generate revenues.  Stock-based compensation will remain a key element of our overall compensation program.

•
It does not include provision for bad debts.  Provision for bad debts is necessary as we take credit risk with customers and is an ongoing part of our operations, any measure that excludes provision for bad debts has material limitations.

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue.

•	It does not include taxes. The payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations.

•
It does not include depreciation and amortization. We must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations.

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources
Overview

	For the Twelve Months Ended December 31,
	2010	2009	Change
Net income (loss)	$851,258	$(18,793,152)	$19,644,410
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations:
Amortization of intangibles	-	1,534,099	(1,534,099)
Impairment loss on goodwill and other intangibles	-	13,062,133	(13,062,133)
Stock and warrant-based compensation	554,821	2,180,613	(1,625,792)
Provision for doubtful accounts	-	346,706	(346,706)
Other non-cash items	314,459	(149,930)	464,389
Net adjustments to reconcile net income for non-cash items	869,280	16,973,621	(16,104,341)
Net change in working capital	6,975,738	(5,798,438)	12,774,176
Cash provided by (used in) operations	8,696,276	(7,617,969)	16,314,245
Cash provided by (used in) investing	281,286	(498,177)	779,463
Cash used in financing	(260,288)	(2,068,865)	1,808,577
Net increase (decrease) in cash	$8,717,274	$(10,185,011)	$18,902,285

For the year ended December 31, 2010 and 2009, we had cash and cash equivalents of $11.0 million and $2.3 million, respectively. The increase was primarily attributable to $8.7 million provided by operating activities, while investing activities and financing activities offset.

Operating Activity

Net cash provided by operating activities increased $16.3 million to $8.7 million for the year ended December 31, 2010 from $7.6 million used in operating activities for the year ended December 31, 2009.  The increase in operating cash flow is primarily attributable to the following:

•
Change in Working Capital. We had a $12.8 million increase in our cash provided by working capital assets, which was primarily driven by a $14.5 million increase in cash provided by accounts payable and billings in excess of earnings, offset in part by $1.8 million aggregate increase in cash used by accounts receivable and cost in excess of estimated earnings.

•
Decrease in Net Loss.  We had a $19.6 million increase in net income due to a $16.1 million decrease in non-cash items consisting primarily of amortization, impairment loss on goodwill and other intangibles and stock based compensation. Excluding non-cash items, our net income increased $3.5 million from the preceding year.  This increase is primarily attributable to an increase in the overall volume of work and cost reductions in selling, general and administrative expenses.

The information above is not intended to replace or represent the entire cash flow statement of the Company, which is available in our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Investing Activity

Net cash provided by investing activities increased $0.8 million to $0.3 million for the year ended December 31, 2010 from $0.5 million used in investing activities for the year ended December 31, 2009.  The increase was attributable to decreased investing activity associated with acquired companies, net of proceeds from the sale of substantially all of the assets and liabilities of Rubicon.

•
Acquisitions.  Cash used by acquisitions decreased $1.1 million to zero for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009.  During 2009 cash was used primarily for the payment of contingent consideration associated with the Rubicon 2008 earn-out and Innovative 2008 earn-out totaling $0.7 million and $0.4 million, respectively. In late 2008 through 2010 our efforts for strategic growth through acquisitions were suspended due to the downturn in the economy and our focus to preserve capital and improve our overall liquidity. For a discussion of our acquisitions, see Note 4 —Acquisitions of the Notes to Consolidated Financial Statements.

•
Sale of Rubicon. Cash provided by sale of Rubicon decreased $0.4 million to $0.4 million for the year ended December 31, 2010 from $0.8 million for the year ended December 31, 2010.  For the year ended December 31, 2010, there were approximately $0.4 million of payments received on the note issued in the sale of Rubicon and additional earn-out consideration.  For the year ended December 31, 2009, we received cash proceeds of $0.8 million, net of transaction fees.  For a discussion of our disposition, see Note 5—Discontinued Operations of the Notes to Consolidated Financial Statements.

Financing Activity

Net cash used in financing decreased $1.8 million to $0.3 million for the year ended December 31, 2010 from $2.1 million for the year ended December 31, 2009.  For the year ended December 31, 2010 and 2008, payments consisted almost entirely of seller note repayments.

•
Repayment of seller notes.  Debt service on seller notes decreased $1.8 million to $0.2 million for the year ended December 31, 2010 from $2.0 million for the year ended December 31, 2009.  During the year ended December 31, 2009, we repaid $2.0 million of unsecured promissory notes that were issued to the Rubicon sellers upon achievement of certain financial targets for the year ended December 31, 2008, while no similar payment was paid for the year ended December 31, 2010.

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

There was no non-cash consideration during the year ended December 31, 2010.

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

At closing we were obligated to deliver at closing a minimum level of working capital of $0.5 million or greater.  In connection with the settlement of disputes surrounding the amount of working capital delivered at closing, the parties agreed to reduce the original note by $0.1 million, extending the repayment schedule an additional six months for the adjusted note balance, and waive interest for the remainder of the note.

Non-Cash-Seller Note Conversion

On February 28, 2010, Mr. Gallagher, our Chief Operating Officer and former selling member, entered into an agreement with us to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 common shares in first quarter of 2010.  The shares will be subject to a certain Registration Rights Agreement between us and Mr. Gallagher. The terms on the remaining principal balance of $2.8 million were amended, reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the Note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of Mr. Gallagher.  Based on the amended principal repayment terms, the $4.0 million note was classified as long-term at December 31, 2010.

Liquidity and Capital Resources

We had $11.0 million and $2.3 million of unrestricted cash and cash equivalents at December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we have financed our operations from operating activities, cash on hand and investment proceeds from consideration related to the sale of Rubicon.

Based on an unexpected lack of closed contracts and continued customer delays experienced at June 30, 2009 and through year end, we revised our financial forecast and implemented selling, general and administrative cost with an approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, we have taken additional measures to reduce professional fees and public company costs by voluntarily delisting our Common Stock from The NASDAQ Capital Market in March 2010.

In the second half of 2008 and through 2009 we susupended our strategic growth plan through acquisitions due to the downturn in the economy, the impact this had on our existing customer base, and the impact it had on our own financial security and common stock value. Our corporate focus became centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that strategy.   We engaged an investment bank to assist us in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.

We further sought to restructure scheduled debt repayments with our creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, we eliminated scheduled debt repayments through debt forgiveness of approximately $0.6 million to the former sellers of Rubicon. On February 28, 2010, we improved our net worth through the principal conversion of $1.3 million of principal due on a seller note to Mr. Gallagher.  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.  As a result of this note restructuring, at December 31, 2009 short term debt obligations were reduced $2.3 million and in turn our short-term liquidity substantially improved.

As a result of the cost reduction efforts to realign operations with anticipated revenues, we realized our first year of net income of $0.9 million for the year ended December 31, 2010.  With the added liquidity from the sale of Rubicon and the financial restructuring of a $4.0 million note held by Mr. Gallagher, we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months.  If we experience an increase in revenue, we will attempt to maximize a fixed operating structure and attempt to take a measured approach in any increase to selling, general and administrative costs to support that additional revenue.  We may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. A failure to obtain additional financing could have a material adverse impact our business, financial condition and earnings.

Off-Balance Sheet Arrangements

At December 31, 2010, we had no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table summarizes our future contractual obligations and commercial commitments of the Company at December 31, 2010, as further described in the Notes to our Consolidated Financial Statements:

		Less than
	Total	1 Year	1-3 Years
Long-term debt	$2,950,572	$200,572	$2,750,000
Operating leases	1,070,412	714,615	355,797
Sublet leases	(11,976)	(11,976)	-
Contractual purchase commitments	7,373,919	7,373,919	-
Total	$11,382,927	$8,277,130	$3,105,797

Contractual purchase commitments represent outstanding purchase orders at December 31, 2010.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is not required as we are a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortress International Group, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortress International Group, Inc.

We have audited the accompanying consolidated balance sheets of Fortress International Group, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress International Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
March 29, 2011

PART I - FINANCIAL INFORMATION

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$10,980,420	$2,263,146
Contract and other receivables, net	10,134,475	14,196,772
Costs and estimated earnings in excess of billings on uncompleted contracts	1,079,813	1,056,543
Prepaid expenses and other current assets	555,375	1,007,371
Total current assets	22,750,083	18,523,832
Property and equipment, net	375,926	612,569
Goodwill	3,811,127	3,811,127
Other intangible assets, net	60,000	60,000
Other assets	40,210	246,218
Total assets	$27,037,346	$23,253,746
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$200,572	$183,679
Accounts payable and accrued expenses	9,370,446	8,038,658
Billings in excess of costs and estimated earnings on uncompleted contracts	7,892,460	6,536,752
Total current liabilities	17,463,478	14,759,089
Notes payable, less current portion	-	152,343
Convertible notes, less current portion	2,750,000	4,000,000
Other liabilities	137,218	186,905
Total liabilities	20,350,696	19,098,337
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 100,000,000 shares authorized; 13,857,127 and 13,142,962 issued; 13,384,860 and 12,846,709 outstanding at December 31, 2010 and December 31, 2009, respectively	1,386	1,314
Additional paid-in capital	65,247,545	63,442,796
Treasury stock 472,267 and 296,253 shares at cost at December 31, 2010 and December 31, 2009, respectively	(1,084,809)	(959,971)
Accumulated deficit	(57,477,472)	(58,328,730)
Total stockholders' equity	6,686,650	4,155,409
Total liabilities and stockholders’ equity	$27,037,346	$23,253,746

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31, 2010	December 31, 2009
Results of Operations:
Revenue	$74,903,900	$48,111,430
Cost of revenue	62,953,021	40,220,290
Gross profit	11,950,879	7,891,140
Operating expenses:
Selling, general and administrative	10,624,168	12,312,243
Depreciation and amortization	342,220	412,161
Amortization of intangibles	-	919,230
Impairment loss on goodwill and other intangibles	-	10,254,904
Total operating costs	10,966,388	23,898,538
Operating income (loss)	984,491	(16,007,398)
Interest income (expense), net	(124,510)	(195,940)
Income (loss) from continuing operations before income taxes	859,981	(16,203,338)
Income tax expense	-	-
Net income (loss) from continuing operations	859,981	(16,203,338)
Loss from discontinued operations, net of income tax expense	-	(2,887,968)
Gain (loss) on disposal of discontinued operations, net of income tax expense	(8,723)	298,154
Net income (loss)	$851,258	$(18,793,152)
Basic and Diluted Earnings (Loss) per Share:
Net income (loss) from continuing operations, net of tax	$0.06	$(1.28)
Loss from discontinued operations, net of tax	-	(0.20)
Net income (loss)	$0.06	$(1.48)
Weighted average common shares outstanding-basic
Basic	13,266,531	12,683,764
Diluted	14,126,631	12,683,764

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2009	12,797,296	$1,279	$61,262,218	175,580	$(869,381)	$(39,535,578)	$20,858,538
Purchase of treasury stock	-	-	-	120,673	(90,590)	-	(90,590)
Stock-based compensation	345,666	35	2,180,578	-	-	-	2,180,613
Net loss for the year	-	-	-	-	-	(18,793,152)	(18,793,152)
Balance at December 31, 2009	13,142,962	1,314	63,442,796	296,253	(959,971)	(58,328,730)	4,155,409
Promissory note due to officer converted to stock	625,000	63	1,249,938	-	-	-	1,250,000
Purchase of treasury stock	-	-	-	176,014	(124,838)	-	(124,838)
Stock based compensation	89,165	9	554,812	-	-	-	554,821
Net income for the year	-	-	-	-	-	851,258	851,258
Balance at December 31, 2010	13,857,127	$1,386	$65,247,545	472,267	$(1,084,809)	$(57,477,472)	$6,686,650

See accompanying notes to consolidated financial statements.

 FORTRESS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$851,258	$(18,793,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	342,220	417,440
Amortization of intangibles	-	1,534,099
Impairment loss on goodwill and other intangibles	-	13,062,133
Provision for doubtful accounts	-	346,706
Stock-based compensation	554,821	2,180,613
Extinguishment of contract liabilities	(36,484)	(269,217)
Loss (gain) on disposal of substantially all assets and liabilities of Rubicon	8,723	(298,153)
Changes in operating assets and liabilities:
Contracts and other receivables	4,062,297	3,496,613
Costs and estimated earnings in excess of billings on uncompleted contracts	(23,270)	2,331,081
Prepaid expenses and other current assets	42,071	(114,045)
Other assets	206,008	176,414
Accounts payable and accrued expenses	1,382,611	(12,411,422)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,355,708	673,214
Other liabilities	(49,687)	49,707
Net cash provided by (used in) operating activities	8,696,276	(7,617,969)
Cash Flows from Investing Activities:
Purchase of property and equipment	(105,577)	(211,190)
Proceeds from repayment of note in connection with the sale of substantially all assets and liabilities of Rubicon	343,655	-
Payment of earn-out in connection with the acquisition of Rubicon	-	(700,000)
Payment of earn-out in connection with the acquisition of Innovative	-	(353,187)
Proceeds from the sale of substantially all assets and liabilities of Rubicon	-	766,200
Receipt of earn-out in connection with the sale of substantially all assets and liabilities of Rubicon all assets and liabilities of Rubicon	43,208	-
Net cash provided by (used in) investing activities	281,286	(498,177)
Cash Flows from Financing Activities:
Payments on notes payable	(4,915)	(15,991)
Payment on seller notes	(130,535)	(1,962,284)
Purchase of treasury stock	(124,838)	(90,590)
Net cash used in financing activities	(260,288)	(2,068,865)
Net increase (decrease) in cash	8,717,274	(10,185,011)
Cash, beginning of period	2,263,146	12,448,157
Cash, end of period	$10,980,420	$2,263,146
Supplemental disclosure of cash flow information:
Cash paid for interest	$339,739	$126,444
Cash paid for taxes	132,903	116,411
Supplemental disclosure of non cash operating activities:
Accounts payable forgiven in connection with the sale of substantially all assets and liabilities of Rubicon	$-	$173,910
Supplemental disclosure of non-cash investing activities:
Issuance of accounts payable in connection with the acquisition of Innovative	$-	$219,203
Issuance of accounts payable in connection with the acquisition of Rubicon	-	173,910
Promissory notes payable issued (adjusted for working capital settlement) in connection with the sale of substantially all assets and liabilities of Rubicon	(66,270)	550,000
Promissory notes receivable received in connection with the sale of Rubicon LLC	-	550,981
Supplemental disclosure of non-cash financing activities:
Promissory notes, issued to an officer, converted to common stock	$1,250,000	$-
Promissory notes payable forgiven in connection with sale of substantially all of the assets and liabilities of Rubicon	-	236,257

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation and Significant Accounting Policies

Nature of Business and Organization

The consolidated financial statements are for the years ended December 31, 2010 and 2009 for Fortress International Group, Inc. (“Fortress” or the “Company”).  The Company was formed in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.  On July 20, 2005, the Company closed its initial public offering (IPO) of 7,800,000 units, including an overallotment option of 800,000 units, with each unit consisting of one share of common stock and two warrants (each to purchase one share of common stock at $5.00). Of the total IPO proceeds of $43,183,521, net of issuance costs, $41,964,000 was placed into a trust fund (Trust) and the remaining $1,219,521 were available to fund operations in the pursuit of acquiring a company.

On January 19, 2007, the Company acquired all of the outstanding interest in TSS/Vortech in exchange for a combination of cash, the Company’s common stock, and issuance of two convertible notes. The acquisition transformed the Company from a special purpose acquisition company to an operating business. Concurrent with the acquisition, the Company changed its name to Fortress International Group, Inc.

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

The Company experienced a significant and unexpected decrease in its revenues, caused by delays in starting projects or cancellations thereof, during the year ended December 31, 2009 resulting in a significant loss and negative cash flows from operations.  The Company has taken actions to address the liquidity concerns that this caused.

The Company had $11.0 million and $2.3 million of unrestricted cash and cash equivalents at December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, the Company financed its operations through positive cash flows from operations and investment activities associated with the sale of substantially all of the assets and liabilities of Rubicon.

Based on the lack of closed contracts and continued customer delays during 2009, management revised its financial forecast and implemented selling, general and administrative cost reductions with an approximate annual savings of $2.2 million.  In an effort to attempt to achieve positive cash flows from operations and align costs with forecasted revenues in the future, the Company took additional measures to reduce professional fees and public company costs as it voluntarily delisted its common stock from The NASDAQ Capital Market  in the first quarter of 2010.

In second half of 2008 and through 2009 the Company’s strategic growth through acquisitions was suspended due to the downturn in the economy, the impact this had on its existing customer base, and as well as the impact it had on the Company’s own financial security and common stock value.  The corporate focus became centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that strategy.   The Company engaged an investment bank to assist it in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to that division’s management and former owners on December 29, 2009.  The disposition resulted in consideration of approximately $2.0 million.

The Company further sought to restructure scheduled debt repayments with its creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, the Company eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million to the former sellers of TSS/Vortech at December 29, 2010. On February 28, 2010, the Company improved its net worth through the principal conversion of $1.3 million of principal due on a seller note to Mr. Gallagher.  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.  As a result of note restructuring, at December 31, 2009 short term debt obligations were reduced $2.3 million and in turn the Company’s short-term liquidity substantially improved.

During 2010 the Company achieved its first year of profitability with a reported net income of $0.9 million, as a result of the cost reduction efforts to realign operations with decreased anticipated revenues.  Additional liquidity was achieved from the sale of Rubicon and the financial restructuring of the seller note due to Mr. Gallagher as described above.  Management believes that the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy the Company’s expected working capital, capital expenditure and financial service requirements through the next twelve months.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of revenue

Cost of revenue consist of all directly related contract costs, including compensation costs for subcontract personnel, subcontract material cost and any other direct costs. Also appropriate indirect overhead costs are applied to employee direct labor, subcontractor direct labor and material costs and are included as cost of revenue.

Stock-Based Compensation

The Company applies ASC 718 Compensation-Stock Compensation to its stock based compensation arrangements. We amortize stock-based costs for such awards on a straight-line method over the requisite service period, which is generally the vesting period.

The Company grants shares of restricted stock to directors and employees.  Share based compensation expense is recognized based on the fair market value of the shares on the date the shares are issued to employees over the vesting period taking into consideration the employment termination behavior experienced by the Company.

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

        Advertising expense for the Company was $0.1 million for the years ended December 31, 2010 and 2009.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation and amortization expense is not included in the cost of goods sold. Depreciation and amortization for the Company’s property and equipment are computed on straight-line method based on the following useful lives:

Depreciable
Lives
Vehicles	5
Trade equipment	5
Leasehold improvements	2 to 5
Furniture and fixtures	7
Computer equipment and software	2-7

        Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Repairs and maintenance costs are expensed as incurred.

Net income (Loss) Per Share

        Basic net income (loss) per share has been computed using the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion of outstanding convertible notes, exercise of options to purchase shares of common stock, and the vesting of restricted stock and restricted stock units. Unvested restricted stock units and options to purchase shares of common stock totaling 828,834 shares were excluded from dilutive earning per shares for the three and twelve months ended December 31, 2010 as they expired out of the money.  Additionally, for the three and twelve months ended December 31, 2010, all convertible notes were omitted from the earnings per share calculation because the effect of conversion would be anti-dilutive. Unvested restricted stock units, convertible unsecured promissory notes, and options to purchase shares of common stock totaling 2,158,935 shares were excluded in the computation of diluted loss per share in 2009, respectively, because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At times, deposits held with financial institutions may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand, and therefore, bear minimal risk.  Prior to December 31, 2010 the Federal Deposit Insurance Corporation (FDIC) deposit coverage limits were $250,000 on non-interest bearing accounts.  Subsequently, the Dodd-Frank Act increased that coverage to unlimited through December 31, 2012.

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

The Company recorded accounts receivable allowances of $0.5 million at December 31, 2010 and 2009.  Included in accounts receivable was retainage associated with construction projects totaling $1.1 million and $0.5 million at December 31, 2010 and 2009, respectively (See Note 2).

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable.  At December 31, 2010 and 2009, bonds secured by customer accounts receivable totaled zero and $13.8 million, respectively.

Goodwill

        The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. In accordance with ASC 350 Intangibles-Goodwill and other, goodwill and indefinite lived intangibles are evaluated for impairment at least annually, as of December 31. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment.  The Company performed such analysis as of December 31, 2010 and concluded there was no impairment.  In 2009, the Company conducted such analyses that resulted in impairment loss on goodwill of $0.3 million. At December 31, 2010 and 2009, the residual carrying value of goodwill was $3.8 million.

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

Based on contract cancellation and continued customer delays, the Company revised its forecast in June 2009.  As a result of the revision and business conditions, the Company evaluated the recoverability of its other intangibles, resulting in impairment loss of $9.9 million during the year ended December 31, 2009.   No further impairment was recorded during the year ended December 31, 2010.

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

Discontinued Operations and Reclassifications

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business, as determined pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, “Property, Plant and Equipment” (“ASC 360”) (formerly Statements of Financial Accounting Standard (“SFAS”) No. 144.  “Accounting for the impairment of Long-Lived Assets.”  On December 29, 2009, the Company sold substantially all the assets and liabilities of its Rubicon division to that division’s former owners and management.  Historical financial information presented in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In July 2010, Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance of Credit Losses, was issued. This Update amends Topic 310 to expand the disclosures requirements and provide users with greater transparency about an entity’s allowance for credit losses and the quality of its financing receivables. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The expanded disclosures do not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods or services. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of Accounting Standards Update No. 2010-20 did not have an impact on our disclosures, as our trade receivables have a maturity of less than one year.

In April 2010, Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, was issued. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2010-17 is not expected to have a significant impact on the company’s results of operations or financial position.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, Accounting Standards Update No. 2010-09, Subsequent Events (Topics 855): Amendments to Certain Recognition and Disclosure Requirements, was issued. This Update addresses both the interaction of the requirements of ASC 885, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this Update affect all entities. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. Generally Accepted Accounting Principles (GAAP). Additionally, the Financial Accounting Standards Board (FASB) has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. The amendment was effective for interim or annual periods ending after June 15, 2010. The adoption of Accounting Standards Update No. 2010-09 did not have a significant impact on the company’s results of operation or financial position.

In January 2010, Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, was issued. All entities that are required to make disclosures about recurring or nonrecurring fair value measurements are affected by the amendments in this Update. This Update provides amendments to Subtopic 820-10 that requires a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, it requires that in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures. Specifically, a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. Also, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Accounting Standards Update No. 2010-06 is not expected to have a significant impact on the company’s results of operations or financial position.

In January 2010, Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of Subsidiaries—a Scope Clarification, was issued. The objective of this Update is to address implementation issues related to the changes in ownership provisions in ASC 810-10, Consolidation—Overall. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is business or non-profit. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or non-profit activity for an equity interest in another entity. The amendments affect entities that have previously adopted the decrease in ownership provisions of ASC 810-10 but have applied the guidance in that Subtopic differently from the guidance provided in the Update. This Update provides amendments to ASC 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provision of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business or non-profit activity; a subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture; and an exchange of a group that constitutes a business or non-profit activity for a noncontrolling interest in an entity. The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810-10. In addition to the existing disclosures, an entity should disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the input used to develop the measurement; the nature of continuing involvement with the subsidiary or entity the group of assets after it has been deconsolidated or derecognized; and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation. An entity also should disclose the valuation techniques used to measure an entity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages. The amendments in this Update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standards (SFAS) 160, which was codified in July 2009 in ASC 810-10. If an entity has previously adopted SFAS 160 as of the date the amendments in this Update are included in the ASC, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of Accounting Standards Update No. 2010-02 did not have a significant impact on the company’s results of operations or financial position.

In December 2009, Accounting Standards Update No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was issued. The amendments in this Update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). That Statement was issued by the Board on June 12, 2009. The adoption of Accounting Standards Update No. 2010-17 did not have a significant impact on the company’s results of operations or financial position.

In October 2009, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, was issued. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements in are within the scope of ASC Subtopic 605-25. The amendments this Update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The objective of the disclosures is to provide information about the significant judgments made and changes to those judgments and about the application of the relative selling-price method affects the timing of the revenue recognition. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update No. 2010-13 is not expected to have a significant impact on the company’s results of operations or financial position.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)   Accounts Receivable

The Company had accounts receivable allowances for doubtful accounts of $0.5 million at December 31, 2010 and 2009.

Bad debt expense for the year ended December 31, 2010 was zero compared to approximately $0.4 million for the year ended December 31, 2009.  The Company performs a specific reserve analysis over accounts receivable, resulting in no additional reserve requirement during the year ended December 31, 2010. The decrease in bad debt expense is associated with a single customer note receivable that was fully reserved during the year ended December 31, 2009 as more fully described below:

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

•
During the year ended December 31, 2009, we had a receivable of $1.0 million due from another customer that had previously entered into a $1.0 million note.  The note was extended from its original maturity of December 31, 2008 to June 15, 2009; at which point the customer requested an additional extension due to an inability to satisfy the note.  At June 30, 2009, we fully reserved the balance of the note.  The Company continued its collection efforts through legal recourse and subsequent to year end collected in full all amounts outstanding for its work as a result of the customer selling its property in March 2009.   Accordingly, the Company reversed the prior reserve associated with the customer receivable in full at December 31, 2009.

The Company earned approximately 69% and 20% of its revenue from two customers for the year ended December 31, 2010 and 2009, respectively. Accounts receivable from these customers at December 31, 2010 and 2009 was $1.1 million and $8.1 million, respectively.

Additionally, three customers, comprising 72% and 17% of the Company’s total revenue for the twelve months ended December 31, 2010 and 2009, respectively, were purchased during the year ended December 31, 2010.   The Company is unable to determine the effect that those acquisitions may have on continued business with these customers, although to date it has continued to perform previously contracted work and bid new opportunities.

(3) Extinguishment of Liabilities

During the year ended December 31, 2009, the Company finalized the extinguishment of approximately $0.3 million due to two vendors as a result of contract assignment. Pursuant to the contract assignment these two vendors have relieved the Company of its obligation due to these vendors which had been previously recorded by the Company. These vendors will pursue collection remedy independently and without recourse to the Company pursuant to the terms of the contract assignment. The Company recorded the extinguishment of liabilities for the amount due to these two vendors as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the year ended December 31, 2009.  There was approximately $0.03 million of similar extinguishment activities during the year ended December 31, 2010.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SMLB

On January 2, 2008, the Company acquired all of the outstanding stock of SMLB, Ltd., which provides consulting and construction management services for the mission-critical facilities in the Chicago area. The closing consideration consisted of (i) $2.1 million in cash, including acquisition costs of $0.2 million and net of acquired cash of $0.1 million, subject to certain adjustment to be determined subsequent to the closing of the acquisition, as provided in the purchase agreement, (ii) 96,896 shares of the Company’s common stock valued at approximately $0.5 million, (iii) $0.5 million in unsecured promissory notes bearing interest at 6% per annum, and (iv) additional earn-out amounts up to a maximum of $0.6 million, contingent upon the achievement of certain earnings targets by SMLB for each of the calendar years 2008-2009.  SMLB did not achieve certain earnings targets; therefore, no additional earn-out amount was earned.

During the year ended December 31, 2008, the unsecured promissory note of $0.5 million was reduced to $0.1 million based on a working capital adjustment per the purchase agreement.  To date the Company has not paid the scheduled principal repayments and balance due under the adjusted note.  As of December 31, 2010, the Company and the sellers have had discussions regarding the value of the note and its nonpayment; however, the sellers have not provided substantiation for any differing value then that recorded on the Company’s books.

After December 31, 2009, there was no additional eligibility for contingent purchase consideration related to achievement of performance targets on any of the Company’s prior acquisitions.

(5)	Discontinued Operations

On December 29, 2009, the Company completed the sale of substantially all of the assets and liabilities of Rubicon for total consideration of $2.0 million consisting of $0.8 million in cash proceeds, net of transaction costs, a $0.6 million note receivable and $0.4 million in forgiveness of actual obligations and potential liabilities related to 2008 and 2009 earn-outs to the former owners and management of Rubicon. Additionally, the Company was entitled to contingent consideration in the form of an earn-out equal to 7.5% of gross profit on designated projects during a one year period commencing on the close date.  Approximately $0.9 million of goodwill was included in the calculation of the gain on disposal of discontinued business.

At closing the Company was obligated to deliver a minimum level of working capital of $0.5 million or greater.  Per terms of the agreement, the Company reviewed the buyer’s working capital calculation as outlined in the purchase agreement which differed from the Company’s calculation.  On November 24, 2010 the Company reached a settlement reducing the original note by $0.05 million, extending the repayment schedule an additional six months for the adjusted note balance, and waiving interest for the remainder of the note.  The Company has received all payments to date due under the original and amended note schedule as of December 31, 2010.

Additionally, the Company was entitled to contingent consideration in the form of an earn-out equal to 7.5% of gross profit on designated projects during a one year period commencing on the close date.  At closing the Company had estimated no earn out would be received and at December 31, 2010, the Company was reviewing an earn-out calculation and had received payment of $0.04 million for the year ended December 31, 2010, which we recorded as a gain on the sale in the fourth quarter 2010.  The Company recorded the settlement with a downward note adjustment and additional earn-out consideration received, resulting in a net loss on sale of Rubicon of $0.01 million in the fourth quarter of 2010.

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

Information for business components included in discontinued operations is as follows:

	For the Twelve Months Ended	For the Twelve Months Ended
	December 31, 2010	December 31, 2009
Revenue	$-	$25,434,969
Loss from operations of discontinued businesses, before taxes	-	(2,887,968)
Income tax expense	-	-
Loss from operations of discontinued businesses	$-	$(2,887,968)
Gain (loss) on disposal of discontinued business, after taxes	$(8,723)	298,154

(6)	Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2010	2009
Vehicles	$142,682	$142,682
Trade equipment	144,391	144,391
Leasehold improvements	664,423	636,826
Furniture and fixtures	38,695	38,695
Computer equipment and software	984,561	906,581
	1,974,752	1,869,175
Less accumulated depreciation	(1,598,826)	(1,256,606)
Property and equipment, net	$375,926	$612,569

Depreciation of fixed assets and amortization of leasehold improvements totaled $0.3 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Goodwill and Other Intangibles

The Company recognized goodwill associated with its five acquisitions beginning in 2007 through 2009. As of December 31, 2010 and 2009, gross carrying amount of goodwill totaled $20.0 million, of which approximately $11.8 million is deductible for income tax purposes.

Goodwill from acquisitions as of December 31, 2010 and December 31, 2009 were as follows:

Gross carrying amount of goodwill	$19,987,993
Accumulated impairment loss on goodwill	(16,176,866)
Net goodwill	$3,811,127

Goodwill Impairment

2010 Impairment Test- The Company performed an impairment analysis at December 31, 2010, its annual testing date.  Based on the results of step one of this test, there was no indication of impairment and performance of step two was not required.

2009 Impairment- The Company had not realized the anticipated revenue from customers acquired in its acquisitions, continued to experience operating losses and further revised its financial forecast due to a lack of anticipated bookings arising from customer contract cancellation and deferral of anticipated projects.  As a result, the Company performed an impairment analysis of the intangible assets acquired pursuant to ASC 350 to identify any impairment in the carrying value of the goodwill related to the business in the second quarter of 2009. The analyses of the business used both an income and market approach to determine that the carrying value exceeded the current fair value of the business at each referenced quarter, resulting in goodwill impairment of $0.3 million. The Company also performed an impairment analysis at December 31, 2009, its annual testing date.  This analysis did not indicate the need for any additional impairment.

At December 31, 2010 and 2009, the adjusted carrying value of goodwill was $3.8 million.

Identifiable acquisition-related intangible assets as of December 31, 2010 and December 31, 2009 were as follows:

		Accumulated	Loss on	Net Carrying
	Carrying Amount	Amortization	Impairment	Amount

Finite Lived-Intangible assets:
Customer relationships	$17,630,000	$(5,664,860)	$(11,965,140)	$-
Non competition agreement	740,600	(740,600)		-
Total	18,370,600	(6,405,460)	(11,965,140)	-
Indefinite Lived-Intangible assets:
Trade name	60,000	-	-	60,000
Net other intangible assets	$18,430,600	$(6,405,460)	$(11,965,140)	$60,000

Other intangibles impairment

As finite lived intangibles have zero carrying value as of December 31, 2009, no related amortization expense was recorded in the year ended December 31, 2010. For the year ended December 31, 2009, intangible asset amortization expense totaling $0.9 million has been included in the accompanying consolidated statement of operations related to the above intangibles, of which zero is included in cost of revenue.

2009 Impairment -Based on the lack of new contracts and revision in anticipated revenue from customers and the general condition of the Company, the Company evaluated long-lived customer relationship intangible assets and determined the carrying value exceeded the undiscounted cash flows at June 30, 2009.  Accordingly, the Company performed a fair value assessment based on discounted cash flows of June 30, 2009, resulting in an impairment loss of $9.9 million for the year ended December 31, 2009.  The adjusted net carrying value of the aggregate customer relationship intangibles was zero at December 31, 2009.

(8)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses were comprised of the following at:

	December 31, 2010	December 31, 2009
Accounts payable	$3,891,977	$4,504,845
Accounts payable retainage	1,042,885	445,487
Accrued project costs	3,016,126	1,409,427
Other accrued expenses	1,419,458	1,678,899
Total accounts payable and accrued expenses	$9,370,446	8,038,658

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Basic and Diluted Net Loss Per Common Share

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive restrictive stock units, unvested restricted stock, stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

Twelve Months Ended December 31,
	2010			2009
	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$851,258	13,266,531	$0.06	$(16,203,338)	12,683,764	$(1.28)
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	860,100	-	-	-	-
DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$851,258	14,126,631	$0.06	$(16,203,338)	12,683,764	$(1.28)

Unvested restricted stock units for 87,167 shares and options to purchase 700,000 shares of common stock expired out of the money on December 31, 2010 and July 13, 2010, respectively.  Accordingly, these were not included in the computation of diluted net loss per common share.  Additionally, for the year ended December 31, 2010, all convertible notes were omitted from the earnings per share calculation because the effect of conversion would be anti-dilutive.

Unvested restricted stock or restricted stock units for 925,601 shares, unsecured promissory notes convertible into 533,333 shares, and options to purchase 700,000 shares of common stock, respectively, that were outstanding at December 31, 2009 were not included in the computation of diluted net loss per common share for the year ended December 31, 2009, as their inclusion would be anti-dilutive.  On July 13, 2009, outstanding warrants, including those attached to the options to purchase an aggregate of 17,110,300 shares, expired.

(10)	Notes Payable

Long-term debt was as follows:

	December 31, 2010	December 31, 2009

Convertible, unsecured promissory note, due 2012 (4.0%)	$2,750,000	$4,000,000
Unsecured promissory note, due 2010 (6.0%)	120,572	120,572
Unsecured promissory note, due 2010 (6.0%)	80,000	210,535
Vehicle notes	-	4,915
Total debt	2,950,572	4,336,022
Less current portion	200,572	183,679
Total debt, less current portion	$2,750,000	$4,152,343

In connection with the TSS/Vortech acquisition, the Company entered into two convertible unsecured promissory notes payable (in equal amounts) with each the Company’s current Chief Executive Officer (“CEO”) and Chief Operating Officer and President (“COO”). The notes bear interest at six percent per year and had an original term of five years.  At any time after the sixth months following the closing of the acquisition, the balance of the notes are convertible at any time by the CEO and COO at a conversion price of $7.50 per share and are automatically convertible if the average closing price of the Company’s common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

On August 26, 2008, the CEO and COO entered into an agreement with the Company to convert $2.5 million and $1.0 million, respectively, of their respective outstanding note balance into equity at a conversion price of $7.50 per share, resulting in the aggregate issuance of 466,667 common shares. The amount of the excess of the conversion price of $7.50 over the market price at $1.28 on the date of conversion totaling $2.9 million has been recorded as additional paid-in capital. In addition, the COO agreed to postpone any principal and interest payments payable to him under his remaining $4,000,000 promissory note until March 2010, with such interest to be accrued to the outstanding principal.

On February 28, 2010, the COO entered into an agreement with the Company to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 common shares in the first quarter of 2010.  The shares will be subject to that certain Registration Rights Agreement between the Company and the COO. The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.  Based on the amended principal repayment terms from the conversion, the $4.0 million note was classified as long-term at December 31, 2009.

In connection with the acquisition of Innovative on September 24, 2007, the Company issued an unsecured promissory note to the sellers in the amount of $0.3 million and an earn-out note, net of a working capital adjustment of $0.06 million. The notes bear interest at six percent per year and the balance due of $80,000 at December 31, 2010 is scheduled to be paid in full on March 31, 2011.

 At December 31, 2008, the Company issued the balance of a contingent note of $1.6 million based on Rubicon’s achievement of certain revenue booking targets in the second half of 2008. The issued note bears interest at six percent per annum from the acquisition date and was paid on January 2, 2009.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Rubicon acquisition, on June 2, 2009 the Company issued unsecured promissory notes totaling $0.6 million to the sellers of Rubicon based on their achievement of certain earnings targets for the year ended December 31, 2008, (“the 2008 earn-out”) (see Note 3).  The notes bear interest at 6% per annum and scheduled principal repayment was over one year with amortization of $0.04 million per month and a final balloon payment of $0.1 million was due on May 15, 2010.  As part of the consideration in the sale of substantially all of the assets and liabilities of Rubicon, the note balance of $0.2 million was forgiven on December 29, 2009 as part of the purchase consideration.

In connection with the acquisition of SMLB, on January 2, 2008, the Company issued unsecured promissory notes with an aggregate value of $0.5 million to the sellers. The notes bear interest at six percent per year and have a three-year term. During the year ended December 31, 2008, the Company reduced the seller notes to $0.1 million based on a $0.4 million working capital adjustment in accordance with the terms of the purchase agreement.  To date the Company has not paid the schedule principal repayments and balance due under the adjusted note. As of December 31, 2010, the Company and the sellers have had discussions regarding the value of the note and its nonpayment; however, the sellers have not provided substantiation for any differing value than that recorded on the Company’s books.

Scheduled principal repayments at December 31, 2010 are as follows:

December 31,
2010
2011	$200,572
2012	375,000
2013	500,000
2014	1,875,000
Total	$2,950,572

(11)	Employee Benefit Plan

Restricted Stock

On January 17, 2007, the stockholders of the Company approved the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 2.1 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, non-qualified stock options, or restricted stock.  On June 6, 2010, the stockholders approved an approximate 1.0 million increase to shares available for award under the Plan.  At December 31, 2010, less than 0.8 million shares remain available for issuance under the Plan.

Generally, grants under the Plan have been limited primarily to shares of restricted stock, which were granted to the recipients at no cost and generally restrictions lapse over a three year period. At December 31, 2008, the Company issued to employees 115,000 restricted stock units, which vested upon attainment of a $3.00 per share closing price of the Company’s common stock, par value $0.0001 per share, for twenty consecutive trading days, provided that respective employees remain employed by the Company through such vesting date. As the vesting condition was not met on or before December 31, 2010 the restricted stock units terminated.

The fair value of restricted stock awarded for the years ended December 31, 2010 and December 31, 2009 totaled $0.4 million and $0.5 million, respectively, and were calculated using the value of Fortress’ common stock on the grant date. The value of awards are being amortized over the restriction lapse periods of the awards taking into account the effect of an estimated forfeiture rate of 6% associated with termination behavior. For the years ended December 31, 2010 and December 31, 2009, the Company recognized non-cash compensation associated with restricted stock of $0.6 million and $2.2 million, respectively, of which $0.1 million and $0.4 million was included in cost of sales.  As of December 31, 2010, the total compensation cost related to unvested restricted stock or restricted stock units not yet recognized was approximately $0.5 million with a weighted average remaining vest life of 1.2 years.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in restricted stock and restricted stock units are shown in the following table:

		Weighted
		Average
		Grant Date
	Number	Fair Value
Unvested December 31, 2008	668,667	$2.49
Granted restricted stock and units	638,764	0.77
Vested restricted stock	(345,665)	2.98
Forfeitures	(36,166)	1.75
Unvested December 31, 2009	925,600	$1.15
Granted restricted stock and units	270,000	1.44
Vested restricted stock	(89,164)	(1.76)
Forfeitures	(128,834)	(0.95)
Unvested December 31, 2010	977,602	$1.77

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $16,500 in 2010 and 2009. From January 1, 2009 through June 30, 2009, the Company matched 50% of employee contributions up to 3% of eligible earnings or applicable regulatory limits. As part of further cost reduction efforts in 2009, the Company eliminated its matching contribution in its entirety on July 1, 2009. The Company made 401(k) Plan matching contributions in cash of approximately zero and $0.1 million for the year ended December 31, 2010 and December 31, 2009, respectively.   Subsequent to year end on March 17, 2011, the Board of Directors approved a discretionary match of $20,000 for 2010 participants.

(12)	Common Stock Repurchases

During the year ended December 31, 2010, the Company repurchased 176,014 treasury shares with an aggregate value of $0.1 million associated with vesting restricted stock of an employee.  During the year ended December 31, 2009, the Company repurchased 120,673 treasury shares with an aggregate value of $0.1 million associated with vesting restricted stock of an employee.  Per terms of the restricted stock agreements, the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

(13)	Options to Purchase Units and Warrants

At December 31, 2009, there were outstanding options to purchase 700,000 common shares.  As part of the underwriter’s fee associated with our IPO, Sunrise Securities Corporation received an option to purchase 700,000 units at an offering price of $7.50 per share.  Units were convertible to one share of common stock and two warrants, each warrant convertible to one share of common stock at an exercise price of $6.25.  These options expired July 13, 2010 and subsequently the Company has no outstanding options to purchase units or warrants.

(14)	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	Income Taxes

 Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision/(benefit) for income taxes from continuing operations consists of the following:

	For the Year Ended
	December 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	1,222,180	(6,311,583)
State	(24,933)	(896,495)
Total provision (benefit) for income taxes before valuation allowance	$1,197,247	$(7,208,078)
Change in valuation allowance	(1,197,247)	7,208,078
Total provision (benefit) for income taxes	$-	$-

The significant components of the Company’s deferred tax assets and liabilities are as follows:
	December 31,
	2010	2009
Gross curent deferred taxes:
Deferred tax assets:
Accrued expenses	$348,706	$328,433
Gross current deferred tax assets before valuation allowance	348,706	328,433
Valuation allowance	(332,274)	(317,725)
Gross current deferred tax assets	$16,432	$10,708
Deferred tax liabilities:
Prepaid expenses	(16,432)	(10,708)
Deferred current tax liabilities	(16,432)	(10,708)
Net current deferred taxes	$-	$-
Non-current deferred taxes:
Deferred tax assets:
Net operating loss carryover	$7,396,658	$7,034,230
Goodwill and other intangibles	$7,303,635	$8,128,956
Deferred compensation	191,390	1,003,019
Depreciation	201,339	141,365
Other carryovers and credits	19,305	16,552
Gross non-current deferred tax assets before valuation allowance	15,112,327	16,324,122
Valuation allowance	(15,112,327)	(16,324,122)
Gross non-current deferred tax assets	-	-
Deferred tax liabilities:
Amortization of goodwill and other	-	-
Deferred non-current tax liabilities	-	-
Net non-current deferred taxes	$-	$-

At December 31, 2010 and 2009, the Company had net operating losses totaling $18.3 million and $17.6 million, respectively, to be carried forward 20 years to offset future taxable income. At December 31, 2010 and 2009, the Company has recorded a deferred tax asset and corresponding valuation allowance of $7.4 million and $7.0 million, respectively, reflecting the federal and state benefit of the remaining loss carryforwards.

The Company does not believe its net operating loss will be limited under Internal Revenue Code (IRC) Section 382 and believes it will also be available for state income tax purposes subject to state carryforward limitations.  IRC 382 limits the utilization of net operating loss in years subsequent to an owner shift based upon the value of the Company at the date of the owner shift.  The Company has not undertaken a detailed study in connection with 382 in order to determine if there is any limitation of the utilization of its net operating loss carryforward.  If IRC Section 382 limitation were deemed to apply, the Company’s gross deferred tax asset and its corresponding valuation allowance could be reduced.

The Company’s provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2010 and 2009. ASC 740 requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

At December 31, 2010 and 2009, the Company has established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization. The Company believes that it is more likely than not that the benefit of the net deferred tax assets will not be fully realized based on the Company’s current year loss and estimated future taxable income.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss carryforward has not resulted in a fully reported tax benefit because of an offsetting valuation allowance for deferred tax assets that results from the inability to determine the realizability of those assets.

In determining the Company’s provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

The Company has recorded a gross deferred tax asset in connection with the prior grants of restricted stock to employees and directors.  Subsequent to the grant of this stock the value has declined which could result in the reduction in the related deferred tax asset in the future.  Such a reduction did in fact occur in 2010 which resulted in a reduction of the deferred tax asset attributable to restricted stock to employees and directors in the amount of $858,753.  There was a corresponding reduction in the valuation allowance in the same amount.   At December 31, 2010 and 2009, the Company has recorded a full valuation allowance against these deferred tax assets.

The Company adopted the provisions of the guidance related to accounting for uncertainties in income taxes. The Company has analyzed its current tax reporting compliance positions for all open years, and has determined that it does not have any material unrecognized tax benefits. Accordingly, the Company has omitted the tabular reconciliation schedule of unrecognized tax benefits. The Company does not expect a material change in unrecognized tax benefits over the next 12 months. All of the Company’s prior tax federal, state filings from the 2007 tax year forward remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2007 tax year forward for both federal and Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2007 tax year forward for both federal and Virginia purposes.   SMLB’s statutes of limitation are open from the 2007 tax year for both federal and Illinois purposes.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	For the Year
	Ended Decemeber 31,
	2010	2009
Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	0.0%	0.0%
Effect of permanent differences	6.0%	2.0%
Effect of valuation allowance	-40%	-36%
Total	0.0%	0.0%

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with a related party for less than $25,000.

S3 Integration, LLC (S3 Integration) is 15% owned by each of the Company’s Chief Executive Officer and Chief Operating Officer.  S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Systems, LLC (Chesapeake Systems) was 9% owned and significantly indebted to the Company’s Chief Executive Officer until the sale of his equity interest and satisfaction of his note on December 31, 2010.  Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment.

Chesapeake Mission Critical, LLC (Chesapeake MC) is 9% owned by each of the Company’s Chief Executive Officer and its Chief Operating Officer. Additionally, it is significantly indebted to the Company’s Chief Executive Officer. Chesapeake MC is a manufacturers’ representative and distributor of electrical equipment.

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

Telco P&C, LLC (Telco P&C) is 55% owned by the Company’s Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco P&C as needed.

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by each of the Company’s Chief Executive Officer and its Chief Operating Officer. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

Chesapeake Tower Systems, LLC (Chesapeake) is owned 100% by the Company’s Chief Executive Officer.  During the second quarter 2009 and concurrent with an expiring leased facility, the Company entered into a new lease for approximately 25,000 square feet of combined office and warehouse space from Chesapeake.  The lease commitment is for five years (Initial Term) with a two-year renewal option (Renewal Term).  During the Initial Term, annual rent is $124,000, plus operating expenses.  If the Company elects to extend the lease, annual rent increases by the greater of i) fair market rental as defined in the agreement, or ii) 3% increase in each year of the Renewal Term.  Additionally, Chesapeake provided $150,000 for tenant improvements and relocation costs.  The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth transactions the Company has entered into with the above related parties for the year ended December 31, 2010 and 2009.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties providing services to us on contracts for our customers. Accordingly, a direct relationship to the revenue and cost of revenue information below by the Company should not be expected.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2010	December 31, 2009
Revenue
CTS Services, LLC	$-	$40,519
Telco P&C, LLC	873,989	218,621
Chesapeake Mission Critical, LLC	23,255	179,320
Total	$897,244	$438,460
Cost of Revenue
CTS Services, LLC	$23,902	$1,888,139
Chesapeake Systems, LLC	-	-
Chesapeake Mission Critical, LLC	436,483	422,966
S3 Integration, LLC	662,075	379,400
LH Cranston & Sons, Inc.	-	118,099
Telco P&C, LLC	37,878	118,843
Total	$1,160,338	$2,927,447
Selling, general and administrative
Office rent paid on Chesapeake sublease agmt	$-	$136,538
Office rent paid on Chesapeake Tower Sytsems	143,111	83,367
Office rent paid to TPR Group Re Three, LLC	376,187	403,707
Total	$519,298	$623,612

	December 31,	December 31,
	2010	2009
Accounts receivable/(payable):
CTS Services, LLC	$16,155	$104,065
CTS Services, LLC	1,400	(104,528)
Chesapeake Mission Critical, LLC	-	2,000
Chesapeake Mission Critical, LLC	-	(124,425)
Chesapeake Tower Systems, Inc.	-	-
Telco P&C, LLC	364,348	39,813
Telco P&C, LLC	(600)	(52,373)
LH Cranston & Sons, Inc.	-	-
S3 Integration, LLC	(25,924)	(3,425)
TPR Group RE Three, LLC	-	-
Total Accounts receivable	$381,903	$145,878
Total Accounts (payable)	$(26,524)	$(284,751)

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)	Commitments, Contingencies and Other

A)	Summary

The following table provides information regarding our contractual obligations and commercial commitments as of December 31, 2010.

	Payments Due by Period
	Total	2011	2012	2013	2014
Operating leases	$1,070,412	$714,615	$180,136	$123,996	$51,665
Operating subleases	(11,976)	(11,976)	-	-	-
Contractual purchase commitments	7,373,919	7,373,919	-	-	-
Total	$8,432,355	$8,076,558	$180,136	$123,996	$51,665

B)	Operating Leases

Under operating leases, the Company leases certain facilities, equipment and vehicles for use in its operations. Rental payments on certain leases are subject to annual increases based on escalation clauses.  Additionally, approximately $0.2 million of rent inducement charges associated with the build out of certain facilities are being amortized over the life of the lease.  Total rent expense was $0.7 million and $0.9 million for the years ended December 31, 2010 and 2009, respectively.

C)	Operating Subleases

Under operating subleases, the Company has sublet certain facilities as result of downsizing and cost reduction efforts. As these sublets were executed late in December 2009, no rental income was recorded for the year ended December 31, 2010 and 2009.  One tenant defaulted on its sublease in the fourth quarter of 2010, resulting in an accrued loss of approximately $0.1 million associated with lost future sublease payments.

D)	Legal Matters

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

On January 19, 2007, the Company entered into employment agreements with our Vice-Chairman (Mr. Weiss), Chief Executive Officer (Mr. Rosato) and Chief Operating Officer (Mr. Gallagher). In August 2007, the Company entered into an employment agreement with its Chief Financial Officer (Mr. Dec). The agreements specify annual salary, benefits and incentive compensation for the terms of the agreement.  The agreements also provide for twelve months (24 months in the case of Mr. Weiss) salary if the employment of the employee is terminated other than for cause or the employee terminates his employment for good reason.

On May 8, 2008, the Compensation Committee (the “Compensation Committee”) of the Board of Directors approved the elimination of certain perquisites payments for club membership fees and car allowances paid to Messrs. Rosato and Gallagher under their respective employment agreement, effective immediately. Simultaneously, and in connection with the elimination of these perquisites payments, the Compensation Committee approved an increase of $30,000 in the annual base salary of each of Messrs. Rosato and Gallagher, representing the aggregate annual amount of the perquisite payments previously paid.

On August 26, 2008, the aforementioned agreements were amended to reduce the individuals’ respective compensation and bonuses.  On August 20, 2009, the previously amended agreements were amended to reduce annual compensation paid to Mr. Rosato, Mr. Gallagher, and Mr. Dec to $150,000 per individual.

On February 28, 2010, Mr. Rosato’s and Mr. Gallagher’s agreements were amended to reinstate their compensation to $200,000 per year, effective beginning September 1, 2010.   Mr. Dec’s agreement was amended to reinstate his salary to $200,000 per year, effective beginning March 1, 2010.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)	Unaudited Quarterly Financial Data

2010 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$14,133,615	$21,000,377	$22,654,415	$17,115,493
Net income from continuing operations, net of tax	250,062	465,682	434,390	(290,151)
Basic and diluted earnings per share:
Net earnings per share from continuing operations, net of tax	0.02	0.03	0.03	(0.02)

2009 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$9,012,657	$10,093,152	$12,087,200	$16,918,421
Net loss from continuing operations, net of tax	(743,157)	(627,449)	(13,575,215)	(1,257,517)
Discontinued operations	(278,639)	640,366	(3,192,460)	240,919
Net loss	(1,021,796)	12,917	(16,767,675)	(1,016,598)
Basic and Diluted net loss per share:
Net loss from continuing operations, net of tax	(0.06)	(0.05)	(1.07)	(0.10)
Net loss from discontinued operations, net of tax	(0.02)	0.05	(0.25)	0.02
Net loss	(0.08)	0.00	(1.32)	(0.08)

Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods.

(19)	Subsequent Events

In connection with the preparation of its financial statements for the year ended December 31, 2010, the Company has evaluated events that occurred subsequent to December 31, 2010 to determine whether any of these events required recognition or disclosure in the 2010 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed below.

On February 3, 2011, the Company terminated its consulting agreement with Washington Capital Advisors, owned by our former Vice Chairman of the Board, and paid $0.1 million in full satisfaction of amounts due under the amended agreement.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at that time for the purpose of ensuring that information required to be disclosed by the Company in reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and  (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2010.  Management worked throughout 2010 to remedy previously identified material weaknesses in our internal control and utilized a certified public accounting firm to assist us in our documentation and testing of internal controls over financial reporting in 2010.

Changes in Internal Control Over Financial Reporting

 We eliminated previously identified material weaknesses associated with segregation of duties by changing duties or the access of those personnel processing the applicable transaction or, in the case the staff size precluded segregation of the finance staffs’ duties, we implemented independent report and review of such transactions.  We formalized documentation of policies and procedures that were in place and shared them across the organization, while further implementing controls to reasonably assume compliance with generally accepted accounting principles related to revenue.  Although many controls were deemed effective in the third and fourth quarter and were tested, we believe there remains a significant deficiency related to revenue controls as there was limited data for testing.  Utilizing an independent certified public accounting firm, we will continue to closely monitor controls through quarterly testing and ensure updates are made as merited by the operating environment.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding our directors, executive officers and corporate governance matters may be found in Fortress International Group, Inc.’s Proxy Statement relating to our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference.  Certain information required under this Item with respect to our executive officers is included in Item 1 of Part 1 of this Annual Report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation” and “Compensation Committee Report” in the 2011 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”  in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the 2011 Proxy Statement and is incorporated herein by reference

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Public Accountants” in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1).   Financial Statements:

We have filed the following documents as part of this Annual Report on Form 10-K:

(a)(2). Financial Statements Schedules:

Schedule II—Valuation and Qualifying Accounts for fiscal years ended December 31, 2010 and 2009

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period
2010
Allowance for doubtful accounts	$(496,707)	-	-	$(496,707)
Allowance for unrealizable deferred tax assets	(16,641,847)	-	1,197,246	(15,444,601)
Accumulated impairment loss on goodwill	(16,176,866)	-	-	(16,176,866)
Accumulated impairment loss on other intangibles	(9,940,599)	-	-	(9,940,599)
2009
Allowance for doubtful accounts	$(150,000)	$(346,707)	$-	$(496,707)
Allowance for unrealizable deferred tax assets	(9,428,023)	(7,213,824)	-	(16,641,847)
Accumulated impairment loss on goodwill	(15,862,460)	(314,406)	-	(16,176,866)
Accumulated impairment loss on other intangibles	-	(9,940,599)	-	(9,940,599)

(a)(3).   Index to Exhibits:

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

3.1.1
Amendment to the Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A-1 to the Company’s Definitive Proxy Statement filed on May 22, 2007 and incorporated herein by reference)

3.2
Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)

4.1
Specimen Common Stock Certificate (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-123504, effective July 13, 2005 and incorporated herein by reference)

10.1
Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference)

10.2
Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2007 and incorporated herein by reference)

10.3
Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.4‡
Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2010 and incorporated herein by reference)

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

10.9‡	Form of Restricted Stock Unit Agreement (previously filed with the Commission as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2009 and incorporated herein by reference)
10.10‡
Executive Employment Agreement, dated as of August 6, 2007, between Fortress International Group, Inc. and Timothy C. Dec (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.11
Stock Purchase Agreement, dated September 24, 2007, between Innovative Power Systems Inc., the Stockholders of Innovative Power Systems Inc., Quality Power Systems, Inc., the Stockholders of Quality Power Systems, Inc., and the Company (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007 and incorporated herein by reference)

10.12†
Membership Interest Purchase Agreement, dated November 30, 2007, between Rubicon Integration, LLC, each of the members of Rubicon and the Company (previously filed with the Commission as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 and incorporated herein by reference)

10.13
Stock Purchase Agreement by and among SMLB, Ltd, the Stockholders of SMLB, Ltd, and the Company dated January 2, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 1, 2008 and incorporated herein by reference)

10.14
Convertible Promissory Note, dated January 19, 2007, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Schedule 13D filed by Gerard J. Gallagher on January 29, 2007)

10.14.1
Amendment to Convertible Promissory Note, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)

10.15
Letter Agreement, dated February 28, 2010, between the Company and Gerard J. Gallagher ((previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.16‡
Amendment to Executive Employment Agreement, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)

10.17
Asset Purchase Agreement, dated December 21, 2009, by and among Rubicon Integration, LLC, the Company, and Rubicon Acquisition Company, LLC (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

21*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP regarding Fortress International Group, Inc. financial statements for the years ended December 31, 2010 and 2009.
31.1*	Certificate of Fortress International Group, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Fortress International Group, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificates of Fortress International Group, Inc. Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

Fortress International Group, Inc.

Date: March 29, 2011	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: March 29, 2011	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

Name	Position	Date

/s/ Thomas P. Rosato	Chief Executive Officer and Director	March 29, 2011
Thomas P. Rosato	(Principal Executive Officer)

/s/ Timothy C. Dec	Chief Financial Officer	March 29, 2011
Timothy C. Dec	(Principal Financial Officer and Accounting Officer)

/s/ Gerard J. Gallagher	President and Director	March 29, 2011
Gerard J. Gallagher

/s/ Asa Hutchinson	Director	March 29, 2011
Asa Hutchinson

/s/ William L. Jews	Director	March 29, 2011
William L. Jews

/s/ John Morton, III	Chairman and Director	March 29, 2011
John Morton, III

/s/ Harvey L. Weiss	Vice - Chairman and Director	March 29, 2011
Harvey L. Weiss