Form 10-Q
period 2011-03-31
Fortress International Group, Inc.
filed 2011-05-16
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of May 10, 2011              14,716,980

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$6,962,766	$10,980,420
Contract and other receivables, net	7,653,645	10,134,475
Costs and estimated earnings in excess of billings on uncompleted contracts	1,605,689	1,079,813
Prepaid expenses and other current assets	639,901	555,375
Total current assets	16,862,001	22,750,083
Property and equipment, net	335,602	375,926
Goodwill	3,811,127	3,811,127
Other intangible assets, net	60,000	60,000
Other assets	38,677	40,210
Total assets	$21,107,407	$27,037,346
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$120,572	$200,572
Accounts payable and accrued expenses	5,956,126	9,370,446
Billings in excess of costs and estimated earnings on uncompleted contracts	4,230,691	7,892,460
Total current liabilities	10,307,389	17,463,478
Notes payable, less current portion	-	-
Convertible notes, less current portion	2,832,301	2,750,000
Other liabilities	122,128	137,218
Total liabilities	13,261,818	20,350,696
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares
issued or outstanding	-	-
Common stock- $.0001 par value, 100,000,000 shares authorized; 13,922,876
and 13,857,127 issued; 13,429,807 and 13,384,860 outstanding at March 31, 2011 and December 31, 2010, respectively	1,386	1,386
Additional paid-in capital	65,414,455	65,247,545
Treasury stock 493,069 and 472,267 shares at cost at
March 31, 2011 and December 31, 2010, respectively	(1,114,706)	(1,084,809)
Accumulated deficit	(56,455,546)	(57,477,472)
Total stockholders' equity	7,845,589	6,686,650
Total liabilities and stockholders’ equity	$21,107,407	$27,037,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31, 2011	March 31, 2010
Results of Operations:
Revenue	$9,614,930	$17,115,493
Cost of revenue	5,478,859	14,650,971
Gross profit	4,136,071	2,464,522
Operating expenses:
Selling, general and administrative	3,034,612	2,620,405
Depreciation and amortization	62,699	95,479
Total operating costs	3,097,311	2,715,884
Operating income (loss)	1,038,760	(251,362)
Interest income (expense), net	(16,834)	(38,789)
Income (loss) from continuing operations before income taxes	1,021,926	(290,151)
Income tax expense	-	-
Net income (loss) from continuing operations	$1,021,926	$(290,151)
Basic Earnings (Loss) per Share:
Earnings (loss) per common share	$0.08	$(0.02)
Weighted average common shares outstanding	13,399,683	13,038,719
Diluted Earnings (Loss) per Share:
Earnings (loss) per common share	$0.07	$(0.02)
Weighted average common shares outstanding	14,379,035	13,038,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$1,021,926	$(290,151)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	62,699	95,479
Provision for doubtful accounts	30,000	-
Stock-based compensation	166,910	155,858
Other non cash items	-	2,935
Changes in operating assets and liabilities:
Contracts and other receivables	2,450,830	(463,572)
Costs and estimated earnings in excess of billings on uncompleted contracts	(525,876)	29,031
Prepaid expenses and other current assets	(129,697)	107,221
Other assets	1,533	21,403
Accounts payable and accrued expenses	(3,332,019)	605,973
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,661,769)	3,723,824
Other liabilities	(15,090)	(13,565)
Net cash (used in) provided by operating activities	(3,930,553)	3,974,436
Cash Flows from Investing Activities:
Purchase of property and equipment	(22,375)	(27,515)
Proceeds from repayment of note in connection with
the sale of substantially all assets and liabilities of Rubicon	45,171	-
Net cash provided by (used in) investing activities	22,796	(27,515)
Cash Flows from Financing Activities:
Payments on notes payable	-	(1,248)
Payment on seller notes	(80,000)	(18,231)
Purchase of treasury stock	(29,897)	(84,468)
Net cash used in financing activities	(109,897)	(103,947)
Net (decrease) increase in cash	(4,017,654)	3,842,974
Cash, beginning of period	10,980,420	2,263,146
Cash, end of period	$6,962,766	$6,106,120
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,016	$126,444
Cash paid for taxes	-	27,323
Supplemental disclosure of non-cash financing activities:
Promissory notes, issued to an officer, converted to common stock	$-	$1,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

The Company’s focus is centered on growing cash reserves, while attempting to organically grow profitability and corresponding cash flow.  In response to the downturn in the economy during 2009, 2010 and continuing in 2011, the Company worked to increase project utilization and realign selling, general and administrative expenses through cost cutting measures.  In our efforts to maintain and grow profitability, we will closely monitor our costs relative to actual and anticipated revenues and may make further reductions to selling, general and administrative expenses including but not limited to personnel and related costs and marketing.

In an effort to improve our capitalization and liquidity in 2010, the Company sought to restructure scheduled debt repayments with its creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, the Company eliminated scheduled debt repayments through debt forgiveness of approximately $0.6 million owed to the former sellers of TSS/Vortech. On February 28, 2010, the Company improved its net worth through the principal conversion of $1.3 million of principal due on a seller note to its Chief Operating Office (“COO”).  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues undertaken through 2010, the resulting operating profitability and the prior year financial restructuring of the $4.0 million note to our COO, management believes the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy its expected working capital, capital expenditure and investment requirements and financing obligations through the next twelve months.

Recently Issued Accounting Pronouncements

 In December 2010, the FASB issued ASU No. 2010-29, “Business combinations – disclosure of supplementary pro forma information,” (“ASU 2010-29”) to amend topic ASC 805 “Business Combinations,” by improving disclosure requirements related to the business combinations performed during the year being reported on.  Under the amended guidance, a public entity that presents comparative financial statements must disclose the pro forma revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the prior annual reporting period.  The provision of ASU 2010-29 did will be implemented in the event of future acquisitions.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Accounts Receivable, net

The Company had an accounts receivable allowance for doubtful accounts of $0.5 million at March 31, 2011 and December 31, 2010.  Bad debt expense for the three months ended March 31, 2011 and 2010 was $30,000 and zero, respectively.

Included in accounts receivable was retainage associated with construction projects totaling $0.3 million and $0.5 million at March 31, 2011 and December 31, 2010, respectively.

The Company earned approximately 37% and 64% of its revenue from one and two customers for the three months ended March 31, 2011 and 2010, respectively.  Accounts receivable from this customer at March 31, 2011 and December 31, 2010 was $1.1 million and $1.2 million, respectively.  Additionally, two customers comprising 41% of the Company’s total revenue for the three months ended March 31, 2011 were purchased in 2010.  We are unable determine the effect the merger may have on continued business with our customer.

(3)	Basic and Diluted Earnings (Loss) per Share

Basic and diluted net earnings (loss) per common share are computed as follows:

	Three Months Ended March 31,
	2011			2010
	Income	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss)	$1,021,926	13,399,683	$0.08	$(290,151)	13,038,719	$(0.02)
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	979,352	-	-	-	-
DILUTED EARNINGS (LOSS) PER SHARE	$1,021,926	14,379,035	$0.07	$(290,151)	13,038,719	$(0.02)

Unsecured promissory notes convertible into 366,666 shares of common stock that were outstanding at March 31, 2011 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2011, as their inclusion would be anti-dilutive.

885,601 shares of unvested restricted stock, unsecured promissory notes convertible into 366,667 shares of common stock and options to purchase 700,000 shares of common stock, respectively, that were outstanding at March 31, 2010 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2010, as their exercise prices were all above the average market price of the Company’s common stock for the period and thus would be anti-dilutive.

(4)	Employee Benefit Plans

Restricted Stock

For the three months ended March 31, 2011 and March 31, 2010, the Company granted 66,250 and zero shares of restricted stock, respectively, under the 2006 Omnibus Incentive Compensation Plan. For the three months ended March 31, 2011 and 2010, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.2 million and $0.1 million in both periods. At March 31, 2011, there was approximately $0.4 million of unrecognized stock compensation with a weighted average remaining life of one year.

(5)	Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of March 31, 2011 and December 31, 2010, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)	Notes Payable

	March 31, 2011	December 31, 2010

Convertible, unsecured promissory note, due 2012 (4.0%)	$2,832,301	$2,750,000
Unsecured promissory note, due 2011 (6.0%)	120,572	120,572
Unsecured promissory note, due 2011 (6.0%)	-	80,000
Total debt	2,952,873	2,950,572
Less current portion	120,572	200,572
Total debt, less current portion	$2,832,301	$2,750,000

On March 31, 2011, the Company made its final payment of $80,000 on seller notes associated with the acquisition of Innovative.   For the three months ended March 31, 2010, the Company made principal repayments of $19,479.

At March 31, 2011, the Company had not made its scheduled payments on the $0.1 million due to the sellers of SMLB, LTD.  The purchase agreement executed in connection with the SMLB transaction contains a provision requiring minimum working capital of $0.3 million as of the closing date.  The seller note would be reduced for any shortfall and the Company would owe any excess. Per the terms of the purchase agreement, the Company delivered the working capital calculation of approximately negative $80,000 in 2008, and in the first quarter of 2011, the sellers have separately responded with a calculation of $0.4 million, based on varying interpretations of the purchase agreement.  Subsequently, the Company entered into discussions with the SMLB sellers regarding the working capital and other earn-out provisions, which were previously deemed to be zero per the terms of the purchase agreement.  The Company has made no payment on the seller note, which will be paid subject to finalizing these discussions.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Related Party Transactions

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

Telco P&C, LLC (Telco P&C) is 12% owned by the Company’s Chief Executive Officer. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco P&C as needed.

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by each of the Company’s Chief Executive Officer and its Chief Operating Officer. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

Chesapeake Tower Systems, LLC (Chesapeake) is owned 100% by the Company’s Chief Executive Officer.  During the second quarter 2009 and concurrent with an expiring leased facility, the Company leases approximately 25,000 square feet of combined office and warehouse space from Chesapeake.

The following table sets forth transactions the Company has entered into with the above related parties for the three months ended March 31, 2011 and 2010.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenue
Telco P&C, LLC	$220,976	$246,247
Chesapeake Mission Critical, LLC	149,763	1,298
Total	$370,739	$247,545
Cost of Revenue
CTS Services, LLC	$9,285	$78,146
Chesapeake Mission Critical, LLC	65,552	6,800
S3 Integration, LLC	38,271	97,106
Telco P&C, LLC	-	1,077
Total	$113,108	$183,129
Selling, general and administrative
Office rent paid to Chesapeake Tower Sytsems	57,923	29,117
Office rent paid to TPR Group Re Three, LLC	142,732	100,927
Total	$200,655	$130,044

	Three Months Ended
	March 31, 2011	December 31, 2011
Accounts receivable/(payable):
CTS Services, LLC	$7,155	$17,555
CTS Services, LLC	(7,073)	-
Chesapeake Mission Critical, LLC	287,426	-
Telco P&C, LLC	339,280	364,348
Telco P&C, LLC	(600)	(600)
S3 Integration, LLC	(1,905)	(25,924)
Total Accounts receivable	$633,861	$381,903
Total Accounts (payable)	$(9,578)	$(26,524)

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

 Although we will closely monitor our proposal pricing and the volume of the work, we have seen our margins decrease and cannot be certain that our current margins will be sustained.  Furthermore, given the economic environment, to the extent the volume of our contracts further decreases, we may have to take additional measures to reduce our operating costs through additional reductions in general, administrative and marketing costs, including potential reductions in personnel and related costs.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis or time and materials basis, and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At March 31, 2011, we had authorizations to proceed with work for approximately $11.0 million, or 40% of our total backlog of $27.7 million. At December 31, 2010, we had authorizations to proceed with work for approximately $13.9 million, or 45% of our total backlog of $30.6 million.

Approximately $19.4 million, or 71% of our backlog, relates to three customers at March 31, 2011 and $25.9 million, or 85%, to four customers at December 31, 2010.  Additionally, two customers, who comprised 37% and 42% of our total backlog at March 31, 2011 and December 31, 2010, respectively, were purchased in 2010.  We are unable to determine the effect the transaction may have on continued business with our customer.

As of March 31, 2011, our backlog was approximately $27.7 million, compared to approximately $30.6 million at December 31, 2010. We believe that approximately 45% of the backlog at March 31, 2011 will be recognized during the next nine months. The following table reflects the value of our backlog in the above three categories as of March 31, 2011 and December 31, 2010, respectively.

(In millions)

	March 31,	December 31,
	2011	2010
Technology consulting	$10.6	$9.9
Construction management	4.8	7.5
Facilities management	12.3	13.2
Total	$27.7	$30.6

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

Non-cash Compensation

The Company applies the fair value method that requires all share-based payments to employees be expensed over their requisite service period based on their fair value at the grant date.  The recognition of the value of the instruments results in compensation or professional expenses in our financial statements. The expense differs from other compensation and professional expenses in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such restricted stock vests. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

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

Long-Lived Assets (Excluding Goodwill)

In accordance with the accounting guidance related to accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of its long-lived assets as of March 31, 2011 are fully realizable.

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

We adopted ASC 740 Income Taxes, which prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  As of March 31, 2011, we do not have any material gross unrecognized tax benefit liabilities.

We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business combinations – disclosure of supplementary pro forma information,” (“ASU 2010-29”) to amend topic ASC 805 “Business Combinations,” by improving disclosure requirements related to the business combinations performed during the year being reported on.  Under the amended guidance, a public entity that presents comparative financial statements must disclose the pro forma revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the prior annual reporting period.  The adoption of ASU 2010-29 did not have a material impact on the Company’s condensed consolidated financial statements.

Results of operations for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Revenue. Revenue decreased $7.5 million to $9.6 million for the three months ended March 31, 2011 from $17.1 million for the three months ended March 31, 2010.  The decrease primarily relates to a large construction management project that was entering its final stages in the first quarter of 2011 as compared to it entering into full production in the first quarter of 2010.

Cost of Revenue. Cost of revenue decreased $9.2 million to $5.5 million for the three months ended March 31, 2011 from $14.7 million for the three months ended March 31, 2010.  The decrease in revenue described above was the primary driver for the decrease in cost of revenues.

             Gross Margin Percentage.  Gross margin percentage increased to 43.0% for the three months ended March 31, 2011 compared to 14.1% for the three months ended March 31, 2010.  The increase in gross margin is attributable primarily to the effect of a large construction management project entering its final stages of completion, whereby claims and estimates relating to disputed change orders were concluded and we experienced an improving mix in our services.  We anticipate that gross margin will trend towards 15% to 20% for the remainder of the year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.4 million to $3.0 million for the three months ended March 31, 2011 from $2.6 million for the three months ended March 31, 2010. The increase is primarily driven by $0.5 million increase in salaries, commissions and related costs due to a reinstatement of salaries in the second half of 2010 as a result of increased profitability.  We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation.  Depreciation remained consistent at $0.1 million for the three months ended March 31, 2011 compared to $0.1 million for the three months ended March 31, 2010.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($16,834) for the three months ended March 31, 2011 compared to ($38,789) for the three months ended March 31, 2010.

Financial Condition, Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2011	2010	Change
Net income (loss)	$1,021,926	$(290,151)	$1,312,077
Adjustments to reconcile net income (loss) to net cash
used in) provided by operations:
Depreciation and amortization	62,699	95,479	(32,780)
Stock-based compensation	166,910	155,858	11,052
Provision for doubtful accounts	30,000	-	30,000
Other non-cash items	-	2,935	(2,935)
Net adjustments to reconcile net income for non-cash items	259,609	254,272	38,117
Net change in working capital	(5,212,088)	4,010,315	(9,222,403)
Cash (used in) provided by operations	(3,930,553)	3,974,436	(7,872,209)
Cash provided by (used in) investing	22,796	(27,515)	50,311
Cash used in financing	(109,897)	(103,947)	(5,950)
Net (decrease) increase in cash	$(4,017,654)	$3,842,974	$(7,827,848)

Cash and cash equivalents decreased $4.0 million to $7.0 million at March 31, 2011 from $11.0 million at December 31, 2010. The decrease was primarily attributable to $4.0 million used in operating activities driven by a $5.2 million decrease in working capital.

Operating Activity

Net cash used by operating activities totaled $3.9 million for the three months ended March 31, 2011 compared to $4.0 million provided by operating activities for the three months ended March 31, 2010. The $7.9 million decrease in operating cash flow was attributable to a $9.2 million decrease in working capital, offset in part by an increase in net income of $1.3 million.  The decrease in working capital was attributable primarily to a significant project entering into the closure process in the first quarter 2011 as compared to the same project under full production and being billed ahead in the first quarter 2010. The result of the project concluding attributed primarily to the decrease in billings in excess of costs and accounts payable of $3.7 million and $3.4 million, respectively for the three months ended March 31, 2011.

Investing Activity

Net cash provided by investing activities increased $50,311 to $22,796 for the three months ended March 31, 2011 from $27,515 used in for the three months ended March 31, 2010.  The increase was associated with proceeds from repayment of notes issued in the sale of Rubicon, which principal began amortizing in April 2010.

Financing Activity

Net cash used in financing remained consistent at $0.1 million for the three months ended March 31, 2011 and 2010.  For the three months ended March 31, 2011, financing activities consisted primarily of scheduled seller note repayments as compared to treasury stock repurchases associated with payment of taxes on the vesting of restricted stock held by employees for the three months ended March 31, 2010.

  Non-Cash Financing Activity

On February 28, 2010, we entered into an agreement with our COO to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 shares of our common stock.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital.   The shares will be subject to that certain Registration Rights Agreement between us and the COO. The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.

There were no and no other non-cash activities during the three months ended March 31, 2011 and 2010, respectively.

Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income (loss):

	(Unaudited)
	For the Three Months Ended
	March 31, 2011	March 31, 2010
Adjusted EBITDA	$1,298,369	$19,863
Stock-based compensation	(166,910)	(155,858)
Lease exit costs	-	(19,888)
Provision for bad debts	(30,000)	-
EBITDA	$1,101,459	$(155,883)
Interest (income) expense, net	(16,834)	(38,789)
Income tax expense (benefit)	-	-
Depreciation and amortization	(62,699)	(95,479)
Net income (loss)	$1,021,926	$(290,151)

Adjusted EBITDA increased $1.3 million to $1.3 million in the three months ended March 31, 2011 from zero for the three months ended March 31, 2010.  The increase was primarily driven by increased gross profit for the three months ended March 31, 2011.  Please refer to the preceding discussion within this “Results of Operations” section.

 Adjusted EBITDA is a supplemental financial measure not defined in GAAP. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, impairment loss on goodwill and other intangibles, net, stock-based compensation, lease exit costs, and provision for bad debts. We present Adjusted EBITDA because we believe this supplemental measure of operating performance is helpful in comparing our operating results across reporting periods on a consistent basis by excluding items that may, or could, have a disproportionate positive or negative impact on our results of operations in any particular period.   We also use Adjusted EBITDA as a factor in evaluating the performance of certain management personnel when determining incentive compensation.  We believe that the line item on the consolidated statement of operations entitled “net income” is the most directly comparable GAAP financial measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. Adjusted EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information that is included in net income attributable to the Company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

·
It does not include impairment loss on goodwill and other intangibles, net. Because we utilize goodwill and other intangibles to generate revenues in our operations, this is a periodic and ongoing cost of our operations.

·
It does not include stock-based compensation.  Stock based compensation is a necessary and ongoing part of our costs and has assisted us in reducing our cash compensation to attract and retain our workforce who support and generate revenues.  Stock-based compensation will remain a key element of our overall compensation program.

·	It does not include provision for bad debts. Provision for bad debts is necessary as we take credit risk with customers and is an ongoing part of our operations.

·	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue.

·	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations.

·
It does not include depreciation and amortization. We must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations.

Other Companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

We had $7.0 million and $11.0 million of unrestricted cash and cash equivalents at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011, we have financed our operations primarily with cash on hand and operating cash flows.

Our current corporate focus is centered on growing cash reserves, while attempting to organically grow profitability and corresponding cash flow.  During 2009 and through 2010, we worked to increase project utilization and realign selling, general and administrative expenses through cost cutting measures.  In our efforts to maintain and grow profitability, we will closely monitor our costs relative to actual and anticipated revenues and may make further reductions to selling, general and administrative expenses including but not limited to personnel and related costs and marketing.

In an effort to improve our capitalization and liquidity in 2010, we sought to restructure scheduled debt repayments with our creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, we eliminated scheduled debt repayments through debt forgiveness of approximately $0.6 million owed to the former sellers of TSS/Vortech. On February 28, 2010, we improved our net worth through the principal conversion of $1.3 million of principal due on a seller note to our COO.  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues undertaken through 2010, the resulting operating profitability and the prior year financial restructuring of the $4.0 million note to our COO, we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements and financing obligations through the next twelve months.  If we experience an increase in revenue, we will attempt to maximize a fixed operating structure and attempt to take a measured approach in any increase to selling, general and administrative costs to support that additional revenue.  We may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Although we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months, failure to obtain additional financing, if necessary, could have a material adverse impact our business, financial condition and earnings.

Off Balance Sheet Arrangements

As of March 31, 2011, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2 contain or incorporate a number of forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “anticipates,” ”plans,” “expects” and similar expressions that are intended to identify forward-looking statements. You should read such statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our 2010 Annual Report on Form 10-K

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Three Months Ended March 31, 2011	Total Shares Purchased (a)	Average Price Paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
January 1, 2011-January 31, 2011	6,501	$1.50	-	-
February 1, 2011- February 28, 2011	-	-	-	-
March 1, 2011-March 31, 2011	14,301	1.49	-	-
Total	20,802	$1.49	-	-

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

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

FORTRESS INTERNATIONAL GROUP, INC.

Date: May 16, 2011	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: May16, 2011	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer and Principal Financial Officer)