Form 10-Q
period 2011-06-30
Fortress International Group, Inc.
filed 2011-08-15
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of August 1, 2011              14,704,039

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$7,274,395	$10,980,420
Contract and other receivables, net	8,554,227	10,134,475
Costs and estimated earnings in excess of billings on uncompleted contracts	1,001,524	1,079,813
Prepaid expenses and other current assets	664,655	555,375
Total current assets	17,494,801	22,750,083
Property and equipment, net	330,780	375,926
Goodwill	3,811,127	3,811,127
Other intangible assets, net	60,000	60,000
Other assets	32,778	40,210
Total assets	$21,729,486	$27,037,346
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$125,000	$200,572
Accounts payable and accrued expenses	4,367,715	9,370,446
Billings in excess of costs and estimated earnings on uncompleted contracts	4,419,859	7,892,460
Total current liabilities	8,912,574	17,463,478
Convertible notes, less current portion	2,707,301	2,750,000
Other liabilities	106,234	137,218
Total liabilities	11,726,109	20,350,696
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 49,000,000 and 100,000,000 shares authorized; 14,022,543 and 13,857,127 issued; 13,516,533 and 13,384,860 outstanding at June 30, 2011 and December 31, 2010, respectively	1,402	1,386
Additional paid-in capital	65,631,695	65,247,545
Treasury stock 506,010 and 472,267 shares at cost at June 30, 2011 and December 31, 2010, respectively	(1,136,670)	(1,084,809)
Accumulated deficit	(54,493,050)	(57,477,472)
Total stockholders' equity	10,003,377	6,686,650
Total liabilities and stockholders’ equity	$21,729,486	$27,037,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Results of Operations:
Revenue	$10,515,498	$22,654,415	$20,130,427	$39,769,907
Cost of revenue	6,614,311	19,454,452	12,093,169	34,105,423
Gross profit	3,901,187	3,199,963	8,037,258	5,664,484
Operating expenses:
Selling, general and administrative	2,795,556	2,649,436	5,830,167	5,269,841
Depreciation and amortization	57,798	92,321	120,498	187,800
Total operating costs	2,853,354	2,741,757	5,950,665	5,457,641
Operating income	1,047,833	458,206	2,086,593	206,843
Interest income (expense), net	(4,422)	(23,816)	(21,255)	(62,605)
Other income (expense), net	919,084	-	919,084	-
Income before income taxes	1,962,495	434,390	2,984,422	144,238
Income tax expense	-	-	-	-
Net income	$1,962,495	$434,390	$2,984,422	$144,238
Basic Earnings per Share:
Earnings per common share	$0.15	$0.03	$0.22	$0.01
Weighted average common shares outstanding	13,456,310	13,370,738	13,427,997	13,193,534
Diluted Earnings per Share:
Earnings per common share	$0.13	$0.03	$0.21	$0.01
Weighted average common shares outstanding	14,899,608	14,156,784	14,828,141	14,010,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities:
Net income	$2,984,422	$144,238
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	120,498	187,800
Provision for doubtful accounts	90,000	-
Stock-based compensation	342,183	355,344
Other non cash items	(78,944)	(36,484)
Changes in operating assets and liabilities:
Contracts and other receivables	1,490,248	3,472,804
Costs and estimated earnings in excess of billings on uncompleted contracts	78,289	(367,886)
Prepaid expenses and other current assets	(199,621)	(248,917)
Other assets	7,432	191,970
Accounts payable and accrued expenses	(4,820,075)	1,049,783
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,472,601)	2,666,811
Other liabilities	(30,984)	(21,395)
Net cash (used in) provided by operating activities	(3,489,153)	7,394,068
Cash Flows from Investing Activities:
Purchase of property and equipment	(75,352)	(72,688)
Proceeds from repayment of note in connection with the sale of substantially all assets and liabilities of Rubicon	90,341	118,151
Net cash provided by investing activities	14,989	45,463
Cash Flows from Financing Activities:
Payments on notes payable	-	(4,915)
Payment on seller notes	(180,000)	(36,461)
Purchase of treasury stock	(51,861)	(116,038)
Net cash used in financing activities	(231,861)	(157,414)
Net (decrease) increase in cash	(3,706,025)	7,282,117
Cash, beginning of period	10,980,420	2,263,146
Cash, end of period	$7,274,395	$9,545,263
Supplemental disclosure of cash flow information:
Cash paid for interest	$107,910	$126,444
Cash paid for taxes	-	27,323
Supplemental disclosure of non-cash operating activities:
Interest forgiveness in settlement of SMLB seller notes	$25,310	$-
Supplemental disclosure of non-cash financing activities:
Promissory notes, issued to an officer, converted to common stock	$-	$1,250,000
Principal forgiveness in settlement of SMLB seller notes	20,572	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).

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

The Company’s focus is centered on growing long term cash reserves, while attempting to organically grow profitability and corresponding cash flow.  In response to the downturn in the economy during 2009, 2010 and continuing in 2011, the Company worked to increase project utilization and realign selling, general and administrative expenses through cost cutting measures.  In our efforts to maintain and grow profitability, we will closely monitor our costs relative to actual and anticipated revenues and may make further reductions to selling, general and administrative expenses including but not limited to personnel and related costs and marketing.

In an effort to improve our capitalization and liquidity in 2010, the Company sought to restructure scheduled debt repayments with its creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, the Company eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million owed to the former sellers of TSS/Vortech. On February 28, 2010, the Company improved its net worth through the principal conversion of $1.3 million of principal due on a seller note to its Chief Operating Office (“COO”).  Furthermore, the principal repayment of the remaining $2.8 million was amended to begin in the second quarter of 2012.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues undertaken during 2010, the resulting operating profitability and the financial restructuring of the $4.0 million note to our COO, management believes the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy its expected working capital, capital expenditure and investment requirements and financing obligations through the next twelve months.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business combinations – disclosure of supplementary pro forma information,” (“ASU 2010-29”) to amend topic ASC 805 “Business Combinations,” by improving disclosure requirements related to the business combinations performed during the year being reported on.  Under the amended guidance, a public entity that presents comparative financial statements must disclose the pro forma revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the prior annual reporting period.  The provision of ASU 2010-29 will be adopted in the event of future acquisitions.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Accounts Receivable, net

The Company had an accounts receivable allowance for doubtful accounts of $0.1 and $0.5 million at June 30, 2011 and December 31, 2010.  The reduction in allowance of $0.4 million was attributable to accounts receivable written off during the three months ended June 30, 2011, as the Company ceased its collection efforts of certain previously reserved accounts.  Bad debt expense for the three months ended June 30, 2011 and 2010 was $0.1 million and zero, respectively.  Bad debt expense for the six months ended June 30, 2011 and 2010 was $0.1 million and zero, respectively.

Included in accounts receivable was retainage associated with construction projects totaling $0.2 million and $0.5 million at June 30, 2011 and December 31, 2010, respectively.

The Company earned approximately 42% and 74% of its revenue from two customers for the three months ended June 30, 2011 and 2010, respectively.  The Company earned approximately 43% and 72% of its revenue from two customers for the six months ended June 30, 2011 and 2010, respectively. Accounts receivable from these customers at June 30, 2011 and December 31, 2010 was $3.0 million and $1.2 million, respectively.

(3)	Basic and Diluted Earnings per Share

Basic and diluted net earnings per common share are computed as follows:

	Three Months Ended June 30,
	2011			2010
	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Net income	$1,962,495	13,456,310	$0.15	$434,390	13,370,738	$0.03
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	1,065,658	(0.01)	-	786,046	-
Unsecured convertible note	28,323	377,640	(0.01)	-	-	-
DILUTED EARNINGS PER SHARE	$1,990,818	14,899,608	$0.13	$434,390	14,156,784	$0.03

	Six Months Ended June 30,
	2011			2010
	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Net income	$2,984,422	13,427,997	$0.22	$144,238	13,193,534	$0.01
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	1,022,504	(0.01)	-	816,768	-
Unsecured convertible note	56,372	377,640	-	-	-	-
DILUTED EARNINGS PER SHARE	$3,040,794	14,828,141	$0.21	$144,238	14,010,302	$0.01

87,167 unvested restricted stock units and options to purchase 700,000 shares of common stock that were outstanding at June 30, 2010 were not included in the computation of diluted net income per common share for the three and six months ended June 30, 2010 because the restricted stock units vested only if the closing price per share of the Company’s common stock was at least $3.00 and the stock options were out of the money.  Additionally, for the three and six months ended June 30, 2010, all convertible notes were omitted from the earnings per share calculation because the effect of conversion would be anti-dilutive.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Employee Benefit Plans

Restricted Stock

For the three months ended June 30, 2011 and June 30, 2010, the Company granted 165,000 and 90,000 shares of restricted stock, respectively, under the 2006 Omnibus Incentive Compensation Plan (Stock Plan). For the three months ended June 30, 2011 and 2010, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.2 million in both periods.

For the six months ended June 30, 2011 and June 30, 2010, the Company granted 231,250 and 90,000 shares of restricted stock, respectively, under the Stock Plan.  For the six months ended June 30, 2011 and 2010, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.3 million in both periods.

At June 30, 2011, there was approximately $0.5 million of unrecognized stock compensation with a weighted average remaining life of approximately one year.

(5)	Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of June 30, 2011 and December 31, 2010, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)	Notes Payable

	June 30, 2011	December 31, 2010

Convertible, unsecured promissory note, due 2012 (4.0%)	$2,832,301	$2,750,000
Unsecured promissory note, due 2011 (6.0%)	-	120,572
Unsecured promissory note, due 2011 (6.0%)	-	80,000
Total debt	2,832,301	2,950,572
Less current portion	125,000	200,572
Total debt, less current portion	$2,707,301	$2,750,000

During the six months ended June 30, 2011, the Company made its final payment of $0.1 million and $0.1 million on seller notes associated with the acquisition of Innovative Power Systems, Inc. (“Innovative”) and SMLB, Ltd. (“SMLB”), respectively.

During the three months ended June 30, 2011, the Company paid $0.1 million in settlement of the unsecured promissory notes held by the sellers of SMLB that previously were not paid on schedule at December 31, 2010.  As part of the settlement, the Company received a full release that no other amounts were due under any of the provisions of the purchase agreement.   The settlement resulted in extinguishment of principal and accrued interest totaling $0.05 million, which was recorded in other income.

On February 28, 2010, the COO entered into an agreement with the Company to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 shares of the Company’s common stock.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital.   The shares will be subject to a Registration Rights Agreement between the Company and the COO. The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note from 6% to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.

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

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by each of the Company’s Chief Executive Officer and its Chief Operating Officer. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. Upon entering the lease, the Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

Chesapeake Tower Systems, LLC (Chesapeake) is owned 100% by the Company’s Chief Executive Officer.  The Company leases approximately 25,000 square feet of combined office and warehouse space from Chesapeake.  Upon entering the lease, the Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth transactions the Company has entered into with the above related parties for the three and six months ended June 30, 2011 and 2010.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue
Telco P&C, LLC	$64,095	$219,088	$285,071	$465,335
Chesapeake Mission Critical, LLC	132,203	10,202	281,966	11,500
Total	$196,298	$229,290	$567,037	$476,835
Cost of Revenue
CTS Services, LLC	$8,128	$55,963	$17,413	$134,109
Chesapeake Systems, LLC	6,000	-	6,000	-
Chesapeake Mission Critical, LLC	5,639	80,967	71,191	87,767
S3 Integration, LLC	12,426	203,180	50,697	300,286
Telco P&C, LLC	-	36,201	-	37,278
Total	$32,192	$376,311	$145,300	$559,440
Selling, general and administrative
Office rent paid on Chesapeake Tower Sytsems	$37,998	$45,901	$95,921	$75,018
Office rent paid to TPR Group Re Three, LLC	71,366	100,927	214,099	201,854
Total	$109,364	$146,828	$310,020	$276,872

	June 30, 2011	December 31, 2010
Accounts receivable/(payable):
CTS Services, LLC	$7,155	$17,555
CTS Services, LLC	(6,728)	-
Chesapeake Mission Critical, LLC	-	-
Chesapeake Mission Critical, LLC	-	-
Chesapeake Tower Systems, Inc.	(12,666)	-
Telco P&C, LLC	265,646	364,348
Telco P&C, LLC	(600)	(600)
LH Cranston & Sons, Inc.	-	-
S3 Integration, LLC	(6,290)	(25,924)
TPR Group RE Three, LLC	-	-
Total Accounts receivable	$272,801	$381,903
Total Accounts (payable)	$(26,284)	$(26,524)

(8)	Subsequent Events

The Company reviewed activity through the filing date and no items requiring disclosure were noted.

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

The company’s strategic growth through acquisitions was suspended due to the downturn in the economy, the impact this had on its existing customer base, and the impact it had on the company’s own financial security and common stock value.  The corporate focus became centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that focus.   The Company engaged an investment bank to assist it in evaluating various disposition and financial alternatives, which culminated in the sale of the Rubicon division to its management and former owners on December 29, 2009.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis or time and materials basis, and (2) contracts awarded to us where some, but not all, of the work has not yet been authorized. At June 30, 2011, we had authorizations to proceed with work for approximately $31.3 million, or 76% of our total backlog of $41.1 million. At December 31, 2010, we had authorizations to proceed with work for approximately $13.9 million, or 45% of our total backlog of $30.6 million.

Approximately $25.1 million, or 61% of our backlog, relates to two customers at June 30, 2011 and $25.9 million, or 85%, to four customers at December 31, 2010.  Additionally, two customers who comprised 3% and 42% of our total backlog at June 30, 2011 and December 31, 2010, respectively, were purchased in 2010.  As a result of one of the acquisitions, a customer cancelled a contract during the second quarter 2011 resulted in a $7.2 million reduction in backlog at June 30, 2011.  We are unable to determine the effect that the second customer transaction may have on our continued business with this customer.

As of June 30, 2011, our backlog was approximately $41.1 million, compared to approximately $30.6 million at December 31, 2010. We believe that approximately 48% of the backlog at June 30, 2011 will be recognized during the next six months. The following table reflects the value of our backlog in the above three categories as of June 30, 2011 and December 31, 2010, respectively.

(In millions)

	June 30,	December 31.
	2011	2010
Technology consulting	$9.7	$9.9
Construction management	20.1	7.5
Facilities management	11.3	13.2
Total	$41.1	$30.6

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

The estimated fair market value of identified intangible assets with definitive lives are amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events.  We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

Long-Lived Assets (Excluding Goodwill)

In accordance with the accounting guidance related to accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of our long-lived assets as of June 30, 2011 are fully realizable.

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

We adopted ASC 740 Income Taxes, which prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  As of June 30, 2011, we do not have any material gross unrecognized tax benefit liabilities.

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

Results of operations for the three months ended June 30, 2011 compared with the three months ended June 30, 2010.

Revenue. Revenue decreased $12.1 million to $10.5 million for the three months ended June 30, 2011 from $22.7 million for the three months ended June 30, 2010.  The decrease primarily relates to a large construction management project that was substantially complete in the second quarter of 2011 as compared to it entering full production in the second quarter of 2010.

Cost of Revenue. Cost of revenue decreased $12.8 million to $6.6 million for the three months ended June 30, 2011 from $19.5 million for the three months ended June 30, 2010.  The decrease in revenue described above was the primary driver for the decrease in cost of revenue.

Gross Margin Percentage.   Gross margin percentage increased to 37.1% for the three months ended June 30, 2011 compared to 14.1% for the three months ended June 30, 2010.  The increase in gross margin percentage is attributable primarily to the effect of a large construction management project entering its final stages of completion, whereby claims associated with delivered product were concluded and we experienced an improved mix in our services.  We anticipate that the gross margin percentage will trend towards 15% to 20% for the remainder of the year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.2 million to $2.8 million for the three months ended June 30, 2011 from $2.6 million for the three months ended June 30, 2010. The increase is primarily driven by $0.4 million increase in salaries, commissions and related costs due to a reinstatement of previously reduced salaries in the second half of 2010 as a result of increased profitability, offset by $0.3 million in aggregate reductions in professional fees and office related costs.  We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation.  Depreciation remained consistent at $0.1 million for the three months ended June 30, 2011 compared to $0.1 million for the three months ended June 30, 2010.

Interest income (expense), net. Interest income (expense), net decreased $19,349 to ($4,422) for the three months ended June 30, 2011 compared to ($23,816) for the three months ended June 30, 2010. The decrease is due to lower average balances from principal repayments and settlement of notes.

Other income (expense), net. Other income (expense), net increased $0.9 million to $0.9 million for the three months ended June 30, 2011 compared to zero for the three months ended June 30, 2010.  The increase was primarily a result of the Company settling a dispute relating to a potential project.   The parties reached a mutual settlement that included a general release through the date of the agreement. As the settlement was unrelated to an existing customer contract or ongoing customer relationship, it has been included as other income.

Results of operations for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

Revenue. Revenue decreased $19.6 million to $20.1 million for the six months ended June 30, 2011 from $39.8 million for the six months ended June 30, 2010.  The decrease primarily relates to a large construction management project that was entering final stages and was substantially complete in the second quarter of 2011 as compared to it being in full production during the six months ended June 30, 2010.

Cost of Revenue. Cost of revenue decreased $22.0 million to $12.1 million for the six months ended June 30, 2011 from $34.1 million for the six months ended June 30, 2010.  The decrease in revenue described above was the primary driver for the decrease in cost of revenue.

Gross Margin Percentage.   Gross margin percentage increased to 39.9% for the six months ended June 30, 2011 compared to 14.2% for the six months ended June 30, 2010.  The increase in gross margin percentage is attributable primarily to the effect of a large construction management project entering its final stages of completion, whereby claims and estimates relating to disputed change orders were concluded and we experienced an improved mix in our services.  We anticipate that the gross margin percentage will trend towards 15% to 20% for the remainder of the year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.5 million to $5.8 million for the six months ended June 30, 2011 from $5.3 million for the six months ended June 30, 2010. The increase is primarily driven by $0.5 million increase in salaries, commissions and related costs due to a reinstatement of previously reduced salaries in the second half of 2010 as a result of increased profitability.  We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation.  Depreciation decreased $0.1 million to $0.1 million for the six months ended June 30, 2011 compared to $0.2 million for the six months ended June 30, 2010.  The decrease in depreciation expense is a result of a slight decrease in the average depreciable asset balance as certain assets reached their fully depreciable lives.

Interest income (expense), net. Our interest income (expense), net decreased $41,350 to ($21,255) for the six months ended June 30, 2011 compared to ($62,605) for the six months ended June 30, 2010. The decrease is due to lower average balances from principal repayments and settlement of notes.

Other income (expense), net. Other income (expense), net increased $0.9 million to $0.9 million for the six months ended June 30, 2011 compared to zero for the six months ended June 30, 2010.  The increase was primarily a result of the Company settling a dispute relating to a potential project.   The parties reached a mutual settlement that included a general release through the date of the agreement.  As the settlement was unrelated to an existing customer contract or ongoing customer relationship, it has been included as other income.

Financial Condition, Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2011	2010	Change
Net income	$2,984,422	$144,238	$2,840,184
Adjustments to reconcile net income to net cash used in) provided by operations:
Depreciation and amortization	120,498	187,800	(67,302)
Stock and warrant-based compensation	342,183	355,344	(13,161)
Provision for doubtful accounts	90,000	-	90,000
Other non-cash items	(78,944)	(36,484)	(42,460)
Net adjustments to reconcile net income for non-cash items	473,737	506,660	34,379
Net change in working capital	(6,947,312)	6,743,170	(13,690,482)
Cash (used in) provided by operations	(3,489,153)	7,394,068	(10,815,919)
Cash provided by investing	14,989	45,463	(30,474)
Cash used in financing	(231,861)	(157,414)	(74,447)
Net (decrease) increase in cash	$(3,706,025)	$7,282,117	$(10,920,840)

Cash and cash equivalents decreased $3.7 million to $7.3 million at June 30, 2011 from $11.0 million at December 31, 2010. The decrease was primarily attributable to $3.5 million used in operating activities driven by a $7.0 million decrease in working capital.

Operating Activity

Net cash used by operating activities totaled $3.5 million for the six months ended June 30, 2011 compared to $7.4 million provided by operating activities for the six months ended June 30, 2010. The $10.8 million decrease in operating cash flow was attributable to a $13.7 million decrease in working capital, offset in part by an increase in net income of $2.8 million.  The decrease in working capital was attributable primarily to a significant project entering into the closure process in the six months ended June 30, 2011 as compared to the same project under full production and being billed ahead during the six months ended June 30, 2010. The result of the project concluding attributed primarily to the decrease in billings in excess of costs and accounts payable of $3.5 million and $4.8 million, respectively for the six months ended June 30, 2011.

Investing Activity

Net cash provided by investing activities was consistent during the six months ended June 30, 2011 and 2010.  During the six months ended June 30, 2011 and 2010, the company received proceeds of $0.1 million in repayment of its seller note issued in conjunction with the disposition of Rubicon.  At June 30, 2011, the note receivable balance was $60,000 which will be paid in full by October 2011.

Financing Activity

Net cash used in financing remained consistent at $0.2 million for the six months ended June 30, 2011 and 2010.  For the six months ended June 30, 2011, financing activities consisted primarily of the scheduled and final seller note repayments due to the Innovative and SMLB sellers,  as compared to treasury stock repurchases associated with payment of taxes on the vesting of restricted stock held by employees for the three months ended June 30, 2010.

Non-Cash Financing Activity

During the six months ended June 30, 2011, we paid $0.1 million in settlement of the unsecured promissory notes held by the sellers of SMLB that previously were not paid on schedule at December 31, 2010.  As part of the settlement, we received a full release that no other amounts were due under any of the provisions of the purchase agreement.   The settlement resulted in extinguishment of principal and accrued interest totaling $0.05 million, which was recorded in other income.

On February 28, 2010, we entered into an agreement with our COO to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 shares of our common stock.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital.   The shares will be subject to a Registration Rights Agreement between us and the COO. The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.

There were no other non-cash activities during the three and six months ended June 30, 2011 and 2010, respectively.

Adjusted EBITDA

 A reconciliation of Adjusted EBITDA to net income:

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$1,962,495	$434,390	$2,984,422	$144,238
Interest (income) expense, net	4,422	23,816	21,255	62,605
Income tax expense (benefit)	-	-	-	-
Depreciation and amortization	57,798	92,321	120,498	187,800
EBITDA	$2,024,715	$550,527	$3,126,175	$394,643
Stock based compensation	175,257	199,486	342,183	355,344
Other income (expense), net	(919,084)	-	(919,084)	-
Lease exit costs	(33,062)	-	(33,062)	19,888
Provision for bad debts	60,000	-	90,000	-
Adjusted EBITDA	$1,307,826	$750,013	$2,606,212	$769,875

Adjusted EBITDA increased $0.5 million to $1.3 million in the three months ended June 30, 2011 from $0.8 million for the three months ended June 30, 2010.  The increase was primarily driven by increased gross profit for the three months ended June 30, 2011.  Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA increased $1.8 million to $2.6 million in the six months ended June 30, 2011 from $0.8 million for the six months ended June 30, 2010.  The increase was primarily driven by increased gross profit for the six months ended June 30, 2011.  Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA is a supplemental financial measure not defined in GAAP. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, impairment loss on goodwill and other intangibles, net, stock-based compensation, other income (expense), net, lease exit costs, and provision for bad debts. We present Adjusted EBITDA because we believe this supplemental measure of operating performance is helpful in comparing our operating results across reporting periods on a consistent basis by excluding items that may, or could, have a disproportionate positive or negative impact on our results of operations in any particular period.   We also use Adjusted EBITDA as a factor in evaluating the performance of certain management personnel when determining incentive compensation.  We believe that the line item on the consolidated statement of operations entitled “net income” is the most directly comparable GAAP financial measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. Adjusted EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information that is included in net income attributable to the Company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

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

·	It does not include provision for bad debts. Provision for bad debts is necessary as we take credit risk with customers and is an ongoing part of our operations.

·	It does not include other income (expense). Other income (expense) is necessary as it is an ongoing part of our operations.

·	It does not include lease exit costs. Lease exit costs are necessary as we manage the utilization of space based on our work force requirements and it’s an ongoing part of our operations.

·	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue.

·	It does not include taxes. The payment of taxes is a necessary and ongoing part of our operations.

·
It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations.

Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

 Liquidity and Capital Resources

We had $7.3 million and $11.0 million of unrestricted cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively. During the six months ended June 30, 2011, we have financed our operations primarily with cash on hand and operating cash flows.

Our current corporate focus is centered on growing long term cash reserves, while attempting to organically grow profitability and corresponding cash flow.  While our cash has declined $3.7 million from year end, our total working capital has increased $3.3 million to $8.6 million at June 30, 2011 from $5.3 million at December 31, 2010.  During 2009 and 2010, we worked to increase project utilization and realign selling, general and administrative expenses through cost cutting measures.  In our efforts to maintain and grow profitability, we will closely monitor our costs relative to actual and anticipated revenues and may make further reductions to selling, general and administrative expenses including but not limited to personnel and related costs and marketing.

In an effort to improve our capitalization and liquidity in 2010, we sought to restructure scheduled debt repayments with our creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, we eliminated scheduled debt repayments through debt forgiveness of approximately $0.6 million owed to the former sellers of TSS/Vortech. On February 28, 2010, we improved our net worth through the principal conversion of $1.3 million of principal due on a seller note to our COO.  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.  To add further liquidity, we may seek an operating line of credit to complement normal course of business working capital demands, which may also enhance our bonding capability.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues undertaken through 2010, the resulting operating profitability and the prior year financial restructuring of the $4.0 million note to our COO, we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements and financing obligations through the next twelve months.  The next twelve month financing obligations are anticipated to total approximately $0.1 million related to debt services of existing seller notes. If we experience an increase in revenue, we will attempt to maximize a fixed operating structure and attempt to take a measured approach in any increase to selling, general and administrative costs to support that additional revenue.

We may elect to secure additional capital in the future, at acceptable terms, to further improve or add to our liquidity or fund acquisitions. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations.

Off Balance Sheet Arrangements

As of June 30, 2011, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Three	Total Shares	Price Paid	Publically Announced	To Be Purchased Under
Months Ended June 30, 2011	Purchased (a)	per Share	Plans	Plans
April 1, 2011-April 30, 2011	-	$-	-	-
May 1, 2011- May 31, 2011	12,942	1.61	-	-
June 1, 2011-June 30, 2011	-	-	-	-
Total	12,942	$1.61	-	-

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

FORTRESS INTERNATIONAL GROUP, INC.

Date: August 15, 2011	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer and Principal Financial Officer)