Form 10-Q
period 2011-09-30
Fortress International Group, Inc.
filed 2011-11-14
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of November 1, 2011              14,626,162

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$7,490,034	$10,980,420
Contract and other receivables, net	6,167,974	10,134,475
Costs and estimated earnings in excess of billings
on uncompleted contracts	1,055,756	1,079,813
Prepaid expenses and other current assets	689,637	555,375
Total current assets	15,403,401	22,750,083
Property and equipment, net	333,731	375,926
Goodwill	3,839,682	3,811,127
Other intangible assets, net	60,000	60,000
Other assets	23,857	40,210
Total assets	$19,660,671	$27,037,346
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$250,000	$200,572
Accounts payable and accrued expenses	3,894,395	9,370,446
Billings in excess of costs and estimated earnings
on uncompleted contracts	2,873,858	7,892,460
Total current liabilities	7,018,253	17,463,478
Convertible notes, less current portion	2,582,301	2,750,000
Other liabilities	92,944	137,218
Total liabilities	9,693,498	20,350,696
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares
issued or outstanding	-	-
Common stock- $.0001 par value, 49,000,000 and 100,000,000 shares authorized; 14,491,307 and 13,857,127 issued; 13,857,420 and 13,384,860 outstanding at
September 30, 2011 and December 31, 2010, respectively	1,449	1,386
Additional paid-in capital	65,719,197	65,247,545
Treasury stock 633,887 and 472,267 shares at cost at
September 30, 2011 and December 31, 2010, respectively	(1,373,242)	(1,084,809)
Accumulated deficit	(54,380,231)	(57,477,472)
Total stockholders' equity	9,967,173	6,686,650
Total liabilities and stockholders’ equity	$19,660,671	$27,037,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Results of Operations:
Revenue	$7,681,732	$21,000,377	$27,812,160	$60,770,283
Cost of revenue, excluding depreciation and amortization	4,718,065	17,753,803	16,811,234	51,859,226
Gross profit, excluding depreciation and amortization	2,963,667	3,246,574	11,000,926	8,911,057
Operating expenses:
Selling, general and administrative	2,764,176	2,666,823	8,581,016	7,936,667
Depreciation and amortization	59,233	84,017	179,730	271,817
Total operating costs	2,823,409	2,750,840	8,760,746	8,208,484
Operating income	140,258	495,734	2,240,180	702,573
Interest income (expense), net	(27,440)	(30,052)	(62,023)	(92,657)
Other income (expense), net	-	-	919,084	-
Income before income taxes	112,818	465,682	3,097,241	609,916
Income tax expense	-	-	-	-
Net income	$112,818	$465,682	$3,097,241	$609,916
Basic Earnings per Share:
Earnings per common share	$0.01	$0.03	$0.23	$0.05
Weighted average common shares outstanding	13,686,977	13,415,580	13,514,323	13,252,624
Diluted Earnings per Share:
Earnings per common share	$0.01	$0.03	$0.21	$0.04
Weighted average common shares outstanding	14,915,336	14,229,238	14,857,206	14,083,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows from Operating Activities:
Net income	$3,097,241	$609,916
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	179,730	271,817
Provision for doubtful accounts	90,000	-
Stock-based compensation	429,732	453,396
Extinguishment of contract liabilities	(310,168)	-
Other non-cash items	(33,062)	(36,484)
Changes in operating assets and liabilities:
Contracts and other receivables	3,876,501	(3,823,350)
Costs and estimated earnings in excess of billings on uncompleted
contracts	24,057	286,764
Prepaid expenses and other current assets	(269,774)	(91,451)
Other assets	16,353	199,470
Accounts payable and accrued expenses	(5,029,109)	8,074,342
Billings in excess of costs and estimated earnings on
uncompleted contracts	(5,018,602)	2,994,052
Other liabilities	(44,274)	(34,597)
Net cash (used in) provided by operating activities	(2,991,375)	8,903,875
Cash Flows from Investing Activities:
Purchase of property and equipment	(137,535)	(78,045)
Proceeds from repayment of note in connection with
the sale of substantially all assets and liabilities of Rubicon	135,512	279,756
Acquisition of Alletag, Inc.	(28,555)	-
Net cash (used in) provided by investing activities	(30,578)	201,711
Cash Flows from Financing Activities:
Payments on notes payable	-	(4,915)
Payment on seller notes	(180,000)	(54,692)
Purchase of treasury stock	(288,433)	(120,021)
Net cash used in financing activities	(468,433)	(179,628)
Net (decrease) increase in cash	(3,490,386)	8,925,958
Cash, beginning of period	10,980,420	2,263,146
Cash, end of period	$7,490,034	$11,189,104
Supplemental disclosure of cash flow information:
Cash paid for interest	$107,910	$277,570
Supplemental disclosure of non-cash operating activities:
Interest forgiveness in settlement of SMLB seller notes	$25,310	$-
Supplemental disclosure of non-cash financing activities:
Promissory notes, issued to an officer, converted to common stock	$-	$1,250,000
Principal forgiveness in settlement of SMLB seller notes	20,572	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).

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

The Company’s focus is centered on growing long term cash reserves and net income, while attempting to organically grow profitability and corresponding cash flow.  In response to the downturn in the economy during the past several years and continuing in 2011, the Company worked to increase project utilization and realign selling, general and administrative expenses through cost cutting measures.  In our efforts to maintain and grow profitability, we will closely monitor our costs relative to actual and anticipated revenues and may make further reductions to operating costs.

In an effort to improve our capitalization and liquidity in 2010, the Company restructured scheduled debt repayments with its creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, the Company eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million owed to the Chief Operating Officer (“COO”). On February 28, 2010, the Company improved its net worth through the principal conversion of $1.3 million of principal due on a seller note to its COO.  Furthermore, the principal repayment of the remaining $2.8 million was amended to begin in the second quarter of 2012.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues undertaken during 2010, the resulting operating profitability and the financial restructuring of the $4.0 million owed to our COO, management believes the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy its expected working capital, capital expenditure and investment requirements and financing obligations of $0.3 million on convertible notes through the next twelve months.

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

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment.  This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  The Company neither expects early adoption of the guidance nor the adoption to have a material effect on its financial statements.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Accounts Receivable, net

The Company had an accounts receivable allowance for doubtful accounts of $0.1 and $0.5 million at September 30, 2011 and December 31, 2010.  The reduction in allowance of $0.4 million was attributable to accounts receivable written off during the nine months ended September 30, 2011, as the Company ceased its collection efforts of certain previously reserved accounts.  Bad debt expense for the three months ended September 30, 2011 and 2010 was zero.  Bad debt expense for the nine months ended September 30, 2011 and 2010 was $0.1 million and zero, respectively.

Included in accounts receivable was retainage associated with construction projects of zero and $1.1 million at September 30, 2011 and December 31, 2010, respectively.

The Company earned approximately 27 % and 74% of its revenue from two customers for the three months ended September 30, 2011 and 2010, respectively.  The Company earned approximately 39% and 72% of its revenue from two customers for the nine months ended September 30, 2011 and 2010, respectively. Accounts receivable from these customers at September 30, 2011 and December 31, 2010 was $1.0 million and $1.2 million, respectively.

(3)	Goodwill

On July 1, 2011, the Company acquired 100% of the issued and outstanding stock of Alletag Builders, Inc. (Alletag) for a cash purchase price of $28,535, including acquisition costs. The Company acquired Alletag, as it sought to expand its operations in support of a particular customer opportunity.

(4)	Basic and Diluted Earnings per Share

Basic and diluted net earnings per common share are computed as follows:

	Three Months Ended September 30,
	2011			2010
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share

BASIC EARNINGS PER SHARE
Net income	$112,818	13,686,977	$0.01	$465,682	13,415,580	$0.03
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	850,719	-	-	813,658	-
Unsecured convertible note	28,323	377,640	-	-	-
DILUTED EARNINGS PER SHARE	$141,141	14,915,336	$0.01	$465,682	14,229,238	$0.03

	Nine Months Ended September 30,
	2011			2010
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share

BASIC EARNINGS PER SHARE
Net income	$3,097,241	13,514,323	$0.23	$609,916	13,252,624	$0.05
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	965,243	(0.02)	-	830,656	(0.01)
Unsecured convertible note	84,695	377,640	-	-	-	-
DILUTED EARNINGS PER SHARE	$3,181,936	14,857,206	$0.21	$609,916	14,083,280	$0.04

624,672 unvested shares of restricted stock and 377,640 shares associated with convertible notes that were oustanding at September 30, 2011 were included in the weighted average dilutive earnings per share calculation for the three and nine months ended September 30, 2011. While the convertible note was included in dilutive earnings per share, it did not impact the per share calculation.

87,167 unvested restricted stock units and options to purchase 700,000 shares of common stock that were outstanding at September 30, 2010 were not included in the computation of diluted net income per common share for the three and nine months ended September 30, 2010 because the restricted stock units vested only if the closing price per share of the Company’s common stock was at least $3.00 or expired out of the money.  Additionally, for the three and nine months ended September 30, 2010, all convertible notes were omitted from the earnings per share calculation because the effect of conversion would be anti-dilutive.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Employee Benefit Plans

Restricted Stock

For the three months ended September 30, 2011 and September 30, 2010, the Company granted 50,000 and 90,000 shares of restricted stock, respectively, under the 2006 Omnibus Incentive Compensation Plan (Stock Plan). For the three months ended September 30, 2011 and 2010, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.1 million in both periods.

For the nine months ended September 30, 2011 and September 30, 2010, the Company granted 281,250 and 90,000 shares of restricted stock, respectively, under the Stock Plan.  For the nine months ended September 30, 2011 and 2010, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.4 million in both periods and in cost of revenue included $0.1 million for both periods.

At September 30, 2011, there was approximately $0.5 million of unrecognized stock compensation with a weighted average remaining life of approximately one year.

(6)	Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of September 30, 2011 and December 31, 2010, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Notes Payable

	September 30, 2011	December 31, 2010
Convertible, unsecured promissory note, due 2012 (4.0%)	$2,832,301	$2,750,000
Unsecured promissory note, due 2011 (6.0%)	-	120,572
Unsecured promissory note, due 2011 (6.0%)	-	80,000
Total debt	2,832,301	2,950,572
Less current portion	250,000	200,572
Total debt, less current portion	$2,582,301	$2,750,000

During the nine months ended September 30, 2011, the Company made its final payment of $0.1 million and $0.1 million on seller notes associated with the acquisition of Innovative Power Systems, Inc. (“Innovative”) and SMLB, Ltd. (“SMLB”), respectively. The Company paid $0.1 million in settlement of the unsecured promissory notes held by the sellers of SMLB that previously were not paid on schedule at December 31, 2010.  As part of the settlement, the Company received a full release that no other amounts were due under any of the provisions of the purchase agreement.   The settlement resulted in extinguishment of principal and accrued interest totaling $0.05 million, which was recorded in other income.

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

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	Related Party Transactions

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

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by each of the Company’s Chief Executive Officer and its Chief Operating Officer. TPR Group Re Three leases office space to the Company under the terms of a real property lease. Upon entering the lease, the Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

Chesapeake Tower Systems, LLC (Chesapeake) is owned 100% by the Company’s Chief Executive Officer.  The Company leases approximately 25,000 square feet of combined office and warehouse space from Chesapeake.  Upon entering the lease, the Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

E-Site Systems, LLC is a partnership formed during 2011 that was financed with initial debt capital of $0.1 million by the Company’s Chief Executive Officer.  The Company is a manufacturers’ representative and distributor of mechanical and electrical equipment.  The Company has not entered into any contracts with the related entity greater than $25,000 to date.

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth transactions the Company has entered into with the above related parties for the three and nine months ended September 30, 2011 and 2010.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue
CTS Services, LLC	$-	$23,902	$-	$23,902
Telco P&C, LLC	32,785	93,764	317,857	559,099
Chesapeake Systems	4,903	-	4,903	-
Chesapeake Mission Critical, LLC	21,392	9,031	303,358	20,531
Total	$59,081	$126,697	$626,118	$603,532
Cost of Revenue
CTS Services, LLC	$-	$-	$17,413	$134,109
Chesapeake Systems, LLC	-	-	6,000	-
Chesapeake Mission Critical, LLC	2,200	47,490	73,391	135,257
S3 Integration, LLC	3,447	240,649	54,144	540,936
Telco P&C, LLC	-	-	-	37,278
Total	$5,647	$288,139	$150,947	$847,579
Selling, general and administrative
Office rent paid on Chesapeake Tower Sytsems	25,332	50,664	121,253	125,682
Office rent paid to TPR Group Re Three, LLC	107,049	122,047	321,148	323,901
Total	$132,381	$172,711	$442,401	$449,583

	September 30, 2011	December 31, 2010
Accounts receivable/(payable):
CTS Services, LLC	$8,555	$17,555
CTS Services, LLC	1,400	-
Chesapeake Systems, LLC	6,621	-
Chesapeake Mission Critical, LLC	14,301	-
Chesapeake Tower Systems, Inc.	(12,666)	-
Telco P&C, LLC	112,512	364,348
Telco P&C, LLC	-	(600)
S3 Integration, LLC	(2,888)	(25,924)
TPR Group RE Three, LLC	(35,683)	-
Total Accounts receivable	$143,389	$381,903
Total Accounts (payable)	$(51,237)	$(26,524)

FORTRESS INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)	Subsequent Events

 On November 8, 2011, the Company and its subsidiaries Innovative Power Systems, Inc., VTC, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. (together with the Company, collectively, “Borrowers”) obtained a credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Lender”) pursuant to a Credit Agreement by and among Borrowers and Lender (the “Credit Agreement”).  Borrowers’ obligations under the Credit Facility are joint and several.

            The maximum amount of the Credit Facility is $2,000,000.  The Credit Facility is subject to a borrowing base of 80% of eligible accounts receivable.  Borrowings under the Credit Facility will bear interest at the London interbank offered rate plus 2.25% per annum.  The Credit Facility matures on November 1, 2012.

The obligations under the Credit Facility are secured by substantially all of Borrowers’ assets.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, Borrowers (a) paid a commitment fee equal to $5,000 to Lender and (b) are required to pay to Lender a quarterly fee equal to 0.25% per annum on the average daily unused amount of the Credit Facility.

The Credit Agreement and ancillary documents include customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notice of adverse events.  The Credit Agreement and ancillary documents include customary negative covenants, including limitations on use of funds, incurrence of other indebtedness, mergers, consolidations and transfers of assets, liens on assets of Borrowers, guaranties, loans, advances, investments, and dividends and distributions.

The Credit Facility requires that Borrowers’ maintain the following financial covenants: (a) a maximum ratio of total liabilities to tangible net worth as set forth in the Credit Agreement; (b) a minimum debt service coverage ratio as set forth in the Credit Agreement; and (c) an amount of unencumbered liquid assets as set forth in the Credit Agreement.

The Credit Agreement and ancillary documents include customary events of default, including  payment defaults, failure to perform or observe terms, covenants or agreements included in the Credit Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, dissolution and liquidation defaults, and change of control defaults.

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

Business Formation and Overview

We were incorporated in Delaware on December 20, 2004 as a special purpose acquisition company formed under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performs services in the homeland security industry.  On July 20, 2005, we closed our initial public offering of 7,800,000 units (including underwriters’ exercise of an over-allotment option), resulting in proceeds net of fees to us of approximately $43.2 million.

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

We compete for business based upon our reputation, past experience, and our technical engineering knowledge of mission-critical facilities and their infrastructure. We are developing and creating long term relationships with our customers because of our excellent reputation in the industry and will continue to create facility management relationships with our customers that we expect will provide us with steadier revenue streams to improve the value of our business.  Finally, we seek to further expand our energy services that focus on operational cost savings that may be used to either fund the project or increase returns to the facility operator.  We believe our technical capabilities and experience will differentiate us to compete with new entrants into the market or pricing pressures.

 Although we will closely monitor our proposal pricing and the volume of the work, we have seen our margins decrease in the current quarter and cannot be certain that our current margins will be sustained.  Furthermore, given the economic environment, to the extent the volume of our contracts further decreases, we may have to take additional measures to reduce our operating costs.

Contract Backlog

We believe an indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents our estimate of anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contracts. We have broken our backlog into the following three categories: (i) technology consulting, consisting of services related to consulting and/or engineering design contracts, (ii) construction management, and (iii) facility management.

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis or time and materials basis, and (2) contracts awarded to us where some, but not all, of the work has not yet been authorized. At September 30, 2011, we had authorizations to proceed with work for approximately $27.2 million, or 76% of our total backlog of $35.9 million. At December 31, 2010, we had authorizations to proceed with work for approximately $13.9 million, or 45% of our total backlog of $30.6 million.

Approximately $27.8 million, or 69% of our backlog, relates to two customers at September 30, 2011 and $25.9 million, or 85%, to four customers at December 31, 2010.  Additionally, two customers who comprised 42% of our total backlog December 31, 2010 were purchased in 2010 and currently there is no related backlog from these customers.  As a result of one of these acquisitions, a customer cancelled a contract during the second quarter 2011 resulted in a $7.2 million reduction in backlog during that period.

As of September 30, 2011, our backlog was approximately $35.9 million, compared to approximately $30.6 million at December 31, 2010. We believe that approximately 80% of the backlog at September 30, 2011 will be recognized during the next twelve months. The following table reflects the value of our backlog in the above three categories as of September 30, 2011 and December 31, 2010, respectively.

(In millions)
	September 30,	December 31.
	2011	2010
Technology consulting	$9.2	$9.9
Construction management	18.6	7.5
Facilities management	8.1	13.2
Total	$35.9	$30.6

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

Revenue Recognition

We recognize revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. Our revenue is derived from the following types of contractual arrangements: fixed-price contracts, time-and-materials contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). Revenue from fixed-price contracts is accounted for under the application of ASC 605-35 Construction-Type and Certain Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs. The cost to total cost method is used because management considers costs incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

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

Long-Lived Assets (Excluding Goodwill)

In accordance with the accounting guidance related to accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of our long-lived assets as of September 30, 2011 are fully realizable.

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

We adopted ASC 740 Income Taxes, which prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  As of September 30, 2011, we do not have any material gross unrecognized tax benefit liabilities.

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

 In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment.  This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  The Company neither expects early adoption of the guidance nor the adoption to have a material effect on its financial statements.

Results of operations for the three months ended September 30, 2011 compared with the three months ended September 30, 2010.

Revenue.  Revenue decreased $13.3 million to $7.7 million for the three months ended September 30, 2011 from $21.0 million for the three months ended September 30, 2010.  The decrease primarily relates to a $14.8 million decrease in construction management services driven by a large project that was substantially complete in the second quarter of 2011 as compared to its full production in the third quarter of 2010.  The decrease was offset in part by an increase of $1.3 million in our facilities management services over the comparable periods.

Cost of Revenue.  Cost of revenue decreased $13.1 million to $4.7 million for the three months ended September 30, 2011 from $17.8 million for the three months ended September 30, 2010.  The decrease in revenue described above from construction management services was the primary driver for the decrease in cost of revenue.

Gross Margin Percentage.   Gross margin percentage increased to 38.6% for the three months ended September 30, 2011 compared to 15.5% for the three months ended September 30, 2010.  The increase in gross margin percentage is attributable to a mix of our services as construction management services that typically have lower margins comprised 29% of total sales as compared to 81% in the prior year and the effect of a large construction management project entering its final stages of completion, whereby claims associated with delivered product were concluded favorably.

A single customer comprised 26% and 60% of gross margin dollars for the three months ended September 30, 2011 and 2010, respectively.  We anticipate gross margin percentage to decrease in the future as anticipated construction management projects commence.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.1 million to $2.8 million for the three months ended September 30, 2011 from $2.7 million for the three months ended September 30, 2010. The increase is primarily driven by $0.4 million increase due almost equally to an increase in salaries and related costs and increased variable compensation from improved profitability, offset by $0.2 million in collected accounts receivable previously written off, and $0.1 million in aggregate reductions in professional fees and office related costs.  We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation.  Depreciation remained consistent at $0.1 million for the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010.

Interest income (expense), net.  Interest income (expense), net remained consistent at ($0.03) million for the three months ended compared to ($0.03) million for the three months ended September 30, 2011.

Results of operations for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

Revenue.  Revenue decreased $33.0 million to $27.8 million for the nine months ended September 30, 2011 from $60.8 million for the nine months ended September 30, 2010.  The decrease primarily relates to a $35.4 million decrease in construction management services driven by a large construction management project that was entering final stages and was substantially complete in the second quarter of 2011 as compared to it being in full production during the nine months ended September 30, 2010. The decrease was offset in part by an increase of $3.5 million in our facilities management services over the comparable periods.

Cost of Revenue.  Cost of revenue decreased $35.1 million to $16.8 million for the nine months ended September 30, 2011 from $51.9 million for the nine months ended September 30, 2010.  The decrease in revenue described above was the primary driver for the decrease in cost of revenue.

Gross Margin Percentage.   Gross margin percentage increased to 39.6% for the nine months ended September 30, 2011 compared to 14.7% for the nine months ended September 30, 2010.  The increase in gross margin percentage is attributable to a mix of our services as construction management services that typically have lower margins comprised 41% of total sales as compared to 77% in the prior year, and the effect of a large construction management project entered its final stages of completion, whereby claims and estimates related to disputed change orders were concluded favorably.

A single customer comprised 48% and 46% of gross margin dollars for the nine months ended September 30, 2011 and 2010, respectively.  We anticipate gross margin percentage to decrease in the future as anticipated construction management projects commence.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.7 million to $8.6 million for the nine months ended September 30, 2011 from $7.9 million for the nine months ended September 30, 2010. The increase is primarily driven by $1.2 million increase due almost equally to increased salaries and related costs due to a reinstatement of previously reduced salaries in the second half of 2010 and variable compensation from improved profitability.  The increase was partially offset by $0.3 million in collected accounts receivable previously written off, and $0.2 million in aggregate reductions in professional fees and office related costs.  We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation.  Depreciation decreased $0.1 million to $0.2 million for the nine months ended September 30, 2011 compared to $0.3 million for the nine months ended September 30, 2010.  The decrease in depreciation expense is a result of a slight decrease in the average depreciable asset balance as certain assets reached their fully depreciable lives.

Interest income (expense), net.  Our interest income (expense), net decreased $0.03 million to ($0.06) million for the nine months ended September 30, 2011 compared to ($0.09) million for the nine months ended September 30, 2010. The decrease is due to lower average balances from principal repayments and settlement of notes.

Other income (expense), net.  Other income (expense), net increased $0.9 million to $0.9 million for the nine months ended September 30, 2011 compared to zero for the nine months ended September 30, 2010.  The increase was primarily a result of the Company settling a dispute relating to a potential project.   The parties reached a mutual settlement that included a general release through the date of the agreement.  As the settlement was unrelated to an existing customer contract or ongoing customer relationship, it has been included as other income.

Financial Condition, Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2011	2010	Change
Net income	$3,097,241	$609,916	$2,487,325
Adjustments to reconcile net income to net cash
(used in) provided by operations:
Depreciation and amortization	179,730	271,817	(92,087)
Stock and warrant-based compensation	429,732	453,396	(23,664)
Provision for doubtful accounts	90,000	-	90,000
Extinguishment of contract liabilities	(310,168)	-	(310,168)
Other non-cash items	(33,062)	(36,484)	3,422
Net adjustments to reconcile net income for non-cash items	356,232	688,729	(332,497)
Net change in working capital	(6,444,848)	7,605,230	(14,050,078)
Cash (used in) provided by operations	(2,991,375)	8,903,875	(11,895,250)
Cash (used in) provided by investing	(30,578)	201,711	(232,289)
Cash used in financing	(468,433)	(179,628)	(288,805)
Net (decrease) increase in cash	$(3,490,386)	$8,925,958	$(12,416,344)

Cash and cash equivalents decreased $3.5 million to $7.5 million at September 30, 2011 from $11.0 million at December 31, 2010. The decrease was primarily attributable to $3.0 million used in operating activities driven by a $6.4 million decrease in working capital.

Operating Activity

Net cash used by operating activities totaled $3.0 million for the nine months ended September 30, 2011 compared to $8.9 million provided by operating activities for the nine months ended September 30, 2010.  The $11.9 million decrease in operating cash flow was attributable to a $14.1 million decrease in working capital, offset in part by an increase in net income of $2.5 million.  The decrease in working capital was attributable primarily to a significant project being completed during the nine months ended September 30, 2011 as compared to the same project under full production and being billed ahead during the nine months ended September 30, 2010. The result of the project concluding attributed primarily to the decrease in billings in excess of costs and accounts payable of $5.0 million and $5.0 million, respectively, for the nine months ended September 30, 2011.

Investing Activity

Net cash used in investing activities increased $0.2 million to $0.03 million used in for the nine months ended September 30, 2011 from $0.2 million provided by for the nine months ended September 30, 2010.  The $0.2 million increase in use of cash related primarily to a decrease in scheduled proceeds from repayment of a seller note issued in conjunction with the disposition of Rubicon.  At September 30, 2011, the note receivable balance was $0.03 million which is scheduled to be repaid in full in the fourth quarter 2011.

Financing Activity

Net cash used in financing increased $0.3 million to $0.5 million for the nine months ended September 30, 2011 from $0.2 million for the nine months ended September 30, 2010.  The increase was due to a $0.2 million increase in treasury stock repurchases associated with payment of taxes on the vesting of restricted stock held by employees, and the remaining $0.1 million increase is from scheduled and final balloon principal repayments on seller notes due to the Innovative and SMLB sellers.

Non-Cash Financing Activity

During the nine months ended September 30, 2011, we paid $0.1 million in settlement of the unsecured promissory notes held by the sellers of SMLB that previously were not paid on schedule at December 31, 2010.  As part of the settlement, we received a full release that no other amounts were due under any of the provisions of the purchase agreement.   The settlement resulted in extinguishment of principal and accrued interest totaling $0.05 million, which was recorded in other income.

On February 28, 2010, we entered into an agreement with our Chief Operating Officer (“COO”) to convert $1.3 million of the outstanding note balance held by him into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 shares of our common stock.  The amount of the excess of the conversion price of $2.00 over the market price at $0.56 on the date of conversion totaling $0.9 million has been recorded as additional paid-in capital.   The shares will be subject to a Registration Rights Agreement between us and the COO. The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.

There were no other non-cash activities during the three and nine months ended September 30, 2011 and 2010, respectively.

Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$112,818	$465,682	$3,097,241	$609,916
Interest (income) expense, net	27,440	30,052	62,023	92,657
Income tax expense (benefit)	-	-	-	-
Depreciation and amortization	59,233	84,017	179,730	271,817
EBITDA	$199,491	$579,751	$3,338,994	$974,390
Stock based compensation	87,549	98,052	429,715	453,396
Other income (expense), net	-	-	(919,084)	-
Lease exit costs	-	-	(33,062)	19,888
Provision for bad debts	-	-	90,000	-
Adjusted EBITDA	$287,040	$677,803	$2,906,563	$1,447,674

Adjusted EBITDA decreased $0.4 million to $0.3 million in the three months ended September 30, 2011 from $0.7 million for the three months ended September 30, 2010.  The decrease was primarily driven by reduction in gross profit for the three months ended September 30, 2011.  Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA increased $1.5 million to $2.9 million in the nine months ended September 30, 2011 from $1.4 million for the nine months ended September 30, 2010.  The increase was primarily driven by increased gross profit for the nine months ended September 30, 2011.  Please refer to the preceding discussion within this “Results of Operations” section.

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

●
It does not include impairment loss on goodwill and other intangibles, net. Because we utilize goodwill and other intangibles to generate revenues in our operations, this is a periodic and ongoing cost of our operations.

●
It does not include stock-based compensation.  Stock based compensation is a necessary and ongoing part of our costs and has assisted us in reducing our cash compensation to attract and retain our workforce who support and generate revenues.  Stock-based compensation will remain a key element of our overall compensation program.

●	It does not include provision for bad debts. Provision for bad debts is necessary as we take credit risk with customers and is an ongoing part of our operations.

●	It does not include other income (expense). Other income (expense) is necessary as it is an ongoing part of our operations.

●	It does not include lease exit costs. Lease exit costs are necessary as we manage the utilization of space based on our work force requirements and it’s an ongoing part of our operations.

●	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue.

●	It does not include taxes. The payment of taxes is a necessary and ongoing part of our operations.

●
It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations.

●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

We had $7.5 million and $11.0 million of unrestricted cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively. During the nine months ended September 30, 2011, we have financed our operations primarily with cash on hand.

Our current corporate focus is centered on growing our cash reserves and net income, while attempting to organically grow profitability and corresponding cash flow.  While our cash has declined $3.5 million from year end, our total working capital has increased $3.1 million to $8.4 million at September 30, 2011 from $5.3 million at December 31, 2010.  In response to the downturn in the economy during the past several years and continuing in 2011, we worked to increase project utilization and realign selling, general and administrative expenses through cost cutting measures.  While we have experienced a decline in revenue this year from the prior year, we aim to increase sales productivity by realigning our sale focus and supporting productivity measures through further implementation of sales reporting tools.  Our efforts to maintain and grow profitability include closely monitoring our costs relative to actual and anticipated revenues and may make further reductions to operating costs.

In an effort to improve our capitalization and liquidity in 2010, we sought to restructure scheduled debt repayments with our creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, we eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million owed to the COO. On February 28, 2010, we improved our net worth through the principal conversion of $1.3 million of principal due on a seller note to our COO.  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.  To add further liquidity, we may seek an operating line of credit to complement normal course of business working capital demands, which may also enhance our bonding capability.

As a result of the cost reduction efforts to realign operations with decreased anticipated revenues undertaken through 2010, the resulting operating profitability and the prior year financial restructuring of the $4.0 million note to our COO, we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements and financing obligations including through the next twelve months.  The next twelve month financing obligations are anticipated to total approximately $0.3 million related to debt services of existing seller notes.  Any excess cash from operations after investing and scheduled financing commitments will be used to increase cash reserves and strategically invest in growing a productive sales force. If we experience an increase in revenue, we will attempt to maximize a fixed operating structure and attempt to take a measured approach in any increase to selling, general and administrative costs to support that additional revenue.

 Subsequent to the quarter end on November 8, 2011, the Company entered into a one year revolving credit facility for added liquidity to be used for working capital purposes.  The revolving facility makes available up to a maximum of $2.0 million of credit with a borrowing base of 80% of eligible receivables at an interest rate of 30 day LIBOR plus 225 basis points.  The lender has a first lien on all Company assets and the line is subject to certain financial covenants.  See Note 8 of the financial statements for further detail.

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

Off Balance Sheet Arrangements

As of September 30, 2011, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Shares Purchased as Part	Approximate Dollar Amount of Shares Yet
Monthly Period During the Three	Total Shares	Average Price Paid	of Publically Announced	To Be Purchased Under
Months Ended September 30, 2010	Purchased (a)	per Share	Plans	Plans
July 1, 2011-July 31, 2011	-	$-	-	-
August 1, 2011- August 31, 2011	127,877	1.85	-	-
September 1, 2011-September 30, 2011	-	-	-	-
Total	127,877	$1.85	-	-

(a)   All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1
Credit agreement, among Fortress International Group, Inc., Innovative Power Systems, Inc., VTC LLC, Total Site Solutions Arizona, LLC, Alletag Builders, Inc. and Wells Fargo Bank, National Association, is incorporated herein by reference to the Form 8-K filed with the SEC by Company on November 9, 2011.

10.2
Revolving Line of Credit Note, made by Fortress International Group, Inc., Innovative Power Systems, Inc., VTC LLC, Total Site Solutions Arizona, LLC, Alletag Builders, Inc. payable to the order of Wells Fargo Bank, National Association, is incorporated herein by reference to the Form 8-K filed with the SEC by Company on November 9, 2011.

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

FORTRESS INTERNATIONAL GROUP, INC.

Date: November 14, 2011	By:	/s/ Thomas P. Rosato
Thomas P. Rosato
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer and Principal Financial Officer)