Form 10-K
period 2011-12-31
Fortress International Group, Inc.
filed 2012-03-30
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

7226 Lee DeForest Drive, Suite 104	21046
Columbia, MD	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2011was approximately $9,673,232 based on 6,161,295 shares held by such non-affiliates at the closing price of a share of common stock of $1.57 as reported on the OTCQB marketplace on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, outstanding as of March 22, 2012 was 14,505,818 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K will be incorporated from the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2011.

2

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

PART I

Item 1.     BUSINESS

Overview

We were incorporated in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.   On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, LLC and Vortech, LLC (collectively referred to as “TSS/Vortech”) pursuant to a Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006, as amended by the Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 (the “Purchase Agreement”). In connection with the acquisition we simultaneously changed our name to Fortress International Group, Inc.

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

In 2009 our plan to strategically grow the business through acquisitions was suspended due to the downturn in the economy. On December 29, 2009, in an effort to preserve cash resources and enhance liquidity while still maintaining a similar set of professional services, the Company disposed of substantially all of the assets and liabilities of Rubicon to its current management and the former owners of Rubicon.  The disposition resulted in consideration of approximately $2.0 million.

Our principal executive offices are located at 7226 Lee DeForest Drive, Suite 104, Columbia, Maryland 21046 and our telephone number is 410-423-7300. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K , proxy statements for our annual stockholders’ meetings and all amendments to those reports, are available to you free of charge through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov or on our website at www.thefigi.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. Copies of these reports and other information may be inspected and copied at the public reference facilities maintained by the SEC at the SEC Headquarters, Public Reference Section, 100 F Street, N.E., Washington D.C. 20549 on official business days during the hours 10:00 a.m. to 3:00 p.m. or by calling the SEC at 1-800-SEC-0330. Copies are also available upon request and without charge by contacting us at Fortress International Group, Inc., 7226 Lee DeForest Drive, Suite 209, Columbia, Maryland 21046.

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

We provide a single source solution for highly technical mission-critical facilities and the infrastructure systems that are critical to their function. Our services include information technology solutions that drive efficiencies through the cost of operating a data center, energy and green consulting, real estate consulting options, capital solutions, technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

With respect to these critical infrastructure systems that are part of a mission-critical facility, we focus on physical security, network security, redundancies for uninterruptible power supply systems, electrical switch gear, stand-by power generators, heat rejection and cooling systems, fire protection systems, monitoring and control systems, and security systems, as well as the physical environment that houses critical operations. We help our customers to plan for, prevent or mitigate against the consequences of attacks, power outages and natural disasters. We provide our services, directly and indirectly, to both government and private sector customers.

We have obtained a facility clearance from the United States Department of Defense. This clearance enables us to access and service restricted government projects. In addition to the facility clearance, we have successfully cleared approximately one-half of our employees, allowing them individual access to restricted projects and facilities.

Prior Growth Through Acquisitions

Beginning in 2006 and continuing into 2008, we implemented a plan to grow our business, diversify our customer base, and gain additional operational scale. To mitigate business volume fluctuations and customer concentration, we added selling, general and administrative personnel, enabling us to bid and quote across our service offerings. We acquired five businesses during the fiscal years 2007 and 2008 that have provided complementary services, extended our geographical footprint and added key customers and personnel. In 2009, our strategic growth through acquisitions was suspended due to the downturn in the economy.

 On September 24, 2007, we entered into a stock purchase agreement with Innovative Power Systems, Inc., Quality Power Systems, Inc., or, collectively, Innovative, and the stockholders of Innovative. Based in Virginia, Innovative installs, tests and services specialized uninterruptible power supply systems and backup power supply systems for mission-critical facilities throughout the Washington D.C. metropolitan area. Pursuant to the stock purchase agreement, we acquired 100% of the issued and outstanding capital stock of Innovative for the aggregate consideration of approximately $3.1 million, which included a promissory note of approximately $0.9 million due to the sellers. In 2011, we paid the final installments on seller notes issued on our Innovative acquisition, and accordingly there were no remaining obligations from this acquisition at December 31, 2011.

On November 30, 2007, we acquired 100% of the member interests in Rubicon Integration, LLC, or Rubicon, a Delaware limited liability company based in Virginia. As we sought additional liquidity due to the downturn in the economy and we maintained a similar service offering, on December 29, 2009, we sold substantially all of the assets and liabilities of Rubicon to the former owners of Rubicon for consideration totaling $2.2 million consisting of $0.8 million in cash proceeds, net of transaction costs, $0.6 million note receivable, $0.4 million in forgiveness of actual obligations, and $0.2 million of from an earn out based on 7.5% of gross profit on designated projects during a one year period commencing on the close date.   During the fourth quarter of 2011, we received our final installment on our note receivable. There were no remaining obligations or consideration due from the sale of Rubicon at December 31, 2011.

On January 2, 2008, we entered into a stock purchase agreement with SMLB, Ltd, or SMLB, an Illinois corporation which provides professional construction management services for mission-critical facilities, and each of the stockholders of SMLB. Pursuant to the purchase agreement we acquired 100% of the issued and outstanding capital stock of SMLB for an aggregate consideration consisting of $2.7 million, which included a $0.1 million promissory note due to the sellers. During the second quarter 2011, the Company settled the balance of this note with a final payment of $0.1 million, and accordingly there are no remaining obligations from this acquisition at December 31, 2011.

.

Service Offerings

We have developed a menu of unique consulting and service options to assist and partner with owners of mission-critical facilities to develop strategies that enable them to cope with the complexities facing mission-critical facility infrastructure systems. These solutions begin with strategies for the IT assets that are being housed in the facility, through power, cooling and heat rejection issues and disaster recovery backup systems. We help them develop total cost of ownership models that enable them to design and build the most efficient data centers based on their available capital. While our business is not exclusively aligned to our service offering, as shared resources such as sales, marketing and general and administrative expenses support all services, our solutions involve all aspects of the life cycle of the data center and are described in more detail below.

Technology Consulting and Engineering Services

IT Solutions. These services are partially performed by our in-house staff and done in conjunction with our teaming partners and include:

•	Mission critical facility strategic planning;
•	Mission critical facility optimization;
•	Virtualization and consolidation of servers and storage devices; and
•	Mission critical relocation planning and implementation.

Energy and Green Solutions. We have developed services that can identify energy savings for the customer on both the supply side from utility sources and demand side in terms of consumption of an existing mission critical facility.

Supply side services include:

•	Competitive utility rate analysis in deregulated areas;
•	Obtaining energy certificates and carbon offset certificates for capital expenditures on both renewable energy based initiatives as well as replacement initiatives; and
•	Participation in demand response programs.

Demand side initiatives include:

•	Energy audits;
•	Facility consolidation; and
•	Performance based contracting initiatives that create capital from energy savings on replacement projects.

Engineering Services. These services include:

•	Critical power and mechanical load calculations;
•	Schematic design of electrical, mechanical, communications, fire protection and security systems;
•	Physical vulnerability assessments, force protection design and bomb blast analyses;
•	Facilities systems equipment selection, commissioning and testing;

Construction Management and Installation Services. These services include:

•	Preconstruction services include budgeting, scheduling, subcontractor pre-qualification and negotiation, and long-lead equipment procurement;
•	Installation management includes project management, value engineering, design management and scheduling;
•	Owners representation advising on pre-construction and construction-related aspects of projects, equipment integration and commissioning

Real Estate Solutions. These services include:

•	Assisting customers with disposal and acquisition of mission-critical assets;
•	Site assessments, evaluation and selection;
•	Conceptual design and in depth budget and cost analysis;
•	Financial modeling and market research;
•	Utility assessment;
•	Telecommunication service assessment;
•	Cost and payback analysis; and
•	Phased investment strategy for development of speculative space.

Capital solutions. These services include:

•	Finding sale and lease back alternatives for our customers;
•	Matching customers up with leasing partners to finance major equipment purchases;
•	Finding equity partners for our customers developing speculative projects; and
•	Performance contract financing for energy related capital projects.

Facility Management Services. These services include:

•	National operations center for remote facility monitoring 24 x 7;
•	Staffing and maintenance personnel servicing a mission critical facility;
•	Maintenance, warranty and emergency service contracts on infrastructure equipment;
•	Mission critical facility services for adds, moves and changes including infrastructure upgrade;
•	Development of operations and maintenance procedures including document management and training programs;
•	Installation. commissioning and maintenance of modular or containerized data centers;

Design and Engineering/Planning and Programming

This phase represents the initiation of project development and typically includes establishing project goals and a preliminary budget and schedules, setting technical parameters and requirements, and determining project team members and the overall level of effort required of the team. When developing mission-critical facilities, the planning and programming phase is often considered the most important because this phase is where the project receives its initial emphasis, motivation and direction.

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

Facilities Management

We provide a comprehensive maintenance and service contract designed to ensure that the multiple systems critical to sustaining on-line applications in technologically intensive facilities remain operational and functional. Typical services during the facilities maintenance and service phase include overall management of facility maintenance program, on-site staffing of technical engineering positions ( e.g., electricians, HVAC mechanics, control technicians and voice/data technicians), and management of non-technical subcontracted services ( e.g., security, landscaping, janitorial, pest control, snow removal, carpentry, painting and general maintenance services). While the general systems are similar, we have developed a team of dedicated professionals to deploy and maintain high density modular data centers, which have unique operating characteristics and requirement from a traditional data center with raised floors. We seek to provide on-site maintenance services, not only to gain additional project revenue, but also to obtain hands-on involvement in any new facility planning, design and construction initiatives that the customer undertakes.

 In addition to on-site services, the Company has a 24X7 National Operations Center in Elkridge, Maryland that has the capability of monitoring remotely our data center service contract customers’ facilities for systems operations and emergency events that could lead to outages. Temperature levels, humidity, electrical connectivity, power usage and fire alarm conditions are among the items monitored. In addition the system maintains all site documentation for repairs and maintenance performed on each critical piece of equipment covered under our service contract agreement. The information is useful to our customers for determination of why failures occur and enables them to make critical decisions on repair or replacement strategies based on the operating histories maintained on the item.

Our service contracts with our customers are typically one to three years in duration with cancelation clauses for nonperformance.  They are typically billed monthly and the value covers an estimated cost for the performance of scheduled maintenance tasks required to be performed at various usage or time intervals as well as testing schedules to be performed to ensure the equipment functions properly under assumed electrical load or outage conditions. Our service contracts take different forms including fixed price equipment maintenance with optional comprehensive warranty to fix failures, ticket based service with contracted rates in a master service agreement, and comprehensive facility services agreements that include on site staffing, scheduled equipment maintenance and nontechnical facility services, and direct contracts for additional moves, adds and change work within a facility. Our facility service agreements include pricing formulas for labor rates and material markups for unscheduled work performed due to either emergency service needs or equipment failures. In some cases our pricing is subject to adjustments for outages caused by our lack of performance.

Contracts and Customers

Our customers include United States government and homeland defense agencies and private sector businesses that in some cases are the end user of the facility or in other cases are providing a facility to a government end user. We categorize contracts where a government agency is the ultimate end user of the facility as government-related contracts.

The price provisions of the contracts we undertake can be grouped into five broad categories: (i) fixed-price, (ii) guaranteed maximum price, (iii) cost plus fee, (iv) time and materials, and (v) facility service and maintenance contracts.

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

In a guaranteed maximum price contract and cost plus fee, we share our cost information with the customer and earn a negotiated fee, which is limited to a maximum price in the instance of a guaranteed maximum price. In addition, a contingency fee is included for changes and errors in pricing. As the project progresses to the point where both the customer and we are comfortable with final pricing of the project, a maximum price is agreed to with savings reverting back to the customer. Due to the fact that the risk is shared with the customer on these projects, the profit margins are less than those earned on other contract types.

In time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and for materials used at an agreed upon mark up on cost. Profit margins depend on the negotiated bill rate with the customer less our labor and benefit costs.

For the years ended December 31, 2011 and December 31, 2010, revenues from guaranteed maximum price contracts represented approximately 14% and 6% of our revenues, respectively. Most government contracts, including our contracts with the federal government, are subject to termination at will by the government, to government audits and to continued appropriations.

Facility services and maintenance are also performed under master and other service agreements billed on a fixed fee basis. Under fixed fee master service and similar type service agreements for facilities and equipment, we furnish various unspecified units of service for a fixed price. These services agreements are recognized on the proportional performance method or ratably over the course of the service period and costs are recorded as incurred in performance.

We do have some customer concentration as we earned approximately 43% and 69% of our total revenue from three and two customers, respectively, for the years ended December 31, 2011 and 2010.

Historically, we are not subject to any significant regulation by state, federal or foreign governments. In the future, if we contract directly with the federal government versus performing on a subcontractor basis, we may be subject to increased audit and oversight of federal government agencies and the laws and regulations relating to the formation, administration, and performance of government contracts.

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

As of December 31, 2011, our backlog was approximately $35.3 million, compared to approximately $30.6 million at December 31, 2010.

At December 31, 2011, we have authorizations to proceed with work for approximately $27.2 million, or 77% of our total backlog of $35.3 million. Additionally, approximately $24.4 million, or 69% of our total backlog, relates to two customers at December 31, 2011.  We estimate that approximately 80% of our backlog will be recognized during our 2012 fiscal year. This estimate is based on the compilation of monthly backlog reports that the project management regularly prepares which present backlog per contract, our management’s estimate of future revenue based on known contracts and historical trends and our projection of the amount of such backlog expected to be recognized in the following 12 months.

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

In recent years, we reduced our headcount in sales and marketing in response to difficult economic conditions. As our cash flow improved in 2010 and continued in 2011, we resumed certain marketing activities including selective investment in an upgraded customer relationship management software to more efficiently manage our sales activities, attendance at select trade show events and technical seminars, and adjusted our sales and support teams to align with market opportunities and changing economic conditions.

Maintaining key alliances is also crucial to sales development and growth and often provides us with introductions to the customers of our alliance partners. These alliances reside with IT consulting firms, specialty mission-critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, IT system integrators and firmware providers. We have entered into several key strategic alliances with large IT corporations to provide engineering, design, construction management services and facility management services.

Competition

The mission-critical IT solutions market is large, fragmented and highly competitive. We compete for contracts based on our strong customer relationships, successful past performance record, significant technical expertise, specialized knowledge and broad service offerings. We often compete against divisions of both the large design contractors and construction contractors, as well as against numerous small- to medium-sized specialized or regional information technology consulting firms. Some of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than us. These larger, more established competitors include traditional design and construction firms and real estate firms such as Nova Construction, Syska Hennesey, Mastec Inc., Hill International Inc., Jones Lange LaSalle and CBRE, and other solutions service providers arising from historically traditional equipment sales such as Hewlett Packard Company and Schneider Electric. We expect competition in the mission-critical IT technology services sector to increase in the future.

Executive Officers

        Set forth below is information as of March 22, 2011, about our executive officers, as determined in accordance with the rules of the SEC.

Name	Age	Position
Anthony Angelini	48	Chief Executive Officer and Director
Gerard J. Gallagher	55	President, Chief Operating Officer and Director
Timothy C. Dec	53	Chief Financial Officer

Anthony Angelini, age 48, became a Director and our Chief Executive Officer on January 3, 2012. Since September 2007, Mr. Angelini has run his own consulting company working with private and public companies in the areas of operations and growth strategy development. From February 2004 through September 2006, Mr. Angelini was the Chief Executive Officer of Zomax, Inc., a publicly traded provider of supply chain services. Prior to February 2004, Mr. Angelini held multiple executive-level positions at Zomax. Mr. Angelini has over 20 years of experience as an operator and manager, including as the chief executive officer of a publicly traded company. Mr. Angelini received a Bachelor of Business Administration in Finance from California State University, Chico in 1986.

Gerard J. Gallagher, age 55, became a Director and our President and Chief Operating Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Gallagher has more than 25 years of experience in mission-critical fields. Since 2002, he has served as the co-founder and President of TSS/Vortech. From 1998 to 2001, Mr. Gallagher served as the President of the Total Site Solutions division of Encompass Services Corp. From 1997 to 1998, he served as the President of the Total Site Solutions division of Commercial Air, Power & Cable, Inc. From 1991 to 1997, he served as the Chief Facilities Operations and Security Officer of the International Monetary Fund. From 1980 to 1991, Mr. Gallagher served in various capacities at Com Site Enterprises, most recently as Senior Vice President of Engineering and Sales. Mr. Gallagher received a Bachelor of Science in Fire Science from the University of Maryland and a Bachelor of Science in Organizational Management (Summa Cum Laude) from Columbia Union College.

Timothy C. Dec, age 53, was appointed as Chief Financial Officer of the Company, effective August 20, 2007. Prior to his appointment and since June 2006, Mr. Dec was the Chief Financial Officer of Presidio Networked Solutions Inc., the nation’s largest independent value-added solutions provider that offers a wide range of Cisco-centric network infrastructure and collaborative solutions. From 1999 until May 2006, Mr. Dec was Senior Vice President, Chief Accounting Officer & Treasurer of Broadwing Corporation, a NASDAQ listed telecommunications company.  From 1997 to 1999, Mr. Dec was Director of Accounting and Administration for Thermo Trilogy Corporations, a subsidiary of AMEX listed Thermo Electron Company. Earlier in his career, Mr. Dec held finance and accounting related positions at North American Vaccine, Inc. an AMEX listed company engaged in the research, development and manufacturing of vaccines, privately held general contractor Clark Construction and Intertek Services International, LTD, a division of Inchcape Group, a multinational public company based in London, England. Mr. Dec holds a Bachelor of Science degree in Accounting from Mount Saint Mary’s University in Emmitsburg, Maryland, and a Masters of Business Administration from American University in Washington DC. He is a Certified Public Accountant.

The employment of our officers is subject to the terms and conditions of their respective employment agreements.

Employees

At December 31, 2011, we had approximately 107 full-time employees. Subsequent to year end in realignment of our resources to our business volume and focus, we completed a restructuring resulting in the termination of employment of 18 employees. We have obtained facility clearance from the United States Department of Defense. In addition to the facility clearance, we have successfully cleared approximately one-half of our employees, allowing them individual access to restricted projects and facilities. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Item 1A.     RISK FACTORS

Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Such factors could have a significant impact on our business, operating results and financial condition. We believe the most significant of these risks and uncertainties are as follows:

We have had two years of profitability, but we may experience net losses in the future.

This is our second year of profitability as an operating Company; otherwise, we have incurred significant net losses. For the year ended December 31, 2011 and December 31, 2010, we achieved net income of $1.8 million and $0.9 million. Since inception through 2009, we had a history of net losses. Although we have made efforts to align costs with sales and gross margin volume, there can be no guarantee that we will be successful in sustaining or increasing profitability in 2012 or beyond. The severity and uncertainty of the current economic downturn and rapidly changing competitive marketplace has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability, particularly as we continue to incur significant sales and marketing and administrative expenses. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

 Our acquisitions were accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Since December 31, 2006, we completed the acquisitions of TSS/Vortech, Comm Site, Innovative, Rubicon, and SMLB. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent we determine that such an asset has been impaired, we will write-down its carrying value on our balance sheet and book an impairment charge in our statement of operations.  From 2008 through 2009, we conducted such analyses that resulted a cumulative impairment loss on goodwill of $16.2 million. Additionally during prior years, we evaluated our customer relationships in light of the bookings below anticipated levels, resulting in full impairment of the unamortized balances of approximately $12.0 million. No such impairment was recorded in 2011 and 2010, and our net carrying value of goodwill and other indefinite lived intangibles was $3.9 million at December 31, 2011 and 2010.

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

Recent global economic conditions have adversely affected our business and results of operations, primarily through limiting our access to credit and debt and equity financing and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. The continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

We derive a significant portion of our revenues from a limited number of customers.

We derive and believe that we will continue to derive in the near term, a significant portion of our revenues from a limited number of customers and we have experienced a decline from one of those customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which would have an adverse effect on our financial condition and results of operations.  Our three and two largest customers accounted for approximately 43% and 69%, respectively, of our total revenues for the years ended December 31, 2011 and 2010, respectively.

Most of our contracts may be canceled on short notice, so our revenue and potential profits are not guaranteed.

Most of our contracts are cancelable on short notice by the customer either at its convenience or upon our default. If one of our customers terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profit from that contract. If one of our customers terminates the contract due to our default, we could be liable for excess costs incurred by the customer in re-procuring services from another source, as well as other costs. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if:

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

The backlog amounts are estimates, subject to change or cancellation, and accordingly, the actual customer purchase orders to perform work may vary significantly in scope and amount from the backlog amounts. Accordingly, we cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts or be awarded any amount at all. Our backlog as of December 31, 2011 and 2010 was approximately $35.3 million and $30.6 million, respectively.

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

The mission-critical IT industry in which we operate is highly competitive and continues to become more competitive. We often compete with other IT consulting and integration companies, including several that are large domestic companies that may have financial, technical and marketing resources that exceed our own. These larger competitors have an infrastructure and support greater than ours, and accordingly, we have begun to experience some price pressure as some companies are willing to take on projects at lower margins. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. Our size often prevents us from bidding on larger, more profitable projects, which significantly reduces our growth opportunities. Although our customers currently outsource a significant portion of these services to us and our competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services to us in the future.

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

Some of our contracts require performance and payment bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which would reduce availability under any credit facility. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds. At December 31, 2011, we had approximately $17.9 million in outstanding bonds associated with ongoing projects.

We may be unable to hire and retain sufficient qualified personnel; the loss of any of our key executive officers may adversely affect our business.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Our business involves the development of tailored solutions for customers, a process that relies heavily upon the expertise and services of employees. Accordingly, our employees are one of our most valuable resources. Competition for skilled personnel, especially those with security clearance and expertise with mission critical facilities, is intense in our industry. Recruiting and training these personnel require substantial resources. Our failure to attract and retain qualified personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and constrain our future growth.

Our business is managed by a small number of key managers and executive officers, including Mr. Angelini, our Chief Executive Officer, Mr. Gallagher, our President and Chief Operating Officer, and Mr. Dec, our Chief Financial Officer. The loss of any of these key executive officers could have a material adverse effect on our business.

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

We may not have sufficient financial resources to carry our strategy; we may need to issue debt or use our stock to seek additional funding.

We may not have sufficient financial resources to carry out our strategy. The deterioration of our future business performance could result in our non-compliance with covenants under our revolving credit facility, in which case we would not have access to the facility unless an amendment to the covenants or a default wavier could be obtained. As such, we may elect to secure additional capital in the future to improve our liquidity in order to carry out our strategy. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. A failure to obtain additional financing could have a material adverse impact our business, financial condition and earnings.

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

Our officers and directors hold approximately 5.6 million shares of commons stock or 39% of our outstanding common shares as of December 31, 2011. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Under an agreement between Thomas P. Rosato, our former Chairman and Chief Executive Officer, and the Company, Mr. Rosato may not sell any share, of common stock without our permission until June 30, 2013. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Our shares are thinly traded and may not be readily marketable

Our shares are not widely traded, and daily trading volume is generally very low compared with most publicly traded companies. As a result, you may not be able to readily resell your shares in the company.

Our common stock may be characterized as a “penny stock” under applicable SEC regulation.

Our common stock may be characterized as “penny stock” under SEC regulations. As such, broker-dealers dealing in our common stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer determine if purchasing the common stock is suitable for the applicable purchaser. The broker-dealer must also obtain the written consent of the applicable purchasers to purchase the common stock and disclose the best bid and offer prices available for the common stock and the price at which the broker-dealer last purchased or sold the common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell his, her or its shares at any given time.

Item1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our principal executive offices are located at 7226 Lee DeForest Drive, Suite 104, Columbia, Maryland 21046. We have both cancelable and non-cancelable operating leases and do not own any real property. Our subsidiaries operate from leased administrative offices and shop facilities, none of which are material to the Company’s operations. We believe that our facilities are adequate for our current operations and additional or replacement facilities would be available if necessary.

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

Item 4.	MINE SAFETY DISCLOSURES

 Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From August 1, 2007 until April 1, 2010, our common stock traded on The NASDAQ Capital Market (NASDAQ) under the symbol “FIGI.” On March 22, 2010, we filed a Form 25 with the Securities and Exchange Commission and notified NASDAQ of the voluntary delisting of our common stock from The NASDAQ Capital Market.  Effective at the opening of business on April 2, 2010, our common stock began trading on the OTCQB marketplace of the OTC Markets Group, Inc. under the symbol “FIGI.”  The last reported sale price on March 22, 2012 was $0.86.  The following table sets forth the high and low sales prices for our common stock as reported by NASDAQ until April 1, 2010, and, thereafter, the high and low bid prices for our common stock on the OTCQB marketplace.

	Common Stock
	High	Low
Year ended December 31, 2011
First Quarter	$1.70	$1.37
Second Quarter	$1.70	$1.45
Third Quarter	$2.28	$1.48
Fourth Quarter	$1.45	$0.80
Year ended December 31, 2010
First Quarter	$1.17	$0.51
Second Quarter	$2.10	$1.05
Third Quarter	$1.73	$1.25
Fourth Quarter	$1.60	$1.30

Stockholders

As of March 22, 2011, there were 55 stockholders of record of our 14,505,818 outstanding shares of common stock (does not reflect persons or entities that hold their shares of common stock in nominee or “ street ” name through various brokerage firms).

Dividends

We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Issuer Purchases of Equity Securities

The table set forth below shows all repurchases of securities by us during the quarter ended December 31, 2011:

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Three	Total Shares	Price Paid	Publically Announced	To Be Purchased Under
Months Ended December 31, 2011	Purchased (a)	per Share	Plans	Plans
October 1, 2011-October 31, 2011	-	$-	-	-
November 1, 2011- November 30, 2011	5,397	1.37	-	-
December 1, 2011-December 31, 2011	81,665	0.88	-	-
Total	87,062	$0.91	-	-

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6.	SELECTED FINANCIAL DATA

The information called for by this item is not required as we are a smaller reporting company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Beginning in the first half of 2009, the Company experienced a lack of closed contracts and continued customer delays and in response revised its financial forecast. In addition to efforts taken to cut costs to align with revised forecasted revenues, the Company suspended its plan to strategically grow the business through acquisitions and engaged an investment bank to evaluate financial alternatives including raising additional capital and the potential sale of divisions.  As a result of this process, on December 29, 2009 we sold substantially all of the assets and liabilities of Rubicon to its management and former owners. While we were profitable in 2010 and in 2011, we continue to monitor the ongoing profitability of our business by monitoring utilization and aligning our selling, general and administrative costs with the anticipated volume of work in our backlog.

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

A certain portion of our business relates to government entities’ mission-critical facilities requiring the relocation, renovation and upgrade of facilities to protect information networks and data processing centers. We have obtained a facility clearance from the United States Department of Defense. This clearance enables us to access and service restricted government projects. In addition to the facility clearance, we have successfully cleared approximately one-half of our employees, allowing them individual access to restricted projects and facilities. Several additional employees are currently in the process for clearance.

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

Competition in Current Economic Environment

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in the mission-critical market.  These larger competitors have an infrastructure and support greater than ours, and accordingly, we have begun to experience some price pressure as some companies are willing to take on projects at lower margins. We see an increased focus on modular and containerized delivery solutions for IT and support infrastructure environments. These modular solutions propose to decrease the overall cost of delivery, decrease energy consumption, and reduce the deployment schedule. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date due to the economic uncertainty or lack of access to capital. Additionally, we have seen several significant customers be acquired by their competitors, which has resulted in a reduction of work for us.

We compete for business based upon our reputation, past experience, and our technical engineering knowledge of mission-critical facilities and their infrastructure. We believe our specialized technology service offerings that we deliver to our customers, our top secret clearances, and our turnkey suite of deliverables gives us a competitive advantage. We are developing and creating long term relationships with our customers because of our excellent reputation in the industry and will continue to create facility management relationships with our customers that we expect will provide us with steadier revenue streams to improve the value of our business.  Finally, we seek to further expand our energy services that focus on operational cost savings that may be used to either fund the project or increase returns to the facility operator.  We believe these barriers and our technical capabilities and experience will differentiate us to compete with new entrants into the market or pricing pressures.

Although we will closely monitor our proposal pricing and the volume of the work, we cannot be certain that our anticipated margins will be sustained.  Furthermore, given the environment, and the volume of our contracts, subsequent to year end, we took additional measures to reduce our operating costs through additional reductions in general, administrative and marketing cost, reductions in personnel and related costs. For further information see “Liquidity and Capital Resources” below.

Operations Overview

We contract with our customer under five primary contract types: cost-plus-fee, guaranteed maximum price (GMAX), time-and-materials, fixed-price contracts and fixed price service and maintenance contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee and GMAX contracts.

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

Cost of revenue includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants, equipment and materials; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. Typically, the larger contracts are broader in scope and require more diverse capabilities, thus resulting in more subcontracted labor. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital. We have a small number of employees compared to our larger competitors, therefore our tools and sales group may not scale similar to our competitors.

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangible assets related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements.

Our operating income, or revenue minus cost of revenue, selling, general and administrative expenses, and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, and how we manage our costs.

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

As of December 31, 2011, our backlog was approximately $35.3 million, compared to approximately $30.6 million at December 31, 2010.   At December 31, 2011, we have authorizations to proceed with work for approximately $27.2 million, or 77% of our total backlog of $35.3 million. Approximately, $24.4 million, or 69% of our total backlog, related to two customers at December 31, 2011. Additionally, two customers who comprised 42% of our total backlog at December 31, 2010 were purchased in 2010 and currently there is no related backlog from these customers. As a result of one of these acquisitions, a customer cancelled a contract during the second quarter of 2011 resulting in a $7.2 million reduction in backlog during that period.

At December 31, 2010, we had authorizations to proceed with work for approximately $13.9 million or 45% of our total backlog of $30.6 million.  Approximately, $25.9 million, or 85% of our backlog related to four customers at December 31, 2010.

We believe that approximately 80% of the backlog at December 31, 2011 will be recognized over the next twelve months. The following table reflects the value of our backlog in the three categories identified below as of December 31, 2011 and December 31, 2010, respectively (in millions).

	December 31,	December 31,
	2011	2010
Technology consulting	$8.5	$9.9
Construction management	19.3	7.5
Facilities management	7.5	13.2
Total	$35.3	$30.6

Related Party Transactions

We have in the past, and continue to have, transactions with related parties. Such transactions are reviewed by the audit committee of our Board of Directors in accordance with our audit committee charter. We believe that all of our related party transactions are completed at arm’s length terms.  For a discussion of certain relationships and related party transactions, see Note 13 — Related Party Transactions of the Notes to Consolidated Financial Statements. The table below summarizes our related party transactions (in millions):

	For the Twelve Months Ended December 31,
	2011	2010
Revenue	$0.7	$0.9
Cost of revenue	0.2	1.2
Selling, general and administrative	0.6	0.5

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

Revenue Recognition

We recognize revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. Our revenue is derived from the following types of contractual arrangements: fixed-price contracts, time-and-materials contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). Our primary source of revenue is from fixed-price contracts and we apply ASC 605-35 Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

Contract revenue recognition inherently involves estimation. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of our progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require us to revise our estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the revisions becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract.

We may incur costs at risk subject to an executed contract document or change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies, past practices with the customer, specific discussions, correspondence or preliminary negotiations with our customer. We treat project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or in the event of dispute, or we defer costs and/or recognize revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, are classified as current assets for the majority of the Company’s projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.

Certain of our contracts involve the delivery of multiple elements including design management, system installation and facilities maintenance. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative selling price of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the service when it is sold separately or competitor prices for similar services.

Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered based on actual labor hours performed at contracted billable rates, and costs incurred on behalf of the customer. Services are also performed under master and other service agreements billed on a fixed fee basis. Under fixed fee master service and similar type service agreements for facilities and equipment, we furnish various unspecified units of service for a fixed price. These services agreements are recognized on the proportional performance method or ratably over the course of the service period and costs are recorded as incurred in performance.

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

As of December 31, 2011, accounts receivables of $0.1 million are due from a customer to whom we have offered extended payment terms over the course of approximately one year.

Non-cash Compensation

We apply the expense recognition provisions of ASC 718, Compensation-Stock Compensation.  The recognition of the value of the instruments results in compensation or professional expenses in our financial statements. The expense differs from other compensation and professional expenses in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when outstanding shares of restricted stock vest. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of trade names at December 31, 2011. ASC 350, Intangibles-Goodwill and other intangibles, establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

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

Accordingly, we conducted such analyses at December 31, 2011 and 2010 and determined the fair value exceeded the carrying value. At December 31, 2011 and 2010, the residual carrying value of goodwill was $3.8 million.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of ASC 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded.   We believe that the total carrying values of our long-lived assets of $0.3 million as of December 31, 2011 is fully realizable.

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

We adopted ASC 740, Income Taxes, which prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Management has concluded that the adoption of ASC 740 had no material effect on our financial position or results of operations. At December 31, 2011, we did not have any material gross unrecognized tax benefits or liabilities.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have neither early adopted the guidance nor expect the adoption to have a material effect on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this standard as of the beginning of 2013. We do not believe the adoption of this standard will have an impact on the presentation of our financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We are required to adopt this standard in the first quarter of 2012. We do not expect this adoption to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice relating to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. Under ASU 2010-29, comparative financial statements should disclose revenue and earnings of the combined entity as if the business combinations that have occurred during the current year had been in effect as of the beginning of the comparable prior annual reporting period only. Additionally, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The provision of ASU 2010-29 will be adopted in the event of future acquisitions.

In July 2010, Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance of Credit Losses, was issued. This Update amends Topic 310 to expand the disclosure requirements and provide users with greater transparency about an entity’s allowance for credit losses and the quality of its financing receivables. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The expanded disclosures do not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods or services. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of Accounting Standards Update No. 2010-20 did not have an impact on our disclosures, as our trade receivables have a maturity of less than one year.

In April 2010, Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, was issued. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 1, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2010-17 did not have a material impact on our results of operations or financial position.

Results of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

Revenue. Revenue decreased $38.0 million to $36.9 million for the year ended December 31, 2011 from $74.9 million for the year ended December 31, 2010. The decrease primarily relates to a $39.9 million decrease in construction management services driven by a large construction management project that was entering final stages and was substantially complete in the second quarter of 2011 as compared to it being in full production during the year ended December 31, 2010. The decrease was offset in part by an increase of $3.0 million in our facilities management services over the comparable periods.

Cost of Revenue. Cost of revenue decreased $38.6 million to $24.4 million for the year ended December 31, 2011 from $63.0 million for the year ended December 31, 2010. The decrease in revenue described above was the primary driver for the decrease in cost of revenue.

Gross Margin Percentage. Gross margin percentage increased to 33.9% for the year ended December 31, 2011 compared to 16.0% for the year ended December 31, 2010. The increase in gross margin percentage is attributable to a mix of our services as construction management services that typically have lower margins comprised 41% of total sales as compared to 77% in the prior year, and the effect of a large construction management project entered its final stages of completion, whereby claims and estimates related to disputed change orders were concluded favorably.

A single customer comprised 48% and 46% of gross margin dollars for the year ended December 31, 2011 and 2010, respectively. In the future, we anticipate gross margin percentage will trend in the range of 15%-20% in as anticipated construction management projects commence.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million to $11.2 million for the year ended December 31, 2011 from $10.6 million for the year ended December 31, 2010. The increase is primarily driven by a $1.2 million increase due almost equally to increased salaries and related costs due to a reinstatement of previously reduced salaries in the second half of 2010 and variable compensation from improved profitability. The increase was partially offset by $0.4 million in collected accounts receivable previously written off, and $0.2 million in aggregate reductions in professional fees and office related costs.

Subsequent to year end in an effort to align our resources with anticipated types of services and volume, we implemented a restructuring plan with estimated annuals savings in selling, general and administrative expenses of $1.4 million based on pay reductions, reductions in force of approximately 18 employees, and related reductions in employee benefits, and other costs. We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation. Depreciation decreased $0.1 million to $0.2 million for the year ended December 31, 2011 compared to $0.3 million for the year ended December 31, 2010. The decrease in depreciation expense is a result of a slight decrease in the average depreciable asset balance as certain assets reached their fully depreciable lives.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($0.1) million for the year ended December 31, 2011 and 2010, which corresponds to consistent average debt outstanding.

Other income (expense), net. Other income (expense), net increased $0.9 million to $0.9 million for the year ended December 31, 2011 compared to zero for the year ended December 31, 2010. The increase was primarily a result of the Company settling a dispute relating to a potential project. The parties reached a mutual settlement that included a general release through the date of the agreement. As the settlement was unrelated to an existing customer contract or ongoing customer relationship, it has been included as other income.

Adjusted EBITDA from Continuing Operations

	(Unaudited)
	For the Twelve Months Ended
	December 31, 2011	December 31, 2010
Net income from continuing operations	$1,839,894	$859,981
Interest (income) expense, net	89,215	124,510
Income tax expense (benefit)	-	-
Depreciation and amortization	233,727	342,220
EBITDA from continuing operations	$2,162,836	$1,326,711
Stock based compensation	510,838	554,821
Other income (expense), net	(919,084)	-
Lease exit costs	(33,062)	19,888
Provision for bad debts	114,980	-
Adjusted EBITDA from continuing operations	$1,836,508	$1,901,420

Adjusted EBITDA from continuing operations decreased $0.1 million to $1.8 million for the year ended December 31, 2011 from $1.9 million for the year ended December 31, 2010. Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA from continuing operations is a supplemental financial measure not defined in GAAP. We define Adjusted EBITDA from continuing operations as net income from continuing operations before interest expense, income taxes, depreciation and amortization, impairment loss on goodwill and other intangibles, net, stock-based compensation, other income, lease exit costs, and provision for bad debts.  We present Adjusted EBITDA from continuing operations because we believe this supplemental measure of operating performance is helpful in comparing our operating results across reporting periods on a consistent basis by excluding items that may, or could, have a disproportionate positive or negative impact on our results of operations in any particular period.  We also use Adjusted EBITDA from continuing operations as a factor in evaluating the performance of certain management personnel when determining incentive compensation.  We believe that the line item on the consolidated statement of operations entitled “net income from continuing operations” is the most directly comparable GAAP financial measure to Adjusted EBITDA from continuing operations. Since Adjusted EBITDA from continuing operations is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income from continuing operations as an indicator of operating performance or any other GAAP financial measure. Adjusted EBITDA from continuing operations, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As Adjusted EBITDA from continuing operations excludes certain financial information that is included in net income attributable to the Company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA from continuing operations, has certain material limitations as follows:

•	It does not include impairment loss on goodwill and other intangibles. Because we utilize goodwill and other intangibles to generate revenues in our operations, this is a periodic and ongoing cost of our operations.

•	It does not include stock-based compensation. Stock-based compensation is a necessary and ongoing part of our costs and has assisted us in reducing our cash compensation to attract and retain our workforce who support and generate revenues. Stock-based compensation will remain a key element of our overall compensation program.

•	It does not include provision for bad debts. Provision for bad debts is necessary as we take credit risk with customers and is an ongoing part of our operations, any measure that excludes provision for bad debts has material limitations.

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue.

•	It does not include taxes. The payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations.

•	It does not include depreciation and amortization. We must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations.

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

Overview

	For the Twelve Months Ended December 31,
	2011	2010	Change
Net income	$1,839,894	$851,258	$988,636
Adjustments to reconcile net income to net cash
(used in) provided by operations:
Depreciation and amortization	233,727	342,220	(108,493)
Stock and warrant-based compensation	510,838	554,821	(43,983)
Provision for doubtful accounts	114,980	-	114,980
Extinguishment of contract liabilities	(310,168)	-	(310,168)
Other non-cash items	(33,062)	(27,761)	(5,301)
Net adjustments to reconcile net income for non-cash items	516,315	869,280	(352,965)
Net change in working capital	(6,033,124)	6,975,738	(13,008,862)
Cash (used in) provided by operations	(3,676,915)	8,696,276	(12,373,191)
Cash (used in) provided by investing	(26,372)	281,286	(307,658)
Cash used in financing	(545,646)	(260,288)	(285,358)
Net (decrease) increase in cash	$(4,248,933)	$8,717,274	$(12,966,207)

The information above is not intended to replace or represent the entire cash flow statement of the Company, which is available in our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

For the year ended December 31, 2011 and 2010, we had cash and cash equivalents of $6.7 million and $11.0 million, respectively. The decrease was primarily attributable to $3.7 million used in operating activities, and $0.6 million used in financing activities.

Operating Activity

Net cash provided by operating activities decreased $12.4 million to $3.7 million used in operating activities for the year ended December 31, 2011 from $8.7 million provided by operating activities for the year ended December 31, 2010.  The decrease in operating cash flow is primarily attributable to the following:

•	Change in Working Capital. We had a $13.0 million increase in use of cash associated with working capital assets. The increase was primarily driven by a $9.8 million increase in payments on accounts payable and decrease in billings in excess of earnings and $2.8 million of cash used by accounts receivable and cost in excess of estimated earnings. The use of cash was attributable primarily to a significant project being completed during the year ended December 31, 2011 as compared to the same project under full production and being billed ahead during the year ended December 31, 2010. The result of the single project concluding attributed primarily to the decrease in billings in excess of costs and accounts payable of $5.0 million and $5.0 million, respectively, for the year ended December 31, 2011.

•	Increase in Net Income. We had a $1.0 million increase in net income due primarily to other income associated with settlement of a dispute with a potential project, as improvements in gross margin were offset by increases in selling, general and administrative costs. See “Results of Operations” above.

Investing Activity

Net cash used in investing activities increased $0.3 million to $0.03 million for the year ended December 31, 2011 from $0.3 million provided by investing activities for the year ended December 31, 2010.  The decrease was attributable primarily to a decrease in proceeds on repayment of seller notes and earn-out issued in the disposition of Rubicon, as the notes were repaid in full November 15, 2011.

•	Purchase of Property and Equipment. Cash used by the purchase of property and equipment increased $0.1 million as we invested more into software and IT equipment during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

•	Sale of Rubicon. Cash provided by sale of Rubicon decreased $0.2 million to $0.2 million for the year ended December 31, 2011 from $0.4 million for the year ended December 31, 2010. The decrease was attributable primarily to a $0.2 million less of earn-out payments and proceeds received on the note issued in the sale of Rubicon as it was fully repaid on November 15, 2011.

Financing Activity

Net cash used in financing increased $0.3 million to $0.6 million for the year ended December 31, 2011 from $0.3 million for the year ended December 31, 2010. The increase was due to a $0.2 million increase in treasury stock repurchases associated with payment of taxes on the vesting of restricted stock held by employees, and the remaining $0.1 million increase is from scheduled and final balloon principal repayments on seller notes due to the Innovative and SMLB sellers.

Non-Cash Financing Activities

During the year ended December 31, 2011, we paid $0.1 million in settlement of the unsecured promissory notes held by the sellers of SMLB that previously were not paid on schedule at December 31, 2010. As part of the settlement, we received a full release that no other amounts were due under any of the provisions of the purchase agreement. The settlement resulted in extinguishment of principal and accrued interest totaling $0.03 million, which was recorded in other income.

On February 28, 2010, Mr. Gallagher, our Chief Operating Officer and former selling member, entered into an agreement with us to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 common shares in the first quarter of 2010.  The shares will be subject to a certain Registration Rights Agreement between us and Mr. Gallagher. The terms on the remaining principal balance of $2.8 million were amended, reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the Note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of Mr. Gallagher.  Based on the amended principal repayment terms, $2.5 million and $2.8 million of the note balance was classified as long-term at December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

We had $6.7 million and $11.0 million of unrestricted cash and cash equivalents at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, we have financed our operations from operating activities and cash on hand.

While our cash declined $4.3 million during the year ended December 31, 2011, our total working capital increased $1.7 million to $7.0 million at December 31, 2011 from $5.3 million at December 31, 2010. In response to the downturn in the economy during the past several years and continuing in 2011, we worked to monitor project utilization and realign selling, general and administrative expenses through cost cutting measures. While we experienced a decline in revenue during 2011 from the prior year, we aim to increase sales productivity by realigning our sale focus and supporting productivity measures through further implementation of sales reporting tools. Our efforts to maintain and grow profitability include closely monitoring our costs relative to actual and anticipated revenues. As a result of our continued focus on profitability, subsequent to year end we implemented restructuring plans with estimated total annual savings of $2.8 million, of which $1.4 million is an estimated reduction in selling, general and administrative expenses. We may make further reductions to operating costs.

In an effort to improve our capitalization and liquidity in 2010, we sought to restructure scheduled debt repayments with our creditors. In addition to the added liquidity from the proceeds of the sale of Rubicon, we eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million owed to our Chief Operating Officer. On February 28, 2010, we improved our net worth through the principal conversion of $1.3 million of principal due on a seller note to our Chief Operating Officer. Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.

To increase liquidity further and potentially enhance our bonding capability, on November 8, 2011, the Company entered into a one year revolving credit facility for added liquidity to be used for working capital purposes. The revolving facility makes available up to a maximum of $2.0 million of credit with a borrowing base of 80% of eligible receivables at an interest rate of 30 day LIBOR plus 225 basis points. The lender has a first lien on all Company assets and the line is subject to certain financial covenants. If we are unable to maintain these covenants, we may be precluded from using the line of credit in the event an amendment to these covenants or a default waiver cannot be obtained. Since closing, we have not drawn against the line of credit. See Note 9 of the financial statements for further detail.

As a result of the cost reduction and monitoring efforts to realign operations with anticipated revenues, the resulting operating profitability and the prior year financial restructuring of the $4.0 million note to our Chief Operating Officer, we believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements and financing obligations including through the next twelve months. We continue to monitor our operating costs in an attempt to appropriately align them with our strategic objectives and any changes in projected revenues or backlog. The next twelve month financing obligations are anticipated to total approximately $0.4 million related to debt services on the note to our Chief Operating Officer.

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

At December 31, 2011, we had no off-balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is not required as we are a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortress International Group, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fortress International Group, Inc.

We have audited the accompanying consolidated balance sheets of Fortress International Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortress International Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
March 30, 2012

PART I - FINANCIAL INFORMATION

FORTRESS INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$6,731,487	$10,980,420
Contract and other receivables, net	7,147,714	10,134,475
Costs and estimated earnings in excess of billings
on uncompleted contracts	2,729,424	1,079,813
Prepaid expenses and other current assets	497,712	555,375
Total current assets	17,106,337	22,750,083
Property and equipment, net	305,463	375,926
Goodwill	3,839,861	3,811,127
Other intangible assets, net	60,000	60,000
Other assets	20,975	40,210
Total assets	$21,332,636	$27,037,346
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, current portion	$375,000	$200,572
Accounts payable and accrued expenses	6,886,094	9,370,446
Billings in excess of costs and estimated earnings
on uncompleted contracts	2,819,368	7,892,460
Total current liabilities	10,080,462	17,463,478
Convertible notes, less current portion	2,457,301	2,750,000
Other liabilities	76,073	137,218
Total liabilities	12,613,836	20,350,696
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares
issued or outstanding	-	-
Common stock- $.0001 par value, 49,000,000 and 100,000,000 shares authorized;
14,749,362 and 13,857,127 issued; 14,028,413 and 13,384,860 outstanding at
December 31, 2011 and December 31, 2010, respectively	1,475	1,386
Additional paid-in capital	65,805,358	65,247,545
Treasury stock 720,949 and 472,267 shares at cost at
December 31, 2011 and December 31, 2010, respectively	(1,450,455)	(1,084,809)
Accumulated deficit	(55,637,578)	(57,477,472)
Total stockholders' equity	8,718,800	6,686,650
Total liabilities and stockholders’ equity	$21,332,636	$27,037,346

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010
Results of Operations:
Revenue	$36,855,135	$74,903,900
Cost of revenue, excluding depreciation and amortization	24,376,061	62,953,021
Gross profit, excluding depreciation and amortization	12,479,074	11,950,879
Operating expenses:
Selling, general and administrative	11,235,322	10,624,168
Depreciation and amortization	233,727	342,220
Total operating costs	11,469,049	10,966,388
Operating income	1,010,025	984,491
Interest income (expense), net	(89,215)	(124,510)
Other income (expense), net	919,084	-
Income before income taxes	1,839,894	859,981
Income tax expense	-	-
Net income from continuing operations	$1,839,894	$859,981
Loss on discontinued operations, net of income taxes	-	(8,723)
Net income	$1,839,894	$851,258
Basic Earnings per Share:
Earnings per common share	$0.14	$0.06
Weighted average common shares outstanding	13,608,161	13,266,531
Diluted Earnings per Share:
Earnings per common share	$0.13	$0.06
Weighted average common shares outstanding	14,853,760	14,126,631

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2010	13,142,962	1,314	63,442,796	296,253	(959,971)	(58,328,730)	4,155,409
Promissory note due to officer converted to stock	625,000	63	1,249,938	-	-	-	1,250,000
Purchase of treasury stock	-	-	-	176,014	(124,838)	-	(124,838)
Stock based compensation	89,165	9	554,812	-	-	-	554,821
Net income for the year	-	-	-	-	-	851,258	851,258
Balance at December 31, 2010	13,857,127	1,386	65,247,545	472,267	(1,084,809)	(57,477,472)	6,686,650
Purchase of treasury stock	-	-	-	248,682	(365,646)	-	(365,646)
Stock based compensation	892,235	89	557,813	-	-	-	557,902
Net income for the year	-	-	-	-	-	1,839,894	1,839,894
December 31, 2011	14,749,362	$ 1,475	$ 65,805,358	720,949	$ (1,450,455)	$ (55,637,578)	$ 8,718,800

See accompanying notes to consolidated financial statements.

 FORTRESS INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net income	$1,839,894	$851,258
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	233,727	342,220
Provision for doubtful accounts	114,980	-
Stock-based compensation	510,838	554,821
Extinguishment of contract liabilities	(310,168)	-
Other non-cash items	(33,062)	(27,761)
Changes in operating assets and liabilities:
Contracts and other receivables	2,871,781	4,062,297
Costs and estimated earnings in excess of billings on uncompleted
contracts	(1,649,611)	(23,270)
Prepaid expenses and other current assets	(107,963)	42,071
Other assets	19,235	206,008
Accounts payable and accrued expenses	(2,032,329)	1,382,611
Billings in excess of costs and estimated earnings on
uncompleted contracts	(5,073,092)	1,355,708
Other liabilities	(61,145)	(49,687)
Net cash (used in) provided by operating activities	(3,676,915)	8,696,276
Cash Flows from Investing Activities:
Purchase of property and equipment	(163,264)	(105,577)
Proceeds from repayment of note in connection with
the sale of substantially all assets and liabilities of Rubicon	165,626	343,655
Acquisition of Alletag, Inc.	(28,734)	-
Receipt of earn-out in connection with the sale of substantially
all assets and liabilities of Rubicon	-	43,208
Net cash (used in) provided by investing activities	(26,372)	281,286
Cash Flows from Financing Activities:
Payments on notes payable	-	(4,915)
Payment on seller notes	(180,000)	(130,535)
Purchase of treasury stock	(365,646)	(124,838)
Net cash used in financing activities	(545,646)	(260,288)
Net (decrease) increase in cash	(4,248,933)	8,717,274
Cash, beginning of period	10,980,420	2,263,146
Cash, end of period	$6,731,487	$10,980,420
Supplemental disclosure of cash flow information:
Cash paid for interest	$166,422	$339,739
Cash paid for taxes	73,066	132,903
Supplemental disclosure of non-cash operating activities:
Interest forgiveness in settlement of SMLB seller notes	$25,310	$-
Supplemental disclosure of non-cash investing activities:
Promissory notes payable issued (adjusted for working capital settlement) in connection with the sale of substantially all assets and liabilities of Rubicon	-	(66,270)
Supplemental disclosure of non-cash financing activities:
Promissory notes, issued to an officer, converted to common stock	$-	$1,250,000
Principal forgiveness in settlement of SMLB seller notes	20,572	-

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation and Significant Accounting Policies

Nature of Business and Organization

The consolidated financial statements are for the years ended December 31, 2011 and 2010 for Fortress International Group, Inc. (“Fortress” or the “Company”).  The Company was formed in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.

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

The Company experienced a significant decrease in its revenues, caused by delays in starting projects or cancellations thereof, during the year ended December 31, 2009 resulting in a significant loss and negative cash flows from operations.  The Company took actions to address the liquidity concerns that this caused.

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

The Company’s strategic growth through acquisitions was suspended due to the downturn in the economy, the impact this had on its existing customer base and therefore the Company’s financial performance.  The corporate focus became centered on preserving cash, achieving positive cash flow and discontinuing or selling operations that threatened that strategy.   During 2009, the Company engaged an investment bank to assist it in evaluating various disposition and financial alternatives, which culminated in the sale of Rubicon to its management and former owners on December 29, 2009.  The disposition resulted in consideration of approximately $2.0 million.

The Company further sought to restructure scheduled debt repayments with its creditors.  In addition to the added liquidity from the proceeds of the sale of Rubicon, the Company eliminated scheduled debt repayments through debt forgiveness of approximately $0.5 million to its Chief Operating Officer. On February 28, 2010, the Company improved its net worth through the principal conversion of $1.3 million of principal due on a seller note to Mr. Gallagher.  Furthermore, the principal repayment of the remaining $2.7 million was amended to begin in the second quarter of 2012.  As a result of note restructuring, at December 31, 2010 short term debt obligations were reduced $2.3 million and in turn the Company’s short-term liquidity substantially improved.

The Company had $6.7 million and $11.0 million of unrestricted cash and cash equivalents at December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, the Company financed its operations through its cash balances and results of operations. Management believes that the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy the Company’s expected working capital, capital expenditure and financial service requirements through the next twelve months.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. The Company’s revenue is derived from the following types of contractual arrangements: fixed-price contracts, time and material contracts and cost-plus-fee contracts (including guaranteed maximum price contracts). The Company’s primary source of revenue is from fixed-price contracts and the Company applies ASC 605-35, Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

Revenue from fixed-price contracts is recognized on the percentage of completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

Contract revenue recognition inherently involves estimation. The cost estimation process is based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise its estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revisions becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract.

The Company may incur costs at risk subject to an executed contract document or change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or in the event of dispute, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, are classified as current assets for the majority of the Company’s projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.

Certain of our contracts involve the delivery of multiple elements including design management, system installation and facilities maintenance. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative selling price of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the service when it is sold separately or competitor prices for similar services.

Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered based on actual labor hours performed at contracted billable rates, and costs incurred on behalf of the Company’s customer. Services are also performed under master and other service agreements billed on a fixed fee basis. Under fixed fee master service and similar type service agreements for facilities and equipment, the Company furnishes various unspecified units of service for a fixed price. These services agreements are recognized on the proportional performance method or ratably over the course of the service period and costs are recorded as incurred in performance.

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

Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation to its stock based compensation arrangements. We amortize stock-based costs for such awards on a straight-line method over the requisite service period, which is generally the vesting period.

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

        Advertising expense for the Company was $0.1 million for both of the years ended December 31, 2011 and 2010.

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

Net income Per Share

        Basic net income per share has been computed using the weighted average number of shares outstanding during each period. Diluted net income per share is computed by including the dilutive effect of common stock that would be issued assuming conversion of outstanding convertible notes, exercise of options to purchase shares of common stock, and the vesting of restricted stock and restricted stock units. Unvested restricted stock units and options to purchase shares of common stock totaling 828,834 shares were excluded from dilutive earning per shares for the twelve months ended December 31, 2010 as they expired out of the money.

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

The Company recorded accounts receivable allowances of $0.1 and $0.5 million at December 31, 2011 and 2010, respectively.  Included in accounts receivable was retainage associated with construction projects totaling $0.2 million and $1.1 million at December 31, 2011 and 2010, respectively (See Note 2).

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable.  At December 31, 2011 and 2010, bonds outstanding that secured by specific project accounts receivable totaled $17.9 million and zero, respectively.

Goodwill

Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. In accordance with ASC 350 Intangibles-Goodwill and Other, goodwill and indefinite lived intangibles are evaluated for impairment at least annually, or more frequently upon the occurrence of a triggering event. The Company has elected to use December 31 as its impairment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment.  The Company performed such analysis as of December 31, 2011 and 2010 concluding there was no impairment.   At December 31, 2011 and 2010, the residual carrying value of goodwill was $3.8 million.

 Long-Lived Assets and Other Intangibles

As events or circumstances change that could affect the recoverability of the carrying value of its long-lived assets, the Company conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with ASC 360-10-35 Impairment or Disposal of Long-Lived Assets. The Company’s long-lived assets consist of property and equipment and finite lived intangibles related to customer contracts, customer relationships, and trademarks acquired in business combinations.  This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections. No such impairment was recorded in 2011 and 2010.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue recognition, recoverability of long-lived and indefinite-lived assets, useful lives of long-lived assets, accruals for estimated liabilities that are probable and estimable, and the fair value of stock and option grants. Actual results could differ from those estimates and assumptions.

Discontinued Operations and Reclassifications

The Company must classify a business line as discontinued operations once the Company committed to a plan to sell the business, as determined pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, “Property, Plant and Equipment” (“ASC 360”) (formerly Statements of Financial Accounting Standard (“SFAS”) No. 144.  “Accounting for the impairment of Long-Lived Assets.”  On December 29, 2009, the Company sold substantially all the assets and liabilities of its Rubicon division to that division’s former owners and management.  During 2010, the Company recorded $8,723 loss on the sale related to final settlement of earn out consideration.

Treasury Stock

The Company records treasury shares at cost. See Note 11-Common Stock Repurchases.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has neither early adopted the guidance nor expects the adoption to have a material effect on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this standard as of the beginning of 2013. The Company does not expect the adoption of this standard will have an impact on the presentation of our financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We are required to adopt this standard in the first quarter of 2012. The Company does not expect the adoption to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice relating to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. Under ASU 2010-29, comparative financial statements should disclose revenue and earnings of the combined entity as if the business combinations that have occurred during the current year had been in effect as of the beginning of the comparable prior annual reporting period only. Additionally, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The provision of ASU 2010-29 will be adopted in the event of future acquisitions.

In July 2010, Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance of Credit Losses , was issued. This Update amends Topic 310 to expand the disclosure requirements and provide users with greater transparency about an entity’s allowance for credit losses and the quality of its financing receivables. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The expanded disclosures do not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods or services. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of Accounting Standards Update No. 2010-20 did not have an impact on our disclosures, as our trade receivables have a maturity of less than one year.

In April 2010, Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force , was issued. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 1, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2010-17 did not have a material impact on the company’s results of operations or financial position.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)   Accounts Receivable

The Company earned approximately 43% and 69% of its revenue from three and two customers for the years ended December 31, 2011 and 2010, respectively. Accounts receivable from these customers at December 31, 2011 and 2010 was $2.0 million and $1.1 million, respectively.

(3) Extinguishment of Liabilities

During the year ended December 31, 2011, the Company finalized the extinguishment of approximately $0.3 million due to a vendor as a result of negotiated settlement between the property owner and the vendor and the Company independently. Pursuant to the vendor reaching settlement with the owner, the Company was relieved of its obligation which had been previously recorded by the Company. The Company recorded the extinguishment of liabilities for the amount due to the vendor as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the year ended December 31, 2011.

(4)	Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2011	2010
Vehicles	$142,682	$142,682
Trade equipment	144,391	144,391
Leasehold improvements	497,884	664,423
Furniture and fixtures	62,776	38,695
Computer equipment and software	595,681	984,561
	1,443,414	1,974,752
Less accumulated depreciation	(1,137,951)	(1,598,826)
Property and equipment, net	$305,463	$375,926

Depreciation of fixed assets and amortization of leasehold improvements totaled $0.2 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Goodwill and Other Intangibles

The Company recognized goodwill associated with its six acquisitions beginning in 2007 through 2011. On July 1, 2011, the Company acquired 100% of the issued and outstanding stock of Alletag Builders, Inc. (Alletag) for a cash purchase price of $28,734, including acquisition costs, which resulted in an increase in goodwill.

As of December 31, 2011 and 2010, gross carrying amount of goodwill totaled $20.0 million, of which approximately $9.7 million is deductible for income tax purposes. Goodwill from acquisitions as of December 31, 2011 and December 31, 2010 were as follows:

	December 31,	December 31,
	2011	2010
Gross carrying amount of goodwill	$20,016,727	$19,987,993
Accumulated impairment loss on goodwill	(16,176,866)	(16,176,866)
Net goodwill	$3,839,861	$3,811,127

Goodwill Impairment

The Company performed an impairment analysis at December 31, 2011 and 2010, its annual testing date.  Based on the results of step one of these tests, there was no indication of impairment and performance of step two was not required.

Other Intangibles

Identifiable acquisition-related intangible assets as of December 31, 2011 and December 31, 2010 were as follows:

	Carrying	Accumulated	Loss on	Net Carrying
	Amount	Amortization	Impairment	Amount
Finite Lived-Intangible assets:
Customer relationships	$14,660,000	$(4,719,401)	$(9,940,599)	$-
Non competition agreement	55,600	(55,600)	-
Total	14,715,600	(4,775,001)	(9,940,599)	-
Indefinite Lived-Intangible assets:
Trade name	60,000	-	-	60,000
Net other intangible assets	$14,775,600	$(4,775,001)	$(9,940,599)	$60,000

(6)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses were comprised of the following at:

	December 31,	December 31,
	2011	2010
Accounts payable	$3,858,251	$3,891,977
Accounts payable retainage	201,331	1,042,885
Accrued Project Costs	1,927,439	3,016,126
Other accrued expenses	899,073	1,419,458
Total accounts payable and accrued expenses	$6,886,094	$9,370,446

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Basic and Diluted Net Earnings Per Common Share

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive unvested restricted stock units, unvested restricted stock, and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Twelve months ended December 31,
	2011			2010
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE
Net income	$1,839,894	13,608,161	$0.14	$851,258	13,266,531	$0.06
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	867,959	(0.01)	-	860,100	-
Unsecured convertible note	162,185	377,640	-	-	-	-
DILUTED EARNINGS PER SHARE	$2,002,079	14,853,760	$0.13	$851,258	14,126,631	$0.06

Unvested restricted stock units for 87,167 shares and options to purchase 700,000 shares of common stock expired out of the money during 2010.  Accordingly, these were not included in the computation of diluted net loss per common share.  Additionally, for the year ended December 31, 2010, all convertible notes were omitted from the earnings per share calculation because the effect of conversion would be anti-dilutive.

(8)	Notes Payable

Long-term debt was as follows:

	December 31, 2011	December 31, 2010
Convertible, unsecured promissory note, due 2012 (4.0%)	$2,832,301	$2,750,000
Unsecured promissory note, due 2011 (6.0%)	-	120,572
Unsecured promissory note, due 2011 (6.0%)	-	80,000
Total debt	2,832,301	2,950,572
Less current portion	375,000	200,572
Total debt, less current portion	$2,457,301	$2,750,000

During the year ended December 31, 2011, the Company made its final payment of $0.1 million on each of the seller notes associated with the acquisition of Innovative Power Systems, Inc. (“Innovative”) and SMLB, Ltd. (“SMLB”), respectively. The Company paid $0.1 million in settlement of the unsecured promissory notes held by the sellers of SMLB that previously were not paid on schedule at December 31, 2010. As part of the settlement, the Company received a full release that no other amounts were due under any of the provisions of the purchase agreement. The settlement resulted in extinguishment of principal and accrued interest totaling $0.05 million, which was recorded in other income.

Line of Credit

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

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2011, the line was undrawn; however, the Company complied with reporting and covenant requirements.

Convertible Unsecured Promissory Notes

In connection with the TSS/Vortech acquisition, the Company entered into two convertible unsecured promissory notes payable (in equal amounts) with each the Company’s former Chief Executive Officer (as further described in Subsequent Events footnote 16, herein referred to as the “former CEO”) and Chief Operating Officer and President (“COO”). The notes bear interest at six percent per year and had an original term of five years.  At any time after the sixth month following the closing of the acquisition, the balance of the notes were convertible at any time by the former CEO and COO at a conversion price of $7.50 per share and were automatically convertible if the average closing price of the Company’s common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

On August 26, 2008, the former CEO and COO entered into an agreement with the Company to convert $2.5 million and $1.0 million, respectively, of their respective outstanding note balance into equity at a conversion price of $7.50 per share, resulting in the aggregate issuance of 466,667 common shares. The amount of the excess of the conversion price of $7.50 over the market price at $1.28 on the date of conversion totaling $2.9 million has been recorded as additional paid-in capital. In addition, the COO agreed to postpone any principal and interest payments payable to him under his remaining $4,000,000 promissory note until March 2010, with such interest to be accrued to the outstanding principal.

On February 28, 2010, the COO entered into an agreement with the Company to convert $1.3 million of the outstanding note balance into equity at a conversion price of $2.00 per share, resulting in the aggregate issuance of 625,000 common shares in the first quarter of 2010.  The shares will be subject to that certain Registration Rights Agreement between the Company and the COO. The terms on the remaining principal balance of $2.8 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014.  The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.  Based on the amended principal repayment terms from the conversion, $2.5 million and $2.8 million of the note balance was classified as long-term at December 31, 2011 and 2010, respectively.

Scheduled principal repayments at December 31, 2011 are as follows:

December 31,
2011
2012	$375,000
2013	500,000
2014	1,957,301
Total	$2,832,301

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Employee Benefit Plan

Restricted Stock

On January 17, 2007, the stockholders of the Company approved the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 2.1 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, non-qualified stock options, or restricted stock.  On June 6, 2010, the stockholders approved an approximate 1.0 million increase to shares available for award under the Plan.  At December 31, 2011, approximately 0.5 million shares remain available for issuance under the Plan.

Generally, grants under the Plan have been limited primarily to shares of restricted stock, which were granted to the recipients at no cost and generally vests over a three year period. At December 31, 2008, the Company issued to employees 115,000 restricted stock units, which vested upon attainment of a $3.00 per share closing price of the Company’s common stock, par value $0.0001 per share, for twenty consecutive trading days, provided that respective employees remain employed by the Company through such vesting date. As the vesting condition was not met on or before December 31, 2010 the restricted stock units terminated.

The fair value of restricted stock awarded for the years ended December 31, 2011 and 2010 totaled $0.5 million and $0.4 million, respectively, and were calculated using the value of Fortress’ common stock on the grant date. The value of awards are being amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of 3% and 6% associated with termination behavior for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and December 31, 2010, the Company recognized non-cash compensation associated with restricted stock of $0.6 million, of which $0.1 million was included in cost of sales.  As of December 31, 2011, the total compensation cost related to unvested restricted stock or restricted stock units not yet recognized was approximately $0.4 million with a weighted average remaining vest life of 1.7 years.

The changes in restricted stock and restricted stock units are shown in the following table:

		Weighted
		Average
		Grant Date
	Number	Fair Value
Unvested January 1, 2010	925,600	$1.15
Granted restricted stock and units	270,000	1.44
Vested restricted stock	(89,164)	(1.76)
Forfeitures	(128,834)	(0.95)
Unvested December 31, 2010	977,602	$1.77
Granted restricted stock	284,631	1.62
Vested restricted stock	(892,233)	(1.81)
Unvested December 31, 2011	370,000	$1.55

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $16,500 in 2011 and 2010. The Company eliminated its matching contribution in its entirety on July 1, 2009; however, on March 17, 2011, the Board of Directors approved a discretionary match of $20,000 for 2010 participants. No further contributions were made by the Company during 2011.

(10)	Common Stock Repurchases

During the year ended December 31, 2011, the Company repurchased 248,682 treasury shares with an aggregate value of $0.4 million associated with the vesting of restricted stock held by an employee.  During the year ended December 31, 2010, the Company repurchased 176,014 treasury shares with an aggregate value of $0.1 million associated with the vesting of restricted stock held by an employee.  Per terms of the restricted stock agreements, the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

(11)	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(12)	Income Taxes

 Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision/(benefit) for income taxes from continuing operations consists of the following:

	For the Year Ended
	December 31,
	2011	2010
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	661,056	1,222,180
State	342,195	(24,933)
Total provision (benefit) for income taxes before valuation allowance	$1,003,251	$1,197,247
Change in valuation allowance	(1,003,251)	(1,197,247)
Total provision (benefit) for income taxes	$-	$-

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Gross curent deferred taxes:
Deferred tax assets:
Accrued expenses	$184,333	$348,706
Gross current deferred tax assets before valuation allowance	184,333	348,706
Valuation allowance	(151,620)	(332,274)
Gross current deferred tax assets	$32,713	$16,432
Deferred tax liabilities:
Prepaid expenses	(32,713)	(16,432)
Deferred current tax liabilities	(32,713)	(16,432)
Net current deferred taxes	$-	$-
Non-current deferred taxes:
Deferred tax assets:
Net operating loss carryover	$7,449,169	$7,396,658
Goodwill and other intangibles	$6,595,284	$7,303,635
Deferred compensation	124,720	191,390
Depreciation	100,445	201,339
Other carryovers and credits	20,111	19,305
Gross non-current deferred tax assets before valuation allowance	14,289,729	15,112,327
Valuation allowance	(14,289,729)	(15,112,327)
Gross non-current deferred tax assets	-	-
Deferred tax liabilities:
Amortization of goodwill and other	-	-
Deferred non-current tax liabilities	-	-
Net non-current deferred taxes	$-	$-

At December 31, 2011 and 2010, the Company had net operating losses (NOL) totaling $18.9 million and $18.3 million, respectively, to be carried forward 20 years to offset future taxable income and any unused NOL will begin to expire in 2027. At December 31, 2011 and 2010, the Company has recorded a deferred tax asset and corresponding valuation allowance of $7.4 million, reflecting the federal and state benefit of the remaining loss carryforwards.

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

The Company’s provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2011 and 2010. ASC 740 requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

At December 31, 2011 and 2010, the Company has established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization. The Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable based on its historical operating results and estimated future taxable income. The Company believes that it is more likely than not that the benefit of the net deferred tax assets will not be fully realized based on the Company’s current year loss and estimated future taxable income.

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

The Company has recorded a gross deferred tax asset in connection with the prior grants of restricted stock to employees and directors.  Subsequent to the grant of this stock the value has declined which could result in the reduction in the related deferred tax asset in the future.  Such a reduction did in fact occur in 2010 which resulted in a reduction of the deferred tax asset attributable to restricted stock to employees and directors in the amount of $0.9 million, while an excess deduction occurred in 2011 totaling $0.5 million .  There was a corresponding reduction in the valuation allowance in the same amount.   At December 31, 2011 and 2010, the Company has recorded a full valuation allowance against these deferred tax assets.

The Company adopted the provisions of the guidance related to accounting for uncertainties in income taxes. The Company has analyzed its current tax reporting compliance positions for all open years, and has determined that it does not have any material unrecognized tax benefits. Accordingly, the Company has omitted the tabular reconciliation schedule of unrecognized tax benefits. The Company does not expect a material change in unrecognized tax benefits over the next 12 months. All of the Company’s prior tax federal, state filings from the 2008 tax year forward remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2008 tax year forward for both federal and Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2008 tax year forward for both federal and Virginia purposes.   SMLB’s statutes of limitation are open from the 2008 tax year for both federal and Illinois purposes.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	For the Year
	Ended December 31,
	2011	2010
Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	0.0%	0.0%
Effect of permanent differences	6.0%	6.0%
Effect of valuation allowance	-40.0%	-40.0%
Total	0.0%	0.0%

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)	Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with a related party for less than $25,000.

S3 Integration, L.L.C. (S3 Integration) is 15% owned by the Company’s former CEO. On December 31, 2011, our COO sold his 15% interest in S3 Integration, reducing his ownership to zero, in exchange for a $60,000 promissory note with a two year repayment schedule. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Systems, LLC (Chesapeake Systems) was 9% owned and significantly indebted to the Company’s former CEO until the sale of his equity interest and satisfaction of his note on December 31, 2010.  Chesapeake Systems is a manufacturers’ representative and distributor of mechanical and electrical equipment.

Chesapeake Mission Critical, L.L.C. (Chesapeake MC) is 10.32% owned the Company’s former CEO. Additionally, Chesapeake MC owes approximately $0.5 million to the Company’s former CEO. Additionally, our former CEO is entitled to certain contingent payments not to exceed $500,000 in the event of a liquidation or sale of the business. On November 4, 2011, our COO sold his 9% interest in Chesapeake MC, reducing his ownership to zero. Chesapeake MC is a manufacturers’ representative reselling and servicing mechanical and electrical equipment from original equipment manufacturers.

CTS Services, LLC (CTS) is 9% owned by the Company’s former CEO. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed. On April 1, 2009, the Company’s former CEO sold 46% of his interest in CTS, reducing his ownership to 9%. As part of the sale consideration in 2009, our former CEO received a seller note repayable over ten years that has a balance of $2.8 million at December 31, 2011. CTS is a mechanical and electrical contractor that specializes in commercial buildings and mission critical facilities.

Telco P&C, LLC (Telco P&C) is 12% owned by the Company’s former CEO, who receives approximately $78,000 per year from Telco P&C through 2012. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco P&C as needed.

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by each of the Company’s former CEO and its COO. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The original lease term expired at the December 31, 2011. Prior to expiration, the lease was renegotiated to a full service lease, excluding utilities, at $24 per square foot or an aggregate annual rate of $0.3 million, representing an annual reduction of approximately $0.2 million. The lease is cancellable by either the Company or TPR Group Re Three with six months written notice. The Company obtained an independent appraisal of the original lease, which determined the lease to be at fair value.

Chesapeake Tower Systems, Inc. was owned 100% by the Company’s former CEO and assigned its rights and obligations under our lease to RF Realty Investments, LLC (“RF Realty”) on October 1, 2011. RF Realty is owned by our former CEO and his family. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eSite Systems, LLC (eSite) is a limited liability company formed June 1, 2011 that our former CEO invested $0.4 million. eSite is a manufacturers’ representative reselling and servicing mechanical and electrical equipment from original equipment manufacturers. The Company has not entered into any contracts with the related entity greater than $25,000 to date. The Company received a contract for approximately $745,000 from a customer that has contracted to purchase equipment from eSite. In addition, the Company’s former CEO provided this customer with a loan in an amount up to $650,000 to purchase that equipment.

The following table sets forth transactions the Company has entered into with the above related parties for the year ended December 31, 2011 and 2010.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties providing services to us on contracts for our customers. Accordingly, a direct relationship to the revenue and cost of revenue information below by the Company should not be expected.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2011	December 31, 2010
Revenue
Telco P&C, LLC	$354,831	$873,989
Chesapeake Systems	6,621	-
Chesapeake Mission Critical, LLC	309,581	23,255
Total	$671,032	$897,244
Cost of Revenue
CTS Services, LLC	$17,413	$23,902
Chesapeake Systems, LLC	6,000	-
Chesapeake Mission Critical, LLC	73,391	436,483
S3 Integration, LLC	60,009	662,075
Telco P&C, LLC	-	37,878
Total	$156,813	$1,160,338
Selling, general and administrative
Office rent paid on Chesapeake Tower Systems, Inc. and RF Realty Investments, LLC	$159,251	$143,111
Office rent paid to TPR Group Re Three, LLC	428,197	376,187
Total	$587,448	$519,298

	December 31, 2011	December 31, 2010
Accounts receivable/(payable):
CTS Services, LLC	$7,155	$16,155
CTS Services, LLC	(1,400)	(1,400)
Chesapeake Mission Critical, LLC	154	-
Telco P&C, LLC	36,133	364,348
Telco P&C, LLC	-	(600)
S3 Integration, LLC	-	(25,924)
Total Accounts receivable	$43,442	$379,103
Total Accounts (payable)	$(1,400)	$(27,924)

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Commitments, Contingencies and Other

A)	Summary

The following table provides information regarding our contractual obligations and commercial commitments as of December 31, 2011.

	Payments Due by Period
	Total	2012	2013	2014	2015
Operating leases	$531,994	$271,599	$123,996	$119,452	$16,947
Contractual purchase commitments	8,576,874	8,576,874	-	-	-
Total	$9,108,867	$8,848,473	$123,996	$119,452	$16,947

B)	Operating Leases

Under operating leases, the Company leases certain facilities, equipment and vehicles for use in its operations. Rental payments on certain leases are subject to annual increases based on escalation clauses.  Additionally, approximately $0.2 million of rent inducement charges associated with the build out of certain facilities are being amortized over the life of the lease.  Total rent expense was $0.8 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively.

On November 7, 2011, the Company amended its expiring operating lease for its corporate headquarters, reducing the annual commitment to $0.3 million. The lease is not included in the commitment table above as it is cancellable any time by either the owners or the Company with six months written notice, see Note 14 Related Party Transactions.

C)	Operating Subleases

Under operating subleases, the Company has sublet certain facilities as result of downsizing and cost reduction efforts. As these sublets were executed late in December 2009, no rental income was recorded for the year ended December 31, 2011 and 2010.  One tenant defaulted on its sublease in the fourth quarter of 2010, resulting in an accrued loss of approximately $0.1 million associated with lost future sublease payments. Subsequently, in 2011 we negotiated an early exit to this lease and were released of the remaining five month lease obligation resulting in $0.03 million gain.

D)	Legal Matters

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. The Company currently estimates that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on its financial position, results of operations, and cash flows.  Management is not aware of any contemplated proceeding by any governmental authority against the Company.

F)	Contractual Purchase Commitments

Contractual purchase commitments represent subcontracts and purchase orders entered into with trade subcontractors and equipment suppliers, as the Company performs under its customer contracts.

E)	Employment Agreements

On January 19, 2007, the Company entered into employment agreements with our Vice-Chairman (Mr. Weiss), former CEO (Mr. Rosato) and Chief Operating Officer (Mr. Gallagher). In August 2007, the Company entered into an employment agreement with its Chief Financial Officer (Mr. Dec). The agreements specify annual salary, benefits and incentive compensation for the terms of the agreement.  The agreements also provided for twelve months (24 months in the case of Mr. Weiss) salary if the employment of the employee is terminated other than for cause or the employee terminates his employment for good reason. These agreements were amended at various dates through 2009.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2010, Mr. Rosato’s and Mr. Gallagher’s agreements were amended to reinstate their compensation to $200,000 per year, effective beginning September 1, 2010.   Mr. Dec’s agreement was amended to reinstate his salary to $200,000 per year, effective beginning March 1, 2010.

On November 9, 2011, the Company entered into a letter agreement with Harvey L. Weiss, Vice Chairman of the Board of Directors of the Company, pursuant to which, among other things, that certain Employment Agreement, dated January 19, 2007, and amended on August 26, 2008 (collectively, the “Employment Agreement”), was terminated effective as of January 19, 2012. The letter agreement provides that Mr. Weiss will continue to be compensated at his current salary level through the date of termination, and upon termination of the Employment Agreement Mr. Weiss will (i) continue to be employed by the Company on an “at will” basis, (ii) continue to serve as the Vice Chairman of the Board of Directors of the Company, (iii) be paid an annual base salary at the rate of $45,000, (iv) be eligible to receive annual equity grants from the Company in the form and amount granted to each of the non-employee directors of the Company (subject to the approval of the Board of Directors), and (v) continue to participate in the Company’s benefit plans.

(15)	Unaudited Quarterly Financial Data

2011 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$9,042,976	$7,681,732	$10,515,498	$9,614,930
Net income from continuing operations, net of tax	(1,257,347)	112,818	1,962,495	1,021,926
Basic net earnings (loss) per share from continuing operations, net of tax	$(0.09)	$0.01	$0.15	$0.08
Diluted net earnings (loss) per share from continuing operations, net of tax	$(0.09)	$0.01	$0.13	$0.07

2010 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$14,133,615	$21,000,377	$22,654,415	$17,115,493
Net income from continuing operations, net of tax	250,062	465,682	434,390	(290,151)
Basic and diluted earnings (loss) per share:
Net earnings (loss) per share from continuing operations, net of tax	$0.02	$0.03	$0.03	$(0.02)

Net earnings (loss) per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods.

(16)	Subsequent Events

In connection with the preparation of its financial statements for the year ended December 31, 2011, the Company has evaluated events that occurred subsequent to December 31, 2011 to determine whether any of these events required recognition or disclosure in the 2011 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements; however, the Company evaluated the events below.

On January 3, 2012, the Company hired Anthony Angelini, age 49, as Chief Executive Officer of the Corporation and that Mr. Angelini and Peter Woodward were appointed to the Corporation’s board of directors effective January 3, 2012. Mr. Angelini replaced Thomas P. Rosato (referred to in notes above as the former CEO), who served with the Corporation as the non-executive Chairman of the Board of Directors through his resignation on March 28, 2012 (see below). Additionally, Messrs. John Morton, III, William L. Jews, and Asa Hutchinson resigned from the Corporation’s board of directors effective January 3, 2012. Mr. Morton, former Chairman of the Board of Directors, will provide consulting services to the Corporation’s board of directors through the first quarter of 2012 to assist with the transition.

On September 12, 2011, the Corporation retained Mr. Angelini’s consulting firm to provide consulting services relating to strategic planning and business development. Under that arrangement, the Corporation has paid Mr. Angelini’s consulting firm an aggregate of $112,500 in fees.

In connection with his appointment as the Corporation’s Chief Executive Officer, the Corporation entered into an employment agreement with Mr. Angelini. Under that employment agreement, Mr. Angelini’s annual base salary is $250,000 and he is eligible to receive a bonus in an amount and on terms established by the Corporation’s board of directors. Mr. Angelini is entitled to receive vacation, health insurance, and other benefits generally made available to the Corporation’s other executives and reimbursement for reasonable, out-of-pocket expenses actually incurred by him relating to travel to the Corporation’s headquarters in Columbia, Maryland. If the Corporation terminates Mr. Angelini’s employment other than for “Cause” (as defined in the employment agreement), Mr. Angelini terminates his employment for a “Good Reason” (as defined in the employment agreement), or his employment is terminated by reason of his death or disability, the Corporation will pay Mr. Angelini a lump sum payment equal to his then current base salary.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events-Continued

On January 3, 2012, Mr. Angelini received an award of 250,000 restricted shares of the Corporation’s common stock under the Corporation’s 2006 Omnibus Incentive Compensation Plan. Subject to the following sentence, Mr. Angelini will forfeit these shares upon the termination of his employment with the Corporation. These restricted shares will vest and no longer be subject to forfeiture upon (1) a Change in Control of the Corporation (as defined in the employment agreement), (2) the termination of Mr. Angelini’s employment due to his death or disability, (3) the termination of his employment by the Corporation other than for Cause, (4) the termination of his employment by Mr. Angelini for a Good Reason, or (5) the first anniversary of the grant date with respect to 83,334 shares, the second anniversary of the grant date with respect to 83,333 shares, and the third anniversary of the grant date with respect to 83,334 shares.

The Corporation and Mr. Rosato entered into a consulting agreement under which Mr. Rosato will provide the Corporation consulting services through March 31, 2012 to assist with the transition resulting from the management changes. The Corporation will pay Mr. Rosato a fee of $13,333.33 per month for the consulting services in addition to any director fees payable to him in his capacity as non-executive chairman of the Corporation’s board of directors. Mr. Rosato is entitled to an annual retainer of $45,000 as a non-employee director of the Corporation and an additional retainer of $40,000 as the Chairman of the Corporation’s board of directors. The Corporation and Mr. Rosato agreed to terminate his employment agreement with the Corporation, effective January 3, 2012, and Mr. Rosato is not entitled to any additional compensation under that agreement.

As indicated above, Mr. Morton will provide consulting services to the Corporation’s board of directors through the first quarter of 2012 to assist with the transition resulting from the management changes. The Corporation will pay Mr. Morton a fee of $7,083.33 per month for the consulting services until March 31, 2012. If he remains a consultant through March 31, 2012, Mr. Morton will be eligible to receive an award of 5,000 shares of the Corporation’s common stock or cash in an amount equal to the fair market value of 5,000 shares of the Corporation’s common stock on March 31, 2012.

The Corporation and Gerard J. Gallagher, the Corporation’s President and Chief Operating Officer, agreed to amend Mr. Gallagher’s employment agreement with the Corporation. The purpose of the amendment is to reduce Mr. Gallagher’s base salary by $50,000 to $175,000 effective January 3, 2012.

On January 20, 2012, the Company entered into a letter agreement (the “Amendment”) with Harvey L. Weiss, Vice Chairman of the Board of Directors of the Company, amending that certain letter agreement between the Company and Mr. Weiss, dated November 9, 2011 (the “Revised Employment Agreement”). The letter agreement provides that Mr. Weiss agrees to provide, in addition to the services provided pursuant to the Revised Employment Agreement, services to the Company on a discrete project basis during each calendar quarter as directed and identified by the Chief Executive Officer of the Company. If Mr. Weiss provides such services during a calendar quarter, Mr. Weiss will receive $15,000 in additional compensation per calendar quarter, less applicable withholdings. The Company and Mr. Weiss have agreed that Mr. Weiss will provide such services during the first quarter of 2012, and his compensation for such services will be pro-rated for the remaining portion of the first quarter of 2012.

On March 14, 2012, Fortress International Group, Inc. (the “Company”) entered into an Amendment No. 1 to Executive Employment Agreement (“Amendment No. 1”) with Anthony Angelini, Chief Executive Officer of the Company. The amendment increases Mr. Angelini’s annual base salary by $100,000 to $350,000, effective March 19, 2012.

On March 14, 2012, the Company entered into an Amendment to Executive Employment Agreement (“Amendment”) with Gerard J. Gallagher, the President and Chief Operating Officer of the Company. The amendment decreases Mr. Gallagher’s annual base salary to $75,000, effective April 1, 2012 through December 31, 2012, and automatically increases Mr. Gallagher’s annual base salary to $175,000, effective January 1, 2013 through December 31, 2013.

On March 19, 2012, in an effort to align our resources with anticipated types of services and volume, we implemented a restructuring plan with estimated total annuals savings of $2.8 million based on pay reductions, reductions in force of approximately 18 employees, and reductions in related employee benefits, and other costs.

On March 28, 2012, Mr. Rosato resigned as non-executive Chairman of the Board, which resulted in the termination of his consulting agreement referenced above. Based on an unanimous vote, the Board elected Mr. Woodward to serve as the non-executive Chairman of the Board effective March 28, 2012.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2011.  Management worked throughout 2011 to remedy the previous significant deficiency in our internal control and utilized a certified public accounting firm to assist us in our documentation and testing of internal controls over financial reporting in 2011.

Changes in Internal Control Over Financial Reporting

We eliminated a previously identified significant deficiency related to revenue controls based on a full year of testing performed over the controls by an independent certified public accounting firm. Based on the results of the testing, management concluded the controls were effective in design and operation.   We will continue to closely monitor controls through quarterly testing and ensure updates are made as merited by the operating environment in 2012.

Item 9B.	OTHER INFORMATION

On March 28, 2012, the Company announced that its Board of Directors has elected Peter H. Woodward as Non-Executive Chairman of the Board, effective March 28, 2012. Mr. Woodward replaces Thomas P. Rosato, the Company’s former Chief Executive Officer, who has resigned as Chairman and from the Company’s Board of Directors following the completion of the three-month advisory agreement he signed in conjunction with Anthony Angelini’s appointment as Chief Executive Officer on January 3, 2012 (the “Consulting Agreement”).

In connection with Mr. Rosato’s resignation as Chairman and from the Company’s Board of Directors, effective March 28, 2012, he and the Company entered into an agreement (the “Resignation Agreement”). Under the terms of the Resignation Agreement, Mr. Rosato agreed to comply with non-competition, non-solicitation, and notification requirement provisions during the period ending June 30, 2013 (the “Restricted Period”). Additionally, during the Restricted Period, Mr. Rosato will (a) vote all of his voting securities of the Company consistent with the recommendations of the Company’s Board of Directors with respect to all matters, (b) not transfer any shares of common stock of the Company that he owns without the prior written consent of the Company, and (c) not purchase, acquire or beneficially own any additional shares of securities of the Company, provided, however, that he has a preemptive right to purchase certain new securities issued by the Company. Mr. Rosato is prohibited from disclosing any confidential information without the prior written consent of the Company, and neither the Company nor Mr. Rosato will make any disparaging statements about the other party. The Company and Mr. Rosato consented to a mutual waiver and release from any potential claims of liability arising prior to date of the Resignation Agreement.

The foregoing description of the Resignation Agreement is a summary, is not complete, and is qualified in its entirety by reference to the Resignation Agreement, which is filed as Exhibit 10.6.3 to this Form 10-K and is incorporated herein by reference.

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

(a)(1).    Financial Statements:

We have filed the following documents as part of this Annual Report on Form 10-K:

(a)(2). Financial Statements Schedules:

Schedule II—Valuation and Qualifying Accounts for fiscal years ended December 31, 2011 and 2010

	Balance at			Balance at
	Beginning			End of
2011	of Period	Additions	Deductions	Period
Allowance for doubtful accounts	$(496,707)	$114,980	$302,817	$(78,910)
Allowance for unrealizable deferred tax assets	(15,444,601)		1,003,252	(14,441,349)

2010
Allowance for doubtful accounts	$(496,707)	$-	$-	$(496,707)
Allowance for unrealizable deferred tax assets	(16,641,847)	-	1,197,246	(15,444,601)

(a)(3).    Index to Exhibits:

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

3.1.1	Amendment to the Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A-1 to the Company’s Definitive Proxy Statement filed on May 22, 2007 and incorporated herein by reference)

3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A to the Company’s Definitive Proxy Statement filed on April 29, 2011 and incorporated herein by reference)

3.2	Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-123504, effective July 13, 2005 and incorporated herein by reference)

10.1	Second Amended and Restated Membership Interest Purchase Agreement dated July 31, 2006 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference)

10.2	Amendment to the Second Amended and Restated Membership Interest Purchase Agreement dated January 16, 2007 among Fortress America Acquisition Corporation, VTC, L.L.C., Vortech, L.L.C., Thomas P. Rosato and Gerard J. Gallagher, and Thomas P. Rosato as Members’ Representative (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2007 and incorporated herein by reference)

10.3	Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.4‡	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2010 and incorporated herein by reference)

Exhibit Number	Description

10.5.1‡	Employment Agreement between Harvey L. Weiss and the Company, dated January 19, 2007 (previously filed with the Commission as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.5.2‡	Letter Agreement, dated as of November 9, 2011, between the Company and Harvey L. Weiss (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 15, 2011, and incorporated herein by reference)

10.5.3‡	Letter Agreement, dated as of January 20, 2012, between the Company and Harvey L. Weiss, (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 26, 2012, and incorporated herein by reference).

10.6.1‡	Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Thomas P. Rosato (previously filed with the Commission as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.6.2‡	Letter Agreement, dated January 3, 2012, between the Company and Thomas P. Rosato (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.6.3‡	Agreement, dated March 28, 2012, between the Company and Thomas P. Rosato

10.7.1‡	Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.7.2‡	Amendment to Executive Employment Agreement, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010, and incorporated herein by reference).

10.7.3‡	Amendment to Executive Employment Agreement, dated January 3, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.7.4‡	Amendment to Executive Employment Agreement, effective as of March 15, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.8‡	Form of Restricted Stock Agreement (Employees Only) (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference)

10.9‡	Form of Restricted Stock Unit Agreement (previously filed with the Commission as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2009 and incorporated herein by reference)

10.10‡	Executive Employment Agreement, dated as of August 6, 2007, between Fortress International Group, Inc. and Timothy C. Dec (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference) and Amendment No. 2, dated November 9, 2011 (previously filed with the Commisssion as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 15, 2011 and incorporated herein by reference)

10.11	Stock Purchase Agreement, dated September 24, 2007, between Innovative Power Systems Inc., the Stockholders of Innovative Power Systems Inc., Quality Power Systems, Inc., the Stockholders of Quality Power Systems, Inc., and the Company (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007 and incorporated herein by reference)

10.12†	Membership Interest Purchase Agreement, dated November 30, 2007, between Rubicon Integration, LLC, each of the members of Rubicon and the Company (previously filed with the Commission as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 and incorporated herein by reference)

10.13	Stock Purchase Agreement by and among SMLB, Ltd, the Stockholders of SMLB, Ltd, and the Company dated January 2, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 1, 2008 and incorporated herein by reference)

10.14	Convertible Promissory Note, dated January 19, 2007, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Schedule 13D filed by Gerard J. Gallagher on January 29, 2007)

10.14.1	Amendment to Convertible Promissory Note, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)

10.15	Letter Agreement, dated February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.16‡	Consulting Agreement, dated January 3, 2012, between the Company and Waveland Advisors, Inc. (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.17	Asset Purchase Agreement, dated December 21, 2009, by and among Rubicon Integration, LLC, the Company, and Rubicon Acquisition Company, LLC (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

10.18	Credit Agreement, among Fortress International Group, Inc., Innovative Power Systems, Inc., VTC LLC, Total Site Solutions Arizona, LLC, Alletag Builders, Inc. and Wells Fargo Bank, National Association. (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 9, 2011, and incorporated herein by reference)

10.19	Revolving Line of Credit Note, made by Fortress International Group, Inc., Innovative Power Systems, Inc., VTC LLC, Total Site Solutions Arizona, LLC, Alletag Builders, Inc. payable to the order of Wells Fargo Bank, National Association. (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 9, 2011, and incorporated herein by reference)

10.20.1‡	Executive Employment Agreement, dated January 3, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

10.20.2‡	Amendment No.1 to Executive Employment Agreement, effective as of March 14, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

21*	Significant Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP regarding Fortress International Group, Inc. financial statements for the years ended December 31, 2011 and 2009.

31.1*	Certificate of Fortress International Group, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Fortress International Group, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificates of Fortress International Group, Inc. Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress International Group, Inc.

Date: March 30, 2012	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

Name	Position	Date

/s/ Anthony Angelini	Chief Executive Officer and Director	March 30, 2012
Anthony Angelini	(Principal Executive Officer)

/s/ Timothy C. Dec	Chief Financial Officer	March 30, 2012
Timothy C. Dec	(Principal Financial Officer and Accounting Officer)

/s/ Gerard J. Gallagher	President, Chief Operating Officer and Director	March 30, 2012
Gerard J. Gallagher

/s/ Harvey L. Weiss	Vice-Chairman and Director	March 30, 2012
Harvey L. Weiss

/s/ Peter H. Woodward	Chairman and Director	March 30, 2012
Peter H. Woodward

