Form 10-Q
period 2012-03-31
Fortress International Group, Inc.
filed 2012-05-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51426

FORTRESS INTERNATIONAL GROUP, INC.

  (Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7226 Lee DeForest Drive, Suite 104 Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of May 10, 2012              14,729,520

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$6,039,871	$6,731,487
Contract and other receivables, net	11,144,489	7,147,714
Costs and estimated earnings in excess of billings on uncompleted contracts	1,419,047	2,729,424
Prepaid expenses and other current assets	580,539	497,712
Total current assets	19,183,946	17,106,337
Property and equipment, net	450,971	305,463
Goodwill	3,839,861	3,839,861
Other intangible assets, net	60,000	60,000
Other assets	24,093	20,975
Total assets	$23,558,871	$21,332,636
Liabilities and Stockholders’ Equity
Current Liabilities
Convertible notes payable, current portion	$500,000	$375,000
Accounts payable and accrued expenses	10,222,473	6,886,094
Billings in excess of costs and estimated earnings on uncompleted contracts	2,825,998	2,819,368
Total current liabilities	13,548,471	10,080,462
Convertible notes, less current portion	2,332,301	2,457,301
Other liabilities	74,783	76,073
Total liabilities	15,955,555	12,613,836
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 49,000,000 and 100,000,000 shares authorized; 14,879,356 and 14,749,356 issued; 14,136,760 and 14,028,407 outstanding at March 31, 2012 and December 31, 2011, respectively	1,475	1,475
Additional paid-in capital	65,944,392	65,805,358
Treasury stock- 742,596 and 720,949 shares at cost at March 31, 2012 and December 31, 2011, respectively	(1,452,884)	(1,450,455)
Accumulated deficit	(56,889,667)	(55,637,578)
Total stockholders' equity	7,603,316	8,718,800
Total liabilities and stockholders’ equity	$23,558,871	$21,332,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31, 2012	March 31, 2011
Results of Operations:
Revenue	$14,309,861	$9,614,930
Cost of revenue, excluding depreciation and amortization	12,255,359	5,478,859
Gross profit, excluding depreciation and amortization	2,054,502	4,136,071
Operating expenses:
Selling, general and administrative	2,907,632	3,034,612
Restructuring charges	279,286	-
Depreciation and amortization	76,905	62,699
Total operating costs	3,263,823	3,097,311
Operating (loss) income	(1,209,321)	1,038,760
Interest expense, net	(42,768)	(16,834)
(Loss) income before income taxes	(1,252,089)	1,021,926
Income tax expense	-	-
Net (loss) income	$(1,252,089)	$1,021,926
Basic (Loss) Earnings per Share:
(Loss) earnings per common share	$(0.09)	$0.08
Weighted average common shares outstanding	14,101,711	13,399,683
Diluted (Loss) Earnings per Share:
(Loss) Earnings per common share	$(0.09)	$0.07
Weighted average common shares outstanding	14,101,711	14,379,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities:
Net (loss) income	$(1,252,089)	$1,021,926
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	76,905	62,699
Provision for doubtful accounts	-	30,000
Stock-based compensation	139,034	166,910
Changes in operating assets and liabilities:
Contracts and other receivables	(3,996,775)	2,450,830
Costs and estimated earnings in excess of billings on uncompleted contracts	1,310,377	(525,876)
Prepaid expenses and other current assets	(82,827)	(129,697)
Other assets	(3,118)	1,533
Accounts payable and accrued expenses	3,336,379	(3,332,019)
Billings in excess of costs and estimated earnings on
uncompleted contracts	6,630	(3,661,769)
Other liabilities	(1,290)	(15,090)
Net used in operating activities	(466,774)	(3,930,553)
Cash Flows from Investing Activities:
Purchase of property and equipment	(222,413)	(22,375)
Proceeds from repayment of note in connection with the sale of substantially all assets and liabilities of Rubicon	-	45,171
Net cash (used in) provided by investing activities	(222,413)	22,796
Cash Flows from Financing Activities:
Payment on seller notes	-	(80,000)
Purchase of treasury stock	(2,429)	(29,897)
Net cash used in financing activities	(2,429)	(109,897)
Net decrease in cash	(691,616)	(4,017,654)
Cash, beginning of period	6,731,487	10,980,420
Cash, end of period	$6,039,871	$6,962,766
Supplemental disclosure of cash flow information:
Cash paid for interest	$28,323	$31,016
Cash paid for taxes	$8,001	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

The Company’s focus is centered on growing profitability and corresponding cash flow.  On an ongoing basis, the Company works to increase project utilization and realign selling, general and administrative expenses through cost cutting measures. In the first quarter of 2012, the Company implemented a restructuring plan with estimated total annual savings of $2.8 million, of which $1.4 million is an estimated reduction in selling, general and administrative expenses (see Note 3). We will continue to closely monitor our costs relative to actual and anticipated revenues and may make further reductions to selling, general and administrative expenses including but not limited to personnel and related costs and marketing.

During the first quarter 2012, as a result of the decline in its profitability, the Company failed to comply with certain financial covenants under its revolving line of credit facility. While the Company had no outstanding borrowings under the line of credit and is unable to borrow under the facility because of its failure to comply with these covenants, the Company is in discussions with its bank to modify the terms of the line of credit through a covenant waiver, amendment of covenants, or combination thereof (see Note 8).

The Company had $6.0 million and $6.7 million of unrestricted cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, the Company financed its operations through its cash balances and working capital. As a result of efforts to align and monitor operating costs with anticipated revenues, management believes that the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy the expected working capital, capital expenditure and financial service requirements of the Company’s current business through the next twelve months.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We were required to adopt this standard in the first quarter of 2012. The adoption of this standard did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued guidance that simplified how entities may test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. This guidance is not expected to have a material effect on the Company’s financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Accounts Receivable, net

The Company had an allowance for doubtful accounts of $0.1 million at March 31, 2012 and December 31, 2011.  Bad debt expense for the three months ended March 31, 2012 and 2011 was zero and $30,000, respectively.

Included in accounts receivable was retainage associated with construction projects totaling $0.7 million and $0.2 million at March 31, 2012 and December 31, 2011, respectively.

The Company earned approximately 46% and 37% of its revenue from two and one customers for the three months ended March 31, 2012 and 2011, respectively.  Accounts receivable from these two customers at March 31, 2012 and December 31, 2011 were $4.6 million and $0.7 million, respectively.

Additionally, two customers comprising 41% of the Company’s total revenue for the three months ended March 31, 2011 were purchased in 2010.  While we continue to pursue work with these customers, we recorded no revenue for the three months ended March 31, 2012 from them.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable. At March 31, 2012 and December 31, 2011, bonds outstanding that are secured by specific project accounts receivable totaled $17.9 million.

(3)	Accounts Payable, Accrued Expenses and Restructuring Liability

The Company’s accounts payable and accrued expenses were comprised of the following at:

	March 31, 2012	December 31, 2011
Accounts payable	$6,639,594	$3,858,251
Accounts payable retainage	447,274	201,331
Accrued project costs	1,904,583	1,927,439
Restructuring liability	211,560	-
Other accrued expenses	1,019,462	899,073
Total accounts payable and accrued expenses	$10,222,473	$6,886,094

In an effort to align the Company’s resources with anticipated types of services and volume, the Company implemented a restructuring plan that included a reduction in force of 18 employees resulting in restructuring charges of $0.3 million from accrued severance, equity based expense and health care costs for the three months ended March 31, 2012. No such charges were recorded in the prior year.

(4)	Basic and Diluted (Loss) Earnings per Share

Basic and diluted net (loss) earnings per common share are computed as follows:

	Three Months Ended March 31,
	2012			2011
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share

BASIC (LOSS) EARNINGS PER SHARE
Net (loss) income	$(1,252,089)	14,101,711	$(0.09)	$1,021,926	13,399,683	$0.08
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	-	-	-	979,352	(0.01)
Unsecured convertible note	-	-	-	-	-
DILUTED (LOSS) EARNINGS PER SHARE	$(1,252,089)	14,101,711	$(0.09)	$1,021,926	14,379,035	$0.07

490,402 shares of unvested restricted stock and unsecured promissory notes convertible into 366,666 shares of common stock that were outstanding at March 31, 2012 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2012, as their inclusion would be anti-dilutive.

Unsecured promissory notes convertible into 366,666 shares of common stock that were outstanding at March 31, 2011 were not included in the computation of diluted net income per common share for the three months ended March 31, 2011, as their inclusion would be anti-dilutive.

(5)	Employee Benefit Plans

Restricted Stock

For the three months ended March 31, 2012 and March 31, 2011, the Company granted 250,000 and 66,250 shares of restricted stock, respectively, under the 2006 Omnibus Incentive Compensation Plan. For the three months ended March 31, 2012 and 2011, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.1 million and $0.2 million in both periods. At March 31, 2012, there was approximately $0.5 million of unrecognized stock compensation with a weighted average remaining life of 2.3 years.

(6)	Common Stock Repurchases

For the three months ended March 31, 2012, the Company repurchased 21,647 shares with an aggregate value of $0.02 million associated with the vesting of restricted stock held by an employee. For the three months ended March 31, 2011, the Company repurchased 20,802 shares with an aggregate value of $0.03 million associated with the vesting of restricted stock held by an employee. Per terms of the restricted stock agreements, the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the shares held by the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

(7)	Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of March 31, 2012 and December 31, 2011, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable.

The Company’s effective tax rate is based upon the rate expected to be applicable for the full fiscal year.

The Company files a consolidated federal tax return in states that allow it, and in other states the Company files separate tax returns.

The Company’s prior federal and state income tax filings since 2008 remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2008 tax year forward for both federal and Commonwealth of Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2008 tax year forward for both federal and Commonwealth of Virginia purposes. SMLB, Ltd. statutes of limitation are open from the 2008 tax year forward for both federal and State of Illinois purposes.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	Notes Payable

	March 31, 2012	December 31, 2011
Convertible, unsecured promissory note, due 2012 (4.0%)	$2,832,301	$2,832,301
Less current portion	500,000	375,000
Total debt, less current portion	$2,332,301	$2,457,301

For the three months ended March 31, 2012, the Company had and made no scheduled principal repayments. On March 31, 2011, the Company made its final payment of $80,000 on seller notes associated with the acquisition of Innovative Power Systems, Inc.   For the three months ended March 31, 2011, the Company made principal repayments of $19,479.

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

For the three months ended March 31, 2012, the Company failed to comply with the financial covenants requiring (a) a maximum ratio of total liabilities to tangible net worth as set forth in the Credit Agreement; and (b) a minimum debt service coverage ratio as set forth in the Credit Agreement. While we have no outstanding borrowings under the Credit Facility, we are unable to borrow under the Credit Facility because of our failure to comply with these financial covenants. In an effort to restore borrowing capacity under the Credit Facility, the Company is in discussions with its bank to modify the terms of the Credit Facility through a covenant waiver, amendment of covenants, or combination thereof. At this time, however, there is no assurance that the terms of the Credit Facility will be modified.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)	Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with a related party for less than $25,000.

S3 Integration, L.L.C. (S3 Integration) is 15% owned by Thomas P. Rosato, the Company’s former Chief Executive Officer and former member of the Board of Directors. On December 31, 2011, Gerard J. Gallagher, our Chief Operating Officer and member of the Board of Directors, sold his 15% interest in S3 Integration, reducing his ownership to zero, in exchange for a $60,000 promissory note with a two year repayment schedule. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

Chesapeake Mission Critical, L.L.C. (Chesapeake MC) is 10.32% owned by Mr. Rosato. Additionally, Chesapeake MC owes approximately $0.5 million to Mr. Rosato. Additionally, Mr. Rosato is entitled to certain contingent payments not to exceed $0.5 million in the event of a liquidation or sale of the business. On November 4, 2011, Mr. Gallagher sold his 9% interest in Chesapeake MC, reducing his ownership to zero. Chesapeake MC is a manufacturers’ representative reselling and servicing mechanical and electrical equipment from original equipment manufacturers.

CTS Services, LLC (CTS) is 9% owned by Mr. Rosato. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed. Mr. Rosato also holds a note payable over ten years that has a balance of $2.8 million at March 31, 2012. CTS is a mechanical and electrical contractor that specializes in commercial buildings and mission critical facilities.

Telco P&C, LLC (Telco P&C) is 12% owned by Mr. Rosato, who receives approximately $78,000 per year from Telco P&C through 2012. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco P&C as needed.

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by Mr. Rosato and Mr. Gallagher. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The original lease term expired at December 31, 2011. Prior to expiration, the lease was renegotiated to a full service lease, excluding utilities, at $24 per square foot or an aggregate annual rate of $0.3 million, representing an annual reduction of approximately $0.2 million. The lease is cancellable by either the Company or TPR Group Re Three with six months written notice. The Company obtained an independent appraisal of the original lease, which determined the lease to be at fair value.

Chesapeake Tower Systems, Inc. was owned 100% by Mr. Rosato and assigned its rights and obligations under our lease to RF Realty Investments, LLC (“RF Realty”) on October 1, 2011. RF Realty is owned by Mr. Rosato and his family. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

eSite Systems, LLC (eSite) is a limited liability company formed June 1, 2011 into which Mr. Rosato invested $0.4 million. eSite is a manufacturers’ representative reselling and servicing mechanical and electrical equipment from original equipment manufacturers. The Company has not entered into any contracts with the related entity greater than $25,000 to date. The Company received a contract for approximately $745,000 from a customer that has contracted to purchase equipment from eSite. In addition, Mr. Rosato provided this customer with a loan in an amount up to $650,000 to purchase that equipment.

The following table sets forth transactions the Company has entered into with the above related parties for the three months ended March 31, 2012 and 2011.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31,2011
Revenue
Telco P&C, LLC	$2,377	$220,976
Chesapeake Mission Critical, LLC	-	149,763
Total	$2,377	$370,739
Cost of Revenue
CTS Services, LLC	$-	$9,285
Chesapeake Mission Critical, LLC	-	65,552
S3 Integration, LLC	-	38,271
Total	$-	$113,108
Selling, general and administrative
Office rent paid on Chesapeake Tower Sytsems	-	57,923
Office rent paid to TPR Group Re Three, LLC	94,241	142,732
Total	$94,241	$200,655

	March 31, 2012	December 31, 2011
Accounts receivable/(payable):
CTS Services, LLC	(1,400)	(1,400)
Chesapeake Mission Critical, LLC	-	154
Telco P&C, LLC	2,637	36,133
Total Accounts receivable	2,637	36,287
Total Accounts (payable)	(1,400)	(1,400)

(10)	Commitments, Contingencies and Other

On March 28, 2012, Mr. Rosato resigned as non-executive Chairman of the Board, which resulted in the termination of his consulting agreement. Based on an unanimous vote, the Board elected Mr. Woodward to serve as the non-executive Chairman of the Board effective March 28, 2012.

(11)	Subsequent Events

Subsequent to March 31, 2012, the fair market value of the Company based on the trading price of the Company's common stock on the OTCQB marketplace declined to an amount below the book equity value of the Company. This decline has been deemed a circumstance of possible goodwill impairment that may require a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2012. If such analysis is required to be completed, and if the analysis determines the Company’s goodwill and other indefinite lived assets would not be recoverable, an impairment charge will be made when such determination has been made.

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

We provide comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations, operations management, and facilities management and maintenance.

Competition in Current Economic Environment

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in the mission-critical market.  These larger competitors have an infrastructure and support greater than ours, and accordingly, we have experienced some price pressure as some companies are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date, due to the economic uncertainty or lack of access to capital.

Although we will closely monitor our proposal pricing and the volume of our contracts, we have seen our margins decrease and cannot be certain that our current margins will be sustained.  Furthermore, given the economic environment, to the extent the volume of our contracts further decreases, we may have to take additional measures to reduce our operating costs through additional reductions in general, administrative and marketing costs, including potential reductions in personnel and related costs.

Contract Backlog

We believe an indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents our estimate of anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contracts. The use of our backlog as in indicator of our future performance is limited because backlog does not include certain sources of revenue including any future renewals of facilities maintenance contracts and the contracts underlying our backlog may be cancelled or modified on short notice which would affect the amount of backlog actually recognized as revenue. We have broken our backlog into the following three categories: (i) technology consulting, consisting of services related to consulting and/or engineering design contracts, (ii) construction management, and (iii) facility management.

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis or time and materials basis, and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At March 31, 2012, we had authorizations to proceed with work for approximately $15.1 million, or 64% of our total backlog of $23.5 million. At December 31, 2011, we had authorizations to proceed with work for approximately $27.2 million, or 77% of our total backlog of $35.3 million.

Approximately $19.4 million, or 69%, and $24.4 million, or 69%, of our backlog, relates to two customers at March 31, 2012 and December 31, 2011, respectively.

We believe that approximately 64% of the backlog at March 31, 2012 will be recognized during the next twelve months. The following table reflects the value of our backlog in the above three categories as of March 31, 2012 and December 31, 2011, respectively.

(In millions)

	March 31, 2012	December 31, 2011
Technology consulting	$8.5	$8.5
Construction management	9.3	19.3
Facilities management	5.7	7.5
Total	$23.5	$35.3

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

Long-Lived Assets (Excluding Goodwill)

In accordance with the accounting guidance related to accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of its long-lived assets as of March 31, 2012 are fully realizable.

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

ASC 740 Income Taxes prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  As of March 31, 2012, we do not have any material gross unrecognized tax benefit liabilities.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We are required to adopt this standard in the first quarter of 2012. The adoption of this standard did not have a material impact on our financial statements.

In September 2011, the FASB issued guidance that simplified how entities may test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. This guidance is not expected to have a material effect on our financial statements.

Results of operations for the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

Revenue. Revenue increased $4.7 million to $14.3 million for the three months ended March 31, 2012 from $9.6 million for the three months ended March 31, 2011.  The increase primarily relates to an increase in construction management services as we had a large project in process as compared to the prior year when a large project was concluding.

Cost of Revenue. Cost of revenue increased $6.8 million to $12.3 million for the three months ended March 31, 2012 from $5.5 million for the three months ended March 31, 2011.  The increase in revenue described above was the primary driver for the increase in cost of revenues.

Gross Margin Percentage.   Gross margin percentage decreased to 14.4% for the three months ended March 31, 2012 compared to 43.0% for the three months ended March 31, 2011.  The decrease in gross margin is attributable primarily to the effect in the prior year of a large construction management project entering its final stages of completion, whereby claims and estimates relating to disputed change orders were concluded and we experienced an improving mix in our services.  The current gross margin percentage is consistent with anticipated gross margin levels given the composition of work, and we anticipate it to continue in the 15% to 20% range for the remainder of the year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million to $2.9 million for the three months ended March 31, 2012 from $3.0 million for the three months ended March 31, 2011. The decrease was primarily driven by $0.2 million decrease in commissions resulting from the decline in profitability.

Restructuring charges. Restructuring charges, consisting primarily of severance payments and equity based expense, increased $0.3 million to $0.3 million for the three months ended March 31, 2012 from zero for the three months ended March 31, 2011. In an effort to align our resources with anticipated types of services and volume, we implemented a restructuring plan with estimated annual savings of $2.8 million of which $1.4 million relates to selling, general and administrative expenses based on pay reductions, reductions in force of approximately 18 employees, and related reductions in employee benefits and other costs. We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs in an effort to remain profitable.

Depreciation.  Depreciation remained consistent at $0.1 million for the three months ended March 31, 2012 compared to $0.1 million for the three months ended March 31, 2011.

Interest income (expense), net. Our interest income (expense), net increased to ($42,768) for the three months ended March 31, 2012 compared to ($16,834) for the three months ended March 31, 2011. The increase in expense was primarily attributable to increased interest from amortized costs of establishing our line of credit.

Financial Condition, Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2012	2011	Change
Net (loss) income	$(1,252,089)	$1,021,926	$(2,274,015)
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	76,905	62,699	14,206
Stock and warrant-based compensation	139,034	166,910	(27,876)
Net adjustments to reconcile net income for non-cash items	215,939	229,609	(13,670)
Net change in working capital	569,376	(5,212,088)	5,781,464
Cash used in operations	(466,774)	(3,960,553)	3,493,779
Cash (used in) provided by investing	(222,413)	22,796	(245,209)
Cash used in financing	(2,429)	(109,897)	107,468
Net decrease in cash	$(691,616)	$(4,047,654)	$3,356,038

Cash and cash equivalents decreased $0.7 million to $6.0 million at March 31, 2012 from $6.7 million at December 31, 2011. The decrease was primarily attributable $0.5 million used in operating activities and $0.2 million of purchased property and equipment. The $0.5 million decrease in operating activities was primarily attributable to net loss of $1.3 million, offset in part by non-cash adjustments and decrease in working capital of $0.2 million and $0.5 million, respectively.

Operating Activity

Net cash used in operating activities totaled $0.5 million for the three months ended March 31, 2012 compared to $4.0 million used in operating activities for the three months ended March 31, 2011. The $3.5 million decrease in operating cash outflows was attributable to a $5.8 million decrease in working capital, offset in part by a decrease in net income of $2.3 million.  The decrease in working capital was attributable primarily to projects at various stages of production in the first quarter 2012 compared to a significant project that was entering into the closure process in the first quarter 2011.

Investing Activity

Net cash used in investing activities increased $0.2 million to $0.2 million for the three months ended March 31, 2012 from approximately zero used in for the three months ended March 31, 2011.  The increase was associated with purchases of property and equipment including an upgraded sales software management tool and leasehold improvements associated with consolidation of our office space.

Financing Activity

Net cash used in financing decreased $0.1 million to approximately zero for the three months ended March 31, 2012 from $0.1 million for the three months ended March 31, 2011.  For the three months ended March 31, 2011, financing activities consisted primarily of the scheduled seller note repayments.

Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net (loss) income:

	(Unaudited)
	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net (loss) income	$(1,252,089)	$1,021,926
Interest expense, net	42,768	16,834
Depreciation and amortization	76,905	62,699
EBITDA	$(1,132,416)	$1,101,459
Stock based compensation	97,367	166,910
Provision for bad debts	-	30,000
Adjusted EBITDA	$(1,035,049)	$1,298,369

Adjusted EBITDA decreased $2.3 million to ($1.0 million) in the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011.  The decrease was primarily driven by decreased gross profit for the three months ended March 31, 2012.  Please refer to the preceding discussion within this “Results of Operations” section.

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

Liquidity and Capital Resources

We had $6.0 million and $6.7 million of unrestricted cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, we have financed our operations primarily with cash on hand and working capital.

Our current corporate focus is centered on growing cash reserves, while attempting to organically grow profitability and corresponding cash flow.  We have worked to increase project utilization and realign selling, general and administrative expenses through cost cutting measures.  In our efforts to maintain and grow profitability, we will closely monitor our costs relative to actual and anticipated revenues and may make further reductions to selling, general and administrative expenses including but not limited to personnel and related costs and marketing.

During the three months ended March 31, 2012, our cash and working capital declined $0.7 million and $1.4 million, respectively, due primarily to our operating losses in the corresponding period. We work to monitor project utilization and align selling, general and administrative expenses through anticipated revenues. While we experienced an increase in revenue during 2012 from the prior year, they were at a lower overall gross margin. As a result of our continued focus on profitability, during the first quarter we implemented restructuring plans with estimated total annual savings of $2.8 million, of which $1.4 million is an estimated reduction in selling, general and administrative expenses.

During the first quarter of 2012, we completed implementation of an enhanced sales reporting tool, as we aim to increase sales productivity by realigning our sale focus and supporting productivity measures. Our efforts to maintain and grow profitability include closely monitoring our costs relative to actual and anticipated revenue, which may require us to make further reductions to operating costs.

During the first quarter 2012, as a result of the decline in profitability we failed to comply with certain financial covenants under our revolving line of credit facility. While we had no outstanding borrowings under the line of credit, we are unable to borrow under the facility because of our failure to comply with the financial covenants. In an effort to restore borrowing capacity under the line, the Company is in discussions with its bank to modify the terms of the line of credit through a covenant waiver, amendment of covenants, or combination thereof. At this time, however, there is no assurance that the terms of the facility will be modified. While our credit facility is a financial component evaluated to determine our total bonding capacity by our bonding agent, we have not determined the impact the unavailability of the credit facility may have in limiting our total bonding capacity. We believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy over the next twelve months the expected working capital, capital expenditure and financing obligations of our current business, including $0.5 million in repayment of unsecured convertible promissory notes.

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

Off Balance Sheet Arrangements

As of March 31, 2012, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2 contain or incorporate a number of forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “anticipates,” ”plans,” “expects” and similar expressions that are intended to identify forward-looking statements. You should read such statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our 2011 Annual Report on Form 10-K

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended March 31, 2012	Total Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchase Under Plans
January 1, 2012-Jauary 31, 2012	7,132	$0.98	-	-
February 1, 2012-February 29, 2012	-	$-
March 1, 2012- March 31, 2012	14,515	$0.50	-	-
Total	21,647	$0.98

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

FORTRESS INTERNATIONAL GROUP, INC.

Date: May 15, 2012	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer (Authorized Officer
and Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer
and Principal Financial Officer)

