Form 10-Q
period 2012-06-30
Fortress International Group, Inc.
filed 2012-08-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of July 31, 2012              14,729,520

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$5,721,339	$6,731,487
Contract and other receivables, net	10,375,132	7,147,714
Costs and estimated earnings in excess of billings on uncompleted contracts	809,395	2,729,424
Prepaid expenses and other current assets	668,817	497,712
Total current assets	17,574,683	17,106,337
Property and equipment, net	394,573	305,463
Goodwill	1,768,861	3,839,861
Other intangible assets, net	60,000	60,000
Other assets	22,515	20,975
Total assets	$19,820,632	$21,332,636
Liabilities and Stockholders’ Equity
Current Liabilities
Convertible notes, current portion	$500,000	$375,000
Accounts payable and accrued expenses	7,919,649	6,886,094
Billings in excess of costs and estimated earnings on uncompleted contracts	3,738,281	2,819,368
Total current liabilities	12,157,930	10,080,462
Convertible notes, less current portion	2,207,301	2,457,301
Other liabilities	67,397	76,073
Total liabilities	14,432,628	12,613,836
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 49,000,000 shares authorized; 14,896,355 and 14,749,356 issued; 14,149,107 and 14,028,407 outstanding at June 30, 2012 and December 31, 2011, respectively	1,488	1,475
Additional paid-in capital	66,011,767	65,805,358
Treasury stock 747,248 and 720,949 shares at cost at June 30, 2012 and December 31, 2011, respectively	(1,466,670)	(1,450,455)
Accumulated deficit	(59,158,581)	(55,637,578)
Total stockholders' equity	5,388,004	8,718,800
Total liabilities and stockholders’ equity	$19,820,632	$21,332,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Results of Operations:
Revenue	$15,540,852	$10,515,498	$29,850,714	$20,130,427
Cost of revenue, excluding depreciation and amortization	13,209,463	6,614,311	25,464,820	12,093,169
Gross profit, excluding depreciation and amortization	2,331,389	3,901,187	4,385,894	8,037,258
Operating expenses:
Selling, general and administrative	2,399,501	2,795,556	5,307,136	5,830,167
Restructuring and other charges	-	-	279,286	-
Depreciation and amortization	81,356	57,798	158,261	120,498
Impairment loss on goodwill	2,071,000	-	2,071,000	-
Total operating costs	4,551,857	2,853,354	7,815,683	5,950,665
Operating (loss) income	(2,220,468)	1,047,833	(3,429,789)	2,086,593
Interest income (expense), net	(48,446)	(4,422)	(91,214)	(21,255)
Other income (expense), net	-	919,084	-	919,084
(Loss) income before income taxes	(2,268,914)	1,962,495	(3,521,003)	2,984,422
Income tax expense	-	-	-	-
Net (loss) income	$(2,268,914)	$1,962,495	$(3,521,003)	$2,984,422
Basic (Loss) Earnings per Share:
(Loss) earnings per common share	$(0.16)	$0.15	$(0.25)	$0.22
Weighted average common shares outstanding	14,147,049	13,456,310	14,124,380	13,427,997
Diluted (Loss) Earnings per Share:
(Loss) earnings per common share	$(0.16)	$0.13	$(0.25)	$0.21
Weighted average common shares outstanding	14,147,049	14,899,608	14,124,380	14,828,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities:
Net (loss) income	$(3,521,003)	$2,984,422
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	158,261	120,498
Provision for doubtful accounts	55,290	90,000
Stock-based compensation	206,422	342,183
Impairment loss on goodwill	2,071,000	-
Other non cash items	-	(78,944)
Changes in operating assets and liabilities:
Contracts and other receivables	(3,282,708)	1,490,248
Costs and estimated earnings in excess of billings on uncompleted contracts	1,920,029	78,289
Prepaid expenses and other current assets	(171,105)	(199,621)
Other assets	(1,540)	7,432
Accounts payable and accrued expenses	1,033,555	(4,820,075)
Billings in excess of costs and estimated earnings on uncompleted contracts	918,913	(3,472,601)
Other liabilities	(8,676)	(30,984)
Net cash used in operating activities	(621,562)	(3,489,153)
Cash Flows from Investing Activities:
Purchase of property and equipment	(247,371)	(75,352)
Proceeds from repayment of note in connection with the sale of substantially all assets and liabilities of Rubicon	-	90,341
Net cash (used in) provided by investing activities	(247,371)	14,989
Cash Flows from Financing Activities:
Payment on seller notes	(125,000)	(180,000)
Purchase of treasury stock	(16,215)	(51,861)
Net cash used in financing activities	(141,215)	(231,861)
Net decrease in cash	(1,010,148)	(3,706,025)
Cash and cash equivalents, beginning of period	6,731,487	10,980,420
Cash and cash equivalents, end of period	$5,721,339	$7,274,395
Supplemental disclosure of cash flow information:
Cash paid for interest	$28,323	$107,910
Cash paid for taxes	$8,001	$-
Supplemental disclosure of non-cash operating activities
Interest forgiveness in settlement of SMLB seller notes	$-	$25,310
Supplemental disclosure of non-cash financing activities
Principal forgiveness in settlement of SMLB seller notes	$-	$20,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).

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

Overview

The Company provides comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure. The Company provides a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. The Company’s services consist of technology consulting, design and engineering, construction management, systems installations and facilities management.

The Company’s focus is centered on growing profitability and corresponding cash flow.  On an ongoing basis, the Company works to increase sales, project utilization and align selling, general and administrative expenses with sales through cost cutting measures. We will continue to closely monitor our costs relative to actual and anticipated revenues and may make further reductions to selling, general and administrative expenses including but not limited to personnel and related costs and marketing.

During the first quarter 2012, as a result of the decline in its profitability, the Company failed to comply with certain financial covenants under its revolving line of credit facility (Credit Agreement), which was then terminated June 28, 2012. At the time of termination of the Credit Agreement, Borrowers had no outstanding borrowings under the Credit Agreement. No penalties, fees, charges or assessments were due to the lender in connection with the termination of the Credit Agreement. The Company believes that the termination of the Credit Agreement will not have a material adverse effect on the Company's business, operating results, and financial condition and that the Company's current cash and cash equivalents and expected future cash generated from operations will satisfy over the next twelve months the expected working capital, capital expenditure, and financing obligations of the Company (see Note 9).

The Company had $5.7 million and $6.7 million of unrestricted cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012, the Company financed its operations through its cash balances and working capital. As a result of efforts to align and monitor operating costs with anticipated revenues, management believes that the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy the expected working capital, capital expenditure and financial service requirements of the Company’s current business through the next twelve months.

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

In September 2011, the FASB issued guidance that simplified how entities may test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The adoption of this standard did not have a material effect on the Company’s financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Contract and Other Receivables, net

The Company had an allowance for doubtful accounts of $0.1 million at June 30, 2012 and December 31, 2011.  Bad debt expense for the three months ended June 30, 2012 and 2011 was $55,290 and $30,000, respectively.

Included in accounts receivable was retainage associated with construction projects totaling $0.8 million and $0.2 million at June 30, 2012 and December 31, 2011, respectively.

The Company earned approximately 46% and 42% of its revenue from two customers for both the three months ended June 30, 2012 and 2011.  The Company earned approximately 41% and 42% of its revenue from one and two customers for the six months ended June 30, 2012 and 2011, respectively.  Accounts receivable from these two customers at June 30, 2012 and December 31, 2011 were $4.6 million and $0.7 million, respectively.

Additionally, two customers comprising 41% of the Company’s total revenue for the three and six months ended June 30, 2011 were purchased in 2010.  While we continue to pursue work with these customers, we recorded no revenue for the three and six months ended June 30, 2012 from them.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable. At June 30, 2012 and December 31, 2011, bonds outstanding that are secured by specific project accounts receivable totaled $17.9 million.

(3)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses were comprised of the following at:

	June 30, 2012	December 31, 2011
Accounts payable	$4,794,698	$3,858,251
Accounts payable retainage	552,689	201,331
Accrued project costs	1,704,383	1,927,439
Restructuring liability	162,631	-
Other accrued expenses	705,248	899,073
Total accounts payable and accrued expenses	$7,919,649	$6,886,094

In an effort to align the Company’s resources with anticipated types of services and volume, during the six months ended June 30, 2012 the Company adopted a restructuring plan that included a reduction in employee work force by 18 employees. The restructuring plan resulted in a restructuring charge in the amount of $0.3 million, which is principally related to estimated employee severance, stock based compensation and post-employment health care costs to be paid by the Company in connection with implementing the restructuring plan. During the three and six months ended June 30, 2012, the Company made cash payments totaling $62,000 and $88,000, respectively. No such charges were recorded in the prior year.

(4)	Goodwill

The Company evaluates goodwill for impairment between annual tests if indicators of impairment exist. During the three months ended June 30, 2012 the overall market capitalization value of the Company declined from the closing price at March 31, 2012. This decline was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2012. For this evaluation, the Company as a whole is considered the reporting unit. Based on the requirements of ASC 350, Intangibles-Goodwill and Other, the Company determined the carrying value of the reporting unit exceeded the fair value, resulting in an impairment loss on goodwill in the amount of $2.1 million during the three months ended June 30, 2012. The income and market approach were used in determining the fair value of the reporting unit with a significant weighting placed on the market value due to the changing nature of the Company’s business.

At June 30, 2012 and December 31, 2011, the adjusted carrying value of goodwill was as follows:

	June 30,	December 31,
	2012	2011
Gross carrying amount of goodwill	$20,016,727	$20,016,727
Accumulated impairment loss on goodwill	(18,247,866)	(16,176,866)
Net goodwill	$1,768,861	$3,839,861

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Basic and Diluted (Loss) Earnings per Share

Basic and diluted net (loss) earnings per common share are computed as follows:

	Three Months Ended June 30,
	2012			2011
	Loss	Shares	$ per Share	Income	Shares	$ per Share
BASIC (LOSS) EARNINGS PER SHARE
Net (loss) income	$(2,268,914)	14,147,049	$(0.16)	$1,962,495	13,456,310	$0.15
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	-	-	-	1,065,658	(0.01)
Unsecured convertible note	-	-	-	28,323	377,640	(0.01)
DILUTED (LOSS) EARNINGS PER SHARE	$(2,268,914)	14,147,049	$(0.16)	$1,990,818	14,899,608	$0.13

	Six months ended June 30,
	2012			2011
	Loss	Shares	$ per Share	Income	Shares	$ per Share
BASIC (LOSS) EARNINGS PER SHARE
Net (loss) income	$(3,521,003)	14,124,380	$(0.25)	$2,984,422	13,427,997	$0.22
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	-	-	-	1,022,504	(0.01)
Unsecured convertible note	-	-	-	56,372	377,640	-
DILUTED (LOSS) EARNINGS PER SHARE	$(3,521,003)	14,124,380	$(0.25)	$3,040,794	14,828,141	$0.21

473,003 shares of unvested restricted stock, 1,532,500 of options to purchase our common stock, and unsecured promissory notes convertible into 366,666 shares of common stock that were outstanding at June 30, 2012 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2012, as their inclusion would be anti-dilutive.

(6)	Employee Benefit Plans

On June 6, 2012, shareholders approved a 2,000,000 increase to shares available for award under the Company’s 2006 Omnibus Incentive Compensation Plan (the “2006 Plan”).

Stock Compensation

For the three months ended June 30, 2012 and June 30, 2011, the Company granted 1,532,500 options to purchase common shares and 250,000 shares of restricted stock, respectively, under the 2006 Plan. For the three months ended June 30, 2012 and 2011, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.1 million and $0.2 million, respectively. At June 30, 2012, there was approximately $1.0 million of unrecognized stock compensation with a weighted average remaining life of 2.8 years.

For the six months ended June 30, 2012 and June 30, 2011, the Company granted 250,000 and 231,250 shares of restricted stock, respectively, and 1,532,500 and zero options to purchase commons shares, respectively, under the 2006 Plan. For the six months ended June 30, 2012 and 2011, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.1 million and $0.2 million, respectively.

  FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Under the 2006 Plan the Company has historically issued restricted stock; however, to further enable us to attract, retain and motivate key employees the Company for the first time issued 1,532,500 options to purchase common stock during the three months ended June 30, 2012. The grants have various vesting features including ratably over three years on each anniversary from the grant date or they become exercisable on the condition that the Company’s fair market value exceed a set price for 20 consecutive trading days.

Fair Value Determination-The Company utilized a Black-Scholes-Merton model to value stock options vesting over time, while market exercisable awards were valued using a Monte Carlo simulation. The Company will reconsider the use of the Black-Scholes-Merton model and Monte-Carlo simulation if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under these models.

Volatility-The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history corresponding to the expected term for Black-Scholes-Merton model and longest available history, or 6.69 years, for the Monte Carlo simulation.

Expected Term-Given the lack of historical experience, the expected term of options granted to employees was determined utilizing a plain vanilla approach whereby minimum or median time to vest and the contractual term of 10 years are averaged.

Risk-free Interest Rate-The yield was determined based on U.S. Treasury rates corresponding to the expected term of the underlying grants.

Dividend Yield-The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. The Company does not anticipate paying dividends; therefore the yield was estimated at zero.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2012:

	Black-Scholes-Merton	Monte Carlo Simulation

Volatility	100%	94%
Expected life of options (in years)	6	6
Risk-free interest rate	0.92%	1.64%
Dividend yield	0%	0%
Forfeiture rate	0%	0%

(7)	Common Stock Repurchases

For the three months ended June 30, 2012, the Company repurchased 4,652 shares with an aggregate value of $0.01 million associated with the vesting of restricted stock held by an employee. For the six months ended June 30, 2011, the Company repurchased 26,298 shares with an aggregate value of $0.3 million associated with the vesting of restricted stock held by an employee. Per terms of the restricted stock agreements, the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the shares held by the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

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

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of June 30, 2012 and December 31, 2011, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable.

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

(9)	Convertible Notes

	June 30, 2012	December 31, 2011
Convertible, unsecured promissory note, due 2012 (4.0%)	$2,707,301	$2,832,301
Less current portion	500,000	375,000
Total debt, less current portion	$2,207,301	$2,457,301

For the six months ended June 30, 2012, the Company had and made scheduled principal repayments totaling $0.1 million. For the six months ended June 30, 2011, the Company made its final payment totaling $180,000 on seller notes associated with the acquisition of Innovative Power Systems, Inc. and SMLB, Inc.

Line of Credit

On November 8, 2011, the Company and its subsidiaries Innovative Power Systems, Inc., VTC, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. (together with the Company, collectively, “Borrowers”) obtained a credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Lender”) pursuant to a Credit Agreement by and among Borrowers and Lender (the “Credit Agreement”). Borrowers’ obligations under the Credit Facility were joint and several. The maximum amount of the Credit Facility was $2,000,000. The Credit Facility was subject to a borrowing base of 80% of eligible accounts receivable. Borrowings under the Credit Facility incurred interest at the London interbank offered rate plus 2.25% per annum. At December 31, 2011, there was no balance outstanding on the Credit Facility.

The Credit Facility would have matured on November 1, 2012, however during the three months ended March 31, 2012, the Company failed to comply with the financial covenants requiring (a) a maximum ratio of total liabilities to tangible net worth as set forth in the Credit Agreement; and (b) a minimum debt service coverage ratio as set forth in the Credit Agreement. The Credit Facility was terminated effective June 28, 2012.

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

CTS Services, LLC (CTS) is 9% owned by Mr. Rosato. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed. Mr. Rosato also holds a note payable over ten years that has a balance of $2.8 million at June 30, 2012. CTS is a mechanical and electrical contractor that specializes in commercial buildings and mission critical facilities.

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

Chesapeake Tower Systems, Inc. was owned 100% by Mr. Rosato and assigned its rights and obligations under our lease for certain office and warehouse space to RF Realty Investments, LLC (“RF Realty”) on October 1, 2011. RF Realty is owned by Mr. Rosato and his family. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

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

The following table sets forth transactions the Company has entered into with the above related parties for the three and six months ended June 30, 2012 and 2011.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue
Telco P&C, LLC	21,361	64,095	23,739	285,071
Chesapeake Mission Critical, LLC	-	132,203	-	281,966
Total	$21,361	$196,298	$23,739	$567,037
Cost of Revenue
CTS Services, LLC	$-	$8,128	$-	$17,413
Chesapeake Systems, LLC	-	6,000	-	6,000
Chesapeake Mission Critical, LLC	116,017	5,639	116,017	71,191
S3 Integration, LLC	8,632	12,426	8,632	50,697
Total	$124,649	$32,193	$124,649	$145,301
Selling, general and administrative
Office rent paid on Chesapeake Tower Sytsems	$37,998	$37,998	$75,996	$95,921
Office rent paid to TPR Group Re Three, LLC	69,156	71,366	163,397	214,099
Total	$107,154	$109,364	$239,393	$310,020

	June 30, 2012	December 31, 2011
Accounts receivable/(payable):
CTS Services, LLC	$8,555	$-
CTS Services, LLC	-	(1,400)
Chesapeake Mission Critical, LLC	-	154
Telco P&C, LLC	18,870	36,133
Total Accounts receivable	$27,425	$36,287
Total Accounts (payable)	$-	$(1,400)

(11)	Commitments, Contingencies and Other

On March 28, 2012, Mr. Rosato resigned as non-executive Chairman of the Board, which resulted in the termination of his consulting agreement. Based on a unanimous vote, the Board elected Mr. Woodward to serve as the non-executive Chairman of the Board effective March 28, 2012.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At June 30, 2012, we had authorizations to proceed with work for approximately $11.2 million, or 59% of our total backlog of $19.1 million. At December 31, 2011, we had authorizations to proceed with work for approximately $27.2 million, or 77% of our total backlog of $35.3 million.

Approximately $7.9 million, or 42%, and $24.4 million, or 69%, of our backlog, relates to two customers at June 30, 2012 and December 31, 2011, respectively.

We believe that approximately 62% of the backlog at June 30, 2012 will be recognized during the next twelve months. The following table reflects the value of our backlog in the above three categories as of June 30, 2012 and December 31, 2011, respectively.

(in millions)
	June 30, 2012	December 31, 2011
Technology consulting	$8.1	$8.5
Construction management	4.3	19.3
Facilities management	6.7	7.5
Total	$19.1	$35.3

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

Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered based on actual labor hours performed at contracted billable rates, and costs incurred on behalf of the Company's customer. Services are also performed under master and other service agreements billed on a fixed fee basis. Under fixed fee master service and similar type service agreements for facilities and equipment, the Company furnishes various unspecified units of service for a fixed price. These services agreements are recognized on the proportional performance method or ratably over the course of the service period and costs are recorded as incurred in performance.

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

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. In interim periods, we evaluate these assets for impairment when events occur that suggest a possible impairment. Through the second quarter 2012, we experienced an other than temporary decline in the market value of our common shares. As a result of the decline during the interim period we evaluated the carrying value of goodwill and other long-lived intangible assets for impairment. Utilizing a third party firm we determined the carrying value of goodwill was in excess of the estimated fair value, resulting in an aggregate impairment on goodwill of approximately $2.1 million during the three and six months ended June 30, 2012. At June 30, 2012, the net carrying value of goodwill was $1.8 million.

Long-Lived Assets (Excluding Goodwill)

In accordance with the accounting guidance related to accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of our long-lived assets as of June 30, 2012 are fully realizable.

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

ASC 740 Income Taxes prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  As of June 30, 2012, we do not have any material gross unrecognized tax benefit liabilities.

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

In September 2011, the FASB issued guidance that simplified how entities may test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The adoption of this standard did not have a material effect on the Company’s financial statements.

Results of operations for the three months ended June 30, 2012 compared with the three months ended June 30, 2011.

Revenue. Revenue increased $5.0 million to $15.5 million for the three months ended June 30, 2012 from $10.5 million for the three months ended June 30, 2011.  The increase primarily relates to an increase in construction management services as we had a large project in process as compared to the prior year when a large project was concluding.

Cost of Revenue. Cost of revenue increased $6.6 million to $13.2 million for the three months ended June 30, 2012 from $6.6 million for the three months ended June 30, 2011.  The increase in revenue described above was the primary driver for the increase in cost of revenues.

Gross Margin Percentage.   Gross margin percentage decreased to 15.0% for the three months ended June 30, 2012 compared to 37.1% for the three months ended June 30, 2011.  The decrease in gross margin is attributable primarily to the effect in the prior year of a large construction management project entering its final stages of completion, whereby claims and estimates relating to disputed change orders were concluded and we experienced an improving mix in our services.  The current gross margin percentage is consistent with anticipated gross margin levels given the composition of work, and we anticipate it to continue in the 15% to 20% range for the remainder of the year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.4 million to $2.4 million for the three months ended June 30, 2012 from $2.8 million for the three months ended June 30, 2011. The decrease was primarily driven by $0.2 million in personnel savings from restructuring efforts in the first quarter of 2012 and $0.2 million decrease in commissions resulting from the decline in gross profit.

Depreciation.  Depreciation remained consistent at $0.1 million for the three months ended June 30, 2012 compared to $0.1 million for the three months ended June 30, 2011.

Impairment loss on goodwill. Impairment loss on goodwill and other intangibles increased $2.1 million to $2.1 million for the three months ended June 30, 2012 from zero for the three months ended June 30, 2011. The increase in this expense is attributable to the impairment of the carrying values of the associated goodwill. During the three months ended June 30, 2012 we experienced a decline in the overall market capitalization value of the Company, which was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2012.

We conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $2.1 million for the three months ended June 30, 2012. At June 30, 2012, the adjusted carrying value of goodwill was $1.8 million.

Interest income (expense), net. Our interest income (expense), net increased to ($48,446) for the three months ended June 30, 2012 compared to ($4,422) for the three months ended June 30, 2011. The increase in this expense was primarily attributable to increased interest from amortizing and writing off the costs of establishing our line of credit as the facility was terminated during the second quarter 2012.

 Other income (expense), net. Other income (expense), net decreased $0.9 million to zero million for the three months ended June 30, 2012 compared to $0.9 million for the three months ended June 30, 2011. During the three months ended June 30, 2011, the Company settled a dispute relating to a potential project. The parties reached a mutual settlement that included a general release through the date of the agreement. As the settlement was unrelated to an existing customer contract or ongoing customer relationship, it has been included as other income. There was no similar income for the three months ended June 30, 2012.

 Results of operations for the six months ended June 30, 2012 compared with the six months ended June 30, 2011.

Revenue. Revenue increased $9.8 million to $29.9 million for the six months ended June 30, 2012 from $20.1 million for the six months ended June 30, 2011.  The increase primarily relates to an increase in construction management services as we had a large project in process as compared to the prior year when a large project was concluding.

Cost of Revenue. Cost of revenue increased $13.4 million to $25.5 million for the six months ended June 30, 2012 from $12.1 million for the six months ended June 30, 2011.  The increase in revenue described above was the primary driver for the increase in cost of revenues.

Gross Margin Percentage. Gross margin percentage decreased to 14.7% for the six months ended June 30, 2012 compared to 39.9% for the six months ended June 30, 2011.  The decrease in gross margin is attributable primarily to the effect in the prior year of a large construction management project entering its final stages of completion, whereby claims and estimates relating to disputed change orders were concluded and we experienced an improving mix in our services.  The current gross margin percentage is consistent with anticipated gross margin levels given the composition of work, and we anticipate it to continue in the 15% to 20% range for the remainder of the year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.5 million to $5.3 million for the six months ended June 30, 2012 from $5.8 million for the six months ended June 30, 2011. The decrease was primarily driven by $0.4 million decrease in commissions resulting from the decline in gross profit.

Restructuring charges. Restructuring charges, consisting primarily of severance payments and equity based expense, increased $0.3 million to $0.3 million for the six months ended June 30, 2012 from zero for the six months ended June 30, 2011. In an effort to align our resources with anticipated types of services and volume, we implemented a restructuring plan with estimated annual savings of $2.8 million of which $1.4 million relates to selling, general and administrative expenses based on pay reductions, reductions in force of approximately 18 employees, and related reductions in employee benefits and other costs. We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs to align with our sales in an effort to remain profitable.

Depreciation.  Depreciation increased $0.1 million to $0.2 million for the six months ended June 30, 2012 compared to $0.1 million for the six months ended June 30, 2011. The increase in depreciation is due to an increase in the average depreciable asset base associated with plant property and equipment additions.

 Impairment loss on goodwill. Impairment loss on goodwill and other intangibles increased $2.1 million to $2.1 million for the six months ended June 30, 2012 from zero for the six months ended June 30, 2011. The increase in this expense is attributable to the impairment of the carrying value of the associated goodwill. During the three months ended June 30, 2012 we experienced a decline in the overall market capitalization value of the Company, which was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2012.

We conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $2.1 million for the six months ended June 30, 2012. At June 30, 2012, the adjusted carrying value of goodwill was $1.8 million.

Interest income (expense), net. Our interest income (expense), net increased to ($91,214) for the six months ended June 30, 2012 compared to ($21,255) for the six months ended June 30, 2011. The increase in this expense was primarily attributable to increased interest expenses resulting from the acceleration of unamortized loan costs resulting from the termination of our credit facility during the second quarter 2012.

Other income (expense), net. Other income (expense), net decreased $0.9 million to zero million for the six months ended June 30, 2012 compared to $0.9 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, the Company settled a dispute relating to a potential project. The parties reached a mutual settlement that included a general release through the date of the agreement. As the settlement was unrelated to an existing customer contract or ongoing customer relationship, it has been included as other income. There was no similar income for the six months ended June 30, 2012.

Financial Condition, Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2012	2011	Change
Net income (loss)	$(3,521,003)	$2,984,422	$(6,505,425)
Adjustments to reconcile net income to net cash used in provided by operations:
Depreciation and amortization	158,261	120,498	37,763
Stock and warrant-based compensation	206,422	342,183	(135,761)
Impairment loss on goodwill	2,071,000	-	2,071,000
Provision for doubtful accounts	55,290	90,000	(34,710)
Other non-cash items	-	(78,944)	78,944
Net adjustments to reconcile net income for non-cash items	2,490,973	473,737	2,017,236
Net change in working capital	408,468	(6,947,312)	7,355,780
Cash used in operations	(621,562)	(3,489,153)	2,867,591
Cash (used in) provided by investing	(247,371)	14,989	(262,360)
Cash used in financing	(141,215)	(231,861)	90,646
Net decrease in cash	$(1,010,148)	$(3,706,025)	$2,695,877

Cash and cash equivalents decreased $1.0 million to $5.7 million at June 30, 2012 from $6.7 million at December 31, 2011. The decrease was primarily attributable $0.6 million used in operating activities, $0.3 million of purchased property and equipment, and $0.1 million used in financing activities. The $0.6 million decrease in operating activities was primarily attributable to net loss of $3.5 million, offset in part by non-cash adjustments and working capital totaling $2.9 million.

Operating Activity

Net cash used in operating activities totaled $0.6 million for the six months ended June 30, 2012 compared to $3.5 million used in operating activities for the six months ended June 30, 2011. The $2.9 million decrease in operating cash outflows was attributable to a $7.4 million increase in cash provided from the decrease in working capital, offset in part by a decrease in net income of $6.5 million.  The decrease in working capital was attributable primarily to projects at various stages of production in the second quarter 2012 compared to a significant project that was substantially completed in the second quarter 2011.

Investing Activity

Net cash used in investing activities increased $0.3 million to $0.2 million for the six months ended June 30, 2012 from approximately zero used in for the six months ended June 30, 2011.  The increase was associated with purchases of property and equipment including an upgraded sales software management tool and leasehold improvements associated with consolidation of our office space.

Financing Activity

Net cash used in financing decreased $0.1 million to approximately $0.1 million for the six months ended June 30, 2012 from $0.2 million for the six months ended June 30, 2011.  For both the six months ended June 30, 2012 and 2011, financing activities consisted primarily of the scheduled seller note repayments.

Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net (loss) income:

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$(2,268,914)	$1,962,495	$(3,521,003)	$2,984,422
Interest (income) expense, net	48,446	4,422	91,214	21,255
Income tax expense (benefit)	-	-	-	-
Depreciation and amortization	81,356	57,798	158,261	120,498
EBITDA	$(2,139,112)	$2,024,715	$(3,271,528)	$3,126,175
Stock based compensation	67,388	175,257	164,754	342,183
Other income (expense), net	-	(919,084)	-	(919,084)
Impairment loss on goodwill	2,071,000	-	2,071,000	-
Lease exit costs	-	(33,062)	-	(33,062)
Provision for bad debts	55,290	60,000	55,290	90,000
Adjusted EBITDA	$54,566	$1,307,826	$(980,484)	$2,606,212

Adjusted EBITDA decreased $1.2 million to $0.1 million in the three months ended June 30, 2012 from $1.3 million for the three months ended June 30, 2011.  The decrease was primarily driven by decreased gross profit for the three months ended June 30, 2012.  Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA decreased $3.6 million to ($1.0 million) in the six months ended June 30, 2012 from $2.6 million for the six months ended June 30, 2011.  The decrease was primarily driven by decreased gross profit for the six months ended June 30, 2012.  Please refer to the preceding discussion within this “Results of Operations” section.

 Adjusted EBITDA is a supplemental financial measure not defined in GAAP. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, impairment loss on goodwill and other intangibles, net, stock-based compensation, lease exit costs, and provision for bad debts. We present Adjusted EBITDA because we believe this supplemental measure of operating performance is helpful in comparing our operating results across reporting periods on a consistent basis by excluding items that may, or could, have a disproportionate positive or negative impact on our results of operations in any particular period.   We also use Adjusted EBITDA as a factor in evaluating the performance of certain management personnel when determining incentive compensation.  We believe that the line item on the consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP financial measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. Adjusted EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information that is included in net income attributable to the Company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

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

Liquidity and Capital Resources

We had $5.7 million and $6.7 million of unrestricted cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012, we have financed our operations primarily with cash on hand and working capital.

Our current corporate focus is centered on growing sales and profitability.  We have worked to increase project utilization and realign selling, general and administrative expenses through cost cutting measures.  In our efforts to maintain and grow profitability, we will closely monitor our costs relative to actual and anticipated revenues and may make further reductions to selling, general and administrative expenses including but not limited to personnel and related costs and marketing.

During the six months ended June 30, 2012, our cash and working capital declined $1.0 million and $1.6 million, respectively, due primarily to our operating losses in the corresponding period. We work to monitor project utilization and align selling, general and administrative expenses through anticipated revenues. While we experienced an increase in revenue during 2012 from the prior year, they were at a lower overall gross margin. As a result of our continued focus on profitability, during the first quarter we implemented restructuring plans with estimated total annual savings of $2.8 million, of which $1.4 million is an estimated reduction in selling, general and administrative expenses.

During the six months ended June 30, 2012, we completed implementation of an enhanced sales reporting tool, as we aim to increase sales productivity by realigning our sale focus and supporting productivity measures. Our efforts to maintain and grow profitability include closely monitoring our costs relative to actual and anticipated revenue, which may require us to make further reductions to operating costs.

During the first quarter 2012, as a result of the decline in profitability we failed to comply with certain financial covenants under our revolving line of credit facility. During the three months ended June 30, 2012, the Company discussed with its bank modifying the terms of the Credit Facility; however, we were unable to come to agreement which culminated in the termination of the Credit Facility and all future availability of funds under the Credit Agreement effective June 28, 2012. At the time of covenant violation and subsequent termination of the Credit Agreement, we had no outstanding borrowings under the Credit Agreement and incurred no fees or penalties. While we do not believe the termination of the Credit Agreement will have a material impact on our business, we have not determined the impact of not having a credit facility relative to our total bonding capacity. We believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy over the next twelve months the expected working capital, capital expenditure and financing obligations of our current business, including $0.5 million in repayment of unsecured convertible promissory notes.

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

Off Balance Sheet Arrangements

As of June 30, 2012, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended June 30, 2012	Total Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchase Under Plans
April 1, 2012-April 30, 2012	7,132	$0.98	-	-
May 1, 2012-May 31, 2012	-	$-
June 1, 2012-June 30, 2012	14,515	$0.50	-	-
Total	21,647	$0.98

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2012, and incorporated herein by reference).

10.2	Stock Option Agreement, dated as of April 30, 2012, between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.3

Stock Option Agreement, dated as of April 30, 2012, between the Company and Timothy C. Dee (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.4	Stock Option Agreement, dated as of April 30, 2012, between the Company and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.5	Letter Agreement, dated July 25, 2012, between the Company and Harvey L. Weiss (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012, and incorporated herein by reference).

31.1*	Certification of Fortress International Group, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Fortress International Group, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Fortress International Group, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: August 14, 2012	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer (Authorized Officer
and Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer (Authorized Officer
and Principal Financial Officer)

