Form 10-Q
period 2012-09-30
Fortress International Group, Inc.
filed 2012-11-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of October 31, 2012              14,729,520

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$5,375,070	$6,731,487
Contract and other receivables, net	8,425,276	7,147,714
Costs and estimated earnings in excess of billings on uncompleted contracts	655,137	2,729,424
Prepaid expenses and other current assets	621,342	497,712
Total current assets	15,076,825	17,106,337
Property and equipment, net	341,585	305,463
Goodwill	1,768,861	3,839,861
Other intangible assets, net	60,000	60,000
Other assets	20,937	20,975
Total assets	$17,268,208	$21,332,636
Liabilities and Stockholders’ Equity
Current Liabilities
Convertible notes payable, current portion	$500,000	$375,000
Accounts payable and accrued expenses	6,405,859	6,886,094
Billings in excess of costs and estimated earnings on uncompleted contracts	2,927,814	2,819,368
Total current liabilities	9,833,673	10,080,462
Convertible notes, less current portion	2,082,301	2,457,301
Other liabilities	60,012	76,073
Total liabilities	11,975,986	12,613,836
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 49,000,000 shares authorized; 15,074,522 and 14,749,356 issued; 14,271,133 and 14,028,407 outstanding at September 30, 2012 and December 31, 2011, respectively	1,507	1,475
Additional paid-in capital	66,208,124	65,805,358
Treasury stock 803,389 and 720,949 shares at cost at
September 30, 2012 and December 31, 2011, respectively	(1,491,690)	(1,450,455)
Accumulated deficit	(59,425,719)	(55,637,578)
Total stockholders' equity	5,292,222	8,718,800
Total liabilities and stockholders’ equity	$17,268,208	$21,332,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Results of Operations:
Revenue	$9,266,635	$7,681,732	$39,117,349	$27,812,160
Cost of revenue, excluding depreciation and amortization	6,637,221	4,718,065	32,102,042	16,811,234
Gross profit, excluding depreciation and amortization	2,629,414	2,963,667	7,015,307	11,000,926
Operating expenses:
Selling, general and administrative	2,653,038	2,764,176	7,960,174	8,581,016
Restructuring and other charges	-	-	279,286	-
Depreciation and amortization	58,725	59,233	216,987	179,730
Impairment loss on goodwill	-	-	2,071,000	-
Total operating costs	2,711,763	2,823,409	10,527,447	8,760,746
Operating (loss) income	(82,349)	140,258	(3,512,140)	2,240,180
Interest (expense) income, net	(24,787)	(27,440)	(116,001)	(62,023)
Other income (expense), net	(160,000)	-	(160,000)	919,084
(Loss) income before income taxes	(267,136)	112,818	(3,788,141)	3,097,241
Income tax expense	-	-	-	-
Net (loss) income	$(267,136)	$112,818	$(3,788,141)	$3,097,241
Basic (Loss) Earnings per Share:
(Loss) earnings per common share	$(0.02)	$0.01	$(0.27)	$0.23
Weighted average common shares outstanding	14,178,644	13,686,977	14,142,468	13,514,323
Diluted (Loss) Earnings per Share:
(Loss) earnings per common share	$(0.02)	$0.01	$(0.27)	$0.21
Weighted average common shares outstanding	14,178,644	14,915,336	14,142,468	14,857,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2011	14,749,362	$1,475	$65,805,358	720,949	$(1,450,455)	$(55,637,578)	$8,718,800
Purchase of treasury stock	-	-	-	82,440	(41,235)	-	(41,235)
Stock based compensation, including restructuring	325,160	32	402,766	-	-	-	402,798
Net loss for the nine months ending September 30, 2012	-	-		-	-	(3,788,141)	(3,788,141)
Balance at September 30, 2012	15,074,522	$1,507	$66,208,124	803,389	$(1,491,690)	$(59,425,719)	$5,292,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities:
Net (loss) income	$(3,788,141)	$3,097,241
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	216,987	179,730
Provision for doubtful accounts	55,290	90,000
Stock-based compensation	402,798	429,732
Impairment loss on goodwill	2,071,000	-
Extinguishment of contract liabilities	-	(310,168)
Other non cash items	(26,994)	(33,062)
Changes in operating assets and liabilities:
Contracts and other receivables	(1,332,852)	3,876,501
Costs and estimated earnings in excess of billings on uncompleted contracts	2,074,287	24,057
Prepaid expenses and other current assets	(123,630)	(269,774)
Other assets	38	16,353
Accounts payable and accrued expenses	(480,235)	(5,029,109)
Billings in excess of costs and estimated earnings on uncompleted contracts	108,446	(5,018,602)
Other liabilities	(16,061)	(44,274)
Net cash used in operating activities	(839,067)	(2,991,375)
Cash Flows from Investing Activities:
Purchase of property and equipment	(253,109)	(137,535)
Proceeds from the sale of property and equipment	26,994	-
Proceeds from repayment of note in connection with the sale of substantially all assets and liabilities of Rubicon	-	135,512
Acquisition of Alletag, Inc.	-	(28,555)
Net cash used in investing activities	(226,115)	(30,578)
Cash Flows from Financing Activities:
Payment on convertible notes	(250,000)	(180,000)
Purchase of treasury stock	(41,235)	(288,433)
Net cash used in financing activities	(291,235)	(468,433)
Net decrease in cash	(1,356,417)	(3,490,386)
Cash, beginning of period	6,731,487	10,980,420
Cash, end of period	$5,375,070	$7,490,034
Supplemental disclosure of cash flow information:
Cash paid for interest	$110,882	$107,910
Cash paid for taxes	$26,614	$-
Supplemental disclosure of non-cash operating activities
Interest forgiveness in settlement of SMLB seller notes	$-	$25,310
Supplemental disclosure of non-cash financing activities
Principal forgiveness in settlement of SMLB seller notes	$-	$20,572

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).

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

The Company’s focus is centered on growing profitability and corresponding cash flow.  On an ongoing basis, the Company works to increase sales, utilization and align selling, general and administrative expenses with sales. The Company continues to closely monitor its costs relative to actual and anticipated revenues.  The company is actively engaged in certain initiatives designed to expand its sales reach and presence, further develop its success in the modular data centers area and explore alternatives which capitalize on the Company’s expertise in design, build and managing critical mission programs.

During the first quarter of 2012, as a result of the decline in its profitability, the Company failed to comply with certain financial covenants under its revolving line of credit facility (Credit Agreement), which was then terminated June 28, 2012. At the time of termination of the Credit Agreement, the Company had no outstanding borrowings under the Credit Agreement. No penalties, fees, charges or assessments were due to the lender in connection with the termination of the Credit Agreement. The Company believes that the termination of the Credit Agreement will not have a material adverse effect on the Company's business, operating results, and financial condition and that the Company's current cash and cash equivalents and expected future cash generated from operations will satisfy over the next twelve months the expected working capital, capital expenditure, and financing obligations of the Company (see Note 9).

The Company had $5.4 million and $6.7 million of unrestricted cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively. During the nine months ended September 30, 2012, the Company financed its operations through its cash balances and working capital. As a result of efforts to align and monitor operating costs with anticipated revenues, management believes that the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy the expected working capital, capital expenditure and financial service requirements of the Company’s current business through the next twelve months.

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

The Company had an allowance for doubtful accounts of $0.1 million at September 30, 2012 and December 31, 2011.  Bad debt expense for the three and nine months ended September 30, 2012 and 2011 was zero and $0.1 million, respectively.

Included in accounts receivable was retainage associated with construction projects totaling $0.8 million and $0.2 million at September 30, 2012 and December 31, 2011, respectively.

The Company earned approximately 56% and 27% of its revenue from three and two customers for the three months ended September 30, 2012 and 2011, respectively.  The Company earned approximately 48% and 39% of its revenue from two customers for the nine months ended September 30, 2012 and 2011, respectively.  Accounts receivable from these two customers at September 30, 2012 and December 31, 2011 were $2.8 million and $0.7 million, respectively.

Additionally, two customers comprising 12% and 23% of the Company’s total revenue for the three and nine months ended September 30, 2011, respectively, were purchased in 2010.  While we continue to pursue work with these customers, we recorded no revenue for the three and nine months ended September 30, 2012 from them.

During the three and nine months ended September 30, 2012, the Company revised estimates associated with a project based on self-performing certain work and changes in the scope of the project, resulting in approximately $0.6 million in additional gross profit.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a priority interest in the corresponding receivable in the event of a default. At September 30, 2012 and December 31, 2011, bonds outstanding totaled $18.5 million and $17.9 million, respectively, and were indemnified in the event of a loss by related project receivables of $0.8 million and $1.4 million, respectively.

(3)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses were comprised of the following at:

	September 30, 2012	December 31, 2011
Accounts payable	$2,681,025	$3,858,251
Accounts payable retainage	634,535	201,331
Accrued project costs	1,818,894	1,927,439
Restructuring liability	105,437	-
Other accrued expenses	1,165,968	899,073
Total accounts payable and accrued expenses	$6,405,859	$6,886,094

In an effort to align the Company’s resources with anticipated types of services and volume, during the nine months ended September 30, 2012 the Company adopted a restructuring plan that included a reduction in employee work force by 18 employees. The restructuring plan resulted in a restructuring charge in the amount of $0.3 million, which is principally related to stock based compensation of $0.04 million and estimated employee severance and post-employment health care costs to be paid by the Company in connection with implementing the restructuring plan. During the three and nine months ended September 30, 2012, the Company made cash payments totaling $44,000 and $132,000, respectively. No such charges were recorded in the prior year.

(4)	Goodwill

The Company evaluates goodwill for impairment between annual tests if indicators of impairment exist. During the three months ended June 30, 2012 the overall market capitalization value of the Company declined from the closing price at March 31, 2012. This decline was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2012, therefore, an impairment analysis was completed in the second quarter of 2012. For this evaluation, the Company as a whole is considered the reporting unit. Based on the requirements of ASC 350, Intangibles-Goodwill and Other, the Company determined the carrying value of the reporting unit exceeded the fair value, resulting in an impairment loss on goodwill in the amount of $2.1 million during the nine months ended September 30, 2012. The income and market approach were used in determining the fair value of the reporting unit with a significant weighting placed on the market value due to the changing nature of the Company’s business.

At September 30, 2012 and December 31, 2011, the adjusted carrying value of goodwill was as follows:

	September 30,	December 31,
	2012	2011
Gross carrying amount of goodwill	$20,016,727	$20,016,727
Accumulated impairment loss on goodwill	(18,247,866)	(16,176,866)
Net goodwill	$1,768,861	$3,839,861

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Basic and Diluted (Loss) Earnings per Share

Basic and diluted net (loss) earnings per common share are computed as follows:

	Three Months Ended September 30,
	2012			2011
	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC (LOSS) EARNINGS PER SHARE
Net (loss) income	$(267,136)	14,178,644	$(0.02)	$112,818	13,686,977	$0.01
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-		-	-	850,719	-
Unsecured convertible note	-	-	-	28,323	377,640	-
DILUTED (LOSS) EARNINGS PER SHARE	$(267,136)	14,178,644	$(0.02)	$141,141	14,915,336	$0.01

	Nine months ended September 30,
	2012			2011
	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC (LOSS) EARNINGS PER SHARE
Net (loss) income	$(3,788,141)	14,142,468	$(0.27)	$3,097,241	13,514,323	$0.23
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	-	-	-	965,243	(0.02)
Unsecured convertible note	-	-	-	84,695	377,640	-
DILUTED (LOSS) EARNINGS PER SHARE	$(3,788,141)	14,142,468	$(0.27)	$3,181,936	14,857,206	$0.21

283,170 shares of unvested restricted stock, options to purchase 1,950,000 shares of our common stock, and unsecured promissory notes convertible into 344,307 shares of common stock that were outstanding at September 30, 2012 were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2012, as their inclusion would be anti-dilutive.

(6)	Employee Benefit Plans

On June 6, 2012, shareholders approved a 2,000,000 increase to shares available for award under the Company’s 2006 Omnibus Incentive Compensation Plan (the “2006 Plan”). At September 30, 2012 there were 700,439 shares remaining available for issuance under the plan.

Stock Compensation

For the three months ended September 30, 2012 and September 30, 2011, the Company granted options to purchase 500,000 and zero shares, respectively, of our common stock. For the three months ended September 30, 2012 and 2011, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.2 million and $0.1 million, respectively.

For the nine months ended September 30, 2012 and September 30, 2011, the Company granted 250,000 and 281,250 shares of restricted stock, respectively, and options to purchase 2,100,000 and zero shares, respectively, of our common stock. For the nine months ended September 30, 2012 and 2011, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.3 million and $0.4 million, respectively and cost of revenue included zero and $0.1 million, respectively.

At September 30, 2012, there was approximately $0.9 million of unrecognized stock compensation with a weighted average remaining life of 2.5 years.

  FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The Company has historically issued restricted stock; however, to further enable us to attract, retain and motivate key employees the Company for the first time issued options to purchase 2,100,000 shares of our common stock during the nine months ended September 30, 2012. The grants have various vesting features including ratably over three years on each anniversary from the grant date or they become exercisable on the condition that the Company’s fair market value exceed a set price for 20 consecutive trading days.

Fair Value Determination -The Company utilized a Black-Scholes-Merton model to value stock options vesting over time, while market exercisable awards were valued using a Monte Carlo simulation. The Company will reconsider the use of the Black-Scholes-Merton model and Monte-Carlo simulation if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under these models.

Volatility -The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price through weekly observations of the Company’s trading history corresponding to the expected term for Black-Scholes-Merton model and longest available history, or 6.69 years, for the Monte Carlo simulation.

Expected Term -Given the lack of historical experience, the expected term of options granted to employees was determined utilizing a plain vanilla approach whereby minimum or median time to vest and the contractual term of 10 years are averaged.

Risk-free Interest Rate -The yield was determined based on U.S. Treasury rates corresponding to the expected term of the underlying grants.

Dividend Yield -The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. The Company does not anticipate paying dividends; therefore the yield was estimated at zero.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2012 :

	Black-Scholes-Merton	Monte Carlo Simulation

Volatility	98%	94%
Expected life of options (in years)	6	6
Risk-free interest rate	0.94%	1.64%
Dividend yield	0%	0%

(7)	Common Stock Repurchases

For the nine months ended September 30, 2012, the Company repurchased 82,440 shares with an aggregate value of $0.04 million associated with the vesting of restricted stock held by an employee. For the nine months ended September 30, 2011, the Company repurchased 161,621 shares with an aggregate value of $0.3 million associated with the vesting of restricted stock held by an employee. Per terms of the restricted stock agreements, the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the shares held by the employee by a corresponding value, resulting in a share issuance net of taxes to the employee upon vesting of the restricted stock. The value of the shares netted for employee taxes represents treasury stock repurchased.

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

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years from the date of loss to offset future taxable income. As of September 30, 2012 and December 31, 2011, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable.

The Company’s effective tax rate is based upon the rate expected to be applicable for the full fiscal year.

The Company files a consolidated federal tax return in states that allow it, and in other states the Company files separate tax returns.

The Company’s and its wholly owned subsidiaries’ prior federal and state income tax filings since 2009 remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2009 tax year forward for both federal and Commonwealth of Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2009 tax year forward for both federal and Commonwealth of Virginia purposes. SMLB, Ltd. statutes of limitation are open from the 2009 tax year forward for both federal and State of Illinois purposes.

(9)	Convertible Notes

	September 30, 2012	December 31, 2011
Convertible, unsecured promissory note, due 2014 (4.0%)	$2,582,301	$2,832,301
Less current portion	500,000	375,000
Total debt, less current portion	$2,082,301	$2,457,301

For the nine months ended September 30, 2012, the Company made scheduled principal repayments totaling $0.3 million. For the nine months ended September 30, 2011, the Company made its final payment totaling $180,000 on seller notes associated with the acquisition of Innovative Power Systems, Inc. and SMLB, Inc.

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

S3 Integration, L.L.C. (S3 Integration) is 15% owned by Thomas P. Rosato, the Company’s former Chief Executive Officer, a former member of the Board of Directors, and the holder of approximately 15.1% of the Company’s outstanding common stock. On December 31, 2011, Gerard J. Gallagher, our Chief Operating Officer and member of the Board of Directors, sold his 15% interest in S3 Integration, reducing his ownership to zero, in exchange for a $60,000 promissory note with a two year repayment schedule. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

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

CTS Services, LLC (CTS) is 9% owned by Mr. Rosato. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed. Mr. Rosato also holds a note payable over ten years that has a balance of $2.8 million at September 30, 2012. CTS is a mechanical and electrical contractor that specializes in commercial buildings and mission critical facilities.

Telco P&C, LLC (Telco P&C) is 12% owned by Mr. Rosato, who receives approximately $78,000 per year from Telco P&C through 2012. Telco P&C is a specialty electrical installation company that acts as a subcontractor to the Company. The Company has also acted as a subcontractor to Telco P&C as needed.

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by Mr. Rosato and Mr. Gallagher. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The original lease term expired at December 31, 2011. Prior to expiration, the lease was renegotiated to a full service lease, excluding utilities, at $24 per square foot or an aggregate annual rate of $0.3 million, representing an annual reduction of approximately $0.2 million. The lease is cancellable by either the Company or TPR Group Re Three with nine months written notice. The Company obtained an independent appraisal of the original lease, which determined the lease to be at fair value.

Chesapeake Tower Systems, Inc. was owned 100% by Mr. Rosato and assigned its rights and obligations under our lease for certain office and warehouse space to RF Realty Investments, LLC (“RF Realty”) on October 1, 2011. RF Realty is owned by Mr. Rosato and his family. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

eSite Systems, LLC (eSite) is a limited liability company formed June 1, 2011 into which Mr. Rosato invested $0.8 million. eSite is a manufacturers’ representative reselling and servicing mechanical and electrical equipment from original equipment manufacturers. The Company has not entered into any contracts with the related entity greater than $25,000 to date. The Company received a contract for approximately $745,000 from a customer that has contracted to purchase equipment from eSite. In addition, Mr. Rosato provided this customer with a loan in an amount up to $650,000 to purchase that equipment.

The following table sets forth transactions the Company has entered into with the above related parties for the three and nine months ended September 30, 2012 and 2011.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue
Telco P&C, LLC	$287	$32,785	$24,026	$317,857
Chesapeake Systems	-	4,903	-	4,903
Chesapeake Mission Critical, LLC	-	21,392	-	303,358
Total	$287	$59,080	$24,026	$626,118
Cost of Revenue
CTS Services, LLC	$-	$-	$-	$17,413
Chesapeake Systems, LLC	-	-	-	6,000
Chesapeake Mission Critical, LLC	-	2,200	116,017	73,391
S3 Integration, LLC	-	3,447	10,007	54,144
Total	$-	$5,647	$126,024	$150,948
Selling, general and administrative
Office rent paid on Chesapeake Tower Sytsems	50,664	25,332	126,660	121,253
Office rent paid to TPR Group Re Three, LLC	69,156	107,049	232,553	321,148
Total	$119,820	$132,381	$359,213	$442,401

	September 30, 2012	December 31, 2011
Accounts receivable/(payable):
CTS Services, LLC	$8,555	$-
CTS Services, LLC	-	(1,400)
Chesapeake Mission Critical, LLC	-	154
Telco P&C, LLC	180	36,133
Total Accounts receivable	$8,735	$36,287
Total Accounts (payable)	$-	$(1,400)

(11)	Legal Settlement

During the three and nine months ended September 30, 2012, the Company settled with a third party a dispute that was not related to an existing customer contract or ongoing customer relationship, resulting in an amount owed of $0.2 million. During the nine months ended September 30, 2011, the Company settled a dispute relating to a potential project, resulting in other income of $0.9 million.

As the settlements were unrelated to an existing customer contract or ongoing customer relationship, they were included as other income (expense), net. The parties reached mutual settlements that included general releases through the date of the agreements.

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

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received, and (2) contracts awarded to us where some, but not all, of the work has been authorized. At September 30, 2012, we had authorizations to proceed with work for approximately $8.7 million, or 52% of our total backlog of $16.6 million. At December 31, 2011, we had authorizations to proceed with work for approximately $27.2 million, or 77% of our total backlog of $35.3 million.

Approximately $9.6 million, or 58%, and $24.4 million, or 69%, of our backlog, relates to two customers at September 30, 2012 and December 31, 2011, respectively.

We believe that approximately 55% of the backlog at September 30, 2012 will be recognized during the next twelve months. The following table reflects the value of our backlog in the above three categories as of September 30, 2012 and December 31, 2011, respectively.

(in millions)

	September 30, 2012	December 31, 2011
Technology consulting	$8.3	$8.5
Construction management	1.9	19.3
Facilities management	6.4	7.5
Total	$16.6	$35.3

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

Non-cash Compensation

The Company applies the fair value method that requires all share-based payments to employees be expensed over their requisite service period based on their fair value at the grant date.  The recognition of the value of the instruments results in compensation or professional expenses in our financial statements. The expense differs from other compensation and professional expenses in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such restricted stock or stock options vest. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

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

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. In interim periods, we evaluate these assets for impairment when events occur that suggest a possible impairment. Through the second quarter 2012, we experienced an other than temporary decline in the market value of our common shares. As a result of the decline during the interim period we evaluated the carrying value of goodwill and other long-lived intangible assets for impairment. Utilizing a third party firm we determined the carrying value of goodwill was in excess of the estimated fair value, resulting in an aggregate impairment on goodwill of approximately $2.1 million during the nine months ended September 30, 2012. At September 30, 2012, the net carrying value of goodwill was $1.8 million.

Long-Lived Assets (Excluding Goodwill)

In accordance with the accounting guidance related to accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of our long-lived assets as of September 30, 2012 are fully realizable.

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

ASC 740 Income Taxes prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  As of September 30, 2012, we do not have any material gross unrecognized tax benefit liabilities.

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

Results of operations for the three months ended September 30, 2012 compared with the three months ended September 30, 2011.

Revenue. Revenue increased $1.6 million to $9.3 million for the three months ended September 30, 2012 from $7.7 million for the three months ended September 30, 2011.  The increase primarily relates to a $2.2 million increase in construction management services as we had a large project in process as compared to the prior year when another large project was completed, offset by $0.7 million decrease in technology consulting services.

Cost of Revenue. Cost of revenue increased $1.9 million to $6.6 million for the three months ended September 30, 2012 from $4.7 million for the three months ended September 30, 2011.  The increase in revenue described above was the primary driver for the increase in cost of revenues.

Gross Margin Percentage.   Gross margin percentage decreased to 28.4% for the three months ended September 30, 2012 compared to 38.6% for the three months ended September 30, 2011.  The decrease in gross margin is attributable primarily to the effect in the prior year of a large construction management project entering its final stages of completion, whereby claims and estimates relating to disputed change orders were concluded favorably. The current gross margin percentage is consistent with anticipated gross margin levels given the composition of work, and we anticipate it to be in the 15% to 25% range for the remainder of the year in anticipation of mix of services that include fewer large construction projects.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million to $2.7 million for the three months ended September 30, 2012 from $2.8 million for the three months ended September 30, 2011. The decrease was primarily driven by $0.3 million in personnel savings from restructuring efforts in the first quarter of 2012 and reduced variable bonus compensation, offset in part by an increase in severance of $0.2 million.

Depreciation.  Depreciation remained consistent at $0.1 million for the three months ended September 30, 2012 compared to $0.1 million for the three months ended September 30, 2011.

Interest income (expense), net. Our interest income (expense), net increased to ($24,787) for the three months ended September 30, 2012 compared to ($27,440) for the three months ended September 30, 2011. The slight decrease in expense corresponds to the lower average debt balance for the three months ended September 30, 2012 as compared to September 30, 2011.

Other income (expense), net. Other income (expense), net decreased to ($0.2) million for the three months ended September 30, 2012 from zero for the three months ended September 30, 2011. During the three months ended September 30, 2012, we settled with a third party a dispute that was not related to an existing customer contract or ongoing customer relationship, resulting in an amount owed of $0.2 million. The parties reached a mutual settlement that included a general release through the date of the agreement.

  Results of operations for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.

Revenue. Revenue increased $11.3 million to $39.1 million for the nine months ended September 30, 2012 from $27.8 million for the nine months ended September 30, 2011.  The increase primarily relates to an increase in construction management services as we had a large project in process as compared to the prior year when another large project was concluding.

Cost of Revenue. Cost of revenue increased $15.3 million to $32.1 million for the nine months ended September 30, 2012 from $16.8 million for the nine months ended September 30, 2011.  The increase in revenue described above was the primary driver for the increase in cost of revenues.

Gross Margin Percentage. Gross margin percentage decreased to 17.9% for the nine months ended September 30, 2012 compared to 39.6% for the nine months ended September 30, 2011.  The decrease in gross margin is attributable primarily to the effect in the prior year of a large construction management project entering its final stages of completion, whereby claims and estimates relating to disputed change orders were concluded favorably. The current gross margin percentage is consistent with anticipated gross margin levels given the composition of work, and we anticipate it to be in the 15% to 25% range for the remainder of the year in anticipation of mix of services that include fewer large construction projects.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.6 million to $8.0 million for the nine months ended September 30, 2012 from $8.6 million for the nine months ended September 30, 2011. The decrease was primarily driven by $0.3 million decrease in personnel savings from restructuring efforts and $0.4 million decrease in commissions resulting from the decline in gross profit, offset in part by a $0.2 million decrease in bad debt recovery.

Restructuring charges. Restructuring charges, consisting primarily of severance payments and equity based expense, increased $0.3 million to $0.3 million for the nine months ended September 30, 2012 from zero for the nine months ended September 30, 2011. In an effort to align our resources with anticipated types of services and volume, we implemented a restructuring plan with estimated annual savings of $2.8 million of which $1.4 million relates to selling, general and administrative expenses based on pay reductions, reductions in force of approximately 18 employees, and related reductions in employee benefits and other costs. We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs to align with our sales in an effort to return to profitability.

Depreciation.  Depreciation remained consistent at $0.2 million for the nine months ended September 30, 2012 compared to $0.2 million for the nine months ended September 30, 2011.

Impairment loss on goodwill. Impairment loss on goodwill and other intangibles increased $2.1 million to $2.1 million for the nine months ended September 30, 2012 from zero for the nine months ended September 30, 2011. The increase in this expense is attributable to the impairment of the carrying value of the associated goodwill. During the three months ended June 30, 2012 we experienced a decline in the overall market capitalization value of the Company, which was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2012.

We conducted analyses of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $2.1 million for the nine months ended September 30, 2012. At September 30, 2012, the adjusted carrying value of goodwill was $1.8 million.

Interest income (expense), net. Our interest income (expense), net increased to ($116,001) for the nine months ended September 30, 2012 compared to ($62,023) for the nine months ended September 30, 2011. The increase in this expense was primarily attributable to increased interest expenses resulting from the acceleration of unamortized loan costs resulting from the termination of our credit facility during the second quarter 2012.

Other income (expense), net. Other income (expense), net decreased $0.7 million to (0.2) million for the nine months ended September 30, 2012 from $0.9 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we settled with a third party a dispute that was not related to an existing customer contract or ongoing customer relationship, resulting in an amount owed of $0.2 million. During the nine months ended September 30, 2011, we settled a dispute relating to a potential project. The parties reached a mutual settlement that included a general release through the date of the agreement. As the settlement was unrelated to an existing customer contract or ongoing customer relationship, it has been included as other income (expense), net.

Financial Condition, Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2012	2011	Change
Net (loss) income	$(3,788,141)	$3,097,241	$(6,885,382)
Adjustments to reconcile net income to net cash used in provided by operations:
Depreciation and amortization	216,987	179,730	37,257
Stock and warrant-based compensation	402,798	429,732	(26,934)
Impairment loss on goodwill	2,071,000	-	2,071,000
Provision for doubtful accounts	55,290	90,000	(34,710)
Other non-cash items	(26,994)	(343,230)	316,236
Net adjustments to reconcile net income for non-cash items	2,719,081	356,232	2,362,849
Net change in working capital	229,993	(6,444,848)	6,674,841
Cash used in operations	(839,067)	(2,991,375)	2,152,308
Cash (used in) provided by investing	(226,115)	(30,578)	(195,537)
Cash used in financing	(291,235)	(468,433)	177,198
Net decrease in cash	$(1,356,417)	$(3,490,386)	$2,133,969

Cash and cash equivalents decreased $1.3 million to $5.4 million at September 30, 2012 from $6.7 million at December 31, 2011. The decrease was primarily attributable to $0.9 million used in operating activities, $0.2 million of purchased property and equipment, and $0.3 million used in financing activities. The $0.9 million decrease in operating activities was primarily attributable to net loss of $3.8 million, offset in part by non-cash adjustments and the change in working capital totaling $2.9 million.

Operating Activity

Net cash used in operating activities totaled $0.9 million for the nine months ended September 30, 2012 compared to $2.9 million used in operating activities for the nine months ended September 30, 2011. The $2.2 million decrease in operating cash outflows was attributable to a $6.7 million increase in cash provided from the decrease in working capital, offset in part by a decrease in net income adjusted for non-cash items of $4.5 million.  The decrease in working capital was attributable primarily to projects at various stages of production in the third quarter 2012 compared to a significant project that was substantially completed in the second quarter 2011.

Investing Activity

Net cash used in investing activities increased $0.2 million to $0.2 million for the nine months ended September 30, 2012 from approximately zero used in for the nine months ended September 30, 2011.  The increase was associated with purchases of property and equipment including an upgraded sales software management tool and leasehold improvements associated with consolidation of our office space.

Financing Activity

Net cash used in financing decreased $0.2 million to approximately $0.3 million for the nine months ended September 30, 2012 from $0.5 million for the nine months ended September 30, 2011.  The decrease was due primarily to a decrease in treasury stock repurchases associated with payment of taxes on the vesting of restricted stock held by employees.

Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net (loss) income:

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$(267,136)	$112,818	$(3,788,141)	$3,097,241
Interest (income) expense, net	24,787	27,440	116,001	62,023
Income tax expense (benefit)	-	-	-	-
Depreciation and amortization	58,725	59,233	216,987	179,730
EBITDA	$(183,624)	$199,491	$(3,455,153)	$3,338,994
Stock based compensation	196,376	87,549	361,130	429,715
Impairment loss on goodwill	-	-	2,071,000	-
Provision for bad debts	-	-	55,290	90,000
Adjusted EBITDA	$12,752	$287,040	$(967,733)	$3,858,709

Adjusted EBITDA decreased $0.3 million to $13 thousand for the three months ended September 30, 2012 from $0.3 million for the three months ended September 30, 2011.  The decrease was primarily driven by decreased gross profit for the three months ended September 30, 2012.  Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA decreased $4.9 million to ($1.0) million for the nine months ended September 30, 2012 from $3.9 million for the nine months ended September 30, 2011.  The decrease was primarily driven by decreased gross profit for the nine months ended September 30, 2012.  Please refer to the preceding discussion within this “Results of Operations” section.

 Adjusted EBITDA is a supplemental financial measure not defined in GAAP. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, impairment loss on goodwill and other intangibles, net, stock-based compensation, (loss), and provision for bad debts. We present Adjusted EBITDA because we believe this supplemental measure of operating performance is helpful in comparing our operating results across reporting periods on a consistent basis by excluding items that may, or could, have a disproportionate positive or negative impact on our results of operations in any particular period.   We also use Adjusted EBITDA as a factor in evaluating the performance of certain management personnel when determining incentive compensation.  We believe that the line item on the consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP financial measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. Adjusted EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information that is included in net income (loss) attributable to the Company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

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

Liquidity and Capital Resources

We had $5.4 million and $6.7 million of unrestricted cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively. During the nine months ended September 30, 2012, we have financed our operations primarily with cash on hand and working capital.

Our current corporate focus is centered on growing profitability and corresponding cash flow.  On an ongoing basis, we work to increase sales, utilization and align selling, general and administrative expenses with sales. We will continue to closely monitor our costs relative to actual and anticipated revenues.  We are actively engaged in certain initiatives designed to expand its sales reach and presence, further develop our success in the modular data centers area and explore alternatives which capitalize on our expertise in design, build and managing critical mission programs.

During the nine months ended September 30, 2012, our cash and working capital declined $1.4 million and $1.8 million, respectively, due primarily to our operating losses in the corresponding period. We work to monitor project utilization and align selling, general and administrative expenses through anticipated revenues. While we experienced an increase in revenue during 2012 from the prior year, they were at a lower overall gross margin. As a result of our continued focus on profitability, during the first quarter we implemented restructuring plans with estimated total annual savings of $2.8 million, of which $1.4 million is an estimated reduction in selling, general and administrative expenses.

During the nine months ended September 30, 2012, we completed implementation of an enhanced sales reporting tool, as we aim to increase sales productivity by realigning our sale focus and supporting productivity measures. Our efforts to maintain and grow profitability include closely monitoring our costs relative to actual and anticipated revenue, which may require us to make further reductions to operating costs.

During the first quarter 2012, as a result of the decline in profitability we failed to comply with certain financial covenants under our revolving line of credit facility, which was terminated effective June 28, 2012. At the time of covenant violation and subsequent termination of the Credit Agreement, we had no outstanding borrowings under the Credit Agreement and incurred no fees or penalties. We do not believe the termination of the Credit Agreement will have a material impact on our business, and the termination of our Credit Facility has not precluded us from obtaining bonds but may limit our total bonding capacity. We believe that our current cash and cash equivalents and expected future cash generated from operations will satisfy over the next twelve months the expected working capital, capital expenditure and financing obligations of our current business, including $0.5 million in repayment of unsecured convertible promissory notes.

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

Off Balance Sheet Arrangements

As of September 30, 2012, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, the Company approved an unregistered stock grant of 5,000 shares of common stock to John Morton III, a former director of the Company, who was eligible to receive such shares as compensation under a previously approved Consulting Agreement. The shares were issued under the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

Additionally during the three months ended September 30, 2012, the Company acquired shares from associates to satisfy tax withholding requirements upon the vesting of restricted stock. The following table summarizes these transactions.

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Quarter	Total Shares	Price Paid	Publically Announced	To Be Purchase Under
Ended September 30, 2012	Purchased	per Share	Plans	Plans
July 1, 2012-July 31, 2012	5,367	$0.40	-	-
August 1, 2012-August 31, 2012	.	$-
September 1, 2012-September 30, 2012	50,744	$0.45	-	-
Total	56,111	$0.45

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Employment Agreement, dated September 27, 2012, between Fortress International Group, Inc. and Kenneth D. Schwarz (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

10.2	Stock Option Agreement, dated September 27, 2012, between Fortress International Group, Inc. and Kenneth D. Schwarz (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

10.3	Separation from Employment Agreement and Release, dated September 26, 2012, between Fortress International Group, Inc. and Timothy C. Dec (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

31.1*	Certification of Fortress International Group, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Fortress International Group, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Fortress International Group, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: November 13, 2012	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer (Authorized Officer
and Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Kenneth D. Schwarz
Kenneth D. Schwarz
Chief Financial Officer (Authorized Officer
and Principal Financial Officer)

