Form 10-K
period 2012-12-31
Fortress International Group, Inc.
filed 2013-03-21
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2012 was approximately $2,800,388 based on 7,000,970 shares held by such non-affiliates at the closing price of a share of common stock of $0.40 as reported on the OTCQB marketplace on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, outstanding as of March 18, 2013 was 14,724,514 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K will be incorporated from the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2012.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read such statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to, statements concerning:

•	our mission-critical services business, its advantages and our strategy for continuing to pursue our business;

•	expectations as to our future revenue, margin, expenses, cash flows and capital requirements;

•	expectations as to the materialization of our backlog;

•	the amount of cash available to us to execute our business strategy;

•	continued compliance with government regulations;

•	statements about industry trends;

•	geopolitical events and regulatory changes; and

•	other statements of expectations, beliefs, future plans and strategies.

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

Overview

We were incorporated in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.   On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, LLC and Vortech, LLC (collectively referred to as “TSS/Vortech”. In connection with the acquisition we simultaneously changed our name to Fortress International Group, Inc.

After our initial acquisition of TSS/Vortech, management continued an acquisition strategy to expand our geographic footprint, add complementary services and diversify and expand our customer base. We acquired substantially all of the assets of Comm Site of South Florida, Inc. (“Comm Site”) on May 7, 2007, 100% of the outstanding and issued capital stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. (“Innovative”) on September 24, 2007, and 100% of the membership interests of Rubicon Integration, LLC (“Rubicon”) on November 30, 2007, which we subsequently sold substantially all of the assets and liabilities on December 29, 2009 following an evaluation of capital funding alternatives. On January 2, 2008, we purchased 100% of the outstanding and issued capital stock of SMLB, Ltd.

 We provide comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure. We provide a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, construction management, systems installations and facilities management.

Our focus is centered on growing profitability and corresponding cash flow. On an ongoing basis, we work to increase sales, improve project utilization and align selling, general and administrative expenses with sales. We continue to closely monitor our costs relative to actual and anticipated revenues. We are actively engaged in certain initiatives designed to expand its sales reach and presence, further develop our success in the modular data centers area and explore alternatives which capitalize on our expertise in designing, building and managing critical mission programs.

Our principal executive offices are located at 7226 Lee DeForest Drive, Suite 104, Columbia, Maryland 21046 and our telephone number is 410-423-7300. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K , proxy statements for our annual stockholders’ meetings and all amendments to those reports, are available to you free of charge through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov or on our website at www.totalsitesolutions.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. Copies of these reports and other information may be inspected and copied at the public reference facilities maintained by the SEC at the SEC Headquarters, Public Reference Section, 100 F Street, N.E., Washington D.C. 20549 on official business days during the hours 10:00 a.m. to 3:00 p.m. or by calling the SEC at 1-800-SEC-0330. Copies are also available upon request and without charge by contacting us at Fortress International Group, Inc., 7226 Lee DeForest Drive, Suite 209, Columbia, Maryland 21046.

Our Business

We consult, plan, design, build and maintain mission-critical facilities such as traditional data centers, modular data centers, trading floors, call centers, network operation centers, communication facilities, laboratories and secure bunkers and we offer expertise for electrical, mechanical, telecommunications, security, fire protection and building automation systems that are critical to the mission-critical facilities lifeblood.

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

Supply side services include:

•	Competitive utility rate analysis in deregulated areas;
•	Obtaining energy certificates and carbon offset certificates for capital expenditures on both renewable energy based initiatives as well as replacement initiatives; and
•	Participation in demand response programs.

Demand side initiatives include:

•	Energy audits;
•	Facility consolidation; and
•	Performance based contracting initiatives that create capital from energy savings on replacement projects.

Engineering Services. These services include:

•	Critical power and mechanical load calculations;
•	Schematic design of electrical, mechanical, communications, fire protection and security systems;
•	Physical vulnerability assessments, force protection design and bomb blast analyses; and
•	Facilities systems equipment selection, commissioning and testing.

Construction Management and Installation Services. These services include:

•	Preconstruction services include budgeting, scheduling, subcontractor pre-qualification and negotiation, and long-lead equipment procurement;
•	Installation management includes project management, value engineering, design management and scheduling;
•	Owners representation advising on pre-construction and construction-related aspects of projects, equipment integration and commissioning

Real Estate Solutions. These services include:

•	Assisting customers with disposal and acquisition of mission-critical assets;
•	Site assessments, evaluation and selection;
•	Conceptual design and in depth budget and cost analysis;
•	Financial modeling and market research;
•	Utility assessment;
•	Telecommunication service assessment;
•	Cost and payback analysis; and
•	Phased investment strategy for development of speculative space.

Capital solutions. These services include:

•	Finding sale and lease back alternatives for our customers;
•	Matching customers up with leasing partners to finance major equipment purchases;
•	Finding equity partners for our customers developing speculative projects; and
•	Performance contract financing for energy related capital projects.

Facility Management Services. These services include:

•	National operations center for remote facility monitoring 24 x 7;
•	Staffing and maintenance personnel servicing a mission critical facility;
•	Maintenance, warranty and emergency service contracts on infrastructure equipment;
•	Mission critical facility services for adds, moves and changes including infrastructure upgrade;
•	Development of operations and maintenance procedures including document management and training programs; and
•	Installation commissioning and maintenance of modular or containerized data centers.

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

For the years ended December 31, 2012 and December 31, 2011, revenues from guaranteed maximum price contracts represented approximately 37% and 14% of our revenues, respectively. Most government contracts, including our contracts with the federal government, are subject to termination at will by the government, to government audits and to continued appropriations.

Facility services and maintenance are also performed under master and other service agreements billed on a fixed fee basis or time and materials. Under fixed fee master service and similar type service agreements for facilities and equipment, we furnish various unspecified units of service for a fixed price. These services agreements are recognized on the proportional performance method or ratably over the course of the service period and costs are recorded as incurred in performance.

We do have some customer concentration as we earned approximately 46% of our total revenue from two customers for the year ended December 31, 2012, and 43% from three customers for the year ended December 31, 2011.

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

Backlog

We believe one indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents our estimate of the anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contract.

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

As of December 31, 2012, our backlog was approximately $17.3 million, compared to approximately $35.3 million at December 31, 2011.

At December 31, 2012, we have authorizations to proceed with work for approximately $9.4 million, or 54% of our total backlog of $17.3 million. Additionally, approximately $13.6 million, or 78% of our total backlog, relates to three customers at December 31, 2012.  We estimate that approximately 57% of our backlog will be recognized during our 2013 fiscal year. This estimate is based on the compilation of monthly backlog reports that the project management regularly prepares which present backlog per contract, our management’s estimate of future revenue based on known contracts and historical trends and our projection of the amount of such backlog expected to be recognized in the following 12 months.

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

In recent years, we reduced our headcount in sales and marketing in response to difficult economic conditions. As our operating cash flow has stabilized, we resumed certain marketing activities including selective investment in an upgraded customer relationship management software to more efficiently manage our sales activities, attendance at select trade show events and technical seminars, and adjusted our sales and support teams to align with market opportunities and changing economic conditions.

Maintaining key alliances is also crucial to sales development and growth and often provides us with introductions to the customers of our alliance partners. These alliances reside with IT consulting firms, specialty mission-critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, IT system integrators and firmware providers. We have key strategic alliances with large IT corporations to provide engineering, design, construction management services and facility management services.

Competition

The mission-critical IT solutions market is large, fragmented and highly competitive. We compete for contracts based on our strong customer relationships, successful past performance record, significant technical expertise, specialized knowledge and broad service offerings. We often compete against divisions of large design build construction and real estate firms and IT technology service and equipment providers of various sizes. Some of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than us. In some cases because of diverse requirements, we frequently collaborate with these and other competitors for large projects. We expect competition in the mission-critical IT technology services sector to increase in the future.

Executive Officers

Set forth below is information as of March 1, 2013, about our executive officers, as determined in accordance with the rules of the SEC.

Name	Age	Position
Anthony Angelini	49	Chief Executive Officer and Director
Gerard J. Gallagher	56	President, Chief Operating Officer and Director
Ken Schwarz	60	Chief Financial Officer

Anthony Angelini, age 49, became a Director and our Chief Executive Officer on January 3, 2012. From September 2007 through January 3, 2012, Mr. Angelini has run his own consulting company working with private and public companies in the areas of operations and growth strategy development. From February 2004 through September 2006, Mr. Angelini was the Chief Executive Officer of Zomax, Inc., a publicly traded provider of supply chain services. Prior to February 2004, Mr. Angelini held multiple executive-level positions at Zomax. Mr. Angelini has over 20 years of experience as an operator and manager, including as the chief executive officer of a publicly traded company. Mr. Angelini received a Bachelor of Business Administration in Finance from California State University, Chico in 1986.

Gerard J. Gallagher, age 56, became a Director and our President and Chief Operating Officer upon our acquisition of TSS/Vortech on January 19, 2007. Mr. Gallagher has more than 25 years of experience in mission-critical fields. Since 2002, he has served as the co-founder and President of TSS/Vortech. From 1998 to 2001, Mr. Gallagher served as the President of the Total Site Solutions division of Encompass Services Corp. From 1997 to 1998, he served as the President of the Total Site Solutions division of Commercial Air, Power & Cable, Inc. From 1991 to 1997, he served as the Chief Facilities Operations and Security Officer of the International Monetary Fund. From 1980 to 1991, Mr. Gallagher served in various capacities at Com Site Enterprises, most recently as Senior Vice President of Engineering and Sales. Mr. Gallagher received a Bachelor of Science in Fire Science from the University of Maryland and a Bachelor of Science in Organizational Management (Summa Cum Laude) from Columbia Union College.

Kenneth D. Schwarz, age 60, became our Chief Financial Officer on September 26, 2012. From July 2011 through July 2012, Mr. Schwarz was the Chief Financial Officer and Senior Vice President of Information Systems at Primus Telecommunications Group, a publicly held provider of advance communication services to residential business and carrier customers. From August 2007 through July 2011, he was President and Chief Financial Officer of Simplexity, LLC, a privately owned online seller of wireless communications services. Mr. Schwarz has over 30 years of experience serving in executive roles including Vice President and Corporate Controller of MCI Communications, Inc. and as a manager at Deloitte and Touche, LLC. Mr. Schwarz holds a Bachelor of Science with distinction and a M.B.A. with honors from Indiana University.

The employment of our officers is subject to the terms and conditions of their respective employment agreements.

Employees

At December 31, 2012, we had approximately 79 full-time employees. We have obtained facility clearance from the United States Department of Defense. In addition to the facility clearance, we have successfully cleared approximately one-half of our employees, allowing them individual access to restricted projects and facilities. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Item 1A.     RISK FACTORS

Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Such factors could have a significant impact on our business, operating results and financial condition. We believe the most significant of these risks and uncertainties are as follows:

We incurred a net loss in 2012 and we may experience net losses in the future.

We experienced a net (loss) income for the year ended December 31, 2012 of ($4.0) million. Although we were profitable in 2011 and 2010, we had a history of net losses from inception through 2009 and again in 2012. Although we have made efforts to align costs with sales and gross margin volume, there can be no guarantee that we will be successful in sustaining or increasing profitability in 2013 or beyond. The uncertainty of the current economic environment and rapidly changing competitive marketplace has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability, particularly as we continue to incur significant sales and marketing and administrative expenses. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

 Our acquisitions were accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Since December 31, 2006, we completed the acquisitions of TSS/Vortech, Comm Site, Innovative, Rubicon, and SMLB. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent we determine that such an asset has been impaired, we will write-down its carrying value on our balance sheet and book an impairment charge in our statement of operations. During the year ended December 31, 2012, we conducted such analyses that resulted in an impairment loss on goodwill of $2.1 million. Net carrying value of goodwill and other indefinite lived intangibles totaled $1.8 million and $3.8 million at December 31, 2012 and 2011, respectively.

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

We derive and believe that we will continue to derive in the near term, a significant portion of our revenues from a limited number of customers and we have experienced a decline from one of those customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which would have an adverse effect on our financial condition and results of operations.  Two customers comprised 46% of total revenues for the year ended December 31, 2012 and three customers comprised 43% for the year ended December 31, 2011.

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

The backlog amounts are estimates, subject to change or cancellation, and accordingly, the actual customer purchase orders to perform work may vary significantly in scope and amount from the backlog amounts. Accordingly, we cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts or be awarded any amount at all. Our backlog as of December 31, 2012 and 2011 was approximately $17.3 million and $35.3 million, respectively.

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

The mission-critical IT industry in which we operate is highly competitive and continues to become more competitive. We often compete against divisions of large design build construction and real estate firms and other IT consulting and integration companies, including several that are large domestic companies that may have financial, technical and marketing resources that exceed our own. These larger competitors have an infrastructure and support greater than ours, and accordingly, we have begun to experience some price pressure as some companies are willing to take on projects at lower margins. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. Our size often prevents us from bidding on larger, more profitable projects, which significantly reduces our growth opportunities. Although our customers currently outsource a significant portion of these services to us and our competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services to us in the future.

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

The impact, severity and duration of the current U.S. economic situation and plans adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget and the permissible federal debt limit, could adversely affect the economy and funding for individual programs and delay purchasing or payment decisions by some of our customers. We are unable to predict the impact that the delayed automatic cuts associated with “sequestration” or other cuts could have on our customers or suppliers. Historically, as federal, state or local government or private enterprise spending on mission-critical related capital expenditures decreased, the demand for services like those provided by us has declined. These decreases have reduced our opportunity for growth, increased our marketing and sales costs, and reduced the prices we can charge for services, which has reduced our revenue and adversely affected our operating results.

We may be unable to obtain sufficient bonding capacity to support certain service offerings.

Some of our contracts require performance and payment bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which would reduce availability under any credit facility. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds. At December 31, 2012, we had approximately $18.5 million in outstanding bonds associated with ongoing projects.

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

Our business is managed by a small number of key managers and executive officers, including Mr. Angelini, our Chief Executive Officer, Mr. Gallagher, our President and Chief Operating Officer, and Mr. Schwarz our Chief Financial Officer. The loss of any of these key executive officers could have a material adverse effect on our business.

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

We may not have sufficient financial resources to carry out our strategy; we may need to issue debt or use our stock to seek additional funding.

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

Our officers and directors hold approximately 3.7 million shares of commons stock or approximately 25% of our outstanding common shares as of December 31, 2012. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Under an agreement between Thomas P. Rosato, our former Chairman and Chief Executive Officer, and the Company, Mr. Rosato may not sell any share, of common stock without our permission until June 30, 2013.  Mr. Rosato owns 1,801,638 shares of our common stock at December 31, 2012. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Our shares are thinly traded and may not be readily marketable

Our shares are not widely traded, and daily trading volume is generally very low compared with most publicly traded companies. As a result, you may not be able to readily resell your shares in the company.

Our common stock may be characterized as a “penny stock” under applicable SEC regulations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

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

Market Information

Our common stock trades on the OTCQB marketplace of the OTC Markets Group, Inc. under the symbol “FIGI.” The following table sets forth the high and low bid prices for our common stock on the OTCQB marketplace.

	Common Stock
	High	Low
Year ended December 31, 2012
First Quarter	$1.02	$0.50
Second Quarter	$0.49	$0.34
Third Quarter	$0.64	$0.38
Fourth Quarter	$0.48	$0.39
Year ended December 31, 2011
First Quarter	$1.70	$1.37
Second Quarter	$1.70	$1.45
Third Quarter	$2.28	$1.48
Fourth Quarter	$1.45	$0.80

Stockholders

As of March 18, 2013, there were 46 stockholders of record of our 14,724,514 outstanding shares of common stock (does not reflect persons or entities that hold their shares of common stock in nominee or “ street ” name through various brokerage firms).

Dividends

We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Issuer Purchases of Equity Securities

The table set forth below shows all repurchases of securities by us during the quarter ended December 31, 2012:

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Three	Total Shares	Price Paid	Publically Announced	To Be Purchased Under
Months Ended December 31, 2012	Purchased (a)	per Share	Plans	Plans
October 1, 2012-October 31, 2012	-	$-	-	-
November 1, 2012- November 30, 2012	-	-	-	-
December 1, 2012-December 31, 2012	5,365	0.45	-	-
Total	5,365	$0.45	-	-

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6.	SELECTED FINANCIAL DATA

The information called for by this item is not required as we are a smaller reporting company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Building on the TSS/Vortech business, management continued an acquisition strategy to expand our geographical footprint, add complementary services, and diversify and expand our customer base. After acquiring TSS/Vortech, the company continued its expansion through the acquisitions of Comm Site of South Florida, Inc. on May 7, 2007 (“Comm Site”), Innovative Power Systems, Inc. and Quality Power Systems, Inc. (collectively, “Innovative”) on September 24, 2007, Rubicon Integration, LLC (“Rubicon”) on November 30, 2007 and SMLB Ltd. (“SMLB”) on January 2, 2008. After an evaluation of capital funding alternatives, we sold substantially all of the assets and liabilities of Rubicon on December 29, 2009.

We provide comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure. We provide a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, construction management, systems installations and facilities management.

Our focus is centered on growing profitability and corresponding cash flow. On an ongoing basis, we work to increase sales, improve project utilization and align selling, general and administrative expenses with sales. We continue to closely monitor our costs relative to actual and anticipated revenues. We are actively engaged in certain initiatives designed to expand our sales reach and presence, further develop our success in the modular data centers area and explore alternatives which capitalize on our expertise in designing, building and managing critical mission programs.

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

Competition in Current Economic Environment

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in the mission-critical market.  These larger competitors have an infrastructure and support greater than ours, and accordingly, we experienced some price pressure as some companies are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date due to the economic uncertainty or lack of access to capital. Additionally, we have seen several significant customers be acquired by their competitors, which has resulted in a reduction of work for us.

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

Although we will closely monitor our proposal pricing and the volume of the work, we cannot be certain that our anticipated margins will be sustained.  Furthermore, given the environment, and the volume of our contracts, in the first quarter of 2012, we took additional measures to reduce our operating costs through additional reductions in general, administrative and marketing cost, reductions in personnel and related costs. For further information see “Liquidity and Capital Resources” below.

Operations Overview

We contract with our customer under five primary contract types: cost-plus-fee, guaranteed maximum price (GMAX), time-and-materials, fixed-price contracts and fixed price facility service and maintenance contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee and GMAX contracts.

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

Cost of revenue includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants, equipment and materials; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. Typically, the larger contracts are broader in scope and require more diverse capabilities, thus resulting in more subcontracted labor. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital. We have a small number of employees compared to our larger competitors; therefore we may not scale similar to our competitors.

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

Contract Backlog

We believe one indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents our estimate of anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contracts. We have broken our backlog into the following three categories: (i) technology consulting consisting of services related to consulting and/or engineering design contracts; (ii) construction management; and (iii) facility management.

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

As of December 31, 2012, our backlog was approximately $17.3 million, compared to approximately $35.3 million at December 31, 2011.   The change in backlog is due to one customer with a large construction management job that was completed during 2012. Backlog information can be significantly impacted by timing of contract awards. At December 31, 2012, we have authorizations to proceed with work for approximately $9.4 million, or 54% of our total backlog of $17.3 million. Approximately, $13.6 million, or 78% of our total backlog, related to three customers at December 31, 2012.

At December 31, 2011, we had authorizations to proceed with work for approximately $27.2 million or 77% of our total backlog of $35.3 million.  Approximately, $24.4 million, or 78% of our backlog related to two customers at December 31, 2011.

We believe that approximately 57% of the backlog at December 31, 2012 will be recognized over the next twelve months. This estimate is based on the compilation of monthly backlog reports that the project management regularly prepares which present backlog per contract, our management’s estimate of future revenue based on known contracts and historical trends and our projection of the amount of such backlog expected to be recognized in the following 12 months. The following table reflects the value of our backlog in the three categories identified below as of December 31, 2012 and December 31, 2011, respectively (in millions).

	December 31,
	2012	2011
Technology consulting	$8.2	$8.5
Construction management	3.3	19.3
Facilities management	5.8	7.5
Total	$17.3	$35.3

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

	Year Ended December 31,
	2012	2011
Revenue	$-	0.7
Cost of revenue	0.2	0.2
Selling, general and administrative	0.4	0.6

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

Revenue Recognition

We recognize revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. Our revenue is derived from the following types of contractual arrangements: fixed-price contracts, time-and-materials contracts, cost-plus-fee contracts (including guaranteed maximum price contracts) and facility service and maintenance contracts. Our primary source of revenue is from fixed-price contracts and we apply ASC 605-35 Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

As of December 31, 2012, accounts receivables of $0.04 million are due from a customer to whom we have offered extended payment terms over the course of approximately one year.

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

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. In interim periods, we evaluate these assets for impairment when events occur that suggest a possible impairment. Through the second quarter 2012, we experienced an other than temporary decline in the market value of our common shares. As a result of the decline during the interim period we evaluated the carrying value of goodwill and other long-lived intangible assets for impairment. Utilizing a third party firm we determined the carrying value of goodwill was in excess of the estimated fair value, resulting in an aggregate impairment on goodwill of approximately $2.1 million during the year ended December 31, 2012. Additionally, we conducted such analyses at December 31, 2012 and 2011 and determined the fair value exceeded the carrying value. At December 31, 2012 and 2011, the residual carrying value of goodwill was $1.8 million and $3.8 million, respectively.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of ASC 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded.   We believe that the total carrying values of our long-lived assets of $0.3 million as of December 31, 2012 is fully realizable.

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

We adopted ASC 740, Income Taxes, which prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Management has concluded that the adoption of ASC 740 had no material effect on our financial position or results of operations. At December 31, 2012, we did not have any material gross unrecognized tax benefits or liabilities.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We did not early adopt this standard and upon adoption it did not have a material effect on our financial statements.

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

Revenue. Revenue increased $10.8 million to $47.7 million for the year ended December 31, 2012 from $36.9 million for the year ended December 31, 2011. The increase primarily relates to an $8.7 million increase in construction management services and a $3.6 million increase in facilities management services, offset in part by $1.5 million decrease in technology consulting. The increase in construction management services related primarily to a large project in process in the current year as compared to the prior year when another large project was concluding. The increase in facilities management services was due to growth in the modular data center arena.

Cost of Revenue. Cost of revenue increased $13.9 million to $38.2 million for the year ended December 31, 2011 from $24.4 million for the year ended December 31, 2011. The increase in cost of revenue was the result of the increased revenue as described above and the favorable outcome of the disputed change orders described below.

Gross Margin Percentage. Gross margin percentage decreased to 19.8% for the year ended December 31, 2012 compared to 33.9% for the year ended December 31, 2011. The decrease in gross margin is attributable primarily to the effect in the prior year of a large construction management project entering its final stages of completion, whereby claims and estimates relating to disputed change orders were concluded favorably. The current gross margin percentage is consistent with anticipated gross margin levels given the composition of work, and we anticipate it to be in the 15% to 25% range in anticipated mix of services that include fewer large construction projects.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.8 million to $10.5 million for the year ended December 31, 2012 from $11.2 million for the year ended December 31, 2011. The decrease was primarily driven by $0.7 million decrease in personnel savings from restructuring efforts and $0.4 million decrease in commissions resulting from the decline in gross profit, offset in part by a prior year bad debt collection of $0.4 million.

Restructuring charges. Restructuring charges, consisting primarily of severance payments and equity based expense, were $0.3 million for the year ended December 31, 2012 and zero for the year ended December 31, 2011. In an effort to align our resources with anticipated types of services and volume, we implemented a restructuring plan with estimated annual savings of $2.8 million of which $1.4 million relates to selling, general and administrative expenses based on pay reductions, reductions in force of approximately 18 employees, and related reductions in employee benefits and other costs. We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs to align with our sales in an effort to return to profitability.

Depreciation. Depreciation decreased $0.1 million to $0.3 million for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011. The decrease in depreciation expense is a result of a slight decrease in the average depreciable asset balance as certain assets reached their fully depreciable lives.

 Impairment loss on goodwill. Impairment loss on goodwill and other intangibles was $2.1 million for the year ended December 31, 2012 and zero for the year ended December 31, 2011. The increase in this expense is attributable to the impairment of the carrying value of the associated goodwill. During the three months ended June 30, 2012 we experienced a decline in our overall market capitalization value, which was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2012.

Interest income (expense), net. Our interest income (expense), net remained consistent at ($0.1) million for the year ended December 31, 2012 and 2011, which corresponds to consistent average debt outstanding.

Other income (expense), net. Other income (expense), net decreased $1.1 million to (0.2) million for the year ended December 31, 2012 from $0.9 million for the year ended December 31, 2011. During the year ended December 31, 2012, we settled a dispute with a third party resulting in an amount owed of $0.2 million. The parties reached a mutual settlement that included a general release through the date of the agreement. As this settlement was unrelated to an existing customer contract or ongoing customer relationship, it has been included as other income (expense), net.

Adjusted EBITDA

	(Unaudited)
	Year Ended December 31,
	2012	2011
Net (loss) income	$(3,960,331)	$1,839,894
Interest (income) expense, net	140,783	89,215
Income tax expense (benefit)	-	-
Depreciation and amortization	291,709	233,727
EBITDA	$(3,527,839)	$2,162,836
Stock-based compensation, excluding restructuring	458,772	510,838
Impairment loss on goodwill	2,071,000	-
Provision for bad debts	45,358	114,980
Adjusted EBITDA	$(952,709)	$2,788,654

Adjusted EBITDA decreased $3.8 million to ($1.0 million) for the year ended December 31, 2012 from $2.8 million for the year ended December 31, 2011. Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA is a supplemental financial measure not defined in GAAP. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, stock-based compensation excluding restructuring, impairment loss on goodwill and other intangibles, net, and provision for bad debts.  We present Adjusted EBITDA because we believe this supplemental measure of operating performance is helpful in comparing our operating results across reporting periods on a consistent basis by excluding items that may, or could, have a disproportionate positive or negative impact on our results of operations in any particular period.  We also use Adjusted EBITDA as a factor in evaluating the performance of certain management personnel when determining incentive compensation.  We believe that the line item on the consolidated statement of operations entitled “net income” is the most directly comparable GAAP financial measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. Adjusted EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information that is included in net income attributable to the company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue.

•	It does not include taxes. The payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations.

•	It does not include depreciation and amortization. We must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations and depreciation and amortization are necessary and ongoing costs of our operations.

•	It does not include stock-based compensation. Stock-based compensation is a necessary and ongoing part of our costs and has assisted us in reducing our cash compensation to attract and retain our workforce who support and generate revenues. Stock-based compensation will remain a key element of our overall compensation program.

•	It does not include impairment loss on goodwill and other intangibles. Because we utilize goodwill and other intangibles to generate revenues in our operations, this is a periodic and ongoing cost of our operations.

•	It does not include provision for bad debts. Provision for bad debts is necessary as we take credit risk with customers and is an ongoing part of our operations. Any measure that excludes provision for bad debts has material limitations.

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

Overview

	Year Ended December 31,
	2012	2011	Change
Net (loss) income	$(3,960,331)	$1,839,894	$(5,800,225)
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	291,709	233,727	57,982
Impairment loss on goodwill	2,071,000	-	2,071,000
Stock-based compensation	500,440	510,838	(10,398)
Provision for doubtful accounts	45,358	114,980	(69,622)
Extinguishment of contract liabilities	-	(310,168)	310,168
Other non-cash items	(27,000)	(33,062)	6,062
Net adjustments to reconcile net income for non-cash items	$2,881,507	$516,315	$2,365,192
Net change in working capital	616,397	(6,033,124)	6,649,521
Cash used in operations	$(462,427)	$(3,676,915)	$3,214,488
Cash used in investing	(232,697)	(26,372)	(206,325)
Cash used in financing	(428,041)	(545,646)	117,605
Net decrease in cash	$(1,123,165)	$(4,248,933)	$3,125,768

The information above is not intended to replace or represent the entire cash flow statement of the Company, which is available in our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

For the year ended December 31, 2012 and 2011, we had cash and cash equivalents of $5.6 million and $6.7 million, respectively. The decrease was attributable to $0.5 million used in operating activities, $0.2 million used in investing activities, and $0.4 million used in financing activities.

Operating Activity

Net cash used in operating activities decreased $3.2 million to $0.5 million used in operating activities for the year ended December 31, 2012 from $3.7 million used in operating activities for the year ended December 31, 2011.  The decrease in operating cash flow is primarily attributable to the following:

•	Change in Working Capital. We had a $6.6 million decrease in cash used by working capital assets. The decrease was primarily driven by a $0.9 million decrease in payments on accounts payable and a decrease in billing in excess of earnings of $5.3 million. The decrease in use of cash was primarily due to a significant project being completed during the year ended December 31, 2011 compared to projects at various stages of production in 2012.

•	Decrease in Net Income, net of non- cash adjustments. We had a $3.4 million decrease in net income, net of non-cash adjustments due primarily to $3.0 million decrease in gross profit on sales. See “Results of Operations” above.

Investing Activity

Net cash used in investing activities increased approximately $0.2 million to $0.2 million for the year ended December 31, 2012 from zero for the year ended December 31, 2012.  The increase was associated with purchases of property and equipment primarily related to leasehold improvements associated with consolidation of our office space.

Financing Activity

Net cash used in financing decreased $0.1 million to $0.4 million for the year ended December 31, 2012 from $0.5 million for the year ended December 31, 2011. The decrease was due primarily to a $0.3 million decrease in treasury stock repurchases associated with payment of taxes on the vesting of restricted stock held by employees, offset by $0.2 million increase in principal repayments on debt.

Non-Cash Financing Activities

During the year ended December 31, 2011, we paid $0.1 million in settlement of the unsecured promissory notes held by the sellers of SMLB that previously were not paid on schedule at December 31, 2010. As part of the settlement, we received a full release that no other amounts were due under any of the provisions of the purchase agreement. The agreement resulted in settlement of principal and accrued interest totaling $0.03 million, which was recorded in other income.

Liquidity and Capital Resources

We had $5.6 million and $6.7 million of unrestricted cash and cash equivalents at December 31, 2012 and December 31, 2011, respectively. During the year ended December 31, 2012, we have financed our operations primarily with cash on hand and working capital.

Our current corporate focus is centered on growing profitability and corresponding cash flow. During the year ended December 31, 2012, our cash and working capital declined $1.1 million and $1.9 million, respectively, due primarily to our operating losses in the corresponding period. We work to monitor project utilization and align selling, general and administrative expenses through anticipated revenues. We are actively engaged in certain initiatives designed to expand our sales reach and presence, further develop our success in the modular data centers area and explore alternatives which capitalize on our expertise in design, build and managing critical mission programs.

While we experienced an increase in revenue during 2012 from the prior year, they were at a lower overall gross margin. As a result of our continued focus on profitability, during the first quarter we implemented restructuring plans with estimated total annual savings of $2.8 million, of which $1.4 million is an estimated reduction in selling, general and administrative expenses.

During the year ended December 31, 2012, we completed implementation of an enhanced sales reporting tool, as we aim to increase sales productivity by realigning our sales focus and supporting productivity measures. Our efforts to maintain and grow profitability include closely monitoring our costs relative to actual and anticipated revenue, which may require us to make further reductions to operating costs.

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

Off-Balance Sheet Arrangements

At December 31, 2012, we had no off-balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is not required as we are a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortress International Group, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fortress International Group, Inc.

We have audited the accompanying consolidated balance sheets of Fortress International Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortress International Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Baltimore, Maryland

March 21, 2013

PART I - FINANCIAL INFORMATION

FORTRESS INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$5,608,322	$6,731,487
Contract and other receivables, net	7,525,340	7,147,714
Costs and estimated earnings in excess of billings on uncompleted contracts	813,348	2,729,424
Prepaid expenses and other current assets	429,089	497,712
Total current assets	14,376,099	17,106,337
Property and equipment, net	273,451	305,463
Goodwill	1,768,861	3,839,861
Other intangible assets, net	60,000	60,000
Other assets	19,358	20,975
Total assets	$16,497,769	$21,332,636
Liabilities and Stockholders’ Equity
Current Liabilities
Convertible notes payable, current portion	$500,000	$375,000
Accounts payable and accrued expenses	5,753,347	6,886,094
Billings in excess of costs and estimated earnings on uncompleted contracts	3,028,627	2,819,368
Total current liabilities	9,281,974	10,080,462
Convertible notes, less current portion	1,957,301	2,457,301
Other liabilities	52,626	76,073
Total liabilities	11,291,901	12,613,836
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 49,000,000 and 100,000,000 shares authorized; 15,087,526 and 14,749,362 issued; 14,278,772 and 14,028,413 outstanding at December 31, 2012 and December 31, 2011, respectively	1,509	1,475
Additional paid-in capital	66,305,764	65,805,358
Treasury stock 808,754 and 720,949 shares at cost at December 31, 2012 and December 31, 2011, respectively	(1,503,496)	(1,450,455)
Accumulated deficit	(59,597,909)	(55,637,578)
Total stockholders' equity	5,205,868	8,718,800
Total liabilities and stockholders’ equity	$16,497,769	$21,332,636

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Results of Operations:
Revenue	$47,674,127	$36,855,135
Cost of revenue, excluding depreciation and amortization	38,235,561	24,376,061
Gross profit, excluding depreciation and amortization	9,438,566	12,479,074
Operating expenses:
Selling, general and administrative	10,456,119	11,235,322
Restructuring and other charges	279,286	-
Depreciation and amortization	291,709	233,727
Impairment loss on goodwill	2,071,000	-
Total operating costs	13,098,114	11,469,049
Operating (loss) income	(3,659,548)	1,010,025
Interest income (expense), net	(140,783)	(89,215)
Other income (expense), net	(160,000)	919,084
(Loss) income before income taxes	(3,960,331)	1,839,894
Income tax expense	-	-
Net (loss) income	$(3,960,331)	$1,839,894
Basic (Loss) Earnings per Share:
(Loss) earnings per common share	$(0.28)	$0.14
Weighted average common shares outstanding	14,172,513	13,608,161
Diluted (Loss) Earnings per Share:
(Loss) earnings per common share	$(0.28)	$0.13
Weighted average common shares outstanding	14,172,513	14,853,760

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2011	13,857,127	$1,386	$65,247,545	472,267	$(1,084,809)	$(57,477,472)	$6,686,650
Purchase of treasury stock	-	-	-	248,682	(365,646)	-	(365,646)
Stock-based compensation	892,235	89	557,813	-	-	-	557,902
Net income for the year	-	-	-	-	-	1,839,894	1,839,894
December 31, 2011	14,749,362	$1,475	$65,805,358	720,949	$(1,450,455)	$(55,637,578)	$8,718,800
Purchase of treasury stock	-	-	-	87,805	(53,041)	-	(53,041)
Stock-based compensation	338,164	34	500,406	-	-	-	500,440
Net loss for the year	-	-	-	-	-	(3,960,331)	(3,960,331)
December 31, 2012	15,087,526	$1,509	$66,305,764	808,754	$(1,503,496)	$(59,597,909)	$5,205,868

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(3,960,331)	$1,839,894
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	291,709	233,727
Provision for doubtful accounts	45,358	114,980
Stock-based compensation	500,440	510,838
Impairment loss on goodwill	2,071,000	-
Extinguishment of contract liabilities	-	(310,168)
Other non-cash items	(27,000)	(33,062)
Changes in operating assets and liabilities:
Contracts and other receivables	(422,984)	2,871,781
Costs and estimated earnings in excess of billings on uncompleted contracts	1,916,076	(1,649,611)
Prepaid expenses and other current assets	68,623	(107,963)
Other assets	1,617	19,235
Accounts payable and accrued expenses	(1,132,747)	(2,032,329)
Billings in excess of costs and estimated earnings on uncompleted contracts	209,259	(5,073,092)
Other liabilities	(23,447)	(61,145)
Net cash used in operating activities	(462,427)	(3,676,915)
Cash Flows from Investing Activities:
Purchase of property and equipment	(259,697)	(163,264)
Proceeds from the sale of property and equipment	27,000	-
Proceeds from repayment of note in connection with the sale of substantially all assets and liabilities of Rubicon	-	165,626
Acquisition of Alletag, Inc.	-	(28,734)
Net cash used in investing activities	(232,697)	(26,372)
Cash Flows from Financing Activities:
Payments on convertible notes and seller notes	(375,000)	(180,000)
Purchase of treasury stock	(53,041)	(365,646)
Net cash used in financing activities	(428,041)	(545,646)
Net decrease in cash	(1,123,165)	(4,248,933)
Cash, beginning of period	6,731,487	10,980,420
Cash, end of period	$5,608,322	$6,731,487
Supplemental disclosure of cash flow information:
Cash paid for interest	$136,353	$166,422
Cash paid for taxes	$51,666	$73,066
Supplemental disclosure of non-cash operating activities:
Interest forgiveness in settlement of SMLB seller notes	$-	$25,310
Supplemental disclosure of non-cash financing activities:
Principal forgiveness in settlement of SMLB seller notes	$-	$20,572

See accompanying notes to consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation and Significant Accounting Policies

Nature of Business and Organization

The consolidated financial statements are for the years ended December 31, 2012 and 2011 for Fortress International Group, Inc. (“Fortress” or the “Company”).  The Company was formed in Delaware on December 20, 2004 as a special purpose acquisition company under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performed services to the homeland security industry.

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

The Company’s focus is centered on growing profitability and corresponding cash flow. On an ongoing basis, the Company works to increase sales, improve project utilization and align selling, general and administrative expenses with sales. The Company continues to closely monitor its costs relative to actual and anticipated revenues. The Company is actively engaged in certain initiatives designed to expand its sales reach and presence, further develop its success in the modular data centers area and explore alternatives which capitalize on the Company’s expertise in designing, building and managing critical mission programs.

During the first quarter of 2012, as a result of the decline in its profitability, the Company failed to comply with certain financial covenants under its revolving line of credit facility (“Credit Agreement”), which was then terminated June 28, 2012. At the time of termination of the Credit Agreement, the Company had no outstanding borrowings under the Credit Agreement. No penalties, fees, charges or assessments were due to the lender in connection with the termination of the Credit Agreement. The Company believes that the termination of the Credit Agreement will not have a material adverse effect on the Company's business, operating results, and financial condition and that the Company's current cash and cash equivalents and expected future cash generated from operations will satisfy over the next twelve months the expected working capital, capital expenditure, and financing obligations of the Company (see Note 8).

The Company had $5.6 million and $6.7 million of unrestricted cash and cash equivalents at December 31, 2012 and December 31, 2011, respectively. During the year ended December 31, 2012, the Company financed its operations through its cash balances and working capital. As a result of efforts to align and monitor operating costs with anticipated revenues, management believes that the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy the expected working capital, capital expenditure and financial service requirements of the Company’s current business through the next twelve months.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. The Company’s revenue is derived from the following types of contractual arrangements: fixed-price contracts, time and material contracts, cost-plus-fee contracts (including guaranteed maximum price contracts), and facility service and maintenance contracts. The Company’s primary source of revenue is from fixed-price contracts and the Company applies ASC 605-35, Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

The Company may incur costs at risk subject to an executed contract document or change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or in the event of a dispute, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated.

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

Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation to its stock-based compensation arrangements. We amortize stock-based costs for such awards on a straight-line method over the requisite service period, which is generally the vesting period.

The Company grants shares of restricted stock and stock options to directors and employees.  Share based compensation expense is recognized based on the fair market value of the award on the date the shares are issued to employees over the vesting period or mean time to vest in the case of market based awards taking into consideration the employment termination behavior experienced by the Company.

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

Advertising expense for the Company was $0.2 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.

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

Net income Per Share

Basic net income per share has been computed using the weighted average number of shares outstanding during each period. Diluted net income per share is computed by including the dilutive effect of common stock that would be issued assuming conversion of outstanding convertible notes, exercise of options to purchase shares of common stock, and the vesting of restricted stock. Unvested restricted stock, options to purchase shares of common stock and convertible notes totaling 2,547,809 shares were omitted from the dilutive earnings per share calculation because the effect of their inclusion would have been anti-dilutive.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits and investments in institutional money market funds. Due to the short maturity of cash equivalents, the carrying value on our consolidated balance sheets approximates fair value. On November 9, 2010, the Federal Deposit Insurance Corporation (FDIC) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012. Subsequent to year end, cash in bank accounts at times may exceed federally insured limits; however, generally these deposits may be redeemed upon demand, and therefore, bear minimal risk.

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

The Company recorded accounts receivable allowances of $0.04 and $0.1 million at December 31, 2012 and 2011, respectively.  Included in accounts receivable was retainage associated with construction projects totaling $0.2 million at December 31, 2012 and 2011.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable.  At December 31, 2012 and 2011, bonds outstanding totaled $18.5 million and $17.9 million, respectively, and the sureties were indemnified in the event of a loss by related project receivables of $0.8 million and $1.4 million, respectively.

Goodwill

Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. In accordance with ASC 350 Intangibles-Goodwill and Other, goodwill and indefinite lived intangibles are evaluated for impairment at least annually, or more frequently upon the occurrence of a triggering event. The Company has elected to use December 31 as its impairment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment.  During the year ended December 31, 2012, the Company performed such interim analysis that resulted in an impairment loss of $2.1 million. The Company performed such updated analysis as of December 31, 2012 and 2011, and concluded there was no impairment.  At December 31, 2012 and 2011, the residual carrying value of goodwill was $1.8 million and $3.8 million, respectively.

 Long-Lived Assets and Other Intangibles

As events or circumstances change that could affect the recoverability of the carrying value of its long-lived assets, the Company conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with ASC 360-10-35 Impairment or Disposal of Long-Lived Assets. The Company’s long-lived assets consist of property and equipment and finite lived intangibles related to trademarks acquired in business combinations.  This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections. No such impairment was recorded in 2012 and 2011.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most critical estimates and assumptions are made in determining revenue recognition, the allowance for doubtful accounts, non-cash compensation, goodwill and other purchased intangible assets, recoverability of long-lived and indefinite-lived assets, and income taxes. Actual results could differ from those estimates and assumptions.

Treasury Stock

The Company records treasury shares at cost. See Note 11-Common Stock Repurchases.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The Company was required to adopt this standard in the first quarter of 2012. The adoption of this standard did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company did not early adopt this standard and upon adoption it did not have a material effect on its financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Accounts Receivable

Two customers comprised 46% of total revenues for the year ended December 31, 2012 and three customers comprised 43% for the year ended December 31, 2011. Accounts receivable from these customers at December 31, 2012 and 2011 was $3.7 million and $2.0 million, respectively.

During the year ended December 31, 2012, the Company revised estimates associated with a project based on self-performing certain work and changes in the scope of the project, resulting in approximately $0.6 million in additional gross profit.

(3)	Extinguishment of Liabilities

During the year ended December 31, 2011, the Company finalized the extinguishment of approximately $0.3 million due to a vendor as a result of negotiated settlement between the property owner and the vendor and the Company independently. Pursuant to the vendor reaching settlement with the owner, the Company was relieved of its obligation which had been previously recorded by the Company. The Company recorded the extinguishment of liabilities for the amount due to the vendor as a reduction to accounts payable and a reduction to cost of sales of $0.3 million during the year ended December 31, 2011. There was no such extinguishment of liabilities in 2012.

(4)	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
Vehicles	$80,842	$142,682
Trade equipment	171,223	144,391
Leasehold improvements	633,865	497,884
Furniture and fixtures	62,776	62,776
Computer equipment and software	692,565	595,681
	1,641,271	1,443,414
Less accumulated depreciation	(1,367,820)	(1,137,951)
Property and equipment, net	$273,451	$305,463

Depreciation of fixed assets and amortization of leasehold improvements totaled $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

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

As of December 31, 2012 and 2011, gross carrying amount of goodwill totaled $20.0 million, of which approximately $9.7 million is deductible for income tax purposes. Goodwill from acquisitions as of December 31, 2012 and December 31, 2011 were as follows:

	December 31,
	2012	2011
Gross carrying amount of goodwill	$20,016,727	$20,016,727
Accumulated impairment loss on goodwill	(18,247,866)	(16,176,866)
Net goodwill	$1,768,861	$3,839,861

Goodwill Impairment

During the three months ended June 30, 2012 the overall market capitalization value of the Company declined from the closing price at March 31, 2012. This decline was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2012, therefore, an impairment analysis was completed in the second quarter of 2012. For this evaluation, the Company as a whole is considered the reporting unit. Based on the requirements of ASC 350, Intangibles-Goodwill and Other, the Company determined the carrying value of the reporting unit exceeded the fair value, resulting in an impairment loss on goodwill in the amount of $2.1 million during the year ended December 31, 2012. The income and market approach were used in determining the fair value of the reporting unit with a significant weighting placed on the market value due to the changing nature of the Company’s business.

The Company performed an impairment analysis at December 31, 2012 and 2011, its annual testing date.  Based on the results of step one of these tests, there was no indication of additional impairment and performance of step two was not required.

Other Intangibles

Identifiable acquisition-related intangible assets as of December 31, 2012 and 2011 were as follows:

Carrying Amount
Indefinite Lived-Intangible assets:
Trade name	$60,000

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses were comprised of the following at:

	December 31,
	2012	2011
Accounts payable	$2,022,893	$3,858,251
Accounts payable retainage	462,983	201,331
Accrued project costs	2,386,713	1,927,439
Restructuring liability	54,141	-
Other accrued expenses	826,617	899,073
Total accounts payable and accrued expenses	$5,753,347	$6,886,094

In an effort to align the Company’s resources with anticipated types of services and volume, during the year ended December 31, 2012 the Company adopted a restructuring plan that included a reduction in employee work force by 18 employees. The restructuring plan resulted in a restructuring charge in the amount of $0.3 million, which is principally related to stock based compensation of $0.04 million and estimated employee severance and post-employment health care costs to be paid by the Company in connection with implementing the restructuring plan. During the year ended December 31, 2012, the Company made cash payments totaling $0.2 million. No such charges were recorded in the prior year.

(7)	Basic and Diluted Net (Loss) Earnings Per Common Share

Basic and diluted (loss) earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Year Ended December 31,
	2012			2011
	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC (LOSS) EARNINGS PER SHARE
Net (loss) income	$(3,960,331)	14,172,513	$(0.28)	$1,839,894	13,608,161	$0.14
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	-	-	-	867,959	(0.01)
Unsecured convertible note	-	-	-	162,185	377,640	-
DILUTED (LOSS) EARNINGS PER SHARE	$(3,960,331)	14,172,513	$(0.28)	$2,002,079	14,853,760	$0.13

Unvested restricted stock for 270,169 shares, unsecured promissory note convertible into 327,640 shares, and options to purchase 1,950,000 shares of common stock, that were outstanding at December 31, 2012 were not included in the computation of diluted net loss per common share for the year ended December 31, 2012 as their inclusion would be anti-dilutive.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Convertible Notes

Long-term debt was as follows:

	December 31,
	2012	2011

Convertible, unsecured promissory note, due 2014 (4.0%)	$2,457,301	$2,832,301
Less current portion	500,000	375,000
Total debt, less current portion	$1,957,301	$2,457,301

During the year ended December 31, 2012, the Company made payments totaling $0.4 million on its convertible, unsecured promissory note held by the Company’s President and Chief Operating Officer (“COO”).

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

Convertible Unsecured Promissory Notes

In connection with the TSS/Vortech acquisition in 2007, the Company issued convertible unsecured promissory notes of which $2.5 million and $2.8 million were outstanding and held by the Company’s COO at December 31, 2012 and 2011, respectively. The balance of the notes are convertible at any time by the COO at a conversion price of $7.50 per share and are automatically convertible if the average closing price of the Company’s common stock for 20 consecutive trading days equals or exceeds $7.50 per share.

On February 28, 2010, the terms on the remaining principal balance of $2.5 million were amended reducing the interest rate under the note to 4%, providing for the payment of certain amounts of accrued interest over time, providing for interest-only payments under the note until April 1, 2012, providing for eight principal payments in the amount of $125,000 each beginning on April 1, 2012, and providing for a final payment of all remaining amounts of principal and interest due under the note on April 1, 2014. The note amendment also provides for the acceleration of all amounts due under the note upon a change of control of the Company or the death of the COO.

Scheduled principal repayments on the convertible, unsecured promissory note at December 31, 2012 are as follows:

December 31,
2012
2013	$500,000
2014	1,957,301
Total	$2,457,301

On March 19, 2013, the Company and the COO entered into a letter agreement that extended the maturity date of the convertible, unsecured promissory note from April 1, 2014 to July 1, 2014. All other provisions of the note remain in full form and effect, including that a regularly scheduled principal payment in the amount of $125,000 is due and owing on April 1, 2014.

Line of Credit

On November 8, 2011, the Company and its subsidiaries Innovative Power Systems, Inc., VTC, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. (together with the Company, collectively, “Borrowers”) obtained a credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Lender”) pursuant to a Credit Agreement by and among Borrowers and Lender (the “Credit Agreement”). Borrowers’ obligations under the Credit Facility were joint and several. The maximum amount of the Credit Facility was $2,000,000. The Credit Facility was subject to a borrowing base of 80% of eligible accounts receivable. Borrowings under the Credit Facility incurred interest at the London interbank offered rate plus 2.25% per annum. At December 31, 2011, there was no balance outstanding on the Credit Facility; however, the Company complied with its reporting and covenant requirements.

The Credit Facility would have matured on November 1, 2012; however, during the three months ended March 31, 2012, the Company failed to comply with the financial covenants requiring (a) a maximum ratio of total liabilities to tangible net worth as set forth in the Credit Agreement; and (b) a minimum debt service coverage ratio as set forth in the Credit Agreement. The Credit Facility was terminated effective June 28, 2012.

. FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Share-Based Payments

On January 17, 2007, the stockholders of the Company approved the Fortress International Group, Inc. 2006 Omnibus Incentive Compensation Plan (the “Plan”), which was designed to attract, retain and motivate key employees. Under the Plan, the Company reserved 2.1 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, non-qualified stock options, or restricted stock.  Increases to shares available under the plan require shareholder approval. On June 6, 2012 and 2010, the stockholders approved an increase to the shares available for award under the Plan of 2.0 million and 1.0 million, respectively. Through December 31, 2012, the aggregate number of shares available for issuance under the Plan was 5.1 million of which 0.7 million shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors, along with its delegates. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. The Company has historically issued restricted stock; however, as further incentive to key employees the Company for the first time issued options to purchase shares of our common stock during the year ended December 31, 2012.

On September 26, 2012, as an inducement to employment we issued stock options to Ken Schwarz, Chief Financial Officer. These shares were issued outside the Plan. These shares are included in the option activity described below.

Stock-based Compensation Expense

For the year ended December 31, 2012, the Company recognized stock-based compensation of $0.5 million, of which $0.1 million was included in cost of sales.  For the year ended December 31, 2011, the Company recognized stock-based compensation of $0.6 million of which $0.1 million was included in cost of sales.

As of December 31, 2012, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $0.8 million with a weighted average remaining vest life of 2.4 years.

Stock Options

Although the Company has historically issued restricted stock, the Company for the first time issued options to purchase shares of our common stock during the year ended December 31, 2012. The grants have various vesting features including ratably over three years on each anniversary from the grant date or they become exercisable on the condition that the Company’s fair market value exceed a set price for 20 consecutive trading days.

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

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes weighted-average assumptions used in our calculations of fair value for the year ended December 31, 2012:

	Black-Scholes-Merton	Monte Carlo Simulation

Volatility	98%	94%
Expected life of options (in years)	6	6
Risk-free interest rate	0.94%	1.64%
Dividend yield	0%	0%

Stock Option Activity-During the year ended December 31, 2012, the Company granted stock options to purchase 2.1 million shares of common stock at a weighted-average exercise price of $0.45 per share, which reflects the fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Dirctors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace during the 20 trading days following the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the years ended December 31, 2012 as determined under the Black-Scholes-Merton valuation model and Monte-Carlo simulation was $0.37. Prior to 2012, the Company did not grant stock options, therefore, there is no corresponding activity in 2011.

The following table includes information with respect to stock option activity and stock options outstanding for the year ended December 31, 2012 as follows:

	Number of	Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Life (years)	Intrinsic Value*
Shares under option, January 1, 2012	-	$-	-	$-
Options granted	2,100,000	$0.45
Options exercised	-	$-		$-
Options cancelled and expired	(150,000)	$(0.45)
Shares under option, December 31, 2012	1,950,000	$0.45	9.44	$64,400

 *Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the year ended December 31, 2012:

	Number of	Weighted Average
	Shares	Fair Value
Non-vested stock options at January 1, 2012	-	$-
Options granted	2,100,000	$0.37
Vested during period	-	$-
Options cancelled	(150,000)	$(0.37)
Non-vested shares under option, December 31, 2012	1,950,000	$0.37

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2012:

		Weighted Average Remaining	Weighted Average	Aggregate
	Options	Contractual Life (years)	Exercise Price	Intrinsic Value
Stock options exercisable	-	-	$-	$-
Stock options expected to vest	1,950,000	9.44	$0.45	$64,400
Options exercisable and expected to vest	1,950,000	9.44

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees typically vest over three years in one-third increments on the first, second and third anniversaries of the grant date, contingent upon employment with the Company on the vesting dates. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

The fair value of restricted stock awarded for the years ended December 31, 2012 and 2011 totaled $0.2 million and $0.5 million, respectively, and were calculated using the value of Fortress’ common stock on the grant date. The value of awards are being amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero and 3% associated with termination behavior for the years ended December 31, 2012 and 2011, respectively.

Restricted Stock Activity-The following table summarizes the restricted stock activity during the years ended December 31, 2012 and 2011:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2011	977,602	$1.77
Granted restricted stock	284,631	$1.62
Vested restricted stock	(892,233)	$(1.81)
Unvested December 31, 2011	370,000	$1.55
Granted restricted stock	255,000	$0.94
Vested restricted stock	(338,164)	$(1.51)
Forfeitures	(16,667)	$(1.50)
Unvested December 31, 2012	270,169	$1.03

(10)	Retirement Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $17,000 and $16,500 in 2012 and 2011. The Company eliminated its matching contribution in its entirety on July 1, 2009; however, on March 17, 2011, the Board of Directors approved a discretionary match of $20,000 for 2010 participants. No contributions were made by the Company in 2012.

(11)	Common Stock Repurchases

During the year ended December 31, 2012, the Company repurchased 87,805 treasury shares with an aggregate value of $0.1 million associated with the vesting of restricted stock held by employees. During the year ended December 31, 2011, the Company repurchased 248,682 treasury shares with an aggregate value of $0.4 million associated with the vesting of restricted stock held by an employee. Per terms of the restricted stock agreements, the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradeable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

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

The provision/(benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2012	2011
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(862,244)	661,056
State	(246,116)	342,195
Total provision (benefit) for income taxes before valuation allowance	$(1,108,360)	$1,003,251
Change in valuation allowance	1,108,360	(1,003,251)
Total provision (benefit) for income taxes	$-	$-

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Gross curent deferred taxes:
Deferred tax assets:
Accrued expenses	$151,614	$184,333
Gross current deferred tax assets before valuation allowance	151,614	184,333
Valuation allowance	(140,880)	(151,620)
Gross current deferred tax assets	$10,734	$32,713
Deferred tax liabilities:
Prepaid expenses	$(10,734)	$(32,713)
Deferred current tax liabilities	(10,734)	(32,713)
Net current deferred taxes	$-	$-
Non-current deferred taxes:
Deferred tax assets:
Net operating loss carryover	$9,052,085	$7,449,169
Goodwill and other intangibles	5,946,667	6,595,284
Deferred compensation	232,424	124,720
Depreciation	156,497	100,445
Other carryovers and credits	21,157	20,111
Gross non-current deferred tax assets before valuation allowance	15,408,830	14,289,729
Valuation allowance	(15,408,830)	(14,289,729)
Gross non-current deferred tax assets	$-	$-
Deferred tax liabilities:
Amortization of goodwill and other	-	-
Deferred non-current tax liabilities	$-	$-
Net non-current deferred taxes	$-	$-

At December 31, 2012 and 2011, the Company had net operating losses (NOL) totaling $22.8 million and $19.8 million, respectively, to be carried forward 20 years to offset future taxable income and any unused NOL will begin to expire in 2027. At December 31, 2012 and 2011, the Company has recorded a deferred tax asset and corresponding valuation allowance of $9.1 million and $7.4 million, respectively, reflecting the federal and state benefit of the remaining loss carryforwards.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not believe its net operating loss will be limited under Internal Revenue Code (IRC) Section 382 and believes it will also be available for state income tax purposes subject to state carryforward limitations.  IRC Section 382 limits the utilization of net operating loss in years subsequent to an owner shift based upon the value of the Company at the date of the owner shift.  The Company has not undertaken a detailed study in connection with IRC Section 382 in order to determine if there is any limitation of the utilization of its net operating loss carryforward.  If IRC Section 382 limitation were deemed to apply, the Company’s gross deferred tax asset and its corresponding valuation allowance could be reduced.

The Company’s provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2012 and 2011. ASC 740 requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

At December 31, 2012 and 2011, the Company has established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization. The Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable based on its historical operating results and estimated future taxable income. The Company believes that it is more likely than not that the benefit of the net deferred tax assets will not be fully realized based on the Company’s current year loss and estimated future taxable income.

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

The Company has recorded a gross deferred tax asset in connection with the prior grants of restricted stock to employees and directors.  Subsequent to the grant of this stock the value has declined which could result in the reduction in the related deferred tax asset in the future.  Such a reduction did in fact occur in 2012 which resulted in a reduction of the deferred tax asset attributable to restricted stock to employees and directors in the amount of $0.3 million, while an excess deduction occurred in 2011 totaling $0.5 million.  There was a corresponding reduction in the valuation allowance in the same amount.   At December 31, 2012 and 2011, the Company has recorded a full valuation allowance against these deferred tax assets.

The Company adopted the provisions of the guidance related to accounting for uncertainties in income taxes. The Company has analyzed its current tax reporting compliance positions for all open years, and has determined that it does not have any material unrecognized tax benefits. Accordingly, the Company has omitted the tabular reconciliation schedule of unrecognized tax benefits. The Company does not expect a material change in unrecognized tax benefits over the next 12 months. All of the Company’s prior federal and state tax filings from the 2009 tax year forward remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2009 tax year forward for both federal and Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2009 tax year forward for both federal and Virginia purposes.   SMLB’s statutes of limitation are open from the 2009 tax year for both federal and Illinois purposes.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	Year Ended December 31,
	2012	2011
Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	0.0%	0.0%
Effect of permanent differences	18.0%	6.0%
Effect of valuation allowance	-52.0%	-40.0%
Total	0.0%	0.0%

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Related Party Transactions

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

CTS Services, LLC (CTS) is 9% owned by Mr. Rosato. CTS is a mechanical contractor that acts as a subcontractor to the Company for certain projects. In addition, CTS utilizes the Company as a subcontractor on projects as needed. Mr. Rosato also holds a note payable over ten years that has a balance of $2.8 million at December 31, 2012. CTS is a mechanical and electrical contractor that specializes in commercial buildings and mission critical facilities.

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

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth transactions the Company has entered into with the above related parties for the year ended December 31, 2012 and 2011.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties providing services to us on contracts for our customers. Accordingly, a direct relationship to the revenue and cost of revenue information below by the Company should not be expected.

	Year Ended December 31,
	2012	2011
Revenue
Telco P&C, LLC	$24,026	$354,831
Chesapeake Mission Critical, LLC	-	309,581
Total	$24,026	$664,412
Cost of Revenue
CTS Services, LLC	$57,835	$17,413
Chesapeake Mission Critical, LLC	116,017	73,391
S3 Integration, LLC	10,229	60,009
Total	$184,081	$150,813
Selling, general and administrative
Office rent paid to RF Realty Investments, LLC, assigned by Chesapeake Tower Systems, Inc.	$151,992	$159,251
Office rent paid to TPR Group Re Three, LLC	278,657	428,197
Total	430,649	587,448

	December 31,
	2012	2011
Accounts receivable/(payable):
CTS Services, LLC	$1,400	$7,155
CTS Services, LLC	-	(1,400)
Chesapeake Mission Critical, LLC	-	154
Telco P&C, LLC	3,960	36,133
Total Accounts receivable	$5,360	$43,442
Total Accounts (payable)	$-	$(1,400)

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	Legal Settlement

During the year ended December 31, 2012, the Company settled with a third party a dispute that was not related to an existing customer contract or ongoing customer relationship, resulting in an amount owed of $0.2 million. During the year ended December 31, 2011, the Company settled a dispute relating to a potential project, resulting in other income of $0.9 million.

As the settlements were unrelated to an existing customer contract or an ongoing customer relationship, they were included as other income (expense), net. The parties reached mutual settlements that included general releases through the date of the agreements.

(16)	Commitments, Contingencies and Other

A)	Summary

The following table provides information regarding our contractual obligations and commercial commitments as of December 31, 2012.

	Payments Due by Period
	Total	2013	2014	2015	2016
Operating leases	496,339	231,888	160,482	60,440	43,529
Contractual purchase commitments	6,940,543	6,940,543	-	-	-
Total	$7,436,882	$7,172,431	$160,482	$60,440	$43,529

B)	Operating Leases

Under operating leases, the Company leases certain facilities, equipment and vehicles for use in its operations. Rental payments on certain leases are subject to annual increases based on escalation clauses.  Additionally, approximately $0.2 million of rent inducement charges associated with the build out of certain facilities are being amortized over the life of the lease.  Total rent expense was $0.5 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

On November 7, 2011, the Company amended its expiring operating lease for its corporate headquarters, reducing the annual commitment to $0.3 million. The lease is not included in the commitment table above as it is cancellable any time by either the owners or the Company with six months written notice, see Note 14 Related Party Transactions.

C)	Operating Subleases

Under operating subleases, the Company has sublet certain facilities as result of downsizing and cost reduction efforts. As these sublets were executed late in December 2009, no rental income was recorded for the year ended December 31, 2012 and 2011.  One tenant defaulted on its sublease in the fourth quarter of 2010, resulting in an accrued loss of approximately $0.1 million associated with lost future sublease payments. Subsequently, in 2011 we negotiated an early exit to this lease and were released of the remaining five month lease obligation resulting in $0.03 million gain.

D)	Legal Matters

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. The Company currently estimates that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on its financial position, results of operations, and cash flows.

During the year ended December 31, 2012, the Company settled with a third party a dispute that was not related to an existing customer contract or ongoing customer relationship, resulting in an amount owed of $0.2 million. During the year ended December 31, 2011, the Company settled a dispute relating to a potential project, resulting in other income of $0.9 million. As the settlements were unrelated to an existing customer contract or ongoing customer relationship, they were included as other income (expense), net. The parties reached mutual settlements that included general releases through the date of the agreements.

F)	Contractual Purchase Commitments

Contractual purchase commitments represent subcontracts and purchase orders entered into with trade subcontractors and equipment suppliers, as the Company performs under its customer contracts.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E)	Employment Agreements

On January 19, 2007, the Company entered into employment agreements with our Vice-Chairman (Mr. Weiss), former CEO and Chariman of the Board (Mr. Rosato) and President and Chief Operating Officer (Mr. Gallagher). In August 2007, the Company entered into an employment agreement with its Chief Financial Officer (Mr. Dec). The agreements specify annual salary, benefits and incentive compensation for the terms of the agreement. The agreements also provided for twelve months (24 months in the case of Mr. Weiss) salary if the employment of the employee is terminated other than for cause or the employee terminates his employment for good reason. These agreements were amended at various dates through 2010.

The Company and Mr. Rosato agreed to terminate his employment agreement with the Company, effective January 3, 2012, and Mr. Rosato was not entitled to any additional compensation under that agreement.

In connection with his appointment as the Company’s Chief Executive Officer, the Company entered into an employment agreement with Mr. Angelini. Under that employment agreement, Mr. Angelini’s annual base salary is $250,000 and he is eligible to receive a bonus in an amount and on terms established by the Company’s board of directors. Mr. Angelini is entitled to receive vacation, health insurance, and other benefits generally made available to the Company’s other executives and reimbursement for reasonable, out-of-pocket expenses actually incurred by him relating to travel to the Company’s headquarters in Columbia, Maryland. If the Company terminates Mr. Angelini’s employment other than for “Cause” (as defined in the employment agreement), Mr. Angelini terminates his employment for a “Good Reason” (as defined in the employment agreement), or his employment is terminated by reason of his death or disability, the Company will pay Mr. Angelini a lump sum payment equal to his then current base salary. On March 14, 2012, Mr Angelini’s employment agreement was amended increasing his annual base salary by $100,000 to $350,000, effective March 19, 2012.

The Company and Gerard J. Gallagher, the Company’s President and Chief Operating Officer, agreed to amend Mr. Gallagher’s employment agreement with the Corporation. The purpose of the amendment was to reduce Mr. Gallagher’s base salary by $50,000 to $175,000 effective January 3, 2012. On March 14, 2012, Mr. Gallagher’s employment agreement was amended decreasing his annual base salary to $75,000, effective April 1, 2012 through December 31, 2012, and automatically increasing his annual base salary to $175,000, effective January 1, 2013 through December 31, 2013.

In connection with his appointment as the Company’s Chief Financial Officer, the Company entered into an employment agreement with Mr. Schwarz. Under that employment agreement, Mr. Schwarz’s annual base salary is $275,000, and he is eligible to receive a bonus in an amount and on terms established by the Company’s board of directors. Mr. Schwarz is entitled to receive vacation, health insurance, and other benefits generally made available to the Company’s other executives. If the Company terminates Mr. Schwarz’s employment other than for “Cause” (as defined in the employment agreement) or Mr. Schwarz terminates his employment for a “Good Reason” (as defined in the employment agreement), the Company will continue paying Mr. Schwarz his base salary commencing on the date of termination and ending (a) six (6) months from the date of termination if the termination of employment occurs prior to January 1, 2015, (b) twelve (12) months from the date of termination if the termination of employment occurs on or after January 1, 2015, or (c) twelve (12) months from the date of termination if the termination of employment is terminated pursuant to a Change in Control of the Company (as defined in the employment agreement) that occurs on or after January 1, 2014.

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

 On January 20, 2012, the Company entered into an amended letter agreement with Mr. Weiss who agreed to provide, in addition to the services provided pursuant to the original letter agreement, services to the Company on a discrete project basis during each calendar quarter as directed and identified by the Chief Executive Officer of the Company. If Mr. Weiss provides such services during a calendar quarter, Mr. Weiss would receive $15,000 in additional compensation per calendar quarter, which was pro-rated during the first quarter of 2012 and paid in the remaining quarters.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2012, the Company further amended the letter agreement with Mr. Weiss. Under this amendment, Mr. Weiss agreed to provide additional services during the third calendar quarter of 2012. As compensation for these services, Mr. Weiss received additional payments of $30,000. Mr. Weiss was also entitled to receive, at the sole discretion of the Company’s Chief Executive Officer, an additional amount of $15,000. Mr. Weiss received this payment and another payment of $15,000 for additional services he provided the Company during the fourth quarter of 2012.

(17)	Unaudited Quarterly Financial Data

2012 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$8,556,779	$9,266,635	$15,540,852	$14,309,861
Net loss	(172,192)	(267,136)	(2,268,914)	(1,252,089)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.16)	$(0.09)

2011 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$9,042,976	$7,681,732	$10,515,498	$9,614,930
Net (loss) income	(1,257,347)	112,818	1,962,495	1,021,926
Basic and diluted (loss) earnings per share	$(0.09)	$0.01	$0.15	$0.08
Net (loss) earnings per share	$(0.09)	$0.01	$0.13	$0.07

Net earnings (loss) per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods.

(18)	Subsequent Events

In connection with the preparation of its financial statements for the year ended December 31, 2012, the Company has evaluated events that occurred subsequent to December 31, 2012 to determine whether any of these events required recognition or disclosure in the 2012 financial statements. Other than the following, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On March 19, 2013, the Company and the COO entered into a letter agreement that amended the convertible, unsecured promissory note issued to the COO in connection with the Company’s acquisition of UTC, L.L.C. and Vortech, LLC on January 19, 2007. The letter agreement extended the maturity date of the note from April 1, 2014 to July 1, 2014. All other provisions of the note remain in full force and effect, including that a regularly scheduled principal payment in the amount of $125,000 is due and owing on April 1, 2014.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2012.  Management utilized a certified public accounting firm to assist us in our documentation and testing of internal controls over financial reporting in 2012.

Changes in Internal Control Over Financial Reporting

Utilizing a certified public accounting firm, we performed a full year of testing over the controls. Based on the results of the testing, management concluded the controls were effective in design and operation.   We will continue to closely monitor controls through quarterly testing and ensure updates are made as merited by the operating environment in 2013.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding our directors, executive officers and corporate governance matters may be found in Fortress International Group, Inc.’s Proxy Statement relating to our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference.  Certain information required under this Item with respect to our executive officers is included in Item 1 of Part 1 of this Annual Report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation” and “Compensation Committee Report” in the 2013 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the 2013 Proxy Statement and is incorporated herein by reference

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Independent Public Accountants” in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1).    Financial Statements:

We have filed the following documents as part of this Annual Report on Form 10-K:

a)(2). Financial Statements Schedules:

Schedule II—Valuation and Qualifying Accounts for fiscal years ended December 31, 2012 and 2011

	Balance at			Balance at
	Beginning			End of
2012	of Period	Additions	Deductions	Period
Allowance for doubtful accounts	$(78,910)	$45,358	$80,163	$(44,105)
Allowance for unrealizable deferred tax assets	(14,441,349)	-	1,108,360	(13,332,989)
Accumulated impairment loss on goodwill	(16,176,866)	2,071,000	-	(18,247,866)

2011
Allowance for doubtful accounts	$(496,707)	$114,980	$532,777	$(78,910)
Allowance for unrealizable deferred tax assets	(15,444,601)	-	1,003,252	(14,441,349)
Accumulated impairment loss on goodwill	(16,176,866)	-	-	(16,176,866)

(a)(3).    Index to Exhibits:

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

3.1.1	Amendment to the Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A-1 to the Company’s Definitive Proxy Statement filed on May 22, 2007 and incorporated herein by reference)

3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A to the Company’s Definitive Proxy Statement filed on April 29, 2011 and incorporated herein by reference)

3.2	Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 No. 333-123504, effective July 13, 2005 and incorporated herein by reference)

10.1	Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.2‡	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2012 and incorporated herein by reference)

Exhibit Number	Description

10.3.1‡	Employment Agreement between Harvey L. Weiss and the Company, dated January 19, 2007 (previously filed with the Commission as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.3.2‡	Letter Agreement, dated as of November 9, 2011, between the Company and Harvey L. Weiss (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 15, 2011, and incorporated herein by reference)

10.3.3‡	Letter Agreement, dated as of January 20, 2012, between the Company and Harvey L. Weiss, (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 26, 2012, and incorporated herein by reference).

10.3.4‡	Letter Agreement, dated July 25, 2012, between the Company and Harvey L. Weiss (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012, and incorporated herein by reference).

10.4.1‡	Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Thomas P. Rosato (previously filed with the Commission as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.4.2‡	Letter Agreement, dated January 3, 2012, between the Company and Thomas P. Rosato (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.4.3‡	Agreement, dated March 28, 2012, between the Company and Thomas P. Rosato (previously filed with the Commission as Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference).

10.5.1‡	Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.5.2‡	Amendment to Executive Employment Agreement, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010, and incorporated herein by reference).

10.5.3‡	Amendment to Executive Employment Agreement, dated January 3, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.5.4‡

Amendment to Executive Employment Agreement, effective as of March 15, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.6.1‡	Executive Employment Agreement, dated as of August 6, 2007, between Fortress International Group, Inc. and Timothy C. Dec (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference) and Amendment No. 2, dated November 9, 2011 (previously filed with the Commisssion as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 15, 2011 and incorporated herein by reference)

10.6.2‡

Stock Option Agreement dated as of April 30, 2012 between the Company and Timothy C. Dec (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.7.1	Convertible Promissory Note, dated January 19, 2007, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Schedule 13D filed by Gerard J. Gallagher on January 29, 2007)

10.7.2	Amendment to Convertible Promissory Note, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)

10.8.1	Letter Agreement, dated February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.8.2	Letter Agreement, dated as of March 19, 2013, between the Company and Gerard G. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference).

10.9‡	Consulting Agreement, dated January 3, 2012, between the Company and Waveland Advisors, Inc. (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.10	Credit Agreement, among Fortress International Group, Inc., Innovative Power Systems, Inc., VTC LLC, Total Site Solutions Arizona, LLC, Alletag Builders, Inc. and Wells Fargo Bank, National Association. (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 9, 2011, and incorporated herein by reference)

10.11	Revolving Line of Credit Note, made by Fortress International Group, Inc., Innovative Power Systems, Inc., VTC LLC, Total Site Solutions Arizona, LLC, Alletag Builders, Inc. payable to the order of Wells Fargo Bank, National Association. (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 9, 2011, and incorporated herein by reference)

10.12.1‡	Executive Employment Agreement, dated January 3, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.12.2‡	Amendment No.1 to Executive Employment Agreement, effective as of March 14, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.12.3‡	Stock Option Agreement, dated as of April 30, 2012, between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.12.4‡	Stock Option Agreement dated as of April 30, 2012 between the Company and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 8, 2012 and incorporated herein by reference).

10.13.1‡	Employment Agreement, dated September 27, 2012, between Fortress International Group, Inc. and Kenneth D. Schwarz (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

10.13.2‡	Stock Option Agreement, dated September 27, 2012, between Fortress International Group, Inc. and Kenneth D. Schwarz (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

10.14‡	Separation from Employment Agreement and Release, dated September 26, 2012, between Fortress International Group, Inc. and Timothy C. Dec (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

10.25‡	Fortress International Group Annual Incentive Plan, effective as of March 14, 2013 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference).

21*	Significant Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP regarding Fortress International Group, Inc. financial statements for the years ended December 31, 2012 and 2009.

31.1*	Certificate of Fortress International Group, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Fortress International Group, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificates of Fortress International Group, Inc. Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

‡	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress International Group, Inc.

Date: March 21, 2013	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: March 21, 2012	By:	/s/ Kenneth D. Schwarz
Kenneth D. Schwarz
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

Name	Position	Date

/s/ Anthony Angelini	Chief Executive Officer and Director	March 21, 2013
Anthony Angelini	(Principal Executive Officer)

/s/ Kenneth D. Schwarz	Chief Financial Officer	March 21, 2013
Kenneth D. Schwarz	(Principal Financial Officer and Accounting Officer)

/s/ Gerard J. Gallagher	President, Chief Operating Officer and Director	March 21, 2013
Gerard J. Gallagher

/s/ Harvey L. Weiss	Vice-Chairman and Director	March 21, 2013
Harvey L. Weiss

/s/ Peter H. Woodward	Chairman and Director	March 21, 2013
Peter H. Woodward

/s/ Daniel J. Phelps	Director	March 21, 2013
Daniel J. Phelps

