Form 10-Q
period 2013-03-31
Fortress International Group, Inc.
filed 2013-05-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, as of May 9, 2013              14,712,508

FORTRESS INTERNATIONAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$4,632,509	$5,608,322
Contract and other receivables, net	12,564,772	7,525,340
Costs and estimated earnings in excess of billings on uncompleted contracts	900,295	813,348
Prepaid expenses and other current assets	480,048	429,089
Total current assets	18,577,624	14,376,099
Property and equipment, net	243,312	273,451
Goodwill	1,768,861	1,768,861
Other intangible assets, net	60,000	60,000
Other assets	21,792	19,358
Total assets	$20,671,589	$16,497,769
Liabilities and Stockholders’ Equity
Current Liabilities
Convertible notes payable, current portion	$500,000	$500,000
Accounts payable and accrued expenses	11,283,658	5,753,347
Billings in excess of costs and estimated earnings on uncompleted contracts	1,720,349	3,028,627
Total current liabilities	13,504,007	9,281,974
Convertible notes, less current portion	1,832,301	1,957,301
Other liabilities	44,950	52,626
Total liabilities	15,381,258	11,291,901
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock- $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock- $.0001 par value, 49,000,000 and 100,000,000 shares authorized; 15,187,527 and 15,087,526 issued; 14,378,773 and 14,278,772 outstanding at March 31, 2013 and December 31, 2012, respectively	1,519	1,509
Additional paid-in capital	66,413,368	66,305,764
Treasury stock- 808,754 and 808,754 shares at cost at March 31, 2013 and December 31, 2012, respectively	(1,503,496)	(1,503,496)
Accumulated deficit	(59,621,060)	(59,597,909)
Total stockholders' equity	5,290,331	5,205,868
Total liabilities and stockholders’ equity	$20,671,589	$16,497,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31, 2013	March 31, 2012
Results of Operations:
Revenue	$14,118,627	$14,309,861
Cost of revenue, excluding depreciation and amortization	11,358,976	12,255,359
Gross profit, excluding depreciation and amortization	2,759,651	2,054,502
Operating expenses:
Selling, general and administrative	2,708,838	2,907,632
Restructuring charges	-	279,286
Depreciation and amortization	50,133	76,905
Total operating costs	2,758,971	3,263,823
Operating income (loss)	680	(1,209,321)
Interest expense, net	(23,831)	(42,768)
Loss before income taxes	(23,151)	(1,252,089)
Income tax expense	-	-
Net loss	$(23,151)	$(1,252,089)
Basic Loss per Share:
Loss per common share	$(0.00)	$(0.09)
Weighted average common shares outstanding	14,356,551	14,101,711
Diluted Loss per Share:
Loss per common share	$(0.00)	$(0.09)
Weighted average common shares outstanding	14,356,551	14,101,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net loss	$(23,151)	$(1,252,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,133	76,905
Stock-based compensation	107,614	139,034
Changes in operating assets and liabilities:
Contracts and other receivables	(5,039,432)	(3,996,775)
Costs and estimated earnings in excess of billings on uncompleted contracts	(86,947)	1,310,377
Prepaid expenses and other current assets	(50,959)	(82,827)
Other assets	(2,434)	(3,118)
Accounts payable and accrued expenses	5,530,311	3,336,379
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,308,278)	6,630
Other liabilities	(7,676)	(1,290)
Net cash used in operating activities	(830,819)	(466,774)
Cash Flows from Investing Activities:
Purchase of property and equipment	(19,994)	(222,413)
Net cash used in investing activities	(19,994)	(222,413)
Cash Flows from Financing Activities:
Payment on seller notes	(125,000)	-
Purchase of treasury stock	-	(2,429)
Net cash used in financing activities	(125,000)	(2,429)
Net decrease in cash	(975,813)	(691,616)
Cash, beginning of period	5,608,322	6,731,487
Cash, end of period	$4,632,509	$6,039,871
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,057	$28,323
Cash paid for taxes	$7,069	$8,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements are as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 for Fortress International Group, Inc. (“Fortress” or the “Company” or “We”).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We recommend that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the SEC. We believe that the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results that can be expected for the full year.

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

During the first quarter of 2012, as a result of the decline in its profitability, the Company failed to comply with certain financial covenants under its revolving line of credit facility (Credit Agreement), which was then terminated June 28, 2012. At the time of termination of the Credit Agreement, the Company had no outstanding borrowings under the Credit Agreement. No penalties, fees, charges or assessments were due to the lender in connection with the termination of the Credit Agreement. The Company believes that the termination of the Credit Agreement will not have a material adverse effect on the Company's business, operating results, and financial condition.

The Company had $4.6 million and $5.6 million of unrestricted cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013, the Company financed its operations through its cash balances and working capital. As a result of efforts to align and monitor operating costs with anticipated revenues, management believes that the Company’s current cash and cash equivalents and expected future cash generated from operations will satisfy the expected working capital, capital expenditure and financial service requirements of the Company’s current business through the next twelve months.

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

In September 2011, the FASB issued guidance that simplified how entities may test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption was permitted. This guidance did not have a material effect on the Company’s financial statements.

In July 2012, the FASB issued guidance for testing impairment of indefinite-lived intangible assets. This guidance allows an organization the option of qualitatively assessing factors to determine if a quantitative impairment test of the indefinite-lived asset is necessary. If the qualitative assessment reveals that it is “more likely than not” that the indefinite-lived intangible asset is impaired, a calculation of the asset’s fair value is required. This guidance is similar to ASU No. 2011-08 which changed the requirements for the assessment of an impairment to goodwill by allowing a “more likely than not” qualitative assessment of impairment before making detailed fair value calculations. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption was permitted. This guidance did not have a material effect on our financial statements.

 FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Accounts Receivable, net

The Company had an allowance for doubtful accounts of $0.04 million at March 31, 2013 and December 31, 2012.  Bad debt expense was zero for the three months ended March 31, 2013 and 2012, respectively.

Included in accounts receivable was retainage associated with construction projects totaling $0.3 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively.

The Company earned approximately 81% and 46% of its revenue from three and two customers for the three months ended March 31, 2013 and 2012, respectively.  Accounts receivable from these three customers at March 31, 2013 and December 31, 2012 were $10.6 million and $3.7 million, respectively.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable. At March 31, 2013 and December 31, 2012, bonds outstanding that are secured by specific project accounts receivable totaled $25.8 million and $18.5 million, respectively .

(3)	Accounts Payable, Accrued Expenses and Restructuring Liability

The Company’s accounts payable and accrued expenses were comprised of the following at:

	March 31, 2013	December 31, 2012
Accounts payable	$3,797,076	$2,022,893
Accounts payable retainage	433,015	462,983
Accrued project costs	5,985,348	2,386,713
Restructuring liability	9,845	54,141
Other accrued expenses	1,058,374	826,617
Total accounts payable and accrued expenses	$11,283,658	$5,753,347

In an effort to align the Company’s resources with anticipated types of services and volume, the Company implemented a restructuring plan that included a reduction in force of 18 employees resulting in restructuring charges of $0.3 million from accrued severance, equity based expense and health care costs for the three months ended March 31, 2012. No such charges were recorded in the current year.

(4)	Basic and Diluted Loss per Share

Basic and diluted net (loss) earnings per common share are computed as follows:

	Three Months Ended March 31,
	2013			2012
	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC LOSS PER SHARE
Net (loss) income	$(23,151)	14,356,551	$(0.00)	$(1,252,089)	14,101,711	$(0.09)
EFFECT OF DILUTIVE SECURITIES
Unvested restricted stock	-	-	-	-	-	-
Unsecured convertible note	-	-	-	-	-	-
DILUTED (LOSS) EARNINGS PER SHARE	$(23,151)	14,356,551	$(0.00)	$(1,252,089)	14,101,711	$(0.09)

The computation of diluted net loss per common share for the three months ended March 31, 2013 did not include 2.1 million shares underlying stock options, 193,336 shares of unvested restricted stock and unsecured promissory notes convertible into 312,010 shares of common stock outstanding at March 31, 2013, as their inclusion would be anti-dilutive. For the three quarters ended March 31, 2012, 490,002 shares of unvested restricted stock and unsecured promissory notes convertible into 366,666 shares of common stock that were outstanding at March 31, 2012 were not included.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Employee Benefit Plans

Stock Compensation

For the three months ended March 31, 2013 and March 31, 2012, the Company granted options to purchase 130,000 and zero shares, respectively, of our common stock.

For the three months ended March 31, 2013 and March 31, 2012, the Company granted 36,667 and 250,000 shares of restricted stock, respectively, under the 2006 Omnibus Incentive Compensation Plan.

For the three months ended March 31, 2013 and 2012, the Company recorded non-cash compensation expense included in selling, general and administrative expenses associated with vesting awards of $0.1 million and $0.1 million, respectively. At March 31, 2013, there was approximately $0.8 million of unrecognized stock compensation with a weighted average remaining life of 2.2 years.

Stock Options

The Company has historically issued restricted stock; however, to further enable us to attract, retain and motivate key employees the Company for the first time issued options to purchase 2,100,000 shares of our common stock during the nine months ended September 30, 2012. The grants have various vesting features including ratably over three years on each anniversary from the grant date or they become exercisable on the condition that the fair market value of a share of the Company’s common stock exceeds a set price for 20 consecutive trading days.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended March 31, 2013:

	Black-Scholes-Merton	Monte Carlo Simulation

Volatility	95%	95%
Expected life of options (in years)	6	6
Risk-free interest rate	1.02%	1.66%
Dividend yield	0%	0%

(6)	Common Stock Repurchases

For the three months ended March 31, 2013, the Company did not repurchase any shares of common stock. For the three months ended March 31, 2012, the Company repurchased 21,647 shares with an aggregate value of $0.02 million associated with the vesting of restricted stock held by an employee. Per terms of the restricted stock agreements, the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the shares held by the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

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

The Company is in a net operating loss carryover position. The net operating losses not utilized can be carried forward for 20 years to offset future taxable income. As of March 31, 2013 and December 31, 2012, a full valuation allowance has been recorded against the Company’s deferred tax assets, as the Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable.

The Company’s effective tax rate is based upon the rate expected to be applicable for the full fiscal year.

The Company files a consolidated federal tax return in states that allow it, and in other states the Company files separate tax returns.

The Company’s prior federal and state income tax filings since 2009 remain open under statutes of limitation.  Innovative Power System Inc.’s statutes of limitation are open from the 2009 tax year forward for both federal and Commonwealth of Virginia purposes.  Quality Power Systems Inc.’s statutes of limitation are open from the 2009 tax year forward for both federal and Commonwealth of Virginia purposes. SMLB, Ltd. statutes of limitation are open from the 2009 tax year forward for both federal and State of Illinois purposes.

(8)	Notes Payable

	March 31, 2012	December 31, 2012
Convertible, unsecured promissory note, due 2014 (4.0%)	$2,332,301	$2,457,301
Less current portion	500,000	500,000
Total debt, less current portion	$1,832,301	$1,957,301

For the three months ended March 31, 2013, the Company had and made payments totaling $0.1 million.

On March 19, 2013, the Company and our President and Chief Operating Officer (“COO”) entered into a letter agreement that amended the convertible, unsecured promissory note issued to the COO in connection with the Company’s acquisition of VTC, L.L.C. and Vortech, LLC on January 19, 2007. The letter agreement extended the maturity date of the note from April 1, 2014 to July 1, 2014. All other provisions of the note remain in full force and effect, including that a regularly scheduled principal payment in the amount of $125,000 is due and owing on April 1, 2014.

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

S3 Integration, L.L.C. (S3 Integration) is 15% owned by Thomas P. Rosato, the Company’s former Chief Executive Officer, a former member of the Board of Directors, and the holder of approximately 12.2% of the Company’s outstanding common stock. S3 Integration provides commercial security systems design and installation services as a subcontractor to the Company.

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

RF Realty Investments, LLC (“RF Realty”) is owned by Mr. Rosato and his family. RF Realty leases office and warehouse space to the Company. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value.

The following table sets forth transactions the Company has entered into with the above related parties for the three months ended March 31, 2013 and 2012.  It should be noted that revenue represents amounts earned on contracts with related parties under which we provide services; and cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers. As such a direct relationship to the revenue and cost of revenue information below by company should not be expected.

FORTRESS INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31,2012
Revenue
Chesapeake Mission Critical, LLC	$-	$-
Total	$-	$-
Cost of Revenue
CTS Services, LLC	$15,858	$-
S3 Integration, LLC	195	-
Total	$16,053	$-
Selling, general and administrative
Office rent paid on Chesapeake Tower Sytsems	38,378	-
Office rent paid to TPR Group Re Three, LLC	69,848	94,241
Total	$108,226	$94,241

	March 31, 2013	December 31, 2012
Accounts receivable/(payable):
CTS Services, LLC	1,400	1,400
Chesapeake Mission Critical, LLC	-	-
Telco P&C, LLC	3,960	3,960
Total Accounts receivable	5,360	5,360
Total Accounts (payable)	-	-

(10)	Commitments, Contingencies and Other

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

We closely monitor our proposal pricing and the volume of our contracts, but we cannot be certain that our current margins will be sustained.  Furthermore, given the economic environment, to the extent the volume of our contracts further decreases, we may have to take additional measures to reduce our operating costs through additional reductions in general, administrative and marketing costs, including potential reductions in personnel and related costs.

Contract Backlog

We believe an indicator of our future performance is our backlog of uncompleted projects in process or recently awarded. Our backlog represents our estimate of anticipated revenue from executed and awarded contracts that have not been completed and that we expect will be recognized as revenues over the life of the contracts. The use of our backlog as in indicator of our future performance is limited because backlog does not include certain sources of revenue including any future renewals of facilities maintenance contracts, and the contracts underlying our backlog may be cancelled or modified on short notice which would affect the amount of backlog actually recognized as revenue. We have broken our backlog into the following three categories: (i) consulting engineering, consisting of services related to consulting and/or engineering design contracts, (ii) construction management, and (iii) facility management.

Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology of other companies in determining their backlog. Our backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis, guaranteed maximum price basis or time and materials basis, and (2) contracts awarded to us where some, but not all, of the work have not yet been authorized. At March 31, 2013, we had authorizations to proceed with work for approximately $7.4 million, or 49% of our total backlog of $15.1 million. At December 31, 2012, we had authorizations to proceed with work for approximately $9.4 million, or 54% of our total backlog of $17.3 million.

Approximately $11.9 million, or 79%, and $13.6 million, or 78%, of our backlog, relates to three customers at March 31, 2013 and December 31, 2012, respectively.

We believe that approximately 49% of the backlog at March 31, 2013 will be recognized during the next twelve months. The following table reflects the value of our backlog in the above three categories as of March 31, 2013 and December 31, 2012, respectively.

(In millions)

	March 31, 2013	December 31, 2012
Technology consulting	$7.9	$8.2
Construction management	1.2	3.3
Facilities management	6.0	5.8
Total	$15.1	$17.3

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

We may incur costs at risk subject to an executed contract document or change orders, whether approved or unapproved by the customer and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies, past practices with the customer, specific discussions, correspondence or preliminary negotiations with our customer. We treat project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or in the event of dispute, or we defer costs and/or recognize revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated.

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

Non-cash Compensation

We apply the expense recognition provisions of ASC 718, Compensation-Stock Compensation.  The recognition of the value of the instruments result in compensation or professional expenses in our financial statements. The expense differs from other compensation and professional expenses in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when restricted stock vests. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. SFAS No. 142, “ Goodwill and Other Intangible Assets (SFAS No. 142),” establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. In interim periods, we evaluate these assets for impairment when events occur that suggest a possible impairment. Through the second quarter 2012, we experienced an other than temporary decline in the market value of our common shares. As a result of the decline during the interim period we evaluated the carrying value of goodwill and other long-lived intangible assets for impairment. Utilizing a third party firm we determined the carrying value of goodwill was in excess of the estimated fair value, resulting in an aggregate impairment on goodwill of approximately $2.1 million during the year ended December 31, 2012. At March 31, 2013, the net carrying value of goodwill was $1.8 million.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of ASC 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, we review the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. We believe that the carrying values of our long-lived assets of $0.2 million as of March 31, 2013 are fully realizable.

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

We adopted ASC 740, Income Taxes, which prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  Management has concluded that the adoption of ASC 740 had no material effect on our financial position or results of operations. As of March 31, 2013, we do not have any material unrecognized tax benefit liabilities.

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

In September 2011, the FASB issued guidance that simplified how entities may test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption was permitted. This guidance did not have a material effect on our financial statements.

In July 2012, the FASB issued guidance for testing impairment of indefinite-lived intangible assets. This guidance allows an organization the option of qualitatively assessing factors to determine if a quantitative impairment test of the indefinite-lived asset is necessary. If the qualitative assessment reveals that it is “more likely than not” that the indefinite-lived intangible asset is impaired, a calculation of the asset’s fair value is required. This guidance is similar to ASU No. 2011-08 which changed the requirements for the assessment of an impairment to goodwill by allowing a “more likely than not” qualitative assessment of impairment before making detailed fair value calculations. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption was permitted. This guidance did not have a material effect on our financial statements.

Results of operations for the three months ended March 31, 2013 compared with the three months ended March 31, 2012.

Revenue. Revenue decreased $0.2 million to $14.1 million for the three months ended March 31, 2013 from $14.3 million for the three months ended March 31, 2012. In the three months ended March 31, 2013, we completed a large facilities management project with revenue of $5.0 million. In the three months ended March 31, 2012, we had a large construction management project in process with revenue of $5.1 million recognized in that quarter.

Cost of Revenue. Cost of revenue decreased $0.9 million to $11.4 million for the three months ended March 31, 2013 from $12.3 million for the three months ended March 31, 2012.  The primary driver in the decrease to Cost of Revenue was an increase in facilities management projects which carry a higher gross margin than construction management projects. The large facilities management project noted above was not a factor in the increase in gross margin as it had a high composition of material.

Gross Margin Percentage.   Gross margin percentage increased to 19.5% for the three months ended March 31, 2013 compared to 14.4% for the three months ended March 31, 2012. The increase in gross margin is attributable primarily to a change in the composition of work towards higher margin projects described above. The current gross margin percentage is consistent with anticipated gross margin levels given the composition of work, and we anticipate it to be in the 20% to 25% range for the remainder of the year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million to $2.7 million for the three months ended March 31, 2013 from $2.9 million for the three months ended March 31, 2012. The decrease was primarily driven by $0.2 million decrease in personnel savings from restructuring efforts.

Restructuring charges. Restructuring charges, consisting primarily of severance payments and equity based expense, decreased $0.3 million to zero million for the three months ended March 31, 2013 from $0.3 million for the three months ended March 31, 2012. In an effort to align our resources with anticipated types of services and volume, we implemented a restructuring plan with estimated annual savings of $2.8 million of which $1.4 million relates to selling, general and administrative expenses based on pay reductions, reductions in force of approximately 18 employees, and related reductions in employee benefits and other costs. We will continue to closely monitor our bookings and anticipated revenues, and we may take future actions to reduce operating costs associated with personnel and related costs to align with our sales in an effort to return to profitability.

Depreciation.  Depreciation remained consistent at $0.1 million for the three months ended March 31, 2013 compared to $0.1 million for the three months ended March 31, 2012.

Interest income (expense), net. Our interest income (expense), net decreased to ($23,831) for the three months ended March 31, 2013 compared to ($42,768) for the three months ended March 31, 2012. The decrease in expense was primarily attributable to the paydown on the note payable to our COO (see Note 8).

Financial Condition, Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2013	2012	Change
Net loss	$(23,151)	$(1,252,089)	$1,228,938
Adjustments to reconcile net (loss) income to net cashused in operations:
Depreciation and amortization	50,133	76,905	(26,772)
Stock and warrant-based compensation	107,614	139,034	(31,420)
Net adjustments to reconcile net income for non-cash items	157,747	215,939	(58,192)
Net change in working capital	(965,415)	569,376	(1,534,791)
Cash used in operations	(830,819)	(466,774)	(364,045)
Cash used in investing	(19,994)	(222,413)	202,419
Cash used in financing	(125,000)	(2,429)	(122,571)
Net decrease in cash	$(975,813)	$(691,616)	$(284,197)

Operating Activity

Net cash used in operating activities totaled $0.8 million for the three months ended March 31, 2013 compared to $0.5 million used in operating activities for the three months ended March 31, 2012. The $0.4 million increase in operating cash outflows was attributable to a $1.5 million increase in working capital, offset in part by a decrease in net loss of $1.2 million.  The increase in working capital was attributable primarily to projects at various stages of production in the first quarter 2013 compared to similar activity in the first quarter 2012.

Investing Activity

Net cash used in investing activities decreased $0.2 million to $0.0 million for the three months ended March 31, 2013 from approximately $0.2 million used in for the three months ended March 31, 2012.  The decrease was associated with a decrease in expenditures for leasehold improvements

Financing Activity

Net cash used in financing increased $0.1 million for the three months ended March 31, 2013 from $0.00 million for the three months ended March 31, 2012.  For the three months ended March 31, 2013, financing activities consisted primarily of the scheduled repayments under the note payable to our COO.

Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net (loss) income:

	(Unaudited)
	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net loss	$(23,151)	$(1,252,089)
Interest expense, net	23,831	42,768
Depreciation and amortization	50,133	76,905
EBITDA	$50,813	$(1,132,416)
Stock based compensation	107,614	97,367
Adjusted EBITDA	$158,427	$(1,035,049)

Adjusted EBITDA increased $1.2 million to $0.2 million in the three months ended March 31, 2013 from ($1.0 million) for the three months ended March 31, 2012.  The increase was primarily driven by increased gross profit for the three months ended March 31, 2013.  Please refer to the preceding discussion within this “Results of Operations” section.

Adjusted EBITDA is a supplemental financial measure not defined in GAAP. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, stock-based compensation excluding restructuring, impairment loss on goodwill and other intangibles, net, and provision for bad debts. We present Adjusted EBITDA because we believe this supplemental measure of operating performance is helpful in comparing our operating results across reporting periods on a consistent basis by excluding items that may, or could, have a disproportionate positive or negative impact on our results of operations in any particular period. We also use Adjusted EBITDA as a factor in evaluating the performance of certain management personnel when determining incentive compensation. We believe that the line item on the consolidated statement of operations entitled “net income” is the most directly comparable GAAP financial measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. Adjusted EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information that is included in net income attributable to the company, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

·	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue.

·	It does not include depreciation and amortization. We must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations and depreciation and amortization are necessary and ongoing costs of our operations.

·	It does not include stock-based compensation. Stock-based compensation is a necessary and ongoing part of our costs and has assisted us in reducing our cash compensation to attract and retain our workforce who support and generate revenues. Stock-based compensation will remain a key element of our overall compensation program.

·	Other Companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

We had $4.6 million and $5.6 million of unrestricted cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013, we have financed our operations primarily with cash on hand and working capital.

Our current corporate focus is centered on growing profitability and corresponding cash flow.  During the three months ended March 31, 2013, our cash declined $1.0 million, as a result of changes in working capital and their impact on operating cash flow. We work to monitor project utilization and align selling, general and administrative expenses through anticipated revenues. We are actively engaged in certain initiatives designed to expand our sales reach and presence, further develop our success in the modular data centers area and explore alternative s which capitalize on our expertise in design, build and managing critical mission programs.

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

Off Balance Sheet Arrangements

As of March 31, 2013, we do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2 contain or incorporate a number of forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “anticipates,” ”plans,” “expects” and similar expressions that are intended to identify forward-looking statements. You should read such statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our 2012 Annual Report on Form 10-K

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.1*	Certification of Fortress International Group, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Fortress International Group, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Fortress International Group, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS INTERNATIONAL GROUP, INC.

Date: May 15, 2013	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer (Authorized Officer
and Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Kenneth D. Schwarz
Kenneth D. Schwarz
Chief Financial Officer (Authorized Officer
and Principal Financial Officer)

