Form 10-Q
period 2013-06-30
Fortress International Group, Inc.
filed 2013-08-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33627

TSS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7226 Lee DeForest Drive, Suite 104 Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

(410) 423-7300

(Registrant’s telephone number, including area code)

Fortress International Group, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 6, 2013              14,712,908

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended June 30, 2013

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward looking statements made in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as those made in other filings with the SEC.

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we” and “us” are used to refer to TSS, Inc. and its wholly-owned subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012

Current Assets:
Cash and cash equivalents	$3,088,122	$5,608,322
Contract and other receivables, net	6,104,714	7,525,340
Costs and estimated earnings in excess of billings on uncompleted contracts	700,816	813,348
Inventories	314,735	-
Prepaid expenses and other current assets	779,525	429,089
Total current assets	10,987,912	14,376,099
Fixed assets, net	320,682	273,451
Goodwill	1,830,316	1,768,861
Intangible assets, net	1,109,913	60,000
Other assets	205,487	19,358
Total assets	$14,454,310	$16,497,769

Current Liabilities:
Convertible notes payable, current portion, net	$129,000	$500,000
Borrowings under credit facility	2,000,000	-
Accounts payable and accrued expenses	4,705,109	5,753,347
Billings in excess of costs and estimated earnings on uncompleted contracts	1,959,265	3,028,627
Total current liabilities	8,793,374	9,281,974
Convertible notes, less current portion, net	742,343	1,957,301
Other liabilities	37,275	52,626
Total liabilities	9,572,992	11,291,901

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; none issued
Common stock, $.0001 par value, 49,000,000 and 100,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 15,269,193 and 15,087,526 issued at June 30, 2013 and December 31, 2012, respectively	1,527	1,509
Additional paid-in capital	66,975,637	66,305,764
Accumulated deficit	(60,585,740)	(59,597,909)
Treasury stock 820,759 and 808,754 shares at cost at June 30, 2013 and December 31, 2012, respectively	(1,510,106)	(1,503,496)
Total stockholders' equity	4,881,318	5,205,868
Total liabilities and stockholders’ equity	$14,454,310	$16,497,769

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$6,951,819	$15,540,852	$21,070,446	$29,850,714
Cost of revenue	4,980,786	13,209,463	16,339,762	25,464,820
Gross profit	1,971,033	2,331,389	4,730,684	4,385,894
Selling, general and administrative expenses	2,881,229	2,480,857	5,640,201	5,465,397
Restructuring and other charges	-	-		279,286
Impairment loss on goodwill	-	2,071,000	-	2,071,000
Loss from operations	(910,196)	(2,220,468)	(909,517)	(3,429,789)
Other income (expense):
Interest expense, net	(39,483)	(48,446)	(63,314)	(91,214)
Other expense	(15,000)	-	(15,000)	-
Loss from operations before income taxes	(964,679)	(2,268,914)	(987,831)	(3,521,003)
Income tax provision	-	-	-	-
Net loss	$(964,679)	$(2,268,914)	$(987,831)	$(3,521,003)

Basic loss per share:
Loss per common share	$(0.07)	$(0.16)	$(0.07)	$(0.25)
Weighted average common shares outstanding	14,385,713	14,147,049	14,368,354	14,124,380

Diluted loss per share:
Loss per common share	$(0.07)	$(0.16)	$(0.07)	$(0.25)
Weighted average common shares outstanding	14,385,713	14,147,049	14,368,354	14,124,380

See accompanying notes to the consolidated financial statements.

TSS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2012	15,087,526	$1,509	$66,305,764	808,754	$(1,503,496)	$(59,597,909)	$5,205,868
Purchase of treasury stock	-	-	-	12,005	(6,610)	-	(6,610)
Stock-based compensation	181,667	18	224,837	-	-	-	224,855
Contributed capital	-	-	445,036	-	-	-	445,036
Net Loss	-	-	-	-	-	(987,831)	(987,831)
Balance at June 30, 2013	15,269,193	$1,527	$66,975,637	820,759	$(1,510,106)	$(60,585,740)	$4,881,318

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(987,831)	$(3,521,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,675	158,261
Provision for doubtful accounts	2,705	55,290
Stock-based compensation	224,855	206,422
Impairment loss on goodwill	-	2,071,000
Changes in operating assets and liabilities:
Contract and other receivables	1,417,921	(3,282,708)
Costs and estimated earnings in excess of billings on uncompleted contracts	112,532	1,920,029
Inventory	(32,238)	-
Prepaid expenses and other current assets	(350,436)	(171,105)
Other assets	(174,518)	(1,540)
Accounts payable and accrued expenses	(1,417,480)	1,033,555
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,069,362)	918,913
Other liabilities	(15,351)	(8,676)
Net cash used in operating activities	(2,177,528)	(621,562)
Cash Flows from Investing Activities:
Capital expenditures	(86,062)	(247,371)
Acquisition of a business	(1,100,000)
Net cash used in investing activities	(1,186,062)	(247,371)
Cash Flows from Financing Activities:
Repayment of convertible notes payable	(1,150,000)	(125,000)
Proceeds from line of credit	2,000,000	-
Purchase of treasury stock	(6,610)	(16,215)
Net cash provided by (used in) financing activities	843,390	(141,215)
Net decrease in cash	(2,520,200)	(1,010,148)
Cash and cash equivalents at beginning of period	5,608,322	6,731,487
Cash and cash equivalents at end of period	$3,088,122	$5,721,339
Supplemental disclosure of cash flow information:
Cash paid for interest	$53,417	$28,323
Cash paid for taxes	$9,136	$8,001

See accompanying notes to the consolidated financial statements.

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TSS, Inc. and its subsidiaries (“TSS” or the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012.

The information included herein is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2013, but does reflect all adjustments (which are normal and recurring in nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities testing goodwill the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. For those entities that determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than its carrying amount, an entity is not required to perform step 2 of the goodwill impairment test. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-8 was effective for the Company’s fiscal year ending December 31, 2012, and the adoption did not have an impact on the Company’s consolidated financial statements.

Note 2 – Acquisitions

On May 20, 2013, VTC, L.L.C. (the “Purchaser”), a wholly owned subsidiary of TSS entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Purchaser agreed to acquire certain assets and assume certain specified liabilities from arvato digital services LLC (the “Seller”) related to Seller’s data center integration business (the “Systems Integration business”) operated at its Round Rock, Texas facility.

The preliminary purchase price paid by the Purchaser under the Purchase Agreement is approximately $1,469,243, which included a negative purchase price adjustment of $5,757 to reflect the value of the purchased inventory and certain vendor prepaid amounts. A payment of $725,000 was paid in cash at closing, $375,000 was set aside in an escrow account for the purposes of satisfying any indemnification claims under the Purchase Agreement, and the balance of the purchase price of $369,243 was paid on July 1, 2013. During the three months ended June 30, 2013, the Company incurred $243,733 in acquisition costs associated with the purchase of the Systems Integration business. These costs were included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The purchased assets include all inventory, furniture, fixtures, equipment, identified customer contracts, intellectual property (including certain proprietary software) and other assets used in the Systems Integration business. The Company also offered employment to certain employees of the Systems Integration business and assumed the Seller’s lease at the Round Rock, Texas facility for the remaining term.

The Purchaser and the Seller also entered into a Transition Services Agreement and a Software License Agreement whereby the Purchaser will license the purchased proprietary software back to the Seller on a non-exclusive, perpetual, royalty-free basis, with certain territorial limitations.

The purchase price is allocated to underlying assets and liabilities on their estimated fair values at the date of acquisition. The preliminary purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributable to the assembled workforce acquired and other factors. Goodwill is currently recognized in the Company’s only reportable segment for the quarter ended June 30, 2013 as the acquisition did not result in the creation of a second reportable segment. The Company is in the process of identifying potential adjustments to the fair value of assets acquired. The Company anticipates finalizing the purchase price as soon as practicable but no later than one year from the acquisition date of May 20, 2013.

The following table summarizes the preliminary purchase price allocation:

May 20,
2013
Cash paid at acquisition date	$725,000
Additional installments of preliminary purchase price	744,243
Preliminary acquisition consideration	$1,469,243

Inventories	$282,497
Other current assets	10,976
Fixed assets	53,315
Goodwill	61,455
Intangible assets	1,061,000
Preliminary net assets acquired	$1,469,243

The amount of revenue and net loss of the Systems Integration business included in the Company’s unaudited condensed consolidated statement of operations for the three months ended June 30, 2013 were $652,122 and $2,041, respectively.

Intangible assets included approximately $827,000 and $234,000 attributable to customer relationships and a technology-based asset, respectively, which are being amortized on a straight-line basis over 10 and 5 years, respectively. Customer-related intangible assets represent the underlying relationships and agreements with the Seller’s existing customers. The technology-based asset represents internally developed software acquired.

The unaudited financial information in the table below summarizes the combined results of continuing operations of the Company and the Systems Integration business, on pro forma basis, as though the acquisition had occurred as of the first date of the twelve months ended December 31, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the three and six months ended June 30, 2013 and 2012 combines the historical results for the Company and the historical results for the Systems Integration business for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$11,374,109	$17,799,366	$34,976,460	$33,848,671
Net income (loss) from continuing operations	$(308,088)	$(2,358,972)	$(185,715)	$(3,647,573)
Basic income (loss) per share	$(0.02)	$(0.17)	$(0.01)	$(0.26)
Diluted income (loss) per share	$(0.02)	$(0.17)	$(0.01)	$(0.26)
Basic weighted average number of common shares outstanding	14,385,713	14,147,049	14,368,354	14,124,380
Diluted weighted average number of common shares outstanding	14,385,713	14,147,049	14,368,354	14,124,380

The pro forma net income (loss) presented does not include non-recurring acquisition costs of $243,733 incurred during the three months ended June 30, 2013.

Note 3 – Goodwill and Intangible Assets

The following tables highlight the Company’s intangible assets and accumulated amortization as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not suject to amortization:
Goodwill	$1,830,316	-	$1,768,861	-
Tradename	$60,000	-	$60,000	-
Intangible assets subject to amortization:
Customer relationships	$827,000	$(7,080)	-	-
Acquired software	$234,000	$(4,007)	-	-
Non-compete	$50,600	$(50,600)	$50,600	$(50,600)

	Three Months Ended		Six months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amortization expense	$11,087	-	$11,087	-

Amortization expense for intangible assets for the year ended December 31, 2013 is expected to be approximately $75,837. Amortization expense for each year ended December 31 for 2014 through 2017 is expected to be approximately $129,500.

Note 4 – Inventories

Inventories at June 30, 2013 consisted of the following:

June 30, 2013
Work in process	$19,533
Raw materials	295,202
Inventories	$314,735

The Company values its inventories at cost with cost determined on a first-in, first-out basis. Obsolete inventory or inventory in excess of its estimated usage is reserved to its estimated market value less cost to sell, if less than its cost. There was no inventory reserve as of June 30, 2013.

Note 5 – Convertible notes payable

On May 21, 2013, the Company and Gerard J. Gallagher, the President and Chief Operating Officer of the Company, agreed to restructure the promissory note held by Mr. Gallagher. As part of this restructuring, Mr. Gallagher agreed to reduce the outstanding principal amount by $307,301, which is reflected as a non-cash item in the accompanying unaudited condensed consolidated statements of cash flows, $1,900,000 in exchange for an immediate payment of $900,000 at the time of closing. The Amended and Restated Convertible Promissory Note provides for eight quarterly principal payments of $25,000 beginning July 1, 2013, a principal payment of $100,000 on January 3, 2014, and the remaining outstanding balance due on July 1, 2015. All amounts due under the note are immediately due and payable upon the occurrence of a “change in control” of the Company (as defined in the promissory note) or the death of Mr. Gallagher. If the Company fails to pay any amount due under the promissory note within five days after the date due, the Company must pay Mr. Gallagher a late charge equal to 5% of the amount due and unpaid. The Company’s obligations under the promissory note held by Mr. Gallagher are subordinated to the obligations under a credit facility with Bridge Bank, National Association (see Note 6 – Credit Facility).

Upon an “event of default” (as defined in the promissory note) that the Company fails to cure within a period of 60 days following the date of such event of default, Mr. Gallagher will have the right to convert any amount equal to not less than $25,000 but up to an amount equal to the unpaid amount due under the promissory note into that number of shares of the Company’s common stock obtained by dividing the amount being converted by a conversion price equal to 125% of the fair market value per share of the Company’s common stock. For purposes of the promissory note, the fair market value of a share of the Company’s common stock equals the average of the high and low bid prices of the Company’s common stock reported daily on the OTCQB marketplace during the twenty day period ending on the date Mr. Gallagher elects to make such conversion. Notwithstanding these conversion rights, the aggregate number of shares of the Company’s common stock that may be issued as a result of converting amounts due under the promissory note upon an event of default may not exceed 12% of the issued and outstanding shares of the Company’s common stock as of the date Mr. Gallagher initially elects to make such conversion.

The restructured note was recorded at fair market value resulting in a discount of $137,735. The discount is being amortized over the period from the date of issuance to the date the note is due using the effective interest method.

The balance of the notes payable at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Convertible, unsecured promissory note, due 2015 (4.0%), net	$871,343	$2,457,301
Less: current portion, net	129,000	500,000
Convertible notes payable, long-term, net	$742,343	$1,957,301

The unamortized discount at June 30, 2013 was $71,000 and $57,657 in convertible notes payable – current and convertible notes payable – long term, respectively.

Scheduled principal repayments on the convertible, unsecured promissory note at June 30, 2013 are as follows:

June 30, 2013
2013	$50,000
2014	200,000
2015	750,000
Total	$1,000,000

Note 6 – Credit Facility

On November 8, 2011, the Company and its subsidiaries Innovative Power Systems, Inc., VTC, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. (together with the Company, collectively, “2011 Borrowers”) obtained a credit facility (the “2011 Credit Facility”) from Wells Fargo Bank, National Association (“WF, NA”) pursuant to a Credit Agreement by and among 2011 Borrowers and WF, NA (the “Credit Agreement”). The 2011 Borrowers’ obligations under the 2011 Credit Facility were joint and several. The maximum amount of the 2011 Credit Facility was $2,000,000. The 2011 Credit Facility was subject to a borrowing base of 80% of eligible accounts receivable. Borrowings under the 2011 Credit Facility incurred interest at the London interbank offered rate plus 2.25% per annum.

The 2011 Credit Facility would have matured on November 1, 2012. During the three months ended March 31, 2012, however, the Company failed to comply with the financial covenants requiring (a) a maximum ratio of total liabilities to tangible net worth as set forth in the Credit Agreement; and (b) a minimum debt service coverage ratio as set forth in the Credit Agreement. The 2011 Credit Facility was terminated effective June 28, 2012.

On May 21, 2013, the Company and its subsidiaries Innovative Power Systems, Inc., VTC L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. (together with the Company, collectively, “2013 Borrowers”), obtained a revolving credit facility (the “2013 Credit Facility”) from Bridge Bank, National Association (“Lender”) pursuant to a Business Financing Agreement by and among Borrowers and Lender (the “Financing Agreement”). The 2013 Borrowers’ obligations under the 2013 Credit Facility are joint and several. The obligations under the 2013 Credit Facility are secured by substantially all of the 2013 Borrowers’ assets. The maximum amount of the 2013 Credit Facility is $6,000,000. The 2013 Credit Facility is subject to a borrowing base of 80% of eligible accounts receivable, subject to customary exclusions and limitations. Borrowings under the 2013 Credit Facility will bear interest at (1) the greater of (a) the prime rate published by the Lender, which was 3.25% at June 30, 2013 or (b) 3.25%, plus (2) 2.0% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the 2013 Credit Facility, the 2013 Borrowers (a) paid a commitment fee of $30,000 to Lender and (b) are required to pay to Lender an annual fee of $30,000. The 2013 Credit Facility matures on May 21, 2015. In the event the Financing Agreement is terminated prior to May 21, 2014, 2013 Borrowers will be required to pay a termination fee equal to $60,000 to Lender; provided that Lender will waive payment of the termination fee if the 2013 Credit Facility is transferred to or refinanced by another facility or division of Lender unless such transfer or refinance is the result of an event of default under the 2013 Credit Facility.

The 2013 Credit Facility requires that the 2013 Borrowers maintain an asset coverage ratio of at least 1.5 to 1.0. The asset coverage ratio is determined by dividing the Borrowers’ unrestricted cash on deposit with Lender and eligible accounts receivable by the 2013 Borrower’s obligations under the 2013 Credit Facility. The 2013 Credit Facility requires all Company receivables be deposited in the Lender designated lockbox.

At June 30, 2013, there were $2,000,000 in borrowings outstanding under the 2013 Credit Facility. Borrowing availability was $970,242 at June 30, 2013.

The Company incurred expenses of $153,567 related to obtaining the 2013 Credit Facility. These costs are included in other assets and are being amortized over the life of the 2013 Credit Facility.

Note 7 – Loss Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (net loss) and the denominator (shares) for the computation of basic and diluted net loss per share:

	Numerator Income (Loss)	Denominator Shares	Per Share Amount
Three months ended June 30, 2013:
Basic net loss	$(964,679)	14,385,713	$(0.07)
Effect of dilutve securities:
Restricted stock	-	-	-
Stock Options	-	-	-
Unsecured convertible note	-	-	-
Diluted net loss	$(964,679)	14,385,713	$(0.07)
Three months ended June 30, 2012:
Basic net loss	$(2,268,914)	14,147,049	$(0.16)
Effect of dilutive securities:
Restricted stock	-	-	-
Stock Options	-	-	-
Unsecured convertible note	-	-	-
Diluted net loss	$(2,268,914)	14,147,049	$(0.16)
Six months ended June 30, 2013:
Basic net loss	$(987,831)	14,368,354	$(0.07)
Effect of dilutve securities:
Restricted stock	-	-	-
Stock Options	-	-	-
Unsecured convertible note	-	-	-
Diluted net loss	$(987,831)	14,368,354	$(0.07)
Six months ended June 30, 2012:
Basic net loss	$(3,521,003)	14,124,380	$(0.25)
Effect of dilutve securities:
Restricted stock	-	-	-
Stock Options	-	-	-
Unsecured convertible note	-	-	-
Diluted net loss	$(3,521,003)	14,124,380	$(0.25)

For the three and six months ended June 30, 2013 and 2012, potentially dilutive shares of 3,150,204 and 2,372,169 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 8 – Income Taxes

The Company has made no provision for income taxes for the quarters ended June 30, 2013 and 2012 due to the net losses incurred in the periods.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets as of June 30, 2013 and 2012.

The Company currently has U.S. net operating loss carryforwards. Upon examination, one or more of these net operating loss carryforwards may be limited or disallowed.

Note 9 – Incentive Compensation Plan

The Company’s 2006 Omnibus Incentive Compensation Plan (the “Incentive Plan”) is designed to optimize the profitability and growth of the Company through incentives that are consistent with its goals and align the personal interests of plan participants with an incentive for individual performance. The Incentive Plan is further intended to assist the Company in motivating, attracting and retaining plan participants and allowing them to share in successes of the Company. The Incentive Plan permits the Company to award eligible persons nonqualified stock options, restricted stock and other stock-based awards, which will cause the Company’s stockholders to experience dilution if and when such shares are ultimately issued.

On January 16, 2013, the Company issued 100,000 stock options to an employee under the Incentive Plan. The options expire 10 years from the grant date and become exercisable when the fair market value of a share of the Company’s common stock is $2.00 or more for 20 consecutive business days.

On March 14, 2013, the Company issued 30,000 stock options to an employee under the Incentive Plan. The options expire 10 years from the grant date and vest in equal annual installments on March 31, 2014, 2015, and 2016.

On March 26, 2013, the Company issued 36,667 shares of restricted stock to one of its employees under the Incentive Plan. 16,667 shares vested on March 31, 2013, 6,666 shares vested on July 1, 2013, 6,667 shares will vest on each of July 1, 2014 and 2015, subject to the employee’s continued service through the vesting dates.

On May 20, 2013, in connection with the acquisition of the Systems Integration business, the Company granted 604,000 stock options to employees hired by the Company in connection with that acquisition. The options expire 10 years from the grant date and vest ratably over three years following the grant date, subject to the employees’ continued service through the vesting dates. These grants were not made under the Incentive Plan.

On May 20, 2013, pursuant to the terms of an employment agreement, the Company issued 200,000 options to its Chief Financial Officer. The options expire 10 years from the grant date. 50,000 options vest each of the first two anniversary dates of the grant and 100,000 options vest on the third anniversary of the grant date, subject to the Chief Financial Officer’s continued service through the vesting dates. These grants were not made under the Incentive Plan.

For the three months ended June 30, 2013 and June 30, 2012, the Company recorded non-cash compensation expense included in selling, general and administrative expenses of $0.1 million and $0.1 million, respectively and cost of revenue included $26,438 and $9,462, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded non-cash compensation expense included in selling, general and administrative expenses of $0.2 million and $0.1 million, respectively and cost of revenue included $58,571 and $19,083, respectively.

Note 10 – Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with a related party for less than $25,000.

Chesapeake Mission Critical, L.L.C. (Chesapeake MC) is 10.32% owned by Thomas P. Rosato, the Company’s former Chief Executive Officer, a former member of the Board of Directors and the holder of approximately 12.2% of the Company’s outstanding common stock. Chesapeake MC is a manufacturers’ representative reselling and servicing mechanical and electrical equipment from original equipment manufacturers.

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by Mr. Rosato and Gerard G. Gallagher, the Company’s President and Chief Operating Officer and a member of the Board of Directors. TPR Group Re Three leases office space to the Company under the terms of a real property lease to TSS/Vortech. The original lease term expired at December 31, 2011. Prior to expiration, the lease was renegotiated to a full service lease, excluding utilities, at $24 per square foot or an aggregate annual rate of $0.3 million, representing an annual reduction of approximately $0.2 million. The lease is cancellable by either the Company or TPR Group Re Three with six months written notice. The Company obtained an independent appraisal of the original lease, which determined the lease to be at fair value. In May 2013 this lease was extended for an additional three years, at terms consistent with the original lease. Although the Company has not obtained a new independent appraisal covering the renewal terms, the Company believes the terms of the lease renewal to be at fair value on the renewal date.

RF Realty Investments, LLC (“RF Realty”) is owned by Mr. Rosato and his family. RF Realty leases office and warehouse space to the Company. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value. In May 2013 the lease of the office space was cancelled effective July 31, 2013.

The following table sets forth transactions the Company has entered into with the above related parties for the three and six months ended June 30, 2013 and 2012.  Cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of Revenue
Chesapeake Mission Critical, LLC	-	116,017	-	116,017
Total	$-	$116,017	$0	$116,017
Selling, general and administrative
Office rent paid to RF Realty Investments, LLC	37,998	37,998	76,376	75,996
Office rent paid to TPR Group Re Three, LLC	69,156	69,156	139,004	163,397
Total	$107,154	$107,154	$215,380	$239,393

Note 11 – Commitments and Contingencies

The Company is from time to time involved in other litigation incidental to the conduct of the business, none of which is expected to be material to its business, financial condition or operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

TSS, Inc. was incorporated in Delaware on December 20, 2004 as a special purpose acquisition company formed under the name “Fortress America Acquisition Corporation” for the purpose of acquiring an operating business that performs services in the homeland security industry.  On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, L.L.C., doing business as “Total Site Solutions” (“TSS”), and Vortech, L.L.C. (“Vortech” and, together with TSS, “TSS/Vortech”) and simultaneously changed our name to “Fortress International Group, Inc.” The acquisition fundamentally transformed the Company from a special purpose acquisition company to an operating business. After our initial acquisition of TSS/Vortech, management continued an acquisition strategy to expand our geographic footprint, add complementary services and diversify and expand our customer base. We acquired 100% of the outstanding and issued capital stock of Innovative Power Systems, Inc. and Quality Power Systems, Inc. (“Innovative”) on September 24, 2007. On May 20, 2013, we acquired an existing data center services integration business from arvato digital services, LLC. On June 5, 2013, we changed our corporate name to TSS, Inc.

TSS provides comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure. We also provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, engineering and design management, construction management, system installations and integration, operations management, and facilities management and maintenance.

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in the mission-critical market.  These larger competitors have an infrastructure and support greater than ours, and accordingly, we have experienced some price pressure as some companies are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date, due to the economic uncertainty or lack of access to capital. Additionally, we rely on certain customers to win contracts and provide business to us under “Master Service Agreements.” We cannot be assured they will continue to win contracts and their loss of contracts could have a negative effect on our results.

Although we will closely monitor our proposal pricing and the volume of our contracts, we have seen our margins decrease on certain lines of business and cannot be certain that our current margins will be sustained.  Furthermore, given the economic environment, to the extent the volume of our contracts further decreases, we may have to take additional measures to reduce our operating costs through additional reductions in general, administrative and marketing costs, including potential reductions in personnel and related costs.

RESULTS OF OPERATIONS

Quarterly Comparison – Three months ended June 30, 2013 and 2012

Revenue

Revenue decreased $8.6 million to $7.0 million for the three months ended June 30, 2013 from $15.5 million for the same period last year. The decrease primarily relates to a $8.0 million decrease in construction management services as we had a large project in process during the prior year, a $1.0 million decrease in facilities management services due to a project start-up in the prior year, offset by the $0.7 million in revenue from the Systems Integration acquisition in May 2013.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $2.0 million compared to a gross profit of $2.3 million for the same period in the prior year. Gross profit as a percentage of revenue increased to 28.4% in the three months ended June 30, 2013 compared to 15.0% for the same period in the prior year. The increase in gross profit as a percentage of revenue is attributable primarily to the effect in the prior year of the large construction management project mentioned above, and a change in composition of work towards higher margin projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 was $2.9 million compared to $2.5 million for the same period in the prior year. The increase was primarily driven by $0.3 million in selling, general and administrative expenses from the acquired Systems Integration business and $0.2 million acquisition costs associated with its purchase in May 2013.

Impairment loss on goodwill

During the second quarter of 2012, conditions existed which indicated that the carrying value of goodwill exceeded the current fair value of our business. We conducted an analysis of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $2.1 million for the three months ended June 30, 2012.

Year to Date Comparison - Six Months Ended June 30, 2013 and 2012

Revenue

Revenue decreased $8.8 million to $21.1 million for the six months ended June 30, 2013 compared to $29.9 million for the same period in the prior year. The decrease primarily relates to a $13.4 million decrease in construction management services as we had a large project in process during the prior year offset by a $5.0 million facilities management project that occurred during the first quarter 2013 and $0.7 million in revenue from the Systems Integration business acquired in May 2013.

Gross Profit.

Gross profit was $4.7 million for the six months ended June 30, 2013 compared to $4.4 million for the same period in the prior year. Gross profit as a percentage of revenue was 22.5% for the six months ended June 30, 2013 compared to $14.7% for the same period in the prior year. The increase in gross profit as a percentage of revenue is attributable primarily to the effect in the prior year of the large construction management project mentioned above, and a change in composition of work towards higher margin projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.6 million for the six months ended June 30, 2013 compared to $5.5 million for the same period last year. The increase was primarily driven by $0.3 million in selling, general and administrative expenses from our Systems Integration business and $0.2 million of acquisition costs associated with its purchase.

Restructuring charges

Restructuring charges, consisting primarily of severance payments and equity based expense of $0.3 million were recognized in the six months ended June 30, 2012. No such charges were recorded in the current year.

Impairment loss on goodwill

During the second quarter of 2012, conditions existed which indicated that the carrying value of goodwill exceeded the current fair value of our business. We conducted an analysis of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $2.1 million for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary source of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility.

We have a $6.0 million revolving credit facility (the “Credit Facility”) with Bridge Bank, NA (“Bridge”) subject to a borrowing base of 80% of eligible accounts receivable. The Credit Facility matures on May 21, 2014 and is secured by substantially all of the Company’s assets. The Credit Facility is designed to provide working capital for general corporate purposes.

On May 21, 2013, we renegotiated a note payable which reduced the outstanding principal amount by $307,301. See Item 1. Financial Statements Note 5 – Convertible notes payable.

At June 30, 2013, there were $2.0 million in borrowings outstanding under the Credit Facility of the total available borrowing base of $3.0 million. This represented the highest amount of borrowings during the quarter and six months ended June 30, 2013. At June 30, 2013, there was $970,242 available for borrowing under the Credit Facility.

We believe our cash on hand, borrowings under the Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we do not have any off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2012 except as noted below. See also Item 1. Financial Statements Note 1 – Basis for Presentation regarding Recent Accounting Pronouncements.

Accounting for Business Combinations

In accordance with the accounting standard for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, is recorded as goodwill.

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer contracts, leases and any other significant assets or liabilities and contingent consideration. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date if we obtain more information regarding asset valuations and liabilities assumed.

Revenue Recognition

We recognize revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. Our revenue is derived from fixed-price contracts, time-and-materials contracts, cost-plus-fee contracts (including guaranteed maximum price contracts), facility service and maintenance contracts, and product shipments.

Revenue from fixed price contracts is recognized on the percentage of completion method. We apply ASC 605-35 Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs. This method is used because management considers costs incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

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

We recognize revenue from assembled products when the finished product is shipped, and collection of the resulting receivable is reasonably assured. In arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.

Inventory Valuation

We value our inventories at cost with cost determined on a first-in, first-out basis. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. Inherent in our estimates of market value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and our results of operations and financial position could be materially affected.

Intangible Assets

We recorded goodwill and intangibles with definite lives, including customer relationships and acquired software, in conjunction with the acquisition of the Systems Integration business. These intangible assets are amortized based on their estimated economic lives. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized.

GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred.  As part of the annual impairment test, we first have the option to make a qualitative assessment of goodwill for impairment.  If we are able to determine through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary.  For those reporting units for which the qualitative assessment is either not performed or indicates that further testing may be necessary, we then assess goodwill for impairment using a two-step process.  The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

We also review intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factors also could materially affect our business, financial condition, or future results:

We are not currently in a position to have a registration statement declared effective by the SEC in order to issue any debt or equity securities in the public markets.

On August 5, 2013, we failed to timely file a Form 8-K/A containing audited historical financial statements and unaudited pro-forma financial statements related to the acquisition of the Systems Integration business. The audited financial statements are required under Rule 3-05 of Regulation S-X and the pro-forma financial statements are required under Rule 8-05 of Regulation S-X. Until such time as we are able to file these financial statements for the periods required, we will not be in a position to have the SEC declare effective any registration statement. It may take an extended period of time for us to comply with these requirements, and, during that time, we would be unable to raise capital through the issuance of debt or equity securities in the public markets to fund our operations and any acquisitions.  Although we believe our existing cash on hand, our expected cash flows from operations, and borrowings under our credit facility will provide adequate liquidity and working capital to support our operations and capital requirements for the next twelve months, this inability to file a registration statement could adversely affect our liquidity, results of operations and ability to fund any acquisitions.

Our inability to maintain sufficient availability under our revolving credit facility or sufficient access to capital markets to replace that facility would have a significant impact on our business.

We maintain a revolving credit facility with Bridge Bank, National Association. Borrowings under this facility are collateralized by substantially all of our assets. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, which generally is 80% of our trade accounts receivable. In addition to cash on hand and cash flow from operations, the facility provides us with the liquidity we require to meet our operating, investing and financing needs. While we believe we can meet these needs from our operations and available sources of financing for the next 12 months, we can provide no assurances that we will be able to do so long-term. The loss of the use of the facility or the inability to replace the facility when it expires would materially impair our ability to operate our business.

Our acquisition of businesses could negatively impact our profitability and return on invested capital.

Acquisitions, including the acquisition of the Systems Integration business involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect our growth and profitability:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price paid for it, or not perform in accordance with our anticipated timetable;
•	Acquisitions could cause our financial results to differ from expectations in any given fiscal period, or over the long term;
•	Acquisition-related earnings charges could adversely impact operating results;
•	Acquisitions could place unanticipated demands on our management, operational resources and financial and internal control systems;
•	We may assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated, and the realization of any of these liabilities may increase our expenses or adversely affect our financial position;
•	As a result of acquisitions, we have in the past recorded significant goodwill and other identifiable intangible assets on our balance sheet, and, if we are not able to realize the value of these assets, we may incur charges relating to the impairment of these assets;
•	We could experience difficulty in integrating personnel, operations and financial and other systems and retaining key employees and customers;
•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition; and
•

In connection with acquisitions, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Shares	Approximate Dollar
		Average	Purchased as Part of	Amount of Shares Yet
Monthly Period During the Quarter	Total Shares	Price Paid	Publically Announced	To Be Purchase Under
Ended June 30, 2013	Purchased	per Share	Plans	Plans
April 1, 2012-April 30, 2013	9,240	$0.72	-	-
May 1, 2012-May 31, 2013	-	$-
June 1, 2012-June 30, 2013	-	$-	-	-
Total	9,240	$0.72

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

2.1	Asset Purchase Agreement, effective as of May 20, 2013, by and between arvato digital services llc and VTC, L.L.C. (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K, 2012, and incorporated herein by reference).

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, dated effective June 6, 2013 (previously filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013, and incorporated herein by reference).

10.1	Employment Agreement, dated May 13, 2013, between the Company and Maura A. McNerney (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on May 15, 2013, and incorporated herein by reference).

10.2	Stock Option Agreement, dated as of May 20, 2013, between the Company and Maura A. McNerney (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on May 15, 2013, and incorporated herein by reference).

10.3	Separation from Employment Agreement and Release, dated May 13, 2013, between the Company and Kenneth D. Schwarz (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on May 15, 2013, and incorporated herein by reference).

10.4	Business Financing Agreement, dated as of May 21, 2013, by and among Bridge Bank, National Association, the Company, Innovative Power Systems, Inc., and VTC, L.L.C. (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

10.5	Amended and Restated Convertible Promissory Note, dated May 21, 2013, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

10.6	Amendment to Executive Employment Agreement, effective as of May 21, 2013, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: August 14, 2013	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Maura McNerney
Maura McNerney
Chief Financial Officer
(Principal Financial Officer)

