Form 10-Q
period 2013-09-30
TSS, Inc.
filed 2013-11-19
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 7, 2013              14,572,002

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended September 30, 2013

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described in Part I, Item 2 of this Form 10-Q and under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$590,626	$5,608,322
Restricted cash	535,737	-
Contract and other receivables, net	10,670,948	7,525,340
Costs and estimated earnings in excess of billings on uncompleted contracts	783,986	813,348
Inventories, net	1,084,537	-
Prepaid expenses and other current assets	422,560	429,089
Total current assets	14,088,394	14,376,099
Fixed assets, net	392,061	273,451
Goodwill	1,906,688	1,768,861
Intangible assets, net	1,183,142	60,000
Other assets	167,811	19,358
Total assets	$17,738,096	$16,497,769

Current Liabilities:
Convertible notes payable, current portion, net	$133,000	$500,000
Borrowings under credit facility	3,000,000	-
Accounts payable and accrued expenses	6,971,290	5,753,347
Billings in excess of costs and estimated earnings on uncompleted contracts	2,962,481	3,028,627
Total current liabilities	13,066,771	9,281,974
Convertible notes payable, less current portion, net	732,843	1,957,301
Other liabilities	9,599	52,626
Total liabilities	13,809,213	11,291,901

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized at September 30, 2013 and December 31, 2012; none issued
Common stock, $.0001 par value, 49,000,000 shares authorized at September 30, 2013 and December 31, 2012; 15,375,191 and 15,087,526 issued at September 30, 2013 and December 31, 2012, respectively	1,538	1,509
Additional paid-in capital	67,043,684	66,305,764
Accumulated deficit	(61,604,653)	(59,597,909)
Treasury stock 820,759 and 808,754 shares at cost at September 30, 2013 and December 31, 2012, respectively	(1,511,686)	(1,503,496)
Total stockholders' equity	3,928,883	5,205,868
Total liabilities and stockholders’ equity	$17,738,096	$16,497,769

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue	$10,292,159	$9,266,635	$31,362,604	$39,117,349
Cost of revenue	8,082,147	6,637,221	24,421,908	32,102,042
Gross profit	2,210,012	2,629,414	6,940,696	7,015,307
Selling, general and administrative expenses	3,159,725	2,711,763	8,799,927	8,177,161
Restructuring and other charges	-	-	-	279,286
Impairment loss on goodwill	-	-	-	2,071,000
Loss from operations	(949,713)	(82,349)	(1,859,231)	(3,512,140)
Other income (expense):
Interest expense, net	(64,199)	(24,787)	(127,513)	(116,001)
Other expense	(5,000)	(160,000)	(20,000)	(160,000)
Loss from operations before income taxes	(1,018,912)	(267,136)	(2,006,744)	(3,788,141)
Income tax provision	-	-	-	-
Net loss	$(1,018,912)	$(267,136)	$(2,006,744)	$(3,788,141)

Basic loss per share:
Loss per common share	$(.07)	$(0.02)	$(0.14)	$(0.27)
Weighted average common shares outstanding	14,411,377	14,178,644	14,512,750	14,142,468

Diluted loss per share:
Loss per common share	$(.07)	$(0.02)	$(0.14)	$(0.27)
Weighted average common shares outstanding	14,411,377	14,178,644	14,512,750	14,142,468

See accompanying notes to the consolidated financial statements.

TSS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2012	15,087,526	$1,509	$66,305,764	808,754	$(1,503,496)	$(59,597,909)	$5,205,868
Forfeiture of restricted stock	-	-	-	12,005	(8,190)	-	(8,190)
Stock-based compensation	287,665	29	292,884	-	-	-	292,913
Contributed capital	-	-	445,036	-	-	-	445,036
Net loss	-	-	-	-	-	(2,006,744)	(2,006,744)
Balance at September 30, 2013	15,375,191	$1,538	$67,043,684	820,759	$(1,511,686)	$(61,604,653)	$3,928,883

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(2,006,744)	$(3,788,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,153	216,987
Amortization of discount on note payable	28,578	-
Provision for doubtful accounts	16,920	55,290
Stock-based compensation	292,913	402,798
Impairment loss on goodwill	-	2,071,000
Write-off (gain) on sale of property and equipment	41,219	(26,994)
Changes in operating assets and liabilities:
Increase in restricted cash	(535,737)	-
Contract and other receivables	(3,162,528)	(1,332,852)
Costs and estimated earnings in excess of billings on uncompleted contracts	29,362	2,074,287
Inventories, net	(952,230)	-
Prepaid expenses and other current assets	17,505	(123,630)
Other assets	10,619	38
Accounts payable and accrued expenses	1,217,943	(480,235)
Billings in excess of costs and estimated earnings on uncompleted contracts	(66,146)	108,446
Other liabilities	(43,027)	(16,061)
Net cash used in operating activities	(4,917,200)	(839,067)
Cash Flows from Investing Activities:
Capital expenditures	(254,047)	(253,109)
Proceeds from sale of property and equipment	-	26,994
Acquisition of a business	(1,469,243)	-
Net cash used in investing activities	(1,723,290)	(226,115)
Cash Flows from Financing Activities:
Payment of debt issuance costs	(194,016)	-
Payment on convertible notes payable	(1,175,000)	(250,000)
Proceeds from credit facility	3,000,000	-
Forfeiture of restricted stock	(8,190)	(41,235)
Net cash provided by (used in) financing activities	1,622,794	(291,235)
Net decrease in cash	(5,017,696)	(1,356,417)
Cash and cash equivalents at beginning of period	5,608,322	6,731,487
Cash and cash equivalents at end of period	$590,626	$5,375,070
Supplemental disclosure of cash flow information:
Cash paid for interest	$132,346	$110,882
Cash paid for taxes	$1,235	$1,997
Non-cash equity contribution	$445,036	$-

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities testing goodwill the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. For those entities that determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than its carrying amount, an entity is not required to perform step 2 of the goodwill impairment test. ASU 2011-8 was effective for the Company’s fiscal year ending December 31, 2012, and its adoption did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued guidance to amend and simplify the rules relating to testing indefinite-lived intangible assets other than goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The revised guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company will adopt the guidance for the December 31, 2013 annual impairment testing and does not expect that adoption to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 is effective for the Company starting the fiscal year and interim period beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

Note 2 – Acquisitions

On May 20, 2013, VTC, L.L.C. (the “Purchaser”), a wholly owned subsidiary of TSS, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Purchaser agreed to acquire certain assets and assume certain specified liabilities from arvato digital services LLC (the “Seller”) related to Seller’s data center integration business (the “Systems Integration business”) operated at its Round Rock, Texas facility.

The preliminary purchase price paid by the Purchaser under the Purchase Agreement is approximately $1,469,243, which included a negative purchase price adjustment of $5,757 to reflect the value of the purchased inventory and certain vendor prepaid amounts. A payment of $725,000 was paid in cash at closing, $375,000 was set aside in an escrow account for the purposes of satisfying any indemnification claims under the Purchase Agreement, and the balance of the purchase price of $369,243 was paid on July 1, 2013. During the three months and nine months ended September 30, 2013, the Company incurred $61,348 and $305,081, respectively, in acquisition costs associated with the purchase of the Systems Integration business. These costs were included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The Purchaser and the Seller also entered into a Transition Services Agreement and a Software License Agreement whereby the Purchaser will license purchased proprietary software back to the Seller on a non-exclusive, perpetual, royalty-free basis, with certain territorial limitations.

The Company accounted for this transaction as a business combination using the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Under the acquisition method, the purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The preliminary purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributable to the assembled workforce acquired and other factors. Goodwill is recognized in the Company’s only reportable segment as the acquisition did not result in the creation of a second reportable segment. The Company is in the process of preparing audited historical financial information of the Systems Integration business in accordance with the rules of the SEC and could identify potential adjustments to the fair value of assets acquired. The Company continues to refine the purchase price allocation and anticipates finalizing the allocation as soon as practicable but no later than one year from the acquisition date of May 20, 2013.

The following table summarizes the preliminary purchase price allocation:

May 20,
2013
Cash paid at acquisition date	$725,000
Additional installments of preliminary purchase price	744,243
Preliminary acquisition consideration	$1,469,243

Inventories	$132,307
Other current assets	10,976
Fixed assets	48,133
Goodwill	137,827
Intangible assets	1,140,000
Preliminary net assets acquired	$1,469,243

The amount of revenue and net loss of the Systems Integration business included in the Company’s unaudited condensed consolidated statement of operations were $1,118,838 and $510,511 for the three months ended September 30, 2013, respectively, and $1,770,961 and $512,550, for the nine months ended September 30, 2013, respectively.

Intangible assets included approximately $906,000 and $234,000 attributable to a customer-related intangible asset and a technology-based asset, respectively. The intangible assets attributable to the customer-related intangible asset are being amortized using the interest method, which is based on a valuation of the expected future cash flows derived from the customer-related intangible asset. The intangible assets attributable to the technology-based asset are being amortized on a straight-line basis over five years. The customer-related intangible asset represents the underlying relationships and agreements with the Seller’s existing customers. The technology-based asset represents internally developed software.

Certain acquired assets are accounted for at fair value, which is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value.

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

Inventories, fixed assets and other assets were valued using Level 1 inputs. Intangibles were valued using Level 2 inputs.

The unaudited financial information in the table below summarizes the combined results of continuing operations of the Company and the Systems Integration business, on pro forma basis, as though the acquisition had occurred as of the first day of the twelve months ended December 31, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the three and nine months ended September 30, 2013 and 2012 combines the historical results for the Company and the historical results for the Systems Integration business for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue	$10,292,159	$13,656,169	$45,268,618	$47,504,840
Net loss from continuing operations	$(957,564)	$(290,369)	$(1,143,100)	$(3,937,944)
Basic loss per share	$(0.07)	$(0.02)	$(0.08)	$(0.27)
Diluted loss per share	$(0.07)	$(0.02)	$(0.08)	$(0.27)
Basic weighted average number of common shares outstanding	14,411,377	14,178,644	14,512,750	14,142,468
Diluted weighted average number of common shares outstanding	14,411,377	14,178,644	14,512,750	14,142,468

The pro forma net loss presented does not include non-recurring acquisition costs of $61,348 and $305,081 incurred during the three months and nine months ended September 30, 2013, respectively.

Note 3 – Goodwill and Intangible Assets

The following tables highlight the Company’s intangible assets and accumulated amortization as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$1,906,688	-	$1,768,861	-
Tradename	$60,000	-	$60,000	-
Intangible assets subject to amortization:
Customer relationships	$906,000	$-	-	-
Acquired software	$234,000	$(16,858)	-	-

	Three Months Ended		Nine months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Amortization expense	$5,771	-	$16,858	-

Amortization expense for the acquired software for the year ended December 31, 2013 is expected to be approximately $28,558. Annual amortization expense for the acquired software during each year through 2017 will be approximately $46,800 and will be approximately $18,242 in 2018. Amortization expense for the customer-related intangible asset using the interest method, which is based on the expected future cash flows derived from that asset, is expected to begin in 2015 and end in 2022, and the amount of such expense will range from approximately $36,184 to $237,033.

During the three and nine months ended September 30, 2013, the Company recorded $137,827 of goodwill related to the acquisition of the Systems Integration business. There was no impairment of goodwill or intangible assets during the three and nine months ended September 30, 2013. During the second quarter of 2012, conditions existed which indicated that the carrying value of goodwill exceeded the current fair value of our business. The Company conducted an analysis of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing the business using both an income approach and a market approach resulted in a determination that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $2.1 million for the nine months ended September 30, 2012.

Note 4 – Inventories

Inventories at September 30, 2013 consisted of the following:

September 30, 2013
Finished goods	$9,254
Work in process	960,948
Raw materials	115,317
Less: Reserve on raw materials	(982)
Inventories, net	$1,084,537

The Company values its inventories at cost with cost determined on a first-in, first-out basis. Obsolete inventory or inventory in excess of its estimated usage is reserved to its estimated market value less cost to sell, if less than its cost.

Note 5 – Convertible notes payable

On May 21, 2013, the Company and Gerard J. Gallagher, the Chief Technical Officer of the Company, agreed to restructure the promissory note held by Mr. Gallagher. As part of this restructuring, Mr. Gallagher agreed to reduce the outstanding principal amount by $307,301, which is reflected as a non-cash item in the accompanying unaudited condensed consolidated statements of cash flows. After the reduction, the new principal amount due was $1.9 million, which bears interest at an annual rate of 4%. This reduction in the principal amount was agreed upon in exchange for an immediate payment of $900,000 at the time of closing, leaving an outstanding principal balance of $1.0 million. In addition, the Amended and Restated Convertible Promissory Note provides for eight quarterly principal payments of $25,000 beginning July 1, 2013, a principal payment of $100,000 on January 3, 2014, and the remaining outstanding balance due on July 1, 2015. The promissory note remains convertible into shares of the Company’s common stock at a conversion price of $7.50 per share. All amounts due under the note are immediately due and payable upon the occurrence of a “change in control” of the Company (as defined in the promissory note) or the death of Mr. Gallagher. If the Company fails to pay any amount due under the promissory note within five days after the date due, the Company must pay Mr. Gallagher a late charge equal to 5% of the amount due and unpaid. The Company’s obligations under the promissory note held by Mr. Gallagher are subordinated to the obligations under a credit facility with Bridge Bank, National Association (see Note 6 – Credit Facility).

Upon an “event of default” (as defined in the promissory note) and during the continuance of the event of default, the outstanding principal indebtedness under the promissory note will bear interest at an annual rate of 7%. If the Company fails to cure an event of default within a period of 60 days following the date of such event of default, Mr. Gallagher will have the right to convert any amount equal to not less than $25,000 but up to an amount equal to the unpaid amount due under the promissory note into that number of shares of the Company’s common stock obtained by dividing the amount being converted by a conversion price equal to 125% of the fair market value per share of the Company’s common stock. For purposes of the promissory note, the fair market value of a share of the Company’s common stock equals the average of the high and low bid prices of the Company’s common stock reported daily on the OTCQB marketplace during the twenty day period ending on the date Mr. Gallagher elects to make such conversion. Notwithstanding these conversion rights, the aggregate number of shares of the Company’s common stock that may be issued as a result of converting amounts due under the promissory note upon an event of default may not exceed 12% of the issued and outstanding shares of the Company’s common stock as of the date Mr. Gallagher initially elects to make such conversion.

The restructured note was recorded at fair market value resulting in a discount of $137,735. The discount is being amortized over the period from the date of issuance to the date the note is due using the effective interest method.

The balance of the notes payable at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Convertible, unsecured promissory note, due 2015 (4.0%), net	$865,843	$2,457,301
Less: current portion, net	133,000	500,000
Convertible notes payable, long-term, net	$732,843	$1,957,301

The unamortized discount at September 30, 2013 and December 31, 2012 was $109,157 and $0, respectively. As of September 30, 2013, $67,000 was recorded as a contra account to convertible notes payable-current, and $42,157 was recorded as a contra account to convertible notes payable, long-term.

Scheduled principal repayments on the convertible, unsecured promissory note at September 30, 2013 are as follows:

September 30, 2013
2013	$25,000
2014	200,000
2015	750,000
Total	$975,000

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

On May 21, 2013, the Company and its subsidiaries Innovative Power Systems, Inc., VTC L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. (together with the Company, collectively, “2013 Borrowers”), obtained a revolving credit facility (the “2013 Credit Facility”) from Bridge Bank, National Association (“Lender”) pursuant to a Business Financing Agreement by and among Borrowers and Lender (the “Financing Agreement”). The 2013 Borrowers’ obligations under the 2013 Credit Facility are joint and several. The obligations under the 2013 Credit Facility are secured by substantially all of the 2013 Borrowers’ assets. The maximum amount of the 2013 Credit Facility is $6,000,000. The 2013 Credit Facility is subject to a borrowing base of 80% of eligible accounts receivable, subject to customary exclusions and limitations. Borrowings under the 2013 Credit Facility will bear interest at (1) the greater of (a) the prime rate published by the Lender, which was 3.25% at September 30, 2013 or (b) 3.25%, plus (2) 2.0% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the 2013 Credit Facility, the 2013 Borrowers (a) paid a commitment fee of $30,000 to Lender and (b) are required to pay to Lender an annual fee of $30,000. The 2013 Credit Facility matures on May 21, 2015. In the event the Financing Agreement is terminated prior to May 21, 2014, the 2013 Borrowers will be required to pay a termination fee equal to $60,000 to Lender; provided that Lender will waive payment of the termination fee if the 2013 Credit Facility is transferred to or refinanced by another facility or division of Lender unless such transfer or refinance is the result of an event of default under the 2013 Credit Facility.

The 2013 Credit Facility requires that the 2013 Borrowers maintain an asset coverage ratio of at least 1.5 to 1.0. The asset coverage ratio is determined by dividing the Borrowers’ unrestricted cash on deposit with Lender plus eligible accounts receivable by the 2013 Borrower’s obligations outstanding under the 2013 Credit Facility. On September 30, 2013, the Company had an asset coverage ratio of 2.42 to 1.0.

At September 30, 2013, there was $3,000,000 in borrowings outstanding under the 2013 Credit Facility. This amount represented the highest amount of borrowings during the quarter and nine months ended September 30, 2013. Additional borrowing availability was $2,100,789 at September 30, 2013.

The Company incurred expenses of $194,016, including a commitment fee of $30,000, related to obtaining the 2013 Credit Facility. These costs are included in other assets and are being amortized over the life of the 2013 Credit Facility on a straight line basis. Approximately $24,000 and $35,000 was recorded as amortization expense for the three and nine months ended September 30, 2013, respectively.

Note 7 – Liquidity and Capital Resources

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under the 2013 Credit Facility.

As of September 30, 2013, and December 30, 2012, we had cash and cash equivalents of $590,626 and $5,608,322, respectively. We had restricted cash, which includes amounts required as collateral for a surety bond, of $535,737 as of September 30, 2013.

We believe our cash on hand, borrowings under the 2013 Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

Note 8 – Loss Per Share

Set forth in the table below is the reconciliation by quarter of the numerator (net loss) and the denominator (shares) for the computation of basic and diluted net loss per share:

	Numerator Income (Loss)	Denominator Shares	Per Share Amount
Three months ended September 30, 2013:
Basic net loss	$(1,018,912)	14,411,377	$(0.07)
Effect of dilutive securities:
Restricted stock	-	-	-
Stock Options	-	-	-
Unsecured convertible note	-	-	-
Diluted net loss	$(1,018,912)	14,411,377	$(0.07)
Three months ended September 30, 2012:
Basic net loss	$(267,136)	14,178,644	$(0.02)
Effect of dilutive securities:
Restricted stock	-	-	-
Stock Options	-	-	-
Unsecured convertible note	-	-	-
Diluted net loss	$(267,136)	14,178,644	$(0.02)
Nine months ended September 30, 2013:
Basic net loss	$(2,006,744)	14,512,750	$(0.14)
Effect of dilutive securities:
Restricted stock	-	-	-
Stock Options	-	-	-
Unsecured convertible note	-	-	-
Diluted net loss	$(2,006,744)	14,512,750	$(0.14)
Nine months ended September 30, 2012:
Basic net loss	$(3,788,141)	14,142,468	$(0.27)
Effect of dilutive securities:
Restricted stock	-	-	-
Stock Options	-	-	-
Unsecured convertible note	-	-	-
Diluted net loss	$(3,788,141)	14,142,468	$(0.27)

For the three months and nine months ended September 30, 2013, potentially dilutive shares of 2,560,666 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss. For the three and nine months ended September 30 2012, potentially dilutive shares of 2,581,142 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss.

Note 9 – Income Taxes

The Company has made no provision for income taxes for the quarters or the nine months ended September 30, 2013 and 2012 due to the net losses incurred in the periods.

The Company currently has U.S. net operating loss carryforwards. Upon examination, one or more of these net operating loss carryforwards may be limited or disallowed.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets as of September 30, 2013 and 2012.

Note 10 – Incentive Compensation Plan

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

On March 26, 2013, the Company granted 36,667 shares of restricted stock to one of its employees under the Incentive Plan. 16,667 shares vested on March 31, 2013, 6,666 shares vested on July 1, 2013, 6,667 shares will vest on each of July 1, 2014 and 2015, subject to the employee’s continued service through the vesting dates.

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

On June 5, 2013, in connection with the acquisition of the Systems Integration business, the Company granted 604,000 stock options to employees hired by the Company in connection with that acquisition. The options expire 10 years from the grant date and vest ratably over three years following the grant date, subject to the employees’ continued service through the vesting dates. These grants were not made under the Incentive Plan.

For the three months ended September 30, 2013 and September 30, 2012, the Company recorded non-cash compensation expense included in selling, general and administrative expenses of $121,000 and $100,000, respectively, and cost of revenue included a negative $53,000 and $24,000, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded non-cash compensation expense included in selling, general and administrative expenses of $287,000 and $318,000, respectively, and cost of revenue included $6,000 and $43,000, respectively.

Note 11 – Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approval process for contracts with a related party for less than $25,000.

Chesapeake Mission Critical, L.L.C. (Chesapeake MC) is 10.32% owned by Thomas P. Rosato, the Company’s former Chief Executive Officer, a former member of the Board of Directors and the holder of approximately 11.2% of the Company’s outstanding common stock. Chesapeake MC is a manufacturers’ representative reselling and servicing mechanical and electrical equipment from original equipment manufacturers.

TPR Group Re Three, LLC (TPR Group Re Three) is 50% owned by Mr. Rosato and Gerard G. Gallagher, the Company’s Chief Technical Officer and a member of the Board of Directors. TPR Group Re Three leases office space to the Company under the terms of a real property lease. The original lease term expired at December 31, 2011. Prior to expiration, the lease was renegotiated to a full service lease, excluding utilities, at $24 per square foot or an aggregate annual rate of $0.3 million, representing an annual reduction of approximately $0.2 million. The lease is cancellable by either the Company or TPR Group Re Three with six months written notice. The Company obtained an independent appraisal of the original lease, which determined the lease to be at fair value. In May 2013 this lease was extended for an additional three years, at terms consistent with the original lease. Although the Company has not obtained a new independent appraisal covering the renewal terms, the Company believes the terms of the lease renewal to be at fair value on the renewal date.

RF Realty Investments, LLC (“RF Realty”) is owned by Mr. Rosato and his family. RF Realty leases office and warehouse space to the Company. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value. In May 2013 the lease of the office space was cancelled effective July 31, 2013.

The following table sets forth transactions the Company has entered into with the above related parties for the three and nine months ended September 30, 2013 and 2012.  Cost of revenue represents costs incurred in connection with related parties which provide services to us on contracts for our customers.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of Revenue
Chesapeake Mission Critical, LLC	$-	$-	$-	$116,017
Selling, general and administrative
Office rent paid to RF Realty Investments, LLC	$42,666	$37,998	$118,662	$113,994
Office rent paid to TPR Group Re Three, LLC	69,156	69,156	208,160	232,553
Total	$111,822	$107,154	$326,822	$346,547

Note 12 – Commitments and Contingencies

The Company is from time to time involved in other litigation incidental to the conduct of the business, none of which is expected to be material to its business, financial condition or operations. The Company is not aware of any pending litigation at September 30, 2013.

During the three and nine months ended September 30, 2012, the Company settled a third party dispute that was not related to an existing customer contract or ongoing customer relationship, resulting in an amount owed of $0.2 million that was included in other expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included elsewhere in this filing.

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

Our industry has been and may be further adversely impacted by the current economic environment and tight credit conditions.  We have seen larger competitors seek to expand their services offerings including a focus in the mission-critical market.  These larger competitors have an infrastructure and support greater than ours, and, accordingly, we have experienced some price pressure as some companies are willing to take on projects at lower margins. With certain customers, we have experienced a delay in spending, or deferral of projects to an indefinite commencement date, due to the economic uncertainty or lack of access to capital. Additionally, we rely on certain customers to win contracts and provide business to us under “Master Service Agreements.” We cannot be assured they will continue to win contracts and their loss of contracts could have a negative effect on our results.

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

RESULTS OF OPERATIONS

Quarterly Comparison – Three months ended September 30, 2013 and 2012

Revenue

Revenue increased $1.0 million to $10.3 million for the three months ended September 30, 2013 from $9.3 million for the same period last year. The increase primarily relates to $1.1 million of additional revenue provided from the systems integration business acquired in May 2013. The facilities management business was down $0.6 million year over year offset by an increase in revenue of $0.3 million in each of the innovative power systems and construction management businesses and a slight increase in the consulting engineering business.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $2.2 million compared to a gross profit of $2.6 million for the same period in the prior year. Gross profit as a percentage of revenue decreased to 21.5% in the three months ended September 30, 2013 compared to 28.4% for the same period in the prior year. The decrease in gross profit as a percentage of revenue is attributable primarily to the lower margins provided by the systems integration business in addition to a decrease in higher margin facilities management business in the overall revenue mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 was $3.2 million compared to $2.7 million for the same period in the prior year. The increase was primarily driven by the addition of approximately $0.5 million of expenses related to the systems integration business and incremental costs for the period in the approximate amount of $0.3 million related to the consolidation of facilities and functional roles and in the approximate amount of $61,000 related to the acquisition of the systems integration business.

Year to Date Comparison - Nine Months Ended September 30, 2013 and 2012

Revenue

Revenue decreased $7.7 million to $31.4 million for the nine months ended September 30, 2013 compared to $39.1 million for the same period in the prior year. The decrease primarily relates to a $13.1 million decrease in construction management services as there was a large project in 2012. There was an additional decrease of $1.3 million in the facilities management business. These decreases were offset by a $5.3 million increase associated with an innovative power systems project and $1.7 million in revenue from the systems integration business acquired in May 2013.

Gross Profit

Gross profit was $6.9 million for the nine months ended September 30, 2013 compared to $7.0 million for the same period in the prior year. Gross profit as a percentage of revenue was 22.1% for the nine months ended September 30, 2013 compared to 17.9% for the same period in the prior year. The increase in gross profit as a percentage of revenue is attributable primarily to changes in the revenue mix resulting from our continued emphasis on a higher margin mix of business and the effect in the prior year of a large lower margin construction management project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.8 million for the nine months ended September 30, 2013 compared to $8.2 million for the same period last year. The increase was primarily driven by the addition of $0.7 million in selling, general and administrative expenses from our systems integration business and incremental costs for the period in the approximate amount of $0.4 million related to the consolidation of facilities and functional roles and in the approximate amount of $0.3 million related to the acquisition of the systems integration business offset by a reduction in selling, general, and administrative expenses from the same period last year as a result of restructuring and cost reduction efforts undertaken during 2012.

Restructuring charges

Restructuring charges, consisting primarily of severance payments and equity based expense of $0.3 million related to a reorganization were recognized in the nine months ended September 30, 2012. No such charges were recorded in the nine months ended September 30, 2013.

Impairment loss on goodwill

During the second quarter of 2012, conditions existed which indicated that the carrying value of goodwill exceeded the current fair value of our business. We conducted an analysis of the operations in order to identify any impairment in the carrying value of the goodwill and other intangibles related to our business. Analyzing our business using both an income approach and a market approach determined that the carrying value exceeded the current fair value of our business, resulting in goodwill impairment of $2.1 million for the nine months ended June 30, 2012. No goodwill impairment was recorded in the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility.

As of September 30, 2013, and December 30, 2012, we had cash and cash equivalents of $590,626 and $5,608,322, respectively. We had restricted cash, which includes amounts required as collateral for a surety bond, of $535,737 as of September 30, 2013.

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

At September 30, 2013, there were $3.0 million in borrowings outstanding under the Credit Facility of the total available borrowing base of $5.1 million. This represented the highest amount of borrowings during the quarter and nine months ended September 30, 2013. At September 30, 2013, there was $2.1 million available for borrowing under the Credit Facility.

We believe our cash on hand, borrowings under the Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2013 and 2012, we had no off balance sheet arrangements.

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

Intangible Assets

We recorded goodwill and intangibles with definite lives, including customer relationships and acquired software, in conjunction with the acquisition of the systems integration business. These intangible assets are amortized based on their estimated economic lives. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed, and it is not amortized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, we are not a party to any material litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against us. From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

This information discussed in this item should be read in conjunction with our discussion included in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factors also could materially affect our business, financial condition, or future results:

We are not currently in a position to have a registration statement declared effective by the SEC in order to issue any debt or equity securities in the public markets.

On August 5, 2013, we failed to timely file a Form 8-K/A containing audited historical financial statements and unaudited pro-forma financial statements related to the acquisition of the systems integration business. The audited financial statements are required under Rule 3-05 of Regulation S-X and the pro-forma financial statements are required under Rule 8-05 of Regulation S-X. Until such time as we are able to file these financial statements for the periods required, we will not be in a position to have the SEC declare effective any registration statement. It may take an extended period of time for us to comply with these requirements, and, during that time, we would be unable to raise capital through the issuance of debt or equity securities in the public markets to fund our operations and any acquisitions.  Although we believe our existing cash on hand, our expected cash flows from operations, and borrowings under our credit facility will provide adequate liquidity and working capital to support our operations and capital requirements for the next twelve months, this inability to file a registration statement could adversely affect our liquidity, results of operations and ability to fund any future acquisitions.

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

Not applicable

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Amendment to Executive Employment Agreement, effective as of August 13, 2013, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013, and incorporated herein by reference).

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: November 19, 2013	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Maura McNerney
Maura McNerney
Chief Financial Officer
(Principal Financial Officer)

