Form 10-K
period 2013-12-31
TSS, Inc.
filed 2014-04-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(410)-423-7300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	[Do not check if a smaller
Smaller reporting company ☒			reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant was approximately $5,290,088. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock, but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of April 8, 2014: 14,799,668

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relative to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K (this “Annual Report”), as well as those made in other filings with the SEC.

Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “expects,” “may,” “will,” “continue,” “forecast,” “foresee” or other similar words. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under “Risk Factors” set forth in Item 1A of this Annual Report.

We expressly disclaim any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions, or circumstances on which any forward-looking statement is based.

As used herein, expect as otherwise indicated by the context, the terms “TSS,” “Company,” “we” and “us” are used to refer to TSS, Inc. and our wholly-owned subsidiaries.

PART I.

Item 1. Business

Company Overview

General

TSS, Inc. was incorporated in Delaware on December 20, 2004 as Fortress America Acquisition Corporation, a special purpose acquisition company for the purpose of acquiring an operating business that performed services to the homeland security industry. On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, LLC and Vortech, LLC (collectively referred to as “TSS/Vortech”.) In connection with the acquisition we simultaneously changed our name to Fortress International Group, Inc. On June 5, 2013, we changed our name to TSS, Inc.

As a holding company, we operate through our wholly owned subsidiaries, VTC, LLC d/b/a Total Site Solutions (“VTC”) and Innovative Power Systems, Inc. In May 2013, VTC acquired certain assets and assumed certain liabilities related to the system integration business of arvato digital services, LLC.

We provide comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure as well as integration services. We provide a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, construction management, systems integration, systems installations and facilities management.

We maintain a facility clearance from the United States Department of Defense. This clearance enables us to access and service restricted government projects. In addition to the facility clearance, we have successfully cleared approximately one-quarter of our employees, allowing them individual access to restricted projects and facilities.

Service Offerings

We have developed a unique set of solution offerings whereby we provide a range of services that enable our customers and partners to more efficiently develop, deploy and maintain data centers and their related assets. These solutions begin with strategies for the care of information technology assets that are being housed in the facility or modular data center, including power, cooling and heat rejection and disaster recovery backup systems. We assist our customers to develop and implement total cost of ownership models that enable them to design and build efficient data centers based on their available capital. Our operating expenses are is not exclusively aligned to each service offering, as shared resources such as sales, marketing and general and administrative expenses support all services. Our solutions involve all aspects of the life cycle of the data center and are described in more detail below.

Consulting, Design and Engineering/Planning and Programming

During the initial phase of a data center project, we provide project development related services that typically include establishing project goals and a preliminary budget and schedules, setting technical parameters and requirements, and determining project team members and the overall requirements of the team.

Design and engineering service offerings typically include critical power and mechanical load calculations, mechanical design and engineering, high and medium voltage electrical design and engineering, communications and security systems design and engineering, physical vulnerability assessments, force protection design and bomb blast analyses, fire protection system design and engineering, facility systems equipment selection and facility commissioning and testing. These offerings also include post commissioning support of on-going operations.

Construction Management

Activities during this phase are detailed preparations required for a successful construction process. Work performed during the construction management phase includes project management, value engineering and design management, bid negotiation support, subcontractor pre-qualification and selection, long-lead equipment procurement, issuance of equipment and construction contracts, and refinement of project budget and schedule. Our project managers mobilize the required expertise for the project, utilizing in-house superintendents and quality control and safety professionals, as well as qualified subcontractors and support personnel, some of which have historically been provided by affiliated entities. Our project managers supervise work by project team members, including all aspects of the following: architecture and construction, electric power systems, heat rejection and cooling, energy management and controls, cooling tower systems, security systems, voice, data and network cabling, fire and life safety systems, and process piping and plumbing systems. Our project managers remain responsible for all aspects of the project until project completion and customer delivery.

The installation portion of the project is typically the longest in duration when compared to other project phases. In addition, this portion has the largest number of outside influences that can impact project goals and objectives, such as weather, non-performance of subcontractors, equipment deliveries, unexpected project changes from the owner, and influence from local authorities and utility providers. Therefore, experience, skill and mission focus are critical during the project installation period.

Facilities Management

We provide a comprehensive maintenance and service offering designed to ensure that the multiple systems critical to sustaining on-line applications in technologically intensive facilities and modular centers remain operational and functional. Typical facilities management services include overall management of the post-construction facility maintenance program, on-site staffing of technical engineering positions (e.g., electricians, HVAC mechanics, control technicians and voice/data technicians), and management of non-technical subcontracted services (e.g., security, landscaping, janitorial, pest control, snow removal, carpentry, painting and general maintenance services). Increasingly, data centers are being constructed in a modular format, whereby information technology, power and other related assets are deployed in pre-integrated solutions. Modular data centers may have lower overall cost of delivery, lower energy consumption and shorter deployment schedules compared to traditional data centers. We have developed a team to deploy and maintain high-density modular data centers. Our on-site maintenance services provide additional project revenue for us and also position us for involvement in any new facility planning, design and construction initiatives that the customer undertakes.

In addition, we have a 24X7 National Operations Center in Columbia, Maryland that has the capability of remotely monitoring our data center service contract customers’ facilities for systems operations and emergency events that could lead to outages. Temperature levels, humidity, electrical connectivity, power usage and fire alarm conditions are among the items monitored. The system maintains all site documentation for repairs and maintenance performed on each critical piece of equipment covered under our services. The information is useful to our customers in assessing operational efficiency and causes of failure, and enables them to make critical decisions on repair or replacement strategies based on the operating histories monitored.

Our service contracts are typically one to three years in duration with cancelation clauses for nonperformance, and are typically billed monthly. Our service contracts take different forms including fixed-price equipment maintenance with optional comprehensive warranty to fix failures, ticket based service with contracted rates in a master service agreement, comprehensive facility services agreements that include on site staffing, scheduled equipment maintenance and nontechnical facility services, and direct contracts for additional moves, adds and change work within a facility.

Systems Integration

We provide integrated technology services and software tools designed to accelerate the delivery of complex information technology solutions. These services include custom configuration of a broad scope of information technology products including client products, enterprise products, clusters and modular containers. The integration of this equipment is performed to our customer specifications and test criteria. We are generally not responsible for the performance of the related equipment in the field. In addition, we provide warehousing of high value equipment such as servers, switches and other information technology hardware that are generally provided on a consignment basis. Occasionally, we will procure and resell the information technology hardware.

Contracts and Customers

Our customers include United States government and homeland defense agencies and private sector businesses that in some cases are the end user of the facility or in other cases are providing a facility to a government end user. We categorize contracts where a government agency is the ultimate end user of the facility as government-related contracts.

We earned approximately 72% and 45% of our total revenue from three and two customers, respectively, for the years ended December 31, 2013 and 2012.

Sales and Marketing

Our marketing approach emphasizes expertise in information technology hardware systems, energy consumption, real estate matters and facilities programming and planning. This marketing approach allows the customer to contract for comprehensive facilities services or to contract separately for each individual project phase. Our marketing program seeks to capitalize on our industry standing, including our existing relationships and our reputation based on our performance on completed projects. We also seek to enhance our name recognition through the use of trade shows, technical seminars, direct mailings and the media.

Our headcount in sales and marketing has fluctuated as we have worked to align the skill sets with our evolving service offering, leverage partner relationships and increase the consultative capability of our sales organization. We have implemented certain marketing activities including investment in an upgraded customer relationship management software to more efficiently manage our sales activities and attendance at select trade show events and technical seminars.

Maintaining key alliances is also crucial to sales development and growth and often provides us with introductions to the customers of our alliance partners. These alliances reside with various information technology consulting firms, specialty mission-critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, information technology system integrators and firmware providers. We have key strategic alliances with large information technology corporations to provide engineering, design, construction management services, systems integration, modular solutions and facility management services.

Competition

The mission-critical information technology solutions market is large, fragmented and highly competitive. We compete for contracts based on our strong customer relationships, successful past performance record, significant technical expertise, specialized knowledge and broad service offerings. We often compete against divisions of large design and build construction and real estate firms and information technology service and equipment providers of various sizes. Some of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than us. In some cases because of diverse requirements, we frequently collaborate with these and other competitors for large projects. We expect competition in the mission-critical information technology services sector to increase in the future.

Government Regulation

Historically, we have not been subject to any significant regulation by state, federal or foreign governments. In the future, if we contract directly with the federal government versus performing on a subcontractor basis, we may be subject to increased audit and oversight of federal government agencies and the laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations would, among other things: impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles and require reconciliation; impose acquisition regulations that define reimbursable and non-reimbursable costs; restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and require the development and maintenance of a detailed ethics and compliance program.

Employees

At December 31, 2013, we had approximately 104 full-time employees. We have obtained facility clearance from the United States Department of Defense. In addition to the facility clearance, we have successfully cleared approximately one-quarter of our employees, allowing them individual access to restricted projects and facilities. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements relating to our annual stockholders’ meeting with the Securities and Exchange Commission (“SEC”). Copies of these filings, including amendments to such filings are available, free of charge, on our website, www.totalsitesolutions.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not and should not be deemed to be a part of this Annual Report or a part of any other report or filing with the SEC. All reports that we file with the SEC are available to read and copy at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.     RISK FACTORS

Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Such factors could have a significant impact on our business, operating results and financial condition. We believe the most significant of these risks and uncertainties are as follows:

We incurred a net loss in 2013 and we may experience net losses in the future.

We experienced a net loss for the year ended December 31, 2013 of $2.7 million. Although we were profitable in 2011 and 2010, we had a history of net losses from inception through 2009 and again in 2012 and 2013. Although we have made efforts to align costs with sales and gross margin volume, there can be no guarantee that we will be successful in sustaining or increasing profitability in 2014 or beyond. The uncertainty of the current economic environment and rapidly changing competitive marketplace has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability, particularly as we continue to incur significant sales and marketing and administrative expenses. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses, including the acquisition of the systems integration business from arvato digital services, LLC. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our balance sheet and book an impairment charge in our statement of operations. During the year ended December 31, 2013, we conducted such analyses that resulted in no impairment. During the year ended December 31, 2012, we recorded an impairment loss on goodwill of $2.1 million after a decline in overall market capitalization was deemed to indicate a possible impairment of goodwill during the second quarter. Net carrying value of goodwill and other indefinite lived intangibles totaled $2.0 million and $1.8 million at December 31, 2013 and 2012, respectively. The net carrying value of finite lived intangible assets totaled $1.1 million and $0 at December 31, 2013 and 2012, respectively.

Adverse global economic conditions could harm our business, liquidity and financial results.

Adverse economic conditions could negatively affect our business and results of operations, primarily through disrupting our customers’ businesses. Weak economic conditions in the United States or other countries important to our customers’ businesses may adversely affect those customers’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

We derive a significant portion of our revenues from a limited number of customers.

We derive and believe that we will continue to derive in the near term a significant portion of our revenues from a limited number of customers and we have experienced a decline from one of those customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which could have a material adverse effect on our financial condition and results of operations.  Three customers comprised 72% of total revenues and two customers comprised 45% of total revenues for the years ended December 31, 2013 and 2012, respectively.

Most of our contracts may be canceled on short notice, so our revenue and potential profits are not guaranteed.

Most of our contracts are cancelable on short notice by the customer either at its convenience or upon our default. If one of our customers terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profit from that contract. If one of our customers terminates the contract due to our default, we could be liable for excess costs incurred by the customer in re-procuring services from another source, as well as other costs. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if our customers cancel a significant number of contracts, we fail to win a significant number of our existing contracts upon re-bid or we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects. In addition, we provide services under certain master service agreements. If these agreements are terminated, we would be unable to provide on-going services to those customers.

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

Approximately 63% of our revenue is derived from fixed price contracts. Under these contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to estimate accurately the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract, and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

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

We may choose, or be required, to pay our subcontractors even if our customers do not pay or delay paying us for the related services.

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

The mission-critical information technology industry in which we operate is highly competitive and continues to become more competitive. We often compete against divisions of large design build construction and real estate firms and other information technology consulting and integration companies, including several that are large domestic companies that may have financial, technical and marketing resources that exceed our own. These larger competitors have an infrastructure and support greater than ours, and accordingly, we continue to experience some price pressure as some companies are willing to take on projects at lower margins. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. Our size often prevents us from bidding on larger, more profitable projects, which significantly reduces our growth opportunities. Although our customers currently outsource a significant portion of these services to us and our competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services to us in the future.

The industries we serve have experienced and may continue to experience rapid technological, structural and competitive changes that could reduce the need for our services and adversely affect our revenues.

The mission-critical information technology industry is characterized by rapid technological change, intense competition and changing consumer and data center needs. We generate a significant portion of our revenues from customers in the mission-critical information technology industry. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services and adversely affect our revenues and profitability. Improvements in existing technology may allow companies to improve their networks without physically upgrading them. Reduced demand for our services or a loss of a significant customer could adversely affect our results of operations, cash flows and liquidity.

A reduction in government spending has resulted in a decrease in demand for our services.

Recent plans adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget and the permissible federal debt limit, could adversely affect the economy and funding for individual programs and delay purchasing or payment decisions by some of our customers. We are unable to predict the impact that the delayed automatic cuts associated with “sequestration” or other cuts could have on our customers or suppliers. Historically, as federal, state or local government or private enterprise spending on mission-critical related capital expenditures decreased, the demand for services like those provided by us has declined. These decreases have reduced our opportunity for growth, increased our marketing and sales costs, and reduced the prices we can charge for services, which has reduced our revenue and adversely affected our operating results.

We may be unable to obtain sufficient bonding capacity to support certain service offerings.

Some of our contracts require performance and payment bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which would reduce availability under any credit facility. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds. At December 31, 2013, we had approximately $25.8 million in outstanding bonds associated with ongoing projects.

We may be unable to hire and retain sufficient qualified personnel and the loss of any of our key executive officers may adversely affect our business.

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

In extreme cases, a subcontractor’s performance deficiency could result in the customer terminating the contract for default with us. A default termination could expose us to liability for excess costs of procurement by the customer and have a material adverse effect on our ability to compete for future contracts and task orders.

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

We maintain a revolving credit facility with Bridge Bank, National Association. Borrowings under this facility are collateralized by substantially all of our assets. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, which is 80% of our eligible trade accounts receivable. In addition to cash on hand and cash flow from operations, the facility provides us with the liquidity we require to meet our operating, investing and financing needs. While we believe we can meet these needs from our operations and available sources of financing for the next 12 months, we can provide no assurances that we will be able to do so long-term. The loss of the use of the facility or the inability to replace the facility when it expires would materially impair our ability to operate our business.

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

Our insiders beneficially own a significant portion of our outstanding common stock.  Future sales of common stock by these insiders may have an adverse effect on the market price of our common stock.

Our officers, directors or their affiliates beneficially own approximately 3.2 million shares of commons stock or approximately 22% of our outstanding common shares as of December 31, 2013. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Our shares are thinly traded and may not be readily marketable.

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

On August 5, 2013, we failed to timely file a Form 8-K/A containing audited historical financial statements and unaudited pro-forma financial statements related to the acquisition of the systems integration business from arvato digital services, LLC. The audited financial statements are required under Rule 3-05 of Regulation S-X and the pro-forma financial statements are required under Rule 8-05 of Regulation S-X. Until such time as we are able to file these financial statements for the periods required, we will not be in a position to have the SEC declare effective any registration statement. It may take an extended period of time for us to comply with these requirements, and, during that time, we would be unable to raise capital through the issuance of debt or equity securities in the public markets to fund our operations and any acquisitions.  Although we believe our existing cash on hand, our expected cash flows from operations, and borrowings under our credit facility will provide adequate liquidity and working capital to support our operations and capital requirements for the next twelve months, this inability to file a registration statement could adversely affect our liquidity, results of operations and ability to fund any future acquisitions.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our principal executive offices which are located in Columbia, Maryland. Our systems integration business leases a production facility, warehouse and office space in Round Rock, TX. We believe that our facilities are adequate for our current operations and additional or replacement facilities would be available if necessary.

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

The market for our common stock is limited due to the relatively low trading volume of our common stock and lack of analyst coverage. Our common stock is currently quoted on the OTCQB tier of OTC Markets Group, Inc. under the symbol “TSSI.” The OTCQB is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTCQB, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2013 and 2012 as reported by the OTC Markets Group:

	2013		2012
	Low	High	Low	High

First Quarter	$0.41	$0.84	$0.48	$1.02
Second Quarter	0.47	0.78	0.32	0.50
Third Quarter	0.50	0.79	0.34	0.64
Fourth Quarter	0.32	0.74	0.36	0.49

As of April 8, 2014, there were 46 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners.

We did not pay dividends on our outstanding stock during the years ended December 31, 2013 and 2012. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2013 with respect to shares of our common stock that may be issued under equity compensation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,685,000	$0.47	593,208
Equity compensation plans not approved by security holders	680,000	$0.65	None
Total	2,365,000	$0.52	593,208

Item 6.     Selected Financial Data and Supplementary Financial Information

The information called for by this item is not required as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in Item 1A – Risk Factors and elsewhere in this Annual Report. The commentary should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in this Annual Report.

OVERVIEW

We provide comprehensive services for the planning, design, development, systems integration and maintenance of mission-critical facilities and information infrastructure. We provide a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, construction management, facilities management and systems integration.

Our focus is centered on growing profitability and corresponding cash flow. On an ongoing basis, we work to increase sales, improve project utilization and align selling, general and administrative expenses with sales. We continue to closely monitor our costs relative to actual and anticipated revenues. We are actively engaged in certain initiatives designed to expand our sales reach and presence, further develop our success in the modular data centers area and explore alternatives which capitalize on our expertise in designing, building and managing mission-critical programs.

A certain portion of our business relates to government entities’ mission-critical facilities requiring the relocation, renovation and upgrade of facilities to protect information networks and data processing centers. We have obtained a facility clearance from the United States Department of Defense. This clearance enables us to access and service restricted government projects. In addition to the facility clearance, we have successfully cleared approximately one-quarter of our employees, allowing them individual access to restricted projects and facilities.

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

Although we will closely monitor our proposal pricing and the volume of the work, we cannot be certain that our anticipated margins will be sustained. Furthermore, given the economic environment and the volume of our contracts, in the first quarter of 2012, we took additional measures to reduce our operating costs through reductions in general, administrative and marketing cost, reductions in personnel and related costs of approximately $3.0 million the full effect of which was not realized until 2013.

Operations Overview

We contract with our customers under five primary contract types: cost-plus-fee, guaranteed maximum price, time-and-materials, fixed-price contracts and fixed price facility service and maintenance contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

Our operating income, or revenue minus cost of revenue, selling, general and administrative expenses and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, and how we manage our costs.

Our cash position is driven primarily by the level of net income, working capital in accounts receivable, capital expenditures and acquisition activities.

Acquisition of Systems Integration business

On May 21, 2013, we acquired certain assets of and assumed certain liabilities of the systems integration business of arvato digital services, LLC. The purchase price totaled approximately $1.5 million, of which $0.7 million was paid at closing, $0.4 million was placed in an escrow account to be paid on May 21, 2014, and $0.4 million was paid on July 1, 2013 after a reconciliation of working capital. See Item 8. Financial Statements and Supplementary Data Note 2 – Acquisitions to the audited consolidated financial statements for additional discussion of this acquisition.

RESULTS OF OPERATIONS

Years ended December 31, 2013 and 2012

Revenue

Revenue decreased $3.3 million to $44.4 million for the year ended December 31, 2013 from $47.7 million for the year ended December 31, 2012. The decrease primarily relates to an $8.3 million decrease in construction management services and a $0.8 million decrease in consulting services. The decrease in construction management services related primarily to a large project that occurred in 2012. These decreases were offset by a $1.0 million increase in the facilities management services, which represented one large equipment sale in the first quarter of 2013 offset by a large one-time project in 2012 which did not have an equivalent replacement in 2013. $4.8 million in revenue was contributed by the systems integration business which was acquired in May 2013.

Gross Profit

Gross profit for 2013 was $9.0 million compared to $9.4 million in the prior year, which, as a percentage of revenue, represented an increase from 19.8% to 20.2%. The increase in gross margin as a percent of revenue is a result of the slight change in mix of gross profit contributed by each of the services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.7 million to $11.2 million for the year ended December 31, 2013 from $10.5 million for the year ended December 31, 2012. The increase was the result of the addition of selling, general and administrative expenses of $1.2 million contributed by the system integration business since the acquisition in May 2013 offset by the continuing impact of the restructuring efforts that occurred during 2012 and a continued focus on controlling expenses.

Restructuring charges

Restructuring charges, consisting primarily of severance payments and equity based expense, were $0.3 million for the year ended December 31, 2012. We continued to closely monitor our bookings and anticipated revenues during 2013 and took actions to reduce operating costs in absence of a formal restructuring plan and included these expenses in selling, general and administrative costs as noted above.

Impairment loss on goodwill

Impairment loss on goodwill and other intangibles was $2.1 million for the year ended December 31, 2012. We evaluated our goodwill at the end of 2013 for impairment and determined that no further impairment was considered necessary.

Other income (expense), net

Other income (expense), net decreased $0.2 million to $20,000 for the year ended December 31, 2013 from $0.2 million for the year ended December 31, 2012. During the year ended December 31, 2012, we settled a dispute with a third party resulting in an amount owed of $0.2 million. The parties reached a mutual settlement that included a general release through the date of the agreement. As this settlement was unrelated to an existing customer contract or ongoing customer relationship, it has been included as other income (expense), net.

LIQUIDITY AND CAPITAL RESOURCES

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

During the first quarter 2012, as a result of the decline in profitability we failed to comply with certain financial covenants under the revolving credit facility then in place, which was terminated effective June 28, 2012. At the time of covenant violation and subsequent termination of the credit agreement, we had no outstanding borrowings under the credit agreement and incurred no fees or penalties.

In May 2013, we entered into a Business Financing Agreement (referred to as the “Credit Facility”) with Bridge Bank, National Association (“Bridge Bank”). The Credit Facility provided the liquidity necessary to acquire the systems integration business and restructure a note payable to a shareholder as well as fund the working capital needs of the systems integration business in the short term until such time as receivables generated from the new business were collectable.

The Credit Facility is a $6.0 million asset based revolving credit facility. The Credit Facility matures on May 20, 2015 and is secured by substantially all of our assets. Revolving credit loans are limited to a borrowing base of 80% percent of eligible accounts receivable. The Credit Facility requires that we maintain an asset coverage ratio of at least 1.5 to 1.0.

We, at our discretion, may prepay outstanding principal, in whole or part, at any time. The Credit Facility requires payment of outstanding obligations and accrued interest upon certain events, including the event the amount outstanding under the Credit Facility exceeds the borrowing base. The Credit Facility contains customary provisions which enable Bridge Bank to accelerate payment of outstanding obligations under the Credit Facility upon certain events, including, among others, non-payment of amounts due under the Credit Facility, breach of the asset coverage ratio, insolvency, bankruptcy, a change in control and failure to perfect certain liens on the collateral securing the obligations under the Credit Facility. We were in compliance with all provisions of the Credit Facility as of December 31, 2013.

At December 31, 2013, there was $3.0 million in outstanding borrowings under the Credit Facility leaving approximately $1.0 million of borrowing availability. The highest level of borrowings outstanding during 2013 was $3.0 million.

We believe that our cash on hand of $3.3 million as of December 31, 2013, borrowings available to us under the Credit Facility and expected future cash generated from operations will provide adequate resources to meet our operational needs for the next twelve months, including debt payments of $0.2 million. We do not anticipate our capital expenditures to be significant.

We believe the systems integration business will be accretive to our net income during the next twelve months and believe the restructuring efforts undertaken during the last two years will continue to result in reductions in our overhead expenses.

At December 31, 2013, there was $0.5 million in a restricted cash account which represents a contract commitment to fund future expenses related to a large contract signed in February 2013. In the first quarter of 2014, a portion of the restricted cash was released and returned to fund general operations.

Net cash used in operating activities was $2.0 million in 2013 compared with $0.5 million in 2012. The increase was the result of an increase in net loss after non-cash items of $0.8 million in 2013 along with a change in working capital.

Net cash used in investing activities was $1.8 million in 2013 compared with $0.2 million in 2012. The acquisition of the systems integration business resulted in the use of $1.5 million in cash with the additional cash used to fund the acquisition of capital assets in the normal course of business.

Net cash provided by financing activities was $1.6 million in 2013 compared to net cash used of $0.4 million in 2012. The increase in 2013 was the result of borrowings on the Credit Facility of $3.0 million offset by $1.2 million in repayments on the convertible note payable.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2013, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates because of conditions, which differ from those assumed.

The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

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

Revenue from fixed price contracts is recognized on the percentage of completion method. We apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts (“ASC 605-35”), recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs. This method is used because management considers costs incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, are classified as current assets for the majority of our projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.

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

Generally Accepted Accounting Principles (“GAAP”) requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred.  As part of the annual impairment test, we first have the option to make a qualitative assessment of goodwill for impairment.  If we are able to determine through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For those reporting units for which the qualitative assessment is either not performed or indicates that further testing may be necessary, we then assess goodwill for impairment using a two-step process.  The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

We also review intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

Stock Based Compensation

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

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred income taxes, net of valuation allowances, for the estimate future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We evaluate the realizability of deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider all available evidence, both positive and negative, in making this assessment.

If we determine that we expect to realize deferred tax assets in excess of the recorded net amounts, a reduction in the deferred tax asset valuation allowance would decrease income tax expense in the period such determination is made. Alternatively, if we determine that we no longer expect to realize a portion of our net deferred tax assets, an increase in the deferred tax asset valuation allowance would increase income tax expense in the period such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon the ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2012, the FASB issued guidance to amend and simplify the rules relating to testing indefinite-lived intangible assets other than goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The revised guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the guidance for the December 31, 2013 annual impairment testing and the adoption of such did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 is effective starting the fiscal year and interim period beginning on January 1, 2014. We do not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 8.      Financial Statements and Supplementary Data.

(a) Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TSS, Inc.

Columbia, MD

We have audited the accompanying consolidated balance sheets of TSS, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSS, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

McLean, Virginia

April 15, 2014

TSS, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
Current Assets:
Cash and cash equivalents	$3,290,989	$5,608,322
Restricted cash	501,565	-
Contract and other receivables, net	8,410,078	7,525,340
Costs and estimated earnings in excess of billings on uncompleted contracts	543,940	813,348
Inventories, net	216,676	-
Prepaid expenses and other current assets	448,004	429,089
Total current assets	13,411,252	14,376,099
Fixed assets, net	436,632	273,451
Goodwill	1,906,688	1,768,861
Other intangible assets, net	1,116,157	60,000
Other assets	154,535	19,358
Total assets	$17,025,264	$16,497,769

Current Liabilities:
Convertible notes payable, current portion, net	$137,000	$500,000
Borrowings under credit facility	3,000,000	-
Accounts payable and accrued expenses	7,589,522	5,753,347
Billings in excess of costs and estimated earnings on uncompleted contracts	2,316,360	3,028,627
Total current liabilities	13,042,882	9,281,974
Convertible notes, less current portion	722,843	1,957,301
Other liabilities	9,423	52,626
Total liabilities	13,775,148	11,291,901

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, 49,000,000 shares authorized; 15,395,191 and 15,087,526 issued; 14,572,002 and 14,278,772 outstanding at December 31, 2013 and December 31, 2012, respectively	1,540	1,509
Additional paid-in capital	67,152,576	66,305,764
Treasury stock 823,189 and 808,754 shares at cost at December 31, 2013 and December 31, 2012, respectively	(1,511,686)	(1,503,496)
Accumulated deficit	(62,392,314)	(59,597,909)
Total stockholders' equity	3,250,116	5,205,868
Total liabilities and stockholders’ equity	$17,025,264	$16,497,769

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012

Revenue	$44,428,946	$47,674,127
Cost of revenue	35,456,456	38,235,561
Gross profit	8,972,490	9,438,566
Selling, general and administrative expenses	11,191,532	10,456,119
Restructuring and other charges	-	279,286
Depreciation and amortization	357,932	291,709
Impairment loss on goodwill	-	2,071,000
Loss from operations	(2,576,974)	(3,659,548)
Interest expense, net	(197,431)	(140,783)
Other expense, net	(20,000)	(160,000)
Loss before income taxes	(2,794,405)	(3,960,331)
Income tax provision	-	-
Net loss	$(2,794,405)	$(3,960,331)

Basic loss per share	$(0.19)	$(0.28)
Weighted average common shares outstanding	14,375,040	14,172,513

Diluted loss per share	$(0.19)	$(0.28)
Diluted weighted average common shares outstanding	14,375,040	14,172,513

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2012	14,749,362	$1,475	$65,805,358	720,949	$(1,450,455)	$(55,637,578)	$8,718,800
Purchase of treasury stock	-	-	-	87,805	(53,041)	-	(53,041)
Stock-based compensation	338,164	34	500,406	-	-	-	500,440
Net loss for the year	-	-	-	-	-	(3,960,331)	(3,960,331)
December 31, 2012	15,087,526	$1,509	$66,305,764	808,754	$(1,503,496)	$(59,597,909)	$5,205,868
Purchase of treasury stock	-	-	-	14,435	(8,190)	-	(8,190)
Stock-based compensation	307,665	31	401,776	-	-	-	401,807
Contributed capital			445,036				445,036
Net loss for the year	-	-	-	-	-	(2,794,405)	(2,794,405)
December 31, 2013	15,395,191	$1,540	$67,152,576	823,189	$(1,511,686)	$(62,392,314)	$3,250,116

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(2,794,405)	$(3,960,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,932	291,709
Provision for doubtful accounts	22,873	45,358
Stock-based compensation	401,807	500,440
Impairment loss on goodwill	-	2,071,000
Loss (gain) on sale of fixed assets	40,919	(27,000)
Amortization of discount on note payable	47,578	-
Changes in operating assets and liabilities:
Restricted cash	(501,565)	-
Contracts and other receivables	(907,611)	(422,984)
Costs and estimated earnings in excess of billings on uncompleted contracts	269,408	1,916,076
Inventory, net	(84,370)	-
Prepaid expenses and other current assets	(7,939)	68,623
Other assets	(356)	1,617
Accounts payable and accrued expenses	1,836,173	(1,132,747)
Billings in excess of costs and estimated earnings on uncompleted contracts	(712,267)	209,259
Other liabilities	(43,203)	(23,447)
Net cash used in operating activities	(2,075,026)	(462,427)
Cash Flows from Investing Activities:
Capital expenditures	(371,158)	(259,697)
Proceeds from the sale of fixed assets	300	27,000
Acquisition of a business	(1,469,243)	-
Net cash used in investing activities	(1,840,101)	(232,697)
Cash Flows from Financing Activities:
Payments on convertible notes and seller notes	(1,200,000)	(375,000)
Purchase of treasury stock	(8,190)	(53,041)
Payment of debt issuance costs	(194,016)	-
Proceeds from line of credit	3,000,000	-
Net cash provided by (used in) financing activities	1,597,794	(428,041)
Net decrease in cash	(2,317,333)	(1,123,165)
Cash, beginning of period	5,608,322	6,731,487
Cash, end of period	$3,290,989	$5,608,322
Supplemental disclosure of cash flow information:
Cash paid for interest	$145,520	$136,353
Cash paid for taxes	5,629	6,567
Non-cash equity contribution	445,036	-

See accompanying notes to consolidated financial statements.

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

TSS, Inc. (“TSS” or the “Company”), through its wholly owned subsidiaries VTC, LLC d/b/a Total Site Solutions (“VTC”) and Innovative Power Systems, Inc. (“Innovative”) provides comprehensive services for the planning, design, systems integration, development and maintenance of mission-critical facilities and information infrastructure. The Company provides a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. The Company’s services consist of technology consulting, design and engineering, construction management, facilities management and systems integration. The Company’s corporate offices are in Columbia, MD and the Company operates a production facility and warehouse in Round Rock, TX.

Summary of Significant Accounting Policies

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates which are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. The Company’s revenue is derived from fixed-price contracts, time and material contracts, cost-plus-fee contracts (including guaranteed maximum price contracts), and facility service, maintenance contracts and product shipments. The Company’s primary source of revenue is from fixed-price contracts and the Company applies ASC 605-35, Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt.  The fair value of the long-term debt is disclosed in Note 8 – Convertible Notes Payable and Note 9 – Credit Facility. The carrying amounts of the other financial instruments approximate their fair value at December 31, 2013 and 2012, due to the short-term nature of these items. See Note 12 – Fair Value Measurements.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. See Note 3 – Contracts and Other Receivables.

Accounting for Business Combinations

In accordance with the accounting standard for business combinations, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, is recorded as goodwill.

Management uses all available information to estimate fair values. The Company typically engages outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer contracts, leases and any other significant assets or liabilities and contingent consideration. Preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. At December 31, 2013 and 2012 the Company did not have cash invested in interest bearing accounts. At December 31, 2013, the Company had unrestricted cash of $3.3 million in excess of FDIC insured limits.

Restricted Cash

Restricted cash represents funds being held by a third party for the purposes of funding future expenses related to a large contract that was signed in February 2013. At December 31, 2013, the Company had restricted cash of $0.3 million in excess of FDIC insured limits.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all purchased inventory. The Company writes down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. Inherent in our estimates of market value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and our results of operations and financial position could be materially affected.

Fixed Assets

Fixed assets are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. Depreciation expense is included in operating expenses in the statement of operations. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair market value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. The Company awards shares of restricted stock and stock options to employees, managers, executive officers and directors.

During the years ended December 31, 2013 and 2012, the Company incurred approximately $10,000 and $64,000, respectively in non-cash compensation expense which is included in Cost of Revenue and $0.4 million in each year in non-cash compensation expense which was included in Selling, general and administrative expenses. The Company’s stock-based employee compensation plans are described more fully in Note 13 – Share Based Payments.

Advertising Costs

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Total advertising costs were approximately $69,000 and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

Contract and Other Receivables

Accounts receivable are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts. Included in accounts receivable is retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific identification.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable.  At December 31, 2013 and 2012, bonds outstanding totaled $25.8 million and $18.5 million, respectively, and the sureties were indemnified in the event of a loss by related project receivables of $19,283 and $0.8 million, respectively.

Goodwill and Intangible Assets

The Company recorded goodwill and intangibles with definite lives, including customer relationships and acquired software, in conjunction with the acquisition of the systems integration business. These intangible assets are amortized based on their estimated economic lives. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed, and it is not amortized.

GAAP requires management to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, management first has the option to make a qualitative assessment of goodwill for impairment. If management is able to determine through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For those reporting units for which the qualitative assessment is either not performed or indicates that further testing may be necessary, management may then assess goodwill for impairment using a two-step process. The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, management must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

The Company also reviews intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

The Company has elected to use December 31 as its impairment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. During the year ended December 31, 2012, the Company performed a quantitative interim analysis that resulted in an impairment loss of $2.1 million. The Company performed a qualitative analysis as of December 31, 2013 and 2012 and concluded there was no additional impairment. At December 31, 2013 and 2012, the residual carrying value of goodwill was $1.9 million and $1.8 million, respectively. See Note 6 – Goodwill and Intangible Assets and Note 12 – Fair Value Measurements.

Shipping and Freight Costs

Costs to ship products to customers which consist primarily of freight expenses are expensed as incurred and are included in Cost of Revenue. Total shipping and freight costs were approximately $0.5 million and $0 for the years ended December 31, 2013 and 2012, respectively.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A full valuation allowance has been recorded against the Company’s net deferred tax assets, because the Company has concluded that under relevant accounting standards, it is more likely than not that deferred tax assets will not be realizable. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares outstanding for the year. Diluted loss per common share is computed similarly; however, it is adjusted for the effects of the assumed exercise of the Company’s outstanding stock options and the vesting of outstanding shares of restricted stock, if applicable. The weighted-average number of shares outstanding and the weighted-average number of diluted shares outstanding are calculated in accordance with GAAP. See Note 16 – Loss Per Share.

Treasury Stock

The Company accounts for treasury shares using the cost method. Purchases of shares of common stock are recorded at cost and results in a reduction of stockholders’ equity. The Company holds repurchased shares in treasury for general corporate purposes, including issuances under various employee compensation plans. When treasury shares are issued, the Company uses a weighted average cost method. Purchase costs in excess of reissue price are treated as a reduction of retained earnings. Reissue price in excess of purchase costs is treated as additional paid-in-capital.

Recent Accounting Standards

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

Note 2 – Acquisition

On May 20, 2013, VTC (the “Purchaser”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Purchaser agreed to acquire certain assets and assume certain specified liabilities from arvato digital services LLC (the “Seller”) related to the Seller’s data center integration business (the “Systems Integration business”) operated at its Round Rock, Texas facility.

The preliminary purchase price paid by the Purchaser under the Purchase Agreement was approximately $1.5 million, which included a negative purchase price adjustment of $5,757 to reflect the value of the purchased inventory and certain vendor prepaid amounts. A payment of approximately $0.7 million was paid in cash at closing, $0.4 million was set aside in an escrow account for the purposes of satisfying any indemnification claims under the Purchase Agreement, and the balance of the purchase price of $0.4 million was paid on July 1, 2013. During the year ended December 31, 2013, the Company incurred $0.3 million in acquisition costs associated with the purchase of the Systems Integration business. These costs were included in Selling, general and administrative expenses.

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

The Company accounted for this transaction as a business combination using the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Under the acquisition method, the purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation included goodwill and other intangible assets. Recognition of goodwill is largely attributable to the assembled workforce acquired and other factors. Goodwill is recognized in the Company’s only reportable segment as the acquisition did not result in the creation of a second reportable segment.

The following table summarizes the purchase price allocation:

May 20,
2013
Cash paid at acquisition date	$725,000
Additional installments of preliminary purchase price	744,243
Acquisition consideration	$1,469,243

Inventories	$132,307
Other current assets	10,976
Fixed assets	48,133
Goodwill	137,827
Intangible assets	1,140,000
Net assets acquired	$1,469,243

The amount of revenue and net loss of the Systems Integration business included in the Company’s statement of operations was $4.8 million and $0.6 million for the year ended December 31, 2013.

Intangible assets included approximately $0.9 million and $0.2 million attributable to a customer-related intangible asset and a technology-based asset, respectively. The intangible assets attributable to the customer-related intangible asset are being amortized on a straight-line basis over ten years. The intangible assets attributable to the technology-based asset are being amortized on a straight-line basis over five years. The customer-related intangible asset represents the underlying relationships and agreements with the Seller’s existing customers. The technology-based asset represents internally developed software.

Inventories, fixed assets and other assets were valued at cost which approximates fair value. Intangibles were valued using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant.

The unaudited financial information in the table below summarizes the combined results of continuing operations of the Company and the Systems Integration business, on pro forma basis, as though the acquisition had occurred as of the first day of the twelve months ended December 31, 2012 and reflects the effect of business acquisition accounting from the acquisition, including the amortization expense of acquired intangible assets. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the years ended December 31, 2013 and 2012 combines the historical results for the Company and the historical results for the Systems Integration business for the years ended December, 2013 and 2012.

	Year Ended
	December 31, 2013	December 31, 2012
Revenue	$58,334,960	$61,488,004
Net loss from continuing operations	$(1,914,431)	$(4,583,302)
Basic loss per share	$(0.13)	$(0.32)
Diluted loss per share	$(0.13)	$(0.32)
Basic weighted average number of common shares outstanding	14,375,040	14,172,513
Diluted weighted average number of common shares outstanding	14,375,040	14,172,513

The pro forma net loss presented does not include non-recurring acquisition costs of $0.3 million incurred during the year ended December 31, 2013.

Note 3 – Contract and Other Receivables

The Company performs services principally in the United States. The Company’s sales to its three largest customers for the year ended December 31, 2013 represented 30%, 29% and 13% of total revenues, respectively. For the year ended December 31, 2012, the major customers represented 30% and 15% of total revenues, respectively. Contract receivables from these customers at December 31, 2013 and 2012 was $5.1 million and $3.7 million, respectively.

Retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project, represented $1.0 million and $0.2 million and was included in Contract and other receivables.

The Company performs ongoing evaluations of the credit worthiness of its customers and maintains and allowance for potential doubtful accounts. Contracts and other receivables at December 31, 2013 and 2012 are stated net of allowances for doubtful accounts of approximately $24,000 and $44,000, respectively.

Note 4 – Inventories

Inventories at December 31, 2013 consisted of the following:

December 31, 2013
Work in process	$46,162
Raw materials	176,013
Less: Reserve on raw materials	(5,499)
Inventories, net	$216,676

The Company values its inventories at cost with cost determined on a first-in, first-out basis. Obsolete inventory or inventory in excess of its estimated usage is reserved to its estimated market value less cost to sell, if less than its cost.

Note 5 – Fixed Assets

Property and equipment consisted of the following:

	Estimated Useful	December 31,
	Lives	2013	2012
Vehicles	5 years	$31,874	$80,842
Trade equipment	5 years	208,068	171,223
Leasehold improvements	2 – 5 years	196,126	633,865
Furniture and fixtures	7 years	68,219	62,776
Computer equipment and software	3 years	921,124	692,565
		1,425,411	1,641,271
Less accumulated depreciation		(988,779)	(1,367,820)
Property and equipment, net		$436,632	$273,451

Depreciation of fixed assets and amortization of leasehold improvements and software totaled $0.2 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively.

Note 6 – Goodwill and Intangible Assets

GAAP specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impartment at least on an annual basis. During the second quarter of 2012, the Company determined based on the overall decline of market capitalization value of the Company, an indicator of impairment was present and based upon tests performed recorded an impairment charge of $2.1 million.

The Company recorded approximately $0.1 million of goodwill related to the acquisition of the Systems Integration business. In connection with that acquisition, the Company recorded approximately $1.1 million of identifiable intangible assets. As of December 31, 2013, $0.9 million represents customer relationships and $0.2 million represents acquired software.

The following tables highlight the Company’s intangible assets and accumulated amortization as of December 31, 2013 and 2012:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$1,906,688	-	$1,768,861	-
Tradename	$60,000	-	$60,000	-
Intangible assets subject to amortization:
Customer relationships	$906,000	$(55,285)	-	-
Acquired software	$234,000	$(28,558)	-	-

The Company recognized amortization expense related to intangibles of approximately $84,000 and $0 for the years ended December 31, 2013 and 2012, respectively.

Annual amortization expense for the acquired software during each year through 2017 will be approximately $47,000 and will be approximately $18,000 in 2018. Amortization expense for the customer-related intangible asset is expected to be approximately $91,000 during each year through 2022 and approximately $35,000 in 2023.

Note 7 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Accounts payable	$5,015,964	$2,022,893
Accounts payable retainage	272,450	462,983
Accrued expenses	1,636,301	2,332,572
Compensation, benefits and related taxes	627,532	649,202
Restructuring liability	-	54,141
Other accrued expenses	37,275	231,556
Total accounts payable and accrued expenses	$7,589,522	$5,753,347

In an effort to align the Company’s resources with anticipated types of services and volume, during the year ended December 31, 2012 the Company adopted a restructuring plan that included a reduction in employee work force by 18 employees. The restructuring plan resulted in a restructuring charge in the amount of $0.3 million, which was principally related to stock based compensation, estimated employee severance and post-employment health care costs to be paid by the Company in connection with implementing the restructuring plan. During the years ended December 31, 2013 and 2012, the Company made cash payments related to the employee severance totaling $0.1 million and $0.2 million, respectively.

Note 8 – Convertible notes payable

On May 21, 2013, the Company and Gerard J. Gallagher, the Chief Technical Officer of the Company, agreed to restructure the promissory note held by Mr. Gallagher. As part of this restructuring, Mr. Gallagher agreed to reduce the outstanding principal amount by $0.3 million, which is reflected as a non-cash item in the accompanying audited condensed consolidated statements of cash flows. After the reduction, the new principal amount due was $1.9 million, which bears interest at an annual rate of 4%. This reduction in the principal amount was agreed upon in exchange for an immediate payment of $900,000 at the time of closing, leaving an outstanding principal balance of $1.0 million. In addition, the Amended and Restated Convertible Promissory Note provides for eight quarterly principal payments of $25,000 beginning July 1, 2013, a principal payment of $100,000 on January 3, 2014, and the remaining outstanding balance due on July 1, 2015. The promissory note remains convertible into shares of the Company’s common stock at a conversion price of $7.50 per share. All amounts due under the note are immediately due and payable upon the occurrence of a “change in control” of the Company (as defined in the promissory note) or the death of Mr. Gallagher. If the Company fails to pay any amount due under the promissory note within five days after the date due, the Company must pay Mr. Gallagher a late charge equal to 5% of the amount due and unpaid. The Company’s obligations under the promissory note held by Mr. Gallagher are subordinated to the obligations under a credit facility with Bridge Bank, National Association (see Note 9 – Credit Facility).

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

The Company incurred approximately $40,000 related to the restructuring of the note. These costs are included in other assets and are being amortized over the life of the note on a straight-lined basis. Approximately $12,000 was recorded as amortization expense for the year ended December 31, 2013.

The restructured note was recorded at fair market value resulting in a discount of $0.1 million. The discount is being amortized over the period from the date of issuance to the date the note is due using the effective interest method.

The balance of the notes payable at December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Convertible, unsecured promissory note, due 2015 (4.0%), net	$859,843	$2,457,301
Less: current portion, net	137,000	500,000
Convertible notes payable, long-term, net	$722,843	$1,957,301

The unamortized discount at December 31, 2013 and 2012 was $90,157 and $0, respectively. As of December 31, 2013, $63,000 was recorded as a contra account to convertible notes payable-current, and $27,157 was recorded as a contra account to convertible notes payable, long-term.

Scheduled principal repayments on the convertible, unsecured promissory note at December 31, 2013 are as follows:

2014	200,000
2015	750,000
Total	$950,000

Note 9 – Credit Facility

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

On May 21, 2013, the Company and its subsidiaries Innovative Power Systems, Inc., VTC L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. (together with the Company, collectively, “2013 Borrowers”), obtained a revolving credit facility (the “2013 Credit Facility”) from Bridge Bank, National Association (“Lender”) pursuant to a Business Financing Agreement by and among Borrowers and Lender (the “Financing Agreement”). The 2013 Borrowers’ obligations under the 2013 Credit Facility are joint and several. The obligations under the 2013 Credit Facility are secured by substantially all of the 2013 Borrowers’ assets. The maximum amount of the 2013 Credit Facility is $6.0 million. The 2013 Credit Facility is subject to a borrowing base of 80% of eligible accounts receivable, subject to customary exclusions and limitations. Borrowings under the 2013 Credit Facility will bear interest at (1) the greater of (a) the prime rate published by the Lender, which was 3.25% at September 30, 2013 or (b) 3.25%, plus (2) 2.0% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the 2013 Credit Facility, the 2013 Borrowers (a) paid a commitment fee of $30,000 to Lender and (b) are required to pay to Lender an annual fee of $30,000. The 2013 Credit Facility matures on May 21, 2015. In the event the Financing Agreement is terminated prior to May 21, 2014, the 2013 Borrowers will be required to pay a termination fee equal to $60,000 to Lender; provided that Lender will waive payment of the termination fee if the 2013 Credit Facility is transferred to or refinanced by another facility or division of Lender unless such transfer or refinance is the result of an event of default under the 2013 Credit Facility.

The 2013 Credit Facility requires that the 2013 Borrowers maintain an asset coverage ratio of at least 1.5 to 1.0. The asset coverage ratio is determined by dividing the Borrowers’ unrestricted cash on deposit with Lender plus eligible accounts receivable by the 2013 Borrower’s obligations outstanding under the 2013 Credit Facility. On December 31, 2013, the Company had an asset coverage ratio of 2.85 to 1.0.

At December 31, 2013, there was $3.0 million in borrowings outstanding under the 2013 Credit Facility. This amount represented the highest amount of borrowings during the year ended December 30, 2013. Additional borrowing availability was approximately $1.0 million at December 31, 2013.

The Company incurred expenses of $0.2 million, including a commitment fee of $30,000, related to obtaining the 2013 Credit Facility. These costs are included in other assets and are being amortized over the life of the 2013 Credit Facility on a straight line basis. Approximately $47,000 was recorded as amortization expense for the year ended December 31, 2013.

Note 10 – Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision/(benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2013	2012
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(934,708)	(862,244)
State	(330,558)	(246,116)
Total benefit for income taxes before valuation allowance	$(1,265,266)	$(1,108,360)
Change in valuation allowance	1,265,266	1,108,360
Total provision (benefit) for income taxes	$-	$-

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Gross current deferred taxes:
Deferred tax assets:
Accrued expenses	$35,091	$151,614
Gross current deferred tax assets before valuation allowance	35,091	151,614
Valuation allowance	(13,742)	(140,880)
Gross current deferred tax assets	$21,349	$10,734
Deferred tax liabilities:
Prepaid expenses	$(21,349)	$(10,734)
Deferred current tax liabilities	(21,349)	(10,734)
Net current deferred taxes	$-	$-
Non-current deferred taxes:
Deferred tax assets:
Net operating loss carryover	$10,807,586	$9,052,085
Goodwill and other intangibles	5,394,546	5,946,667
Deferred compensation	366,208	232,424
Depreciation	211,800	156,497
Other carryovers and credits	21,095	21,157
Gross non-current deferred tax assets before valuation allowance	16,801,235	15,408,830
Valuation allowance	(16,801,235)	(15,408,830)
Gross non-current deferred tax assets	$-	$-
Deferred tax liabilities:
Amortization of goodwill and other	-	-
Deferred non-current tax liabilities	$-	$-
Net non-current deferred taxes	$-	$-

At December 31, 2013 and 2012, the Company had net operating losses (“NOL”) totaling $26.7 million and $22.8 million, respectively, to be carried forward 20 years to offset future taxable income and any unused NOL will begin to expire in 2027. At December 31, 2013 and 2012, the Company has recorded a deferred tax asset and corresponding valuation allowance of $10.8 million and $9.1 million, respectively, reflecting the federal and state benefit of the remaining loss carryforwards.

The Company does not believe its net operating loss will be limited under Internal Revenue Code (“IRC”) Section 382 and believes it will also be available for state income tax purposes subject to state carryforward limitations.  IRC Section 382 limits the utilization of net operating loss in years subsequent to an owner shift based upon the value of the Company at the date of the owner shift.  The Company has not undertaken a detailed study in connection with IRC Section 382 in order to determine if there is any limitation of the utilization of its net operating loss carryforward.  If IRC Section 382 limitation were deemed to apply, the Company’s gross deferred tax asset and its corresponding valuation allowance could be reduced.

The Company’s provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2013 and 2012. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

At December 31, 2013 and 2012, the Company has established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization. The Company has concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable based on its historical operating results and estimated future taxable income. The Company believes that it is more likely than not that the benefit of the net deferred tax assets will not be fully realized based on the Company’s current year loss and estimated future taxable income.

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

The Company adopted the provisions of the guidance related to accounting for uncertainties in income taxes. The Company has analyzed its current tax reporting compliance positions for all open years, and has determined that it does not have any material unrecognized tax benefits. Accordingly, the Company has omitted the tabular reconciliation schedule of unrecognized tax benefits. The Company does not expect a material change in unrecognized tax benefits over the next 12 months. All of the Company’s prior federal and state tax filings from the 2010 tax year forward remain open under statutes of limitation. Innovative Power System Inc.’s statutes of limitation are open from the 2010 tax year forward for both federal and Virginia purposes. Quality Power Systems Inc.’s statutes of limitation are open from the 2010 tax year forward for both federal and Virginia purposes. SMLB’s statutes of limitation are open from the 2010 tax year for both federal and Illinois purposes.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	Year Ended December 31,
	2013	2012
Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	0.0%	0.0%
Effect of permanent differences	6.0%	18.0%
Effect of valuation allowance	(40.0)%	(52.0)%
Total	0.0%	0.0%

Note 11 – Commitments and Contingencies

The Company leases premises and equipment under operating leases having terms from month-to-month to 4 years. At December 31, 2013, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year are as set forth in this table below:

Year
2014	$800,196
2015	749,639
2016	625,321
2017	75,264
2018	-
Thereafter	-
Total	$2,250,420

For the years ended December 31, 2013 and 2012, rent expense included in selling, general and administrative expenses for operating leases was $0.5 million and $0.5 million, respectively. For the years ended December 31, 2013 and 2012, rent expense included in cost of revenue for operating leases was $0.3 million and $0, respectively.

The Company, in the normal course of business, issues binding purchase orders to subcontractors and equipment suppliers. At December 31, 2013, these open purchase order commitments amount to approximately $5.6 million. The majority of services delivered and equipment received is expected to be satisfied during the first six months of 2014 at which time these commitments will be fulfilled.

From time to time, the Company is involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. The Company currently estimates that a material adverse effect on its financial position, results of operations and cash flows from such matters is not reasonably possible.

During the year ended December 31, 2012, the Company settled with a third party a dispute that was not related to an existing customer contract or ongoing customer relationship, resulting in an amount owed of $0.2 million. As the settlement was unrelated to an existing customer contract or ongoing customer relationship, it was included as other expense, net. The parties reached a mutual settlement that included general releases through the date of the agreement.

Note 12 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2013, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

The Company recorded an impairment charge of $2.1 million in connection with the goodwill during 2012. See Note 6 – Goodwill and Intangible Assets.

Note 13 – Share Based Payments

On January 17, 2007, the stockholders of the Company approved the Company’s 2006 Omnibus Incentive Compensation Plan (the “Plan”), which was designed to attract, retain and motivate key employees. Under the Plan, the Company reserved 2.1 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. Increases to shares available under the plan require shareholder approval. On June 6, 2012 and June 4, 2010, the stockholders approved an increase to the shares available for award under the Plan of 2.0 million and 1.0 million, respectively. Through December 31, 2013, the aggregate number of shares available for issuance under the Plan was 5.1 million of which 0.6 million shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. The Company had historically issued restricted stock; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the years ended December 31, 2013 and 2012.

Stock-based Compensation Expense

For the year ended December 31, 2012, the Company recognized stock-based compensation of $0.4 million, of which approximately $10,000 was included in Cost of Revenue.  For the year ended December 31, 2012, the Company recognized stock-based compensation of $0.5 million of which approximately $64,000 was included in Cost of Revenue.

As of December 31, 2013, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $0.7 million with a weighted average remaining vest life of 1.7 years.

Stock Options

Although the Company had historically issued restricted stock, the Company issued options to purchase shares of the Company’s common stock during the years ended December 31, 2013 and 2012. The grants have various vesting features including time based vesting and performance based vesting.

Fair Value Determination -The Company utilizes a Black-Scholes-Merton model to value stock options vesting over time, while market exercisable awards were valued using a Monte Carlo simulation. The Company will reconsider the use of the Black-Scholes-Merton model and Monte-Carlo simulation if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under these models.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the year ended December 31, 2013:

	Black-Scholes-Merton	Monte Carlo Simulation

Volatility	105.70%	87.01%
Expected life of options (in years)	6.03	2.00
Risk-free interest rate	1.22%	0.26%
Dividend yield	0%	0%

Stock Option Activity - During the years ended December 31, 2013 and 2012, the Company granted stock options to purchase 0.9 million and 2.1 million shares, respectively, of common stock at a weighted-average exercise price of $0.66 and $0.45 per share, respectively, which reflects the fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace during the 20 trading days following the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the years ended December 31, 2013 and 2012, as determined under the Black-Scholes-Merton valuation model and Monte-Carlo simulation was $0.53 and $0.37, respectively.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2013 and 2012:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2012	-	$-	-	$-
Options granted	2,100,000	$0.45
Options exercised	-	$-		$-
Options cancelled and expired	(150,000)	$(0.45)
Shares under option, December 31, 2012	1,950,000	$0.45	9.44	$64,400
Options granted	934,000	$0.66
Options exercised	-	$-		$-
Options cancelled and expired	(519,000)	$(0.50)
Shares under option, December 31, 2013	2,365,000	$0.52	8.75	$9,600

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2013 and 2012:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2012	-	$-
Options granted	2,100,000	$0.37
Vested during period	-	$-
Options cancelled	(150,000)	$(0.37)
Non-vested shares under option, December 31, 2012	1,950,000	$0.37
Options granted	934,000	$0.53
Vested during period	(126,667)	$(0.32)
Options cancelled	(519,000)	$(0.42)
Non-vested shares under option, December 31, 2013	2,238,333	$0.43

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2013:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	126,667	8.54	$0.44	$3,200
Stock options expected to vest	2,238,333	8.73	$0.52	$6,400
Options exercisable and expected to vest	2,365,000

Restricted Stock

The Company has granted shares of restricted stock under the Plan. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees typically vest over three years in one-third increments on the first, second and third anniversaries of the grant date, contingent upon employment with the Company on the vesting dates. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

The fair value of restricted stock awarded for the years ended December 31, 2013 and 2012 totaled $27,500 and $0.2 million, respectively, and were calculated using the value of TSS’ common stock on the grant date. The value of awards are being amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2013 and 2012, respectively.

Restricted Stock Activity-The following table summarizes the restricted stock activity during the years ended December 31, 2013 and 2012:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2012	370,000	$1.55
Granted restricted stock	255,000	$0.94
Vested restricted stock	(338,164)	$(1.51)
Forfeitures	(16,667)	$(1.50)
Unvested December 31, 2012	270,169	$1.03
Granted restricted stock	36,667	$0.75
Vested restricted stock	(121,836)	$(0.83)
Unvested December 31, 2013	185,000	$0.95

Note 14 – Common Stock Repurchases

During the year ended December 31, 2013, the Company repurchased 14,435 treasury shares with an aggregate value of approximately $8,000 associated with the vesting of restricted stock held by employees. During the year ended December 31, 2012, the Company repurchased 87,805 treasury shares with an aggregate value of $0.1 million associated with the vesting of restricted stock held by an employee. Per terms of the restricted stock agreements, the Company, for certain employees, paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

Note 15 – Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approved process for contracts with a related party for less than $25,000.

Chesapeake Mission Critical, L.L.C. (“Chesapeake MC”) is 10.32% owned by Thomas P. Rosato, the Company’s former Chief Executive Officer, a former member of the Board of Directors and the holder of approximately 10.0% of the Company’s outstanding common stock at December 31, 2013. Chesapeake MC is a manufacturers’ representative reselling and servicing mechanical and electrical equipment from original equipment manufacturers.

TPR Group Re Three, LLC (“TPR Group Re Three”) is 50% owned by Mr. Rosato and Gerard G. Gallagher, the Company’s Chief Technical Officer and a member of the Board of Directors. TPR Group Re Three leases office space to the Company under the terms of a real property lease. The original lease term expired at December 31, 2011. Prior to expiration, the lease was renegotiated to a full service lease, excluding utilities, at $24 per square foot or an aggregate annual rate of $0.3 million, representing an annual reduction of approximately $0.2 million. In May 2013, the lease was amended for a new term beginning August 1, 2013 and terminating July 31, 2016.

RF Realty Investments, LLC (“RF Realty”) is owned by Mr. Rosato and his family. RF Realty leases office and warehouse space to the Company. The Company obtained an independent appraisal of the lease, which determined the lease to be at fair value. In May 2013 the lease of the office space was cancelled effective July 31, 2013.

The following table sets forth transactions the Company has entered into with the above related parties for the year ended December 31, 2013 and 2012. Cost of revenue represents costs incurred in connection with related parties providing services to us on contracts for our customers. Accordingly, a direct relationship to the revenue and cost of revenue information below by the Company should not be expected.

	Year Ended December 31,
	2013	2012
Cost of Revenue
Chesapeake Mission Critical, LLC	-	$116,017
Selling, general and administrative
Office rent paid to RF Realty Investments, LLC, assigned by Chesapeake Tower Systems, Inc.	$128,042	$151,992
Office rent paid to TPR Group Re Three, LLC	277,316	278,657
Total Selling, general and administrative	$405,358	$430,649

Note 16 – Loss Per Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Year Ended December 31,
	2013			2012
	Loss	Shares	$ per Share	Income	Shares	$ per Share

Basic Loss per Share
Net loss	$(2,794,405)	14,375,040	$(0.19)	$(3,960,331)	14,172,513	$(0.28)
Effect of Dilutive Securities
Unvested restricted stock	-	-	-	-	-	-
Unsecured convertible note	-	-	-	-	-	-
Diluted Loss per Share	$(2,794,405)	14,375,040	$(0.19)	$(3,960,331)	14,172,513	$(0.28)

For the years ended December 31, 2013 and 2012, potentially dilutive shares of 2,676,667 and 2,547,809 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss.

Note 17 – Subsequent Events

In connection with the preparation of its financial statements for the year ended December 31, 2013, the Company has evaluated events that occurred subsequent to December 31, 2013 through the date of issuance to determine whether any of these events required recognition or disclosure in the 2013 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

(b) Unaudited Quarterly Financial Information

The tables herein set forth the Company’s unaudited condensed consolidated 2013 and 2012 quarterly statements of operations.

The following table sets forth the Company’s unaudited condensed consolidated statement of operations for the 2013 quarters ended:

2013 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$13,066,341	$10,292,159	$6,951,819	$14,118,627
Net loss	(787,657)	(1,018,912)	(964,679)	(23,151)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.07)	$(0.00)

The following table sets forth the Company’s unaudited condensed consolidated statement of operations for the 2012 quarters ended:

2012 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$8,556,779	$9,266,635	$15,540,852	$14,309,861
Net loss	(172,192)	(267,136)	(2,268,914)	(1,252,089)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.16)	$(0.09)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as of the date of this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, as a result of the material weaknesses in the Company's internal controls over financial reporting, the Company’s disclosure controls and procedures were not effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and  (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. There are inherent limitations on the effectiveness of any system of internal controls, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures provide only reasonable assurance of achieving their objectives.

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 1992 Internal Control-Integrated Framework. Management has determined that the Company's internal control over financial reporting was not effective because of the following material weaknesses in its internal control over financial reporting existed as December 31, 2013. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company recognizes revenue on certain projects using the percentage of completion method based upon actual costs incurred and estimated costs to complete such projects. Labor is one cost component of the total job costs and as such the internal controls related to recognition of labor costs against specific jobs may be material to the recognition of revenue. Management found that internal controls specifically related to the approval and recording of time sheets were not operating effectively as of December 31, 2013.

From time to time the Company enters into non-standard transactions and such transactions may require complex accounting analysis. The Company did not sufficiently engage third party resources to evaluate and properly assist in the recording of such transactions.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2013 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation” and “Compensation Committee Report” in the 2014 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Public Accountants” in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2013 and 2012 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2.	Financial Statements Schedules:

None.

3.	Exhibits:

2.1	Asset Purchase Agreement, effective as of May 20, 2013, by and between arvato digital services llc and VTC, L.L.C. (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

3.1.1	Amendment to the Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A-1 to the Company’s Definitive Proxy Statement filed on May 22, 2007 and incorporated herein by reference)

3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A to the Company’s Definitive Proxy Statement filed on April 29, 2011 and incorporated herein by reference)

3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, dated effective June 6, 2013 (previously filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)

10.1	Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.2‡	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2012 and incorporated herein by reference)

10.3.1‡	Employment Agreement between Harvey L. Weiss and the Company, dated January 19, 2007 (previously filed with the Commission as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.3.2‡	Letter Agreement, dated as of November 9, 2011, between the Company and Harvey L. Weiss (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 15, 2011, and incorporated herein by reference)

10.3.3‡	Letter Agreement, dated as of January 20, 2012, between the Company and Harvey L. Weiss, (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 26, 2012, and incorporated herein by reference).

10.3.4‡	Letter Agreement, dated July 25, 2012, between the Company and Harvey L. Weiss (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012, and incorporated herein by reference).

10.4.1‡	Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.4.2‡	Amendment to Executive Employment Agreement, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010, and incorporated herein by reference).

10.4.3‡	Amendment to Executive Employment Agreement, dated January 3, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.4.4‡

Amendment to Executive Employment Agreement, effective as of March 15, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.4.5‡	Amendment to Executive Employment Agreement, effective as of May 21, 2013, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

10.4.6‡	Amendment to Executive Employment Agreement, effective as of August 13, 2013, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013, and incorporated herein by reference).

10.5.1	Convertible Promissory Note, dated January 19, 2007, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Schedule 13D filed by Gerard J. Gallagher on January 29, 2007)

10.5.2	Amendment to Convertible Promissory Note, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)

10.5.3	Amended and Restated Convertible Promissory Note, dated May 21, 2013, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

10.6	Letter Agreement, dated February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.7.1	Credit Agreement, among the Company, Innovative Power Systems, Inc., VTC L.L.C, Total Site Solutions Arizona, LLC, Alletag Builders, Inc. and Wells Fargo Bank, National Association. (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 9, 2011, and incorporated herein by reference)

10.7.2	Revolving Line of Credit Note, made by the Company, Innovative Power Systems, Inc., VTC L.L.C., Total Site Solutions Arizona, LLC, Alletag Builders, Inc. payable to the order of Wells Fargo Bank, National Association. (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 9, 2011, and incorporated herein by reference)

10.8.1‡	Executive Employment Agreement, dated January 3, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.8.2‡	Amendment No.1 to Executive Employment Agreement, effective as of March 14, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.8.3‡	Stock Option Agreement, dated as of April 30, 2012, between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.8.4‡	Stock Option Agreement dated as of April 30, 2012 between the Company and Anthony Angelini with respect to options to purchase $500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 8, 2012 and incorporated herein by reference).

10.9.1‡	Employment Agreement, dated September 27, 2012, between Fortress International Group, Inc. and Kenneth D. Schwarz (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

10.9.2‡	Stock Option Agreement, dated September 27, 2012, between Fortress International Group, Inc. and Kenneth D. Schwarz (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

10.9.3‡	Separation from Employment Agreement and Release, dated May 13, 2013, between the Company and Kenneth D. Schwarz (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on May 15, 2013, and incorporated herein by reference).

10.10.1‡	Employment Agreement, dated May 13, 2013, between the Company and Maura A. McNerney (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on May 15, 2013, and incorporated herein by reference).

10.10.2‡	Stock Option Agreement, dated as of May 20, 2013, between the Company and Maura A. McNerney (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on May 15, 2013, and incorporated herein by reference).

10.11	Business Financing Agreement, dated as of May 21, 2013, by and among Bridge Bank, National Association, the Company, Innovative Power Systems, Inc., and VTC, L.L.C. (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

10.12.1‡	Employment Agreement, dated January 14, 2014, between TSS, Inc. and Martin T. Olsen (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 13, 2014, and incorporated herein by reference).

10.12.2‡	Award Agreement, dated January 14, 2014, between TSS, Inc. and Martin T. Olsen (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 13, 2014, and incorporated herein by reference).

21*	Significant Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP regarding TSS, Inc. financial statements for the years ended December 31, 2012 and 2009.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date: April 15, 2014	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2014	By:	/s/ Maura A. McNerney
Maura A. McNerney
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 15, 2014.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Anthony Angelini	Chief Executive Officer and Director
Anthony Angelini	(Principal Executive Officer)

/s/ Maura A. McNerney	Chief Financial Officer
Maura A. McNerney	(Principal Financial Officer and Accounting Officer)

/s/ Gerard J. Gallagher	Chief Technical Officer and Director
Gerard J. Gallagher

/s/ Daniel J. Phelps	Director
Daniel J. Phelps

