Form 10-Q
period 2014-03-31
TSS, Inc.
filed 2014-05-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 7, 2014              14,998,680

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended March 31, 2014

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,092,944	$3,290,989
Restricted cash	160,729	501,565
Contract and other receivables, net	7,656,264	8,410,078
Costs and estimated earnings in excess of billings on uncompleted contracts	406,378	543,940
Inventories, net	188,105	216,676
Prepaid expenses and other current assets	288,240	448,004
Total current assets	9,792,660	13,411,252
Fixed assets, net	495,397	436,632
Goodwill	1,906,688	1,906,688
Intangible assets, net	1,081,807	1,116,157
Other assets	130,282	154,535
Total assets	$13,406,834	$17,025,264

Current Liabilities:
Convertible notes payable, current portion, net	$39,000	$137,000
Borrowings under credit facility	3,000,000	3,000,000
Accounts payable and accrued expenses	5,288,205	7,589,522
Billings in excess of costs and estimated earnings on uncompleted contracts	1,866,801	2,316,360
Total current liabilities	10,194,006	13,042,882
Convertible notes payable, less current portion, net	712,343	722,843
Other liabilities	8,949	9,423
Total liabilities	10,915,298	13,775,148

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized at March 31, 2014 and December 31, 2013; none issued	-	-
Common stock, $.0001 par value; 49,000,000 shares authorized at March 31, 2014 and December 31, 2013; 15,645,191 and 14,572,002 issued at March 31, 2014 and December 31, 2013, respectively	1,565	1,540
Additional paid-in capital	67,285,828	67,152,576
Accumulated deficit	(63,284,169)	(62,392,314)
Treasury stock 845,523 and 823,189 shares at cost at March 31, 2014 and December 31, 2013, respectively	(1,511,688)	(1,511,686)
Total stockholders' equity	2,491,536	3,250,116
Total liabilities and stockholders’ equity	$13,406,834	$17,025,264

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	$7,059,423	$14,118,627
Cost of revenue	4,823,972	11,358,976
Gross profit	2,235,451	2,759,651
Selling, general and administrative expenses	3,062,836	2,758,971
(Loss) income from operations	(827,385)	680
Other income (expense):
Interest expense, net	(64,470)	(23,831)
Loss from operations before income taxes	(891,855)	(23,151)
Income tax provision	-	-
Net loss	$(891,855)	$(23,151)

Basic and diluted loss per share:
Loss per common share	$(0.06)	$(0.00)
Weighted average common shares outstanding	14,467,280	14,356,551

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For The Three Months Ended March 31, 2014

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2013	15,395,191	$1,540	$67,152,576	823,189	$(1,511,686)	$(62,392,314)	$3,250,116
Purchase of treasury stock	-	-	2	22,334	(2)	-	-
Stock-based compensation	250,000	25	133,250	-	-	-	133,275
Net loss	-	-	-	-	-	(891,855)	(891,855)
Balance at March 31, 2014	15,645,191	$1,565	$67,285,828	845,523	$(1,511,688)	$(63,284,169)	$2,491,536

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(891,855)	$(23,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,317	50,133
Amortization of discount on note payable	16,500	-
Stock-based compensation	133,275	107,614
Changes in operating assets and liabilities:
Increase in restricted cash	340,837	-
Contract and other receivables	753,814	(5,039,432)
Costs and estimated earnings in excess of billings on uncompleted contracts	137,562	(86,947)
Inventories, net	28,572	-
Prepaid expenses and other current assets	159,764	(50,959)
Accounts payable and accrued expenses	(2,301,317)	5,530,311
Billings in excess of costs and estimated earnings on uncompleted contracts	(449,559)	(1,308,278)
Other assets and liabilities, net	(474)	(10,110)
Net cash used in operating activities	(1,950,564)	(830,819)
Cash Flows from Investing Activities:
Capital expenditures	(122,481)	(19,994)
Net cash used in investing activities	(122,481)	(19,994)
Cash Flows from Financing Activities:
Payment on convertible notes payable	(125,000)	(125,000)
Net cash used in financing activities	(125,000)	(125,000)
Net decrease in cash	(2,198,045)	(975,813)
Cash and cash equivalents at beginning of period	3,290,989	5,608,322
Cash and cash equivalents at end of period	$1,092,944	$4,632,509
Supplemental disclosure of cash flow information:
Cash paid for interest	$48,397	$24,156
Cash paid for taxes	$6,280	$4,750

See accompanying notes to the consolidated financial statements.

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TSS, Inc. and its subsidiaries (“TSS” or the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and according to instructions from the Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2013.

The information included herein is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2014, but does reflect all adjustments (which are normal and recurring in nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 is effective for the Company starting the fiscal year and interim period beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

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

The purchase price paid by the Purchaser under the Purchase Agreement was $1,469,243, which included a negative purchase price adjustment of $5,757 to reflect the value of the purchased inventory and certain vendor prepaid amounts. A payment of $725,000 was paid in cash at closing, $375,000 was set aside in an escrow account for the purposes of satisfying any indemnification claims under the Purchase Agreement, and the balance of the purchase price of $369,243 was paid on July 1, 2013.

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

The Company accounted for this transaction as a business combination using the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Under the acquisition method, the purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributable to the assembled workforce acquired and other factors. Goodwill is recognized in the Company’s only reportable segment as the acquisition did not result in the creation of a second reportable segment.

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

Inventories, fixed assets and other assets were valued at cost which approximates fair value. Intangibles were valued using Level 3 inputs, which results in management’s best estimate of fair value from the perspective of a market participant.

The unaudited financial information in the table below summarizes the combined results of continuing operations of the Company and the Systems Integration business as though the acquisition had occurred as of the first day of the three months ended March 31, 2013. The unaudited pro forma financial information for the three months ended March 31, 2013 combines the historical results for the Company and the historical results for the Systems Integration business for the three months ended March 31, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on that date or of results that may occur in the future.

	Three Months Ended
	March 31, 2014	March 31, 2013 (pro forma)
Revenue	$7,059,423	$23,602,351
Net (loss) income from continuing operations	$(891,855)	$207,511
Basic (loss) income per share	$(0.06)	$0.01
Diluted (loss) income per share	$(0.06)	$0.01
Basic weighted average number of common shares outstanding	14,467,280	14,356,551
Diluted weighted average number of common shares outstanding	14,467,280	14,356,551

Note 3 – Goodwill and Intangible Assets

The following tables highlight the Company’s intangible assets and accumulated amortization as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$1,906,688	-	$1,906,688	-
Tradename	$60,000	-	$60,000	-
Intangible assets subject to amortization:
Customer relationships	$906,000	$(77,935)	$906,000	$(55,285)
Acquired software	$234,000	$(40,258)	$234,000	$(28,558)

The Company recognized amortization expense related to intangibles of approximately $34,000 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Annual amortization expense for the customer-related intangible asset will be approximately $91,000 during each year through 2022 and $35,000 in 2023. Annual amortization expense for the acquired software intangible asset will be approximately $47,000 during each year through 2017 and $18,000 in 2018.

There was no impairment of goodwill or intangible assets during the three months ended March 31, 2014.

Note 4 – Inventories

Inventories at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Work in process	$45,548	$46,162
Raw materials	144,954	176,013
Less: Reserve	(2,397)	(5,499)
Inventories, net	$188,105	$216,676

The Company values its inventories at cost with cost determined on a first-in, first-out basis. Obsolete inventory or inventory in excess of its estimated usage is reserved to its estimated market value less cost to sell, if less than its cost.

Note 5 – Convertible notes payable

On May 21, 2013, the Company and Gerard J. Gallagher, the Chief Technical Officer of the Company, agreed to restructure the promissory note held by Mr. Gallagher. As part of this restructuring, Mr. Gallagher agreed to reduce the outstanding principal amount by $307,301. After the reduction, the new principal amount due was $1.9 million, which bears interest at an annual rate of 4%. This reduction in the principal amount was agreed upon in exchange for an immediate payment of $0.9 million at the time of closing, leaving an outstanding principal balance of $1.0 million. In addition, the Amended and Restated Convertible Promissory Note provided for eight quarterly principal payments of $25,000 beginning July 1, 2013, a principal payment of $0.1 million on January 3, 2014, and the remaining outstanding balance due on July 1, 2015. The promissory note remains convertible into shares of the Company’s common stock at a conversion price of $7.50 per share. All amounts due under the note are immediately due and payable upon the occurrence of a “change in control” of the Company (as defined in the promissory note) or the death of Mr. Gallagher. If the Company fails to pay any amount due under the promissory note within five days after the date due, the Company must pay Mr. Gallagher a late charge equal to 5% of the amount due and unpaid. The Company’s obligations under the promissory note held by Mr. Gallagher are subordinated to the obligations under a credit facility with Bridge Bank, National Association (see Note 6 – Credit Facility).

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

The Company incurred approximately $40,000 related to the restructuring of the note. These costs are included in other assets and are being amortized over the life of the note on a straight-line basis. Approximately $5,000 was recorded as amortization expense during the three months ended March 31, 2014.

The restructured note was recorded at fair market value resulting in a discount of approximately $138,000. The discount is being amortized over the period from the date of issuance to the date the note is due using the effective interest method.

The balance of the notes payable at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Convertible, unsecured promissory note, due 2015 (4.0%), net	$751,343	$859,843
Less: current portion, net	39,000	137,000
Convertible notes payable, long-term, net	$712,343	$722,843

The unamortized discount at March 31, 2014 and December 31, 2013 was approximately $74,000 and $90,000, respectively. As of March 31, 2014 and December 31, 2013, approximately $61,000 and $63,000, respectively, was recorded as a contra account to convertible notes payable-current, and approximately $13,000 and $27,000, respectively, was recorded as a contra account to convertible notes payable, long-term.

Scheduled principal repayments on the convertible, unsecured promissory note at March 31, 2014 are as follows:

7

2014	$75,000
2015	750,000
Total	$825,000

Note 6 – Credit Facility

On May 21, 2013, the Company and its subsidiaries Innovative Power Systems, Inc., VTC L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. (together with the Company, collectively, “Borrowers”), obtained a revolving credit facility (the “Credit Facility”) from Bridge Bank, National Association (“Lender”) pursuant to a Business Financing Agreement by and among Borrowers and Lender (the “Financing Agreement”). The Borrowers’ obligations under the Credit Facility are joint and several. The obligations under the 2Credit Facility are secured by substantially all of the Borrowers’ assets. The maximum amount of the Credit Facility is $6.0 million. The Credit Facility is subject to a borrowing base of 80% of eligible accounts receivable, subject to customary exclusions and limitations. Borrowings under the Credit Facility will bear interest at (1) the greater of (a) the prime rate published by the Lender, which was 3.25% at March 31, 2014 or (b) 3.25%, plus (2) 2.0% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Borrowers (a) paid a commitment fee of $30,000 to Lender and (b) are required to pay to Lender an annual fee of $30,000. On April 8, 2014, the Borrowers and the Lender agreed to a modification of the Financing Agreement that, among other things, expanded the definition of eligible receivables to include certain receivables with extended invoice terms and added a monthly maintenance fee of 0.1 percentage points of the daily account balance for the relevant month. The Credit Facility matures on May 21, 2015. In the event the Financing Agreement is terminated prior to May 21, 2014, the Borrowers will be required to pay a termination fee equal to $60,000 to Lender; provided that Lender will waive payment of the termination fee if the Credit Facility is transferred to or refinanced by another facility or division of Lender unless such transfer or refinance is the result of an event of default under the Credit Facility.

The Credit Facility requires that the Borrowers maintain an asset coverage ratio of at least 1.5 to 1.0. The asset coverage ratio is determined by dividing the Borrowers’ unrestricted cash on deposit with Lender plus eligible accounts receivable by the Borrower’s obligations outstanding under the Credit Facility. On March 31, 2014, the Company had an asset coverage ratio of 1.9 to 1.0.

At March 31 2014, there was $3.0 million in borrowings outstanding under the Credit Facility. This amount represented the highest amount of borrowings during the three months ended March 31, 2014. Additional borrowing availability was $0.6 million at March 31, 2014.

The Company incurred expenses of $0.2 million, including a commitment fee of $30,000, related to obtaining the Credit Facility. These costs are included in other assets and are being amortized over the life of the Credit Facility on a straight line basis. Approximately $19,000 was recorded as amortization expense for the three months ended March 31, 2014, respectively.

Note 7 – Liquidity and Capital Resources

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under the Credit Facility.

As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $1.1 million and $3.3 million, respectively. We had restricted cash, which includes amounts required as collateral for a surety bond, of $0.2 million and $0.5 million as of March 31, 2014 and December 31, 2013, respectively.

We believe our cash on hand, borrowings under the Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

As indicated above, the Credit Facility matures on May 21, 2015. In advance of that maturity date, the Company expects to explore one of several options to improve its liquidity, including but not limited to renegotiating the Credit Facility under similar terms, negotiating a new credit facility with our current or a new vendor or raising additional debt or equity capital.

Note 8 – Loss Per Share

No adjustments to net loss were necessary to calculate basic and diluted earnings per share.

For the three months ended March 31, 2014 and 2013, potentially dilutive shares of 2,794,333 and 2,605,346, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss.

Note 9 – Income Taxes

The Company has made no provision for income taxes for the three months ended March 31, 2014 and 2013 due to the net losses incurred in the periods.

The Company currently has U.S. net operating loss carryforwards. Upon examination, one or more of these net operating loss carryforwards may be limited or disallowed.

The Company maintains a full valuation allowance on all of the net deferred tax assets due to the significant negative evidence in regards to future realization of these net deferred tax assets as of March 31, 2014 and 2013.

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

On March 14, 2013, the Company issued 30,000 stock options to an employee under the Incentive Plan. The options expire 10 years from the grant date and vest in equal annual installments on March 31, 2014, 2015 and 2016.

On March 26, 2013, the Company granted 36,667 shares of restricted stock to one of its employees under the Incentive Plan. 16,667 shares vested on March 31, 2013, 6,666 shares vested on July 1, 2013, and 6,667 shares will vest on each of July 1, 2014 and 2015, subject to the employee’s continued service through the vesting dates.

On May 20, 2013, pursuant to the terms of an employment agreement, the Company issued 200,000 stock options to its Chief Financial Officer. The options expire 10 years from the grant date. 50,000 options vest each of the first two anniversary dates of the grant and 100,000 options vest on the third anniversary of the grant date, subject to the Chief Financial Officer’s continued service through the vesting dates. These grants were not made under the Incentive Plan.

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

On January 14, 2014, pursuant to the terms of an employment agreement, the Company issued 250,000 shares of restricted stock and 200,000 stock options to its Executive Vice President, Sales and Marketing. 25,000 shares of the restricted stock vested on February 14, 2014, 125,000 shares will vest on January 14, 2015 and 100,000 shares will vest on January 14, 2016. The options expire 10 years from the grant date. The options will vest in installments as follows: 100,000 options will vest when the fair market value of the Company’s common stock is at least $2.00 for 20 consecutive trading days, and 100,000 options will vest when the fair market value of the Company’s common stock is at least $3.00 for 20 consecutive trading days. These grants were not made under the Incentive Plan.

For the three months ended March 31, 2014 and 2013, the Company recorded non-cash compensation expense included in selling, general and administrative expenses of $129,050 and $75,480, respectively, and cost of revenue included $4,225 and $32,314, respectively.

Note 11 – Related Party Transactions

The Company participates in transactions with the following entities affiliated through common ownership and management. The Audit Committee in accordance with its written charter reviews and approves in advance all related party transactions greater than $25,000 and follows a pre-approval process for contracts with a related party for less than $25,000.

TPR Group Re Three, LLC (“TPR Group Re Three”) is 50% owned by Mr. Thomas P. Rosato, the Company’s former Chief Executive Officer, a former member of the Board of Directors and a significant stockholder until February 28, 2014, and Gerard G. Gallagher, the Company’s Chief Technical Officer and a member of the Board of Directors. TPR Group Re Three leases office space to the Company under the terms of a real property lease. The original lease term expired at December 31, 2011. Prior to expiration, the lease was renegotiated to a full service lease, excluding utilities, at $24 per square foot or an aggregate annual rate of $0.3 million, representing an annual reduction of approximately $0.2 million. The lease is cancellable by either the Company or TPR Group Re Three with six months written notice. The Company obtained an independent appraisal of the original lease, which determined the lease to be at fair value. In May 2013, this lease was amended for a new term beginning August 1, 2013 and terminating July 31, 2016. The Company paid TPR Group Re Three rents totaling approximately $69,000 in each of the three months ended March 31, 2014 and 2013.

Note 12 – Commitments and Contingencies

The Company is from time to time involved in other litigation incidental to the conduct of the business, none of which is expected to be material to its business, financial condition or operations. The Company is not aware of any pending litigation at March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included elsewhere in this filing.

Overview

TSS, Inc. was incorporated in Delaware on December 20, 2004 as Fortress America Acquisition Corporation, a special purpose acquisition company, for the purpose of acquiring an operating business that performs services in the homeland security industry.  On January 19, 2007, we acquired all of the outstanding membership interests of each of VTC, LLC and Vortech, LLC (collectively referred to as “TSS/Vortech”). In connection with the acquisition, we simultaneously changed our name to Fortress International Group, Inc. On June 5, 2013, we changed our name to TSS, Inc.

As a holding company, we operate through our two wholly owned subsidiaries, VTC, LLC d/b/a Total Site Solutions (“VTC”) and Innovative Power Systems, Inc. In May 2013, VTC acquired certain assets and assumed certain liabilities related to the systems integration business of arvato digital services, LLC.

We provide comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure as well as integration services. We provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, construction management, systems integration, system installations and facilities management.

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

RESULTS OF OPERATIONS

Quarterly Comparison – Three months ended March 31, 2014 and 2013

Revenue

Revenue decreased $7.0 million to $7.1 million for the three months ended March 31, 2014 from $14.1 million for the same period last year. The decrease primarily relates to a $4.9 million sale of large industrial batteries in the first three months of 2013 which did not recur in 2014 and additionally $3.5 million in deployment construction related projects in the first three months of 2013 which did not recur in 2014. These decreases were offset by $1.6 million in revenue provided by the system integration business, which was acquired in May 2013.

Gross Profit

Gross profit for the three months ended March 31, 2014 was $2.2 million compared to a gross profit of $2.8 million for the same period in the prior year. Gross profit as a percentage of revenue increased to 31.7% in the three months ended March 31, 2014 compared to 19.5% for the same period in the prior year. The increase in gross profit as a percentage of revenue is attributable primarily to the absence of lower margin projects including the lower margin $4.9 million battery project in the prior year and by higher gross margins in the systems integration business and, overall, by a greater percentage of total revenue coming from recurring service work.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 were $3.1 million compared to $2.8 million for the same period in the prior year. The increase was primarily driven by the addition of approximately $0.3 million of expenses related to the systems integration business. An additional $0.1 million in additional audit fees related to the change in auditors was recognized during the first three months of 2014 compared to 2013. This additional expense was offset by savings recognized by continuing efforts to reduce selling, general and administrative expenses.

 LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility.

As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $1.1 million and $3.3 million, respectively. We had restricted cash, which includes amounts required as collateral for a surety bond, of $0.2 million and $0.5 million as of March 31, 2014 and December 31, 2013, respectively.

We have a $6.0 million revolving credit facility (the “Credit Facility”) with Bridge Bank, NA (“Bridge”) subject to a borrowing base of 80% of eligible accounts receivable. The Credit Facility is designed to provide working capital for general corporate purposes.

At March 31, 2014, there were $3.0 million in borrowings outstanding under the Credit Facility of the total available borrowing base of $3.6 million. This represented the highest amount of borrowings during the three months ended March 31, 2014. At March 31 2014, there was $0.6 million available for borrowing under the Credit Facility.

Our results for the three months ended March 31, 2014 were in line with our expectations. Our anticipated normalized run rate of quarterly selling, general and administrative expenses at the current revenue levels is approximately $2.5 million which takes into account extraordinary charges incurred in the first three months of 2014. We expect gross profit levels in future quarters to meet or exceed this level of expenses. However, factors which exist outside of management’s control could negatively affect our future results and liquidity. These factors include, but are not limited to the following:

•	Adverse economic conditions could negatively affect our business and results of operations, primarily through disrupting our customers’ businesses.
•	To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly.
•	To the extent that any significant customer delays a project start or completion date, the timing of our revenue recognition and their related cash collections could also be delayed.
•	We may not be able to extend our line of credit beyond May 21, 2015 or secure financing on terms that are acceptable to us.

All of the above and other risks defined in our Annual Report for the year ended December 31, 2013, may have a material adverse effect on our business results or liquidity. Management believes if future results do not meet expectations, management can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore increase cash flows. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity.

The Credit Facility matures on May 21, 2015 and is secured by substantially all of the Company’s assets. In advance of the maturity date, the Company expects to explore several options to improve its liquidity, including, but not limited to, renegotiating the Credit Facility under similar terms, negotiating a new credit facility with our current or a new lender or raising additional debt or equity.

We believe our cash on hand, borrowings under the Credit Facility and cash flow from operations will provide adequate resources to meet our capital requirements and operational needs for the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2014 and 2013, we had no off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2013. See also Item 1. Financial Statements Note 1 – Basis for Presentation regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses of the Company’s internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2014.

As disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, management has determined that the Company’s internal controls over financial reporting were not effective as of December 31, 2013, because of the material weaknesses in its internal control over financial reporting described below.

The Company recognizes revenue on certain projects using the percentage of completion method based upon actual costs incurred and estimated costs to complete such projects. Labor is one cost component of the total job costs and as such the internal controls related to recognition of labor costs against specific jobs may be material to the recognition of revenue. Management found that internal controls related to the recognition of such labor costs were not operating effectively as of December 31, 2013. The Company is in the initial phases of implementing an on-line automated time tracking system to remediate this material weakness, which the Company expects to complete by the end of the third quarter of 2014. After the implementation of that system, management will test the relevant internal controls over financial reporting to determine whether that implementation has effectively remediated the material weakness described in this paragraph.

From time to time the Company enters into non-standard transactions and such transactions may require complex accounting analysis. The Company did not sufficiently engage appropriate third party resources to evaluate and properly assist in the recording of such transactions. Management is in the process of identifying the appropriate changes to its internal control over financial reporting to effectively remediate this material weakness.

Changes in Internal Control over Financial Reporting

Subject to the following, there were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended. As described above, the Company is in the process of implementing an on-line automated time tracking system to remediate the material weakness related to the recognition of labor costs described above.

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

Item 1A. Risk Factors.

This information discussed in this item should be read in conjunction with our discussion included in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

10.1*	Business Financing Modification Agreement, dated as of April 8, 2014, by and between TSS, Inc., Innovative Power Systems, Inc. and VTC, LLC and Bridge Bank, National Association.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: May 14, 2014	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Maura McNerney
Maura McNerney
Chief Financial Officer
(Principal Financial Officer)

