Form 10-Q
period 2014-06-30
TSS, Inc.
filed 2014-08-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 8, 2014              14,998,680

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended June 30, 2014

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

As used herein, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par values)

	June 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,393	$3,291
Restricted cash	180	501
Contract and other receivables, net	6,063	8,410
Costs and estimated earnings in excess of billings on uncompleted contracts	799	544
Inventories, net	217	217
Prepaid expenses and other current assets	446	448
Total current assets	9,098	13,411
Fixed assets, net	585	437
Goodwill	1,907	1,907
Intangible assets, net	1,047	1,116
Other assets	108	154
Total assets	$12,745	$17,025

Current Liabilities:
Convertible notes payable, current portion, net	$42	$137
Borrowings under credit facility	4,000	3,000
Accounts payable and accrued expenses	4,451	7,590
Billings in excess of costs and estimated earnings on uncompleted contracts	2,244	2,316
Total current liabilities	10,737	13,043
Convertible notes payable, less current portion, net	700	723
Other liabilities	2	9
Total liabilities	11,439	13,775

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2014 and December 31, 2013; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2014 and December 31, 2013; 15,845 and 15,395 issued at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	67,402	67,152
Treasury stock 845 and 823 shares at cost at June 30, 2014 and December 31, 2013, respectively	(1,512)	(1,512)
Accumulated deficit	(64,586)	(62,392)
Total stockholders' equity	1,306	3,250
Total liabilities and stockholders’ equity	$12,745	$17,025

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts, unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Results of Operations:

Revenue	$6,302	$6,952	$13,361	$21,070
Cost of revenue	4,643	4,981	9,467	16,340
Gross profit	1,659	1,971	3,894	4,730

Selling, general and administrative expenses	2,771	2,819	5,710	5,528
Depreciation and amortization	118	62	241	112
Total operating costs	2,889	2,881	5,951	5,640
Loss from operations	(1,230)	(910)	(2,057)	(910)

Other income (expense):
Interest expense, net	(72)	(39)	(137)	(63)
Other expense	-	(15)	-	(15)
Loss from operations before income taxes	(1,302)	(964)	(2,194)	(988)

Income tax provision	-	-	-	-
Net loss	$(1,302)	$(964)	$(2,194)	$(988)

Basic and diluted loss per share:
Loss per common share	$(0.09)	$(0.07)	$(0.15)	$(0.07)
Weighted average common shares outstanding	14,475	14,386	14,473	14,368

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2014

(in thousands, except share amounts unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2013	15,395	$2	$67,152	823	$(1,512)	$(62,392)	$3,250
Purchase of treasury stock	-	-	-	22	-	-	-
Stock-based compensation	450	-	250	-	-	-	250
Net loss	-	-	-	-	-	(2,194)	(2,194)
Balance at June 30, 2014	15,845	$2	$67,402	845	$(1,512)	$(64,586)	$1,306

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,194)	$(988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241	112
Amortization of discount on note payable	32	-
Provision for doubtful accounts	(49)	3
Stock-based compensation	250	225
Changes in operating assets and liabilities:
Restricted cash	322	-
Contract and other receivables	2,396	1,418
Costs and estimated earnings in excess of billings on uncompleted contracts	(255)	112
Inventories, net	-	(32)
Prepaid expenses and other current assets	1	(350)
Other assets	-	(175)
Accounts payable and accrued expenses	(3,139)	(1,418)
Billings in excess of costs and estimated earnings on uncompleted contracts	(72)	(1,069)
Other assets and liabilities, net	(8)	(15)
Net cash used in operating activities	(2,475)	(2,177)
Cash Flows from Investing Activities:
Capital expenditures	(273)	(86)
Acquisition of a business	-	(1,100)
Net cash used in investing activities	(273)	(1,186)
Cash Flows from Financing Activities:
Payment on convertible notes payable	(150)	(1,150)
Proceeds from line of credit	1,000	2,000
Purchase of treasury stock	-	(7)
Net cash provided by (used in) financing activities	850	843
Net decrease in cash	(1,898)	(2,520)
Cash and cash equivalents at beginning of period	3,291	5,608
Cash and cash equivalents at end of period	$1,393	$3,088
Supplemental disclosure of cash flow information:
Cash paid for interest	$99	$53
Cash paid for taxes	$27	$9

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Condensed Consolidated Statements

June 30, 2014

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. (“TSS” or the “Company” or “we”), provides comprehensive services for the planning, design, systems integration, development and maintenance of mission-critical facilities and information infrastructure as well as integration services. We provide a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, construction management, facilities management and systems integration. Our corporate offices are in Columbia, Maryland and we also have facilities in Dulles, Virginia, Round Rock, Texas and Mountain View, California

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying condensed consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize it assets and discharge its liabilities in the normal course of business. The Company’s history of operating losses and use of cash, in the absence of other factors, may cause uncertainty about our ability to continue as a going concern. We have reviewed current and prospective sources of liquidity, significant conditions and events and forecasted financial results and concluded that we have adequate resources to continue to operate as a going concern. Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2014 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs or obtain funding in order to continue operating. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Revenue from fixed price contracts is recognized on the percentage of completion method. We apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs. This method is used because management considers costs incurred and costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

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

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the specific credit risk of each customer. Historically our credit losses have been minimal. We perform credit evaluations of new customers and may require prepayments or use of bank instruments such as trade letters of credit to mitigate credit risk. As we expand our product offerings and customer base, our risk of credit loss has increased. We monitor outstanding amounts to limit our credit exposure to individual accounts. We continue to pursue collection even if we have fully provided for an account balance.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US IT Original Equipment Manufacturer (OEM). If this relationship is unsuccessful or discontinues, our business and revenue may suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to them could significantly reduce our revenue. We also periodically perform large construction projects which may comprise a significant portion of our revenues during the construction phase, and which may cause large fluctuations in our quarterly revenues.

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

US based IT OEM manufacturer	48%	41%	41%	29%
US based construction company	7%	12%	14%	17%
Washington DC transportation agency	1%	10%	1%	29%

No other customers represented more than 10% of our revenues for any periods presented. Our IT OEM customer represented 66% and 28% of our accounts receivable at June 30, 2014 and December 31, 2013, respectively. A US-based construction company represented 4% and 41% of our accounts receivable at June 30, 2014 and December 31, 2013, respectively. No other customer represented more than 10% of our accounts receivable at June 30, 2014 or at December 31, 2013.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers.  This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.  We are currently evaluating the impact on our consolidated financial statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivable consist of the following (in 000’s):

	June 30, 2014	December 31, 2013
Contract and other receivables	$6,134	$8,434
Allowance for doubtful accounts	(71)	(24)
	$6,063	$8,410

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in 000’s):

	June 30, 2014	December 31, 2013
Work in process	$45	$46
Raw materials	174	176
Less: Reserve	(2)	(5)
Inventories, net	$217	$217

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in 000’s):

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Trade name	$60	-	$60	-
Intangible assets subject to amortization:
Customer relationships	$906	$(101)	$906	$(55)
Acquired software	$234	$(52)	$234	$(29)

The Company recognized amortization expense related to intangibles of approximately $35,000 and $69,000 for the three and six months ended June 30, 2014, respectively.

US GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we first have the option to make a qualitative assessment of goodwill for impairment. If we are able to determine through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For those reporting units for which the qualitative assessment is either not performed or indicates that further testing may be necessary, we may then assess goodwill for impairment using a two-step process. The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment.  As a result of our recent history of net losses, including the first and second quarters of 2014, our non-compliance with the asset coverage covenant in our revolving credit facility of June 30, 2014, and our failure to achieve our forecasted financial results for the second quarter of 2014, we performed on interim quantitative impairment analysis of our goodwill and intangible assets and concluded there was no additional impairment.

Note 3 – Credit Facility

In April 2014 we entered into a Modification Agreement with our existing lender, Bridge Bank NA (“Bridge”). This modification expanded the definition of eligible receivables under our revolving credit facility to include certain receivables with extended invoice terms and added a monthly maintenance fee of 0.1% of the daily account balance for the relevant month.

Our credit facility with Bridge provides for a secured revolving line of credit in an aggregate amount of up to $6 million, subject to a borrowing base of 80% of eligible accounts receivable. Borrowings under the facility bear interest at (1) the greater of (a) the prime rate published by Bridge, which was 3.25% at June 30, 2014 or (b) 3.25%, plus (2) 2% per annum. The revolving loans made to us under this credit facility are secured by a lien on substantially all of our assets.

Our credit facility includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notice of adverse events. The credit facility also includes customary negative covenants, including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The credit facility requires us to maintain an asset coverage ratio of at least 1.50 to 1. The asset coverage ratio is defined as the ratio of unrestricted cash plus eligible accounts receivable to all indebtedness owed by us to Bridge.

The credit facility includes customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the credit facility, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of management defaults. The occurrence of an event of default could result in the acceleration of obligations under the credit facility, in which case the Company must repay all loans and related charges, fees and amounts then due and payable.

We incurred expenses of $0.2 million, including a commitment fee of $30,000 relating to obtaining this credit facility. These costs are included in other assets and are being amortized over the original life of the credit facility on a straight line basis. Approximately $19,000 and $32,000 was recorded as amortization expense for the three and six-month periods ended June 30, 2014, respectively.

At June 30, 2014 there was $4 million in borrowings outstanding under the credit facility. Based on our borrowing base formula as of June 30, 2014, the maximum amount we could borrow was approximately $2.7 million. Our asset coverage ratio at June 30, 2014 was 1.2 to 1. In July we repaid the over-advance back to Bridge, and Bridge provided a waiver to our non-compliance with the asset coverage ratio as of June 30, 2014.

In July 2014 we entered into a further Modification Agreement where we extended the term of our revolving credit facility with Bridge until May 2016 on substantially the same terms and conditions as our existing credit facility.

Note 4 – Net Loss Per-Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Numerator:
Net loss	$(1,302)	$(964)	$(2,194)	$(988)
Denominator:
Weighted-average shares of common stock outstanding	14,475	14,386	14,473	14,368
Dilutive effect of employee stock options and restricted stock awards	-	-	-	-
Weighted-average shares for diluted net loss per share	14,475	14,386	14,473	14,368

Basic & diluted net loss per share	$(0.09)	$(0.07)	$(0.15)	$(0.07)

The calculation of diluted net loss per share excludes some shares of common stock issuable upon exercise of employee stock options because their inclusion in the calculation would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Common stock equivalents excluded from calculation because effect would have been anti-dilutive	2,984	3,150	2,984	2,372

Note 5 – Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer, and Thomas Rosato, our former CEO and director and a significant shareholder of the Company until February 28, 2014. The lease expires in July 2016. Rents paid under this agreement were $69,000 and $138,000 for the three and six-month periods ended June 30, 2014, respectively.

We have $800,000 outstanding at June 30, 2014 in Convertible Notes Payable to Mr. Gallagher, net of previously recorded debt discount. The notes bear interest at 4% per annum and are subordinated to our borrowings to Bridge Bank under our revolving credit facility. Per the terms of the Notes, we paid interest of $8,000 and $17,000 during the three and six-month periods ended June 30, 2014, respectively. We repaid principal against the Notes of $25,000 and $150,000 during the three and six-month periods ended June 30, 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2013 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview

TSS, Inc. provides comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure as well as integration services. We provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, construction management, systems integration, system installations and facilities management.

Our headquarters are in Columbia, Maryland, and we have offices in Dulles, Virginia, Round Rock, Texas and Mountain View, California.

Our business is concentrated on the data center infrastructure and services market. This market is becoming increasingly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for increasingly efficient data center design, construction and operation, resulting in increasing capital expenditures in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of such customers could have a negative effect on our results. We have recently added to our direct sales force to help diversify our customer base to reduce this risk.

RESULTS OF OPERATIONS

Revenue

Revenue consists of fees earned from the planning, design and construction of mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services on these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive all of our revenue from the US market.

We contract with our customers under five primary contract types: cost-plus-fee, guaranteed maximum price, time-and-materials, fixed-price contracts and fixed price facility service and maintenance contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee and guaranteed maximum price contracts

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Thus, once we are awarded new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded.

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Our construction services are typically tied to a few, high-value contracts at any point in time and they require additional working capital and generate lower margins than our maintenance and integration services. We have also focused on providing maintenance services for modular data center applications as this emerging market expands.

Revenues for the three-month period ended June 30, 2014 decreased by $0.4 million, or 10% compared to the same period in 2013. This decrease was primarily due to a $1.3 million decrease in our design and construction services, offset by a $1 million increase in systems integration revenues, reflecting the acquisition of our systems integration business in the second quarter of 2013.

Revenues for the six-month period ended June 30, 2014 decreased by $7.7 million or 37% compared to the same period in 2013. This decrease primarily relates to a $4.9 million sale of large industrial batteries in the first quarter of 2013, which did not recur in 2014 and due to the absence of large construction projects in the first half of 2014 compared to 2013. Such construction revenues decreased by $4.2 million in 2014 compared to 2013. These decreases were offset by a $2.7 million increase in systems integration revenues reflecting the acquisition of our systems integration business in the second quarter of 2013.

Our facility construction projects tend to be larger in value than the contracts for our other products and services and from a smaller number of customers. These projects have greater transaction values and can contribute to large quarterly fluctuations in revenue due to the timing of such projects and their fulfillment, as evidenced by comparing our 2014 results to the prior year. We have historically had such projects with values that exceeded $10 million annually. A small number of these transactions could lead to a significant increase in revenue but cause greater volatility in our quarterly results depending on the deployment timetable of the projects. These projects also increase our liquidity risk because they tend to be longer in duration and require larger amounts of working capital to fulfill, which we attempt to manage through customer and vendor payment terms, including paid-when-paid terms, as part of our working capital management.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 74% for the three-month period ended June 30, 2014 compared to 72% for the same period in 2013, and was 71% of revenue in the six-month period ended June 30, 2014 compared to 78% in the same period of 2013. This decrease from the prior year reflects the higher relative costs from greater construction revenues and costs associated with a large battery sale in 2013.

Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to the use of subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customer projects increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win larger contracts or win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital.

A large portion of our revenue is derived from fixed price contracts. Under these contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to estimate accurately the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract, and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

Gross Profit

For the three-month period ended June 30, 2014 our gross profit was 26% of revenue, compared to a gross profit margin of 28% in the second quarter of 2013. For the six-month period ended June 30, 2014 our gross profit margin was 29%, compared to 22% in the same period of 2013. This increase, despite the decrease in revenue levels from the prior year reflects our efforts to focus our business on higher-margin activities and reflects the absence of large lower-margin products in 2014 such as our lower-margin $4.9 million battery project that we had in 2013. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin products including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three month period ended June 30, 2014 our selling, general and administrative expenses decreased by $60,000 or 2% compared to the same period of 2013. This decrease was due to lower professional fees, including legal fees, and temporary labor which were impacted in 2013 by the acquisition of our systems integration business in the second quarter of 2013. These savings were offset by additional costs and overhead of $0.3 million resulting from adding the systems integration business into our operations, which added a new facility and new sales team, with related costs, into our cost structure. For the six-month period ended June 30, 2014, our selling, general and administrative expenses of $5.7 million were $171,000 or 3% higher than in the same period of 2013. This increase was due to incremental costs, including personnel, travel and facility costs of approximately $0.5 million related to the addition of the systems integration business, and from higher audit fees related to the changes in our independent registered public accounting firm in the first quarter of 2014. These increased costs were offset by lower legal fees and lower temporary labor costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2014 are our cash and cash equivalents on hand, our bank credit facility and projected cash flows from operating activities. We have recently renewed our bank credit facility and identified alternative sources of liquidity including some customer vendor financing programs. If we meet our cash flow projections in our current business plan, we expect that we will have adequate capital resources in order to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and the ability to utilize the alternative sources of liquidity if required. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, our working capital needs may be greater than anticipated, or we may not be able to access these additional sources of funds. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2014 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

We are a party to a Business Financing Agreement with Bridge Bank which provides for a total line of credit of up to $6 million, subject to certain borrowing bases, and a maturity date of May 2016. The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. As of June 30, 2014, we had outstanding borrowings of $4.0 million under this loan facility and, based on the borrowing base formula, we had over-drawn the credit facility by approximately $1.3 million. We repaid this over advance in July 2014 from our available funds. Because of this over advance, we were not in compliance with the asset coverage covenant of this facility as of June 30, 2014, however after repaying the funds we regained compliance with this covenant. We were in compliance with all of the other loan covenants as of June 30, 2014. Thus, at June 30, 2014 we did not have any credit availability under the credit facility. In July 2014 we extended the maturity date of this credit facility to May of 2016. For further information regarding this credit facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $1.4 million and $3.3 million, respectively. We had restricted cash, which includes amounts required as collateral for a surety bond, of $0.2 million and $0.5 million as of June 30, 2014 and December 31, 2013, respectively. While the Company repaid the overdrawn line by approximately $1.3 million, the Company experienced positive cash flows from operations during July 2014 and as a result, the Company had cash and cash equivalents of $1.0 million at July 31, 2014.

Cash used in operating activities for the six-month period ended June 30, 2014 was $2.5 million, compared to $2.2 million in the same period of 2013. This increase was primarily driven by the increase in our net loss of $1.2 million, offset by reductions in our net working capital of $0.8 million.

The changes in working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our construction services, can be large in value, exceeding $10 million in certain cases. As we or our subcontractors perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We had one large construction project in progress at the end of 2013, but did not have such a project in progress at the end of our second quarter. Due to the timing of completion of this project, this contributed to a $3.2 million decrease in our accounts payable and billings in excess of revenue as we completed this contract and paid vendors. This use of funds was offset by an increase of $2.1 million in our accounts receivable and unbilled receivables driven by increased annual billings of maintenance contracts for customers in the second quarter as these contracts renew. We also recovered $0.3 million of restricted cash in 2014 which had been used as a performance guarantee against a multi-year service contract with a government agency that is shown as restricted cash on our balance sheet, as we provided services under the contract.

Cash used in investing activities consists of purchases of property and equipment. Our capital expenditures increased by approximately $0.2 million compared to 2013 as we invested in additional equipment and testing infrastructure in our systems integration facility, and invested in sales management and time management software.

Cash provided by financing activities primarily for the six month period ended June 30, 2014 consists of $1 million in additional proceeds received under our revolving bank credit facility, offset by amounts paid under our convertible note borrowings.

Our history of operating losses, use of cash to fund operations, declining revenue, limited borrowing capacity under our bank credit facility and declining current ratio may cause uncertainty about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and concluded that we have adequate resources to continue to operate as a going concern. We recently renewed our bank credit facility to ensure availability of this resource through May 2016. We have also identified alternative sources of funding, including some customer financing programs that possibly could allow us to accelerate receipt of cash from our accounts receivable. We have also considered various sources of additional debt and equity financing that may be available. Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure these sources of funding if needed. However our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2014 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services and our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

If we raise additional funds through the issuance of convertible debt or equity securities, the ownership of our existing stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to sell parts of our operations.

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and borrowings under our revolving credit facility. We believe that as long as we continue to have the use of our credit facility, our planned operations should enable us to continue operating as a going concern.

All of the above risks and the other risks defined in our Annual Report for the year ended December 31, 2013, may have a material adverse effect on our business results or liquidity. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt or the sale of part or all of our operations. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2014 and 2013, we had no off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2013. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as a result of the material weaknesses of the Company’s internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2014.

As disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, management has determined that the Company’s internal controls over financial reporting were not effective as of December 31, 2013, because of the material weaknesses in its internal control over financial reporting described below.

The Company recognizes revenue on certain projects using the percentage of completion method based upon actual costs incurred and estimated costs to complete such projects. Labor is one cost component of the total job costs and as such the internal controls related to recognition of labor costs against specific jobs may be material to the recognition of revenue. Management found that internal controls related to the recognition of such labor costs were not operating effectively as of December 31, 2013.As previously disclosed, the Company is in the process of implementing an on-line automated time tracking system to remediate this material weakness, which the Company expects to complete by the end of the third quarter of 2014. After the implementation of that system, management will test the relevant internal controls over financial reporting to determine whether that implementation has effectively remediated the material weakness described in this paragraph.

From time to time the Company enters into non-standard transactions and such transactions may require complex accounting analysis. The Company did not sufficiently engage appropriate third party resources in prior years to evaluate and properly assist in the recording of such transactions. Management is in the process of identifying the appropriate changes to its internal control over financial reporting to effectively remediate this material weakness.

Changes in Internal Control over Financial Reporting

Subject to the following, there were no changes in the Company’s internal control over financial reporting for the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended. As described above, the Company is in the process of implementing an on-line automated time tracking system to remediate the material weakness related to the recognition of labor costs described above.

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

Item 6. Exhibits.

10.1

Business Financing Modification Agreement, dated as of July 2, 2014, by and among TSS, Inc., Innovative Power Systems, Inc. and VTC, LLC and Bridge Bank, National Association (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 3, 2014, and incorporated herein by reference).

10.2

 Consulting Agreement, dated July 2, 2014, between the Company and John K. Penver (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 3, 2014, and incorporated herein by reference)

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: August 14, 2014	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

