Form 10-Q
period 2014-09-30
TSS, Inc.
filed 2014-11-13
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 13, 2014              15,199,668

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended September 30, 2014

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par values)

	September 30,	December 31,
	2014	2013
	(unaudited)	(as revised)
Current Assets:
Cash and cash equivalents	$907	$3,291
Restricted cash	-	501
Contract and other receivables, net	5,926	8,410
Costs and estimated earnings in excess of billings on uncompleted contracts	1,249	544
Inventories, net	161	217
Prepaid expenses and other current assets	309	448
Total current assets	8,552	13,411
Fixed assets, net	604	437
Goodwill	1,907	1,907
Intangible assets, net	1,013	1,116
Other assets	83	154
Total assets	$12,159	$17,025

Current Liabilities:
Convertible notes payable, current portion, net	$158	$137
Borrowings under credit facility	2,771	3,000
Accounts payable and accrued expenses	4,647	7,590
Billings in excess of costs and estimated earnings on uncompleted contracts	2,954	2,316
Total current liabilities	10,530	13,043
Convertible notes payable, less current portion, net	575	723
Other liabilities	2	9
Total liabilities	11,107	13,775

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2014 and December 31, 2013; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2014 and December 31, 2013; 16,095 and 15,395 issued at September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	67,514	67,152
Treasury stock 895 and 823 shares at cost at September 30, 2014 and December 31, 2013, respectively	(1,512)	(1,512)
Accumulated deficit	(64,952)	(62,392)
Total stockholders' equity	1,052	3,250
Total liabilities and stockholders’ equity	$12,159	$17,025

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Results of Operations:

Revenue	$6,213	$10,292	$19,575	$31,363
Cost of revenue	4,051	8,082	13,518	24,422
Gross profit	2,162	2,210	6,057	6,941
Selling, general and administrative expenses	2,326	3,067	8,036	8,583
Depreciation and amortization	129	93	371	217
Total operating costs	2,455	3,160	8,407	8,800
Loss from operations	(293)	(950)	(2,350)	(1,859)
Other expense:
Interest expense, net	(73)	(64)	(210)	(128)
Other expense	-	(5)	-	(20)
Loss from operations before income taxes	(366)	(1,019)	(2,560)	(2,007)
Income tax provision	-	-	-	-
Net loss	$(366)	$(1,019)	$(2,560)	$(2,007)

Basic and diluted loss per share:
Loss per common share	$(0.02)	$(0.07)	$(0.17)	$(0.14)
Weighted average common shares outstanding	15,075	14,411	14,935	14,513

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended Sept. 30, 2014

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2013	15,395	$2	$67,152	823	$(1,512)	$(62,392)	$3,250
Purchase of treasury stock	-	-	-	72	-	-	-
Stock-based compensation	700	-	362	-	-	-	362
Net loss	-	-	-	-	-	(2,560)	(2,560)
Balance at September 30, 2014	16,095	$2	$67,514	895	$(1,512)	$(64,952)	$1,052

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Nine Months Ended Sept. 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,560)	$(2,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	194
Amortization of discount on note payable	48	29
Provision for doubtful accounts	12	17
Stock-based compensation	362	293
Write-off on disposal of property	-	41
Changes in operating assets and liabilities:
Restricted cash	500	(536)
Contract and other receivables	2,473	(3,163)
Costs and estimated earnings in excess of billings on uncompleted contracts	(705)	29
Inventories, net	56	(952)
Prepaid expenses and other current assets	139	17)
Other assets	-	11
Accounts payable and accrued expenses	(2,941)	1,217
Billings in excess of costs and estimated earnings on uncompleted contracts	638	(66)
Other assets and liabilities, net	(7)	(43)
Net cash used in operating activities	(1,616)	(4,917)
Cash Flows from Investing Activities:
Capital expenditures	(364)	(254)
Acquisition of a business	-	(1,469)
Net cash used in investing activities	(364)	(1,723)
Cash Flows from Financing Activities:
Payment of debt issuance costs	-	(194)
Payment on convertible notes payable	(175)	(1,150)
Payments on line of credit	(229)	3,000
Purchase of treasury stock	-	(8)
Net cash (used in) provided by financing activities	(404)	1,622
Net decrease in cash	(2,384)	(5,017)
Cash and cash equivalents at beginning of period	3,291	5,608
Cash and cash equivalents at end of period	$907	$591
Supplemental disclosure of cash flow information:
Cash paid for interest	$162	$132
Cash paid for taxes	$45	$1

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Condensed Consolidated Statements

September 30, 2014

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. (“TSS” or the “Company” or “we”), provides comprehensive services for the planning, design, systems integration, development and maintenance of mission-critical facilities and information infrastructure as well as integration services. We provide a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, construction management, facilities management and systems integration. Our corporate offices are in Columbia, Maryland and we also have facilities in Dulles, Virginia, Round Rock, Texas and Mountain View, California.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying condensed consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize it assets and discharge its liabilities in the normal course of business. The Company’s history of operating losses and use of cash, in the absence of other factors, may cause uncertainty about our ability to continue as a going concern. We have reviewed current and prospective sources of liquidity, significant conditions and events and forecasted financial results and concluded that we have adequate resources to continue to operate as a going concern. Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2014 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs or obtain funding in order to continue operating. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT Original Equipment Manufacturer (OEM). If this relationship is unsuccessful or discontinues, our business and revenue may suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to them could significantly reduce our revenue. We also periodically perform large construction projects which may comprise a significant portion of our revenues during the construction phase, and which may cause large fluctuations in our quarterly revenues.

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013

US-based IT OEM	50%	17%	41%	22%
US-based construction company	7%	37%	12%	23%
Washington DC transportation agency	1%	10%	1%	29%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 69% and 27% of our accounts receivable at September 30, 2014 and December 31, 2013, respectively. A US-based construction company represented 3% and 41% of our accounts receivable at September 30, 2014 and December 31, 2013, respectively. A US-based retailer company represented 10% and 8% of our accounts receivable at September 30, 2014 and December 31, 2014, respectively. No other customer represented more than 10% of our accounts receivable at September 30, 2014 or at December 31, 2013.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending December 31, 2017 and do not anticipate adoption will impact our statements of financial position or results of operations.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consist of the following (in ‘000’s):

	September 30, 2014	December 31, 2013
Contract and other receivables	$5,960	$8,432
Allowance for doubtful accounts	(34)	(22)
	$5,926	$8,410

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	September 30, 2014	December 31, 2013
Work in process	$36	$46
Raw materials	127	176
Less: Reserve	(2)	(5)
Inventories, net	$161	$217

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in ‘000’s):

	September 30, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Trade name	$60	-	$60	-
Intangible assets subject to amortization:
Customer relationships	$906	$(123)	$906	$(55)
Acquired software	$234	$(64)	$234	$(29)

We recognized amortization expense related to intangibles of approximately $35,000 for both three month periods ended September 30, 2014 and 2013. We recognized amortization expense related to intangible assets of approximately $103,000 and $84,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. As a result of net losses, non-compliance with the terms of our credit facility agreement and not meeting forecasted revenue during the quarter ended June 30, 2014, we performed a quantitative Step 1 interim impairment analysis of our goodwill and intangible assets and concluded that there was no additional impairment at that time. Due to improved margins and reduced losses in our third calendar quarter, including profitability in the month of September, we did not perform a quantitative Step 1 interim impairment analysis of our goodwill and intangible assets during the quarter ended September 30, 2014.

Note 3 – Credit Facility

We have arevolving credit facility with Bridge Bank NA (“Bridge”) under a Business Financing Agreement that expires in May 2016. Our credit facility with Bridge provides for a secured revolving line of credit in an aggregate amount of up to $6 million, subject to a borrowing base of 80% of eligible accounts receivable. Borrowings under the facility bear interest at (1) the greater of (a) the prime rate published by Bridge, which was 3.25% at September 30, 2014 or (b) 3.25%, plus (2) 2% per annum. The revolving loans made to us under this credit facility are secured by a lien on substantially all of our assets. We modified this agreement in July 2014 to extend the term of the facility until May 2016 on substantially the same terms and conditions.

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

We incurred expenses of $0.2 million, including a commitment fee of $30,000,relating to obtaining this credit facility. These costs are included in other assets and are being amortized over the original life of the credit facility on a straight line basis. Approximately $19,000 and $19,000 was recorded as amortization expense for the three-month periods ended September 30, 2014 and 2013, respectively. We recorded approximately $58,000 and $28,000 as amortization expense for the nine-month periods ended September 30, 2014 and 2013, respectively.

At September 30, 2014, there was $2.78 million in borrowings outstanding under the credit facility. Based on our borrowing base formula as of September 30, 2014, we had an additional $526,000 available to borrow under this facility.

In October 2014 we further modified our credit facility where Bridge consented to releasing its security interest in certain receivables from one of our customers concurrent with our entering into a vendor payment program with that customer. Under this arrangement, we sell our receivables from this customer to a third party bank and agree to deposit the proceeds into our account with Bridge. At the time the sale of the receivable occurs under this arrangement, Bridge releases its security interest in those receivables. We also modified the terms of the credit facility to exclude this customer’s receivables from our eligible accounts receivable.

Note 4 – Notes Payable

We currently have outstanding promissory notes payable to Gerard J. Gallagher, a director and Chief Technical Officer of the Company. As of September 30, 2014 there was an aggregate principal balance outstanding under the note of $775,000 and a remaining unamortized discount of $42,000.

On September 30, 2014 we amended the terms of the notes payable to amend the future payment schedule and to extend the maturity date of the promissory note from July 1, 2015 to January 1, 2016. Under the amended payment schedule, the Company will make two quarterly principal payments of $25,000 on October 1, 2014 and January 1, 2015. Thereafter, the Company will make monthly principal payments of $25,000 to Mr. Gallagher for a seven month period beginning on February 1, 2015 and ending on July 1, 2015. The Company will also make an additional principal payment of $25,000 on or before October 1, 2015. The remaining outstanding balance is due on January 1, 2016. The Company will continue to make monthly interest payments.

All other terms and conditions of the notes remain unchanged. The notes bear interest at an annual rate of 4%. The promissory note remains convertible into shares of the Company’s common stock at a conversion price of $7.50 per share. All amounts due under the note are immediately due and payable upon the occurrence of a “change in control” of the Company (as defined in the promissory note) or the death of Mr. Gallagher. If the Company fails to pay any amount due under the promissory note within five days after the date due, the Company must pay Mr. Gallagher a late charge equal to 5% of the amount due and unpaid. The Company’s obligations under the promissory note held by Mr. Gallagher are subordinated to the obligations under our credit facility with Bridge Bank.

The balance of the notes payable at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Convertible, unsecured promissory note, due 2015 (4.0%), net	$732,843	$859,843
Less: current portion, net	157,843	137,000
Convertible notes payable, long-term, net	$575,000	$722,843

The unamortized discount at September 30, 2014 and December 31, 2013 was approximately $42,000 and $90,000, respectively. The accretion of this discount which is recorded as interest expense was $16,000 and $48,000 for the three and nine-month periods ended September 30, 2014, and was $20,000 and $29,000 for the three and nine-month periods ended September 30, 2013.

Future repayments on the notes payable at September 30, 2014 are as follows:

2014	$20,000
2015	172,843
2016	550,000
Total	$732,843

Note 5 – Net Loss Per-Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended Sept. 30,		Nine Months Ended Sept 30,
	2014	2013	2014	2013

Numerator:
Net loss	$(366)	$(1,019)	$(2,560)	$(2,007)
Denominator:
Weighted-average shares of common stock outstanding	15,075	14,411	14,935	14,513
Dilutive effect of employee stock options and restricted stock awards	-	-	-	-
Weighted-average shares for diluted net loss per share	15,075	14,411	14,935	14,513

Basic & diluted net loss per share	$(0.02)	$(0.07)	$(0.17)	$(0.14)

The calculation of diluted net loss per share excludes some shares of common stock issuable upon exercise of employee stock options because their inclusion in the calculation would have been anti-dilutive.

	Three Months Ended Sept 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013

Common stock equivalents excluded from calculation because effect would have been anti-dilutive	2,307	2,561	2,409	2,561

Note 6 – Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer, and Thomas Rosato, our former CEO and director and a significant shareholder of the Company until February 28, 2014. The lease expires in July 2016. Rents paid under this agreement were $69,000 and $138,000 for the three and nine-month periods ended September 30, 2014, respectively. We paid rents of $69,000 and $208,000 for the three and nine-month periods ended September 30, 2013, respectively

We have $775,000 outstanding at September 30, 2014 in convertible notes payable to Mr. Gallagher. The notes bear interest at 4% per annum and are subordinated to our borrowings to Bridge Bank under our revolving credit facility. Per the terms of the notes, we paid interest of $8,000 and $24,000 during the three and nine-month periods ended September 30, 2014, respectively. We repaid principal against the Notes of $25,000 and $175,000 during the three and nine-month periods ended September 30, 2014, respectively.

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

We contract with our customers under five primary contract types: cost-plus-fee, guaranteed maximum price, time-and-materials, fixed-price contracts and fixed price service and maintenance contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee and guaranteed maximum price contracts

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Since we earn higher profits from the labor services that our employees provide compared with use of subcontracted labor and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded in order to maximize our profitability.

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically our construction services were tied to a few, high-value contracts for the construction of new data centers at any point in time. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required additional working capital and generated lower margins than our maintenance and integration services. We have re-focused our construction services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, where we can obtain better margins. We have also focused on providing maintenance services for modular data center applications as this emerging market expands.

Revenues for the three-month period ended September 30, 2014 decreased by $4.1 million, or 40% compared to the same period in 2013. This decrease was primarily due to a $4.8 million decrease in our design and construction services, offset by a $0.8 million increase in systems integration revenues, reflecting the acquisition of our systems integration business in the second quarter of 2013. The revenue of $6.2 million in the three-month period ended September 30, 2014 was 1% lower than the $6.3 million in revenues we had in the second quarter of 2014.

Revenues for the nine-month period ended September 30, 2014 decreased by $11.8 million or 38% compared to the same period in 2013. This decrease primarily relates to a $4.9 million sale of large industrial batteries in the first quarter of 2013, which did not recur in 2014 and due to the absence of large construction projects in 2014 compared to 2013. Such construction revenues decreased by $9.3 million in 2014 compared to 2013. These decreases were offset by a $3.4 million increase in systems integration revenues reflecting the acquisition of our systems integration business in the second quarter of 2013.

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

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 65% for the three-month period ended September 30, 2014 compared to 79% for the same period in 2013 and 74% in the second quarter of 2014. This improvement reflects growth in our higher margin maintenance and system integration businesses, including higher utilization of our systems integration facility in the current quarter as this business continued to grow. Cost of revenue as a percentage of revenue was 69% of revenue in the nine-month period ended September 30, 2014 compared to 78% in the same period of 2013. This decrease from the prior year reflects the higher relative costs from greater construction revenues and costs associated with a large battery sale in 2013.

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

Gross Profit

For the three-month period ended September 30, 2014 our gross profit was 35% of revenue, compared to a gross profit margin of 21% in the third quarter of 2013 and a gross profit margin of 26% in the second quarter of 2014. For the nine-month period ended September 30, 2014 our gross profit margin was 31%, compared to 22% in the same period of 2013. This increase, despite the decrease in revenue levels from the prior year,reflects our efforts to focus our business on higher-margin activities such as systems integration and facility maintenance and reflects the absence of large lower-margin revenue streams in 2014, such as our lower-margin construction projects and the $4.9 million battery project that we had in 2013. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended September 30, 2014 our selling, general and administrative expenses decreased by $744,000 or 24% compared to the same period of 2013. This decrease was due to lower salaries due to headcount reductions made in 2014, lower professional fees, including accounting and legal fees, and temporary labor which were impacted in 2013 by the acquisition of our systems integration business in the second quarter of 2013. These savings were offset by additional costs and overhead of $0.3 million resulting from adding the systems integration business into our operations, which added a new facility and new sales team, with related costs, into our cost structure. For the nine-month period ended September 30, 2014, our selling, general and administrative expenses of $8 million were $547,000 or 6% lower than in the same period of 2013. This decrease was due to cost savings from headcount reductions and lower professional fees, offset by new costs of approximately $0.8 million related to the addition of the systems integration business

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2014 are our cash and cash equivalents on hand, our bank credit facility and projected cash flows from operating activities. During the third quarter of 2014 we extended the term of our bank credit facility so that it will continue until May 2016. In October we entered into a vendor financing program with our largest customer that results in us selling our receivables from this customer to a large U.S. bank at a small discount, which results in quicker receipt of cash to us from our sales made to this customer. Previously these receivables could be outstanding in excess of 100 days before collection. The use of this vendor financing program resulted in a further $3 million reduction of receivables in October, and, moving forward, will help us lower our overall level of receivables and improve our overall working capital management and liquidity by accelerating the receipt of payment from our largest customer.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources in order to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates,or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2014 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

Our Business Financing Agreement with Bridge Bank provides for a total line of credit of up to $6 million, subject to our borrowing base, and a maturity date of May 2016. The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. As of September 30, 2014, we had outstanding borrowings of $2.77 million under this loan facility and, based on the borrowing base formula, we had approximately $0.5 million available to borrow under this loan facility. We are currently in compliance with all loan covenants under the loan facility. For further information regarding this credit facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Although our operating results have shown improvement since June 2014 with higher gross margins and significantly lower losses in the current quarter including profitability in the month of September, 2014, we continue to look at alternative sources of funding to strengthen our balance sheet and to further improve our liquidity. We are currently evaluating a number of alternatives including various potential debt, convertible debt and equity issuances but we have not yet agreed upon the terms or amount of any such financing. There can be no guarantee that such financing will be available to us in amounts or on terms reasonably acceptable to us or that we will complete any such financing.

As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $0.9 million and $3.3 million, respectively. We had restricted cash, representing amounts required as collateral for a surety bond, of $0.5 million as of December 31, 2013. The restriction on this funding was released during the third quarter of 2014 and the funds were made available for our general use at that time.

Cash used in operating activities for the nine-month period ended September 30, 2014 was $1.6 million, compared to $4.7 million in the same period of 2013. This decrease was primarily driven by reductions in our net working capital of $3.5 million offset by $0.4 million of larger net losses.

The changes in working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our construction services, can be large in value, exceeding $10 million in certain cases. As we or our subcontractors perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We had one large construction project in progress at the end of 2013, but did not have such a project in progress at the end of the third quarter of 2014. Due to the timing of completion of this project, this contributed to a $4.9 million decrease in accounts receivable and unbilled receivables compared to the prior year, offset by a $3.5 million decrease in our accounts payable compared to the prior year. We also recovered restricted cash of $0.5 million in this current year which had been used as a performance guarantee against a multi-year service contract with a government agency. We have increased our level of billings in excess of revenue by $0.7 million this year as we increase our install base of maintenance contracts and have a higher level of annual and renewal billings of those contracts.

Cash used in investing activities in 2014 consists of purchases of property and equipment. Our capital expenditures increased by approximately $0.1 million compared to 2013 as we invested in additional equipment and testing infrastructure in our systems integration facility, and invested in sales management and time management software. In 2013 we used approximately $1.5 million of cash in connection with the acquisition of our systems integration business.

Cash used in financing activities for the nine month period ended September 30, 2014 comprised $175,000 paid against our convertible note borrowings and $229,000 repaid against our revolving bank credit facility as our level of eligible assets has fluctuated.

Our history of operating losses, continuing use of cash to fund operations, declining revenue, and declining current ratio may cause uncertainty about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and concluded that we have adequate resources to continue to operate as a going concern. We recently extended the term of our bank credit facility to ensure availability of this resource through May 2016. In October 2014 we entered into a customer financing program with our largest customer that allows us to accelerate the receipt of cash from receivables owed by that customer that resulted in the accelerated receipt of $3.1 million from outstanding receivables. In September 2014 we also restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2016, further reducing short term liquidity requirements on our business. These steps taken have collectively improved our liquidity position since June, 2014. During the third quarter we also considered various sources of additional debt, convertible debt and equity financing that may be available and so we continue to negotiate with various third parties to see if such financing can be obtained in amounts and on terms acceptable to us.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure these sources of funding if needed. However our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during the remainder of 2014 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

If we raise additional funds through the issuance of convertible debt or equity securities, the ownership of our existing stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain business activities or to sell all or parts of our operations.

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our revolving credit facility. We believe that as long as we continue to have the use of our credit facility and vendor financing programs, our planned operations should enable us to continue operating as a going concern.

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2014 and 2013, we had no off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2013. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as a result of the material weaknesses of the Company’s internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2014.

As disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, management has determined that the Company’s internal controls over financial reporting were not effective as of December 31, 2013, because of the material weaknesses in its internal control over financial reporting described below.

The Company recognizes revenue on certain projects using the percentage of completion method based upon actual costs incurred and estimated costs to complete such projects. Labor is one cost component of the total job costs and as such the internal controls related to recognition of labor costs against specific jobs may be material to the recognition of revenue. Management found that internal controls related to the recognition of such labor costs were not operating effectively as of December 31, 2013. During 2014 we have strengthened our controls over the recording and authorization of time sheets to remediate this material weakness. We also have implemented changes to the systems that we use to automate the time tracking systems to further remediate this material weakness. Management will test the relevant internal controls over financial reporting to determine whether that implementation has effectively remediated that material weakness.

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

Changes in Internal Control over Financial Reporting

Subject to the above, there were no changes in the Company’s internal control over financial reporting for the three and nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended. As described above, the Company implemented an on-line automated time tracking system to remediate the material weakness related to the recognition of labor costs described above.

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

Item 6. Exhibits.

10.1*	Business Financing Modification Agreement, dated as of August 8, 2014, by and among TSS, Inc., Innovative Power Systems, Inc. and VTC, LLC and Bridge Bank, National Association

10.2	Executive Employment Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 2, 2014, and incorporated herein by reference

10.3	Award Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 2, 2014, and incorporated herein by reference

10.4	Amendment to Amended and Restated Convertible Promissory Note Agreement issued by TSS, Inc. to Gerard J. Gallagher dated as of September 30, 2014 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 1, 2014, and incorporated herein by reference).

10.5*	Business Financing Modification Agreement, dated as of October 3, 2014, by and among TSS, Inc., Innovative Power Systems, Inc. and VTC, LLC and Bridge Bank, National Association

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: November 13, 2014	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

