Form 10-K
period 2014-12-31
TSS, Inc.
filed 2015-04-22
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33627

TSS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Old Settlers Road Round Rock, TX	78664
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(512)-310-1000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ [Do not check if a smaller reporting company]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant was approximately $3,873,370. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock, but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 31, 2015: 15,658,680

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2014 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

As used herein, expect as otherwise indicated by the context, the terms “TSS,” “Company,” “we”, “us” and “our” are used to refer to TSS, Inc. and our wholly-owned subsidiaries.

ii

PART I.

Item 1.	Business

Company Overview

TSS, Inc. (“we”, “us”, “our” “TSS” or the “Company”) is a provider of comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure as well as integration services. We provide a single-source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, construction management, systems integration, system installations and facilities management.

We were incorporated in Delaware in December 2004. As a holding company, we operate through our wholly owned subsidiaries, VTC, LLC d/b/a Total Site Solutions (“VTC”) and Innovative Power Systems, Inc. Our headquarters are in Round Rock, Texas, and we have offices in Columbia, Maryland, Dulles, Virginia, and Los Altos, California.

Our business is concentrated on the data center infrastructure and services market. This market is becoming increasingly dynamic as commerce moves to cloud-based solutions and as data storage requirements continue to escalate exponentially driven by video, mobility and big data requirements. These underlying macroeconomic trends are driving demand for increasingly efficient data center design, construction and operation, resulting in increasing capital expenditures in this market. We compete in large growing market segments often against larger competitors who have greater resources. We have been successful with several large customers in winning contracts and providing business to us under “Master Service Agreements”, and the loss of such customers could have a negative effect on our results. We have focused our sales force on diversifying our customer base to reduce this risk and drive revenue growth.

We believe that as one of the few companies providing a single source for all phases of data center ownership, from design through construction, equipment deployment, operations, maintenance and decommissioning, we are uniquely positioned to capitalize on the continued growth and evolution in the data center market. The services we offer are applicable to traditional brick-and-mortar facilities and also to new modular form factors. We believe our ability to help customers lower the cost of operating their mission-critical facilities surpasses the type and scale of equipment or infrastructure being used by our customers. We are also working with IT equipment manufacturers to help them deploy their equipment into data centers, which enables us to establish relationships with their customers. We are experiencing rapid growth in our maintenance and integration businesses, which are generally at higher margins than our traditional design/build offerings.

Beginning in 2012, we changed our business strategy to pivot the business focus from large, one-off data center construction projects towards offerings such as our facilities management offering that provide greater recurring revenue streams from ongoing services. This shift also transitions us towards higher margin service lines to improve the profitability of the Company. As part of this strategy, we acquired our systems integration business in 2013 to broaden and diversify our service offering for the data center services market.

Service Offerings

We have developed a unique set of solution offerings whereby we provide a range of services that enable our customers and partners to more efficiently develop, deploy and maintain data centers and their related assets. These solutions begin with strategies for the care of information technology assets that are being housed in the facility or modular data center, including power, cooling and heat rejection, as well as disaster recovery backup systems. We assist our customers and partners in developing and implementing total cost of ownership models that enable them to design and build efficient data centers based on their available capital. Our operating expenses are not exclusively aligned to each service offering, as shared resources such as sales, marketing and general and administrative expenses support all services. Our solutions involve all aspects of the life cycle of both traditional and modular data centers and are described in more detail below.

Consulting, Design and Engineering/Planning and Programming

During the initial phase of a data center project, we provide project development related services that typically include establishing project goals and a preliminary budget and schedules, setting technical parameters and requirements, and determining project team members and the overall requirements of the team.

Design and engineering services typically include critical power and mechanical load calculations, mechanical design and engineering, high and medium voltage electrical design and engineering, communications and security systems design and engineering, physical vulnerability assessments, force protection design and bomb blast analyses, fire protection system design and engineering, facility systems equipment selection and facility commissioning and testing. These offerings also include post commissioning support of on-going operations.

Our strategy is intended to increase the amount of recurring revenues we generate from our existing customers, IT equipment partners, and major systems integrators. Our mission critical facilities experience and skills position us as a trusted advisor to our customers, and allow us to work on new opportunities as our customers grow and partners introduce us to new client opportunities.

Construction Management

Activities during this phase are detailed preparations required for a successful construction process. Work performed during the construction management phase includes project management, value engineering and design management, bid negotiation support, subcontractor pre-qualification and selection, long-lead equipment procurement, issuance of equipment and construction contracts, and refinement of project budget and schedule. Our project managers mobilize the required expertise for the project, utilizing in-house superintendents, quality control and safety professionals, as well as qualified subcontractors and support personnel, some of which have historically been provided by affiliated or sub-contracted entities. Our project managers supervise work by project team members, including all aspects of the following: architecture and construction, electric power systems, heat rejection and cooling, energy management and controls, cooling tower systems, security systems, voice, data and network cabling, fire and life safety systems, and process piping and plumbing systems. Our project managers remain responsible for all aspects of the project until project completion and customer delivery.

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

Facilities Management

We provide a comprehensive maintenance and service offering designed to ensure that the multiple systems critical to sustaining on-line applications in technologically intensive facilities and modular data centers remain operational and functional. Typical facilities management services include overall management of the post-construction facility maintenance program, on-site staffing of technical engineering positions (e.g., electricians, HVAC mechanics, control technicians and voice/data technicians), and management of non-technical subcontracted services (e.g., security, landscaping, janitorial, pest control, snow removal, carpentry, painting and general maintenance services). Increasingly, data centers are being constructed in a modular format, whereby information technology, power and other related assets are deployed in pre-integrated solutions. Modular data centers may have lower overall cost of delivery, lower energy consumption and shorter deployment schedules compared to traditional data centers. We have developed a team to deploy and maintain high-density modular data centers. Our on-site maintenance services provide additional project revenue for us and also position us for involvement in any new facility planning, design and construction initiatives that the customer undertakes.

In addition, we have a 24X7 Network Operations Center in Columbia, Maryland that has the capability of remotely monitoring our data center service contract customers’ facilities for systems operations and emergency events that could lead to outages. Temperature levels, humidity, electrical connectivity, power usage and fire alarm conditions are among the items monitored. The system maintains all site documentation for repairs and maintenance performed on each critical piece of equipment covered under our services. The information is useful to our customers in assessing operational efficiency and causes of failure, and enables them to make critical decisions on repair or replacement strategies based on the operating history of the monitored systems.

Our service contracts are typically one to three years in duration with cancellation clauses for nonperformance, and are typically billed annually. Our service contracts take different forms including fixed-price equipment maintenance with optional comprehensive warranty to fix failures, ticket based service with contracted rates in a master service agreement, comprehensive facility services agreements that include on site staffing, scheduled equipment maintenance and nontechnical facility services, and direct contracts for additional moves, add and change work within a facility.

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

As computer density increased and data centers evolved into the use of modular form factors, we found that we could leverage our facilities maintenance experience and infrastructure by offering maintenance service of modules being deployed into new data centers. Our design services continue to evolve to support changing data center requirements. Ultimately, we have started working with IT vendors to help them in the design and integration of IT equipment into modular data centers, which typically leads to ongoing maintenance contracts as these modular systems deploy.

The margins on our facilities maintenance and systems integration businesses are significantly higher than our traditional construction activities. We continue to support the entire line of services as it provides multiple points of value for our customers, and provision of some services will lead to higher levels of our more profitable service offerings as we expand our service footprint with existing customers. Since 2013 we have been focusing our sales activities on growing our maintenance and integration services, and re-aligning our cost structure to reflect this change in focus.

Contracts and Customers

Our customers include United States government and homeland defense agencies and private sector businesses that in some cases are the end user of the facility or in other cases are providing a facility to a government or commercial end user. We categorize contracts where a government agency is the ultimate end user of the facility as government-related contracts.

We earned approximately 60% and 72% of our total revenue from three customers, respectively, for the years ended December 31, 2014 and 2013.

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

Our headcount in sales and marketing has fluctuated as we have worked to align the skill sets with our evolving service offering, leverage partner relationships and increase the consultative capability of our sales organization. We have implemented certain marketing activities including investment in an upgraded customer relationship management software to more efficiently manage our sales and marketing activities.

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

Competition

The mission-critical information technology solutions market is large, fragmented and highly competitive. We compete for contracts based on the strength of our customer relationships, successful past performance record, significant technical expertise, specialized knowledge and broad service offerings. We often compete against divisions of large design and build construction and real estate firms and information technology service and equipment providers of various sizes. Some of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than us. In some cases because of diverse requirements, we frequently collaborate with these and other competitors for large projects. We expect competition in the mission-critical information technology services sector to continue to increase in the future.

Because of the breadth of services that we provide, we face many different competitors some of which are our customers or vendors. An example of some of our competitors include the following:

•	Data center assessment — CSC, Emerson, large IT OEMS (IBM, HP, etc.) and consulting firms (Accenture, etc.)
•	Data center design — Syska Hennesey, Flour, Jacobs Engineering
•	Data center construction — DPR Construction, Holder Construction, Skanska, Structure Tone
•	Modular data center design and configuration — IO, AST/Schneider, Skanska, Emerson
•	Data center rack and modular IT integration — Quanta, Jabil, Avnet, Supermicro
•	Modular deployment — McKinstry, Lee Technologies
•	Data center facilities and modular maintenance — Lee Technologies, McKinstry, JLL, CBRE

We believe that, while we face large and small competitors across the spectrum of our service offering, we are uniquely positioned to provide services to IT and facilities across both modular and traditional data center markets. We believe by providing a single source solution focused in the data center market we provide our customers an integrated solution cost effectively.

Government Regulation

Historically, we have not been subject to any significant regulation by state, federal or foreign governments. In the future, if we contract directly with the federal government versus performing on a subcontractor basis, we may be subject to increased audit and oversight of federal government agencies and the laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations would, among other things: impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles and require reconciliation; impose acquisition regulations that define reimbursable and non-reimbursable costs; restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and require the development and maintenance of a more detailed ethics and compliance program.

Employees

At December 31, 2014, we had 97 full-time employees. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”

Our consolidated financial statements included in this annual report have been prepared on the basis that we will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that we will be able to realize our assets and discharge our liabilities in the normal course of business. Our history of operating losses, declining revenue, and declining current ratio may, by themselves, cause uncertainty about our ability to continue to operate our business as a going concern. We have, however, reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and concluded that we have adequate resources to continue to operate as a going concern. Note 1 to our consolidated financial statements describes the actions we have taken and could take to improve our liquidity.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2015 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. We are seeking additional funding to support ongoing operations. We have no arrangement or commitments for any financing, and financing may not be available when needed on terms favorable to us, or at all.

In its audit report on our financial statements, our independent registered public accounting firm noted that we have suffered recurring losses and have a net working capital deficiency. As a result of these conditions, the audit report contains an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern.

We may not have sufficient financial resources to fund our business; we may need to issue debt or use our stock to seek additional funding.

We may not have sufficient financial resources to fund our business, and we continue to seek additional funding to support our ongoing operations. As described above, we may need to secure additional capital in the future to improve our liquidity in order to carry out our business plan. The amounts involved in any such transaction, individually or in the aggregate, may be material. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. A failure to obtain additional financing could have a material adverse impact our business, financial condition and earnings.

We incurred a net loss in 2014 and 2013 and we may experience net losses in the future.

We experienced net losses of $2.8 million for the years ended December 31, 2014 and 2013. We have had a history of fluctuating operating results, including a history of annual net losses from inception through 2009 and from 2012 through 2014. We had net income for the years ended 2010 and 2011. Although we have made efforts to align costs with sales and gross margin volume, there can be no guarantee that we will be successful in sustaining or increasing profitability in 2015 or beyond. The uncertainty of the current economic environment and rapidly changing competitive marketplace has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability, particularly as we continue to incur significant sales and marketing and administrative expenses. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses, including the acquisition of the systems integration business from arvato digital services, LLC in 2013. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our balance sheet and book an impairment charge in our statement of operations. During the year ended December 31, 2014, we conducted such analyses that resulted in no impairment. The net carrying value of goodwill and other indefinite lived intangibles totaled $1.9 million at December 31, 2014 and 2013, respectively. The net carrying value of finite lived intangible assets totaled $1.0 million and $1.1 million at December 31, 2014 and 2013, respectively.

We derive a significant portion of our revenues from a limited number of customers.

We derive and believe that we will continue to derive in the near term a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which could have a material adverse effect on our financial condition and results of operations. Three customers comprised 60% and 72% of total revenues for the years ended December 31, 2014 and 2013, respectively.

Most of our contracts may be canceled on short notice, so our revenue and potential profits are not guaranteed.

Most of our contracts are cancelable on short notice by the customer either at its convenience or upon our default. If one of our customers terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profit from that contract. If one of our customers terminates the contract due to our default, we could be liable for excess costs incurred by the customer in re-procuring services from another source, as well as other costs. Many of our contracts, including our service agreements, are periodically open to bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if our customers cancel a significant number of contracts, we fail to win a significant number of our existing contracts upon re-bid or we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects. In addition, we provide services under certain master service agreements. If these agreements are terminated, we would be unable to provide on-going services to those customers.

A large portion of our projects are accounted for on the percentage-of-completion method, and if actual results vary from the assumptions made in estimating percentage-of-completion, our revenue and income could be reduced.

We generally recognize revenue on a significant portion of our projects on the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total expected contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation between actual results and estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Any such loss would reduce our revenue and income.

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

Approximately 88% of our revenue is derived from fixed price contracts. Under these contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to estimate accurately the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract, and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

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

Some of our contracts, particularly with construction related-activities, require performance and payment bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which would reduce availability under any credit facility. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds. At December 31, 2014, we had approximately $7.3 million in outstanding bonds associated with ongoing projects.

We have identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

In connection with the preparation of our financial statements for the year ended December 31, 2014, and as discussed in Item 9A – “Controls and Procedures,” we identified a material weakness in our internal control over financial reporting because our monitoring controls and flow of financial reporting information regarding the supervision and review of documentation supporting revenue transactions, journal entries, and period-end cut-off procedures and account reconciliations and establishing and reviewing accrued expenses and accounts payable balances were not operating effectively. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014.

Unless and until remediated, this material weakness could result in additional material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may experience delay or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Management’s ongoing assessment of disclosure controls and procedures as well as internal control over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed. Any failure to improve our disclosure controls and procedures or internal control over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors. Any of these results could adversely affect our business and the value of our common stock.

We may be unable to hire and retain sufficient qualified personnel and the loss of any of our key executive officers may adversely affect our business.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Our business involves the development of tailored solutions for customers, a process that relies heavily upon the expertise and services of employees. Accordingly, our employees are one of our most valuable resources. Competition for skilled personnel is intense in our industry. Recruiting and training these personnel require substantial resources. Our failure to attract and retain qualified personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and constrain our future growth.

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

Our contract performance may involve subcontracts with other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. Our inability to find and engage appropriate subcontractors or a failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor.

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

We maintain a revolving credit facility with Bridge Bank, National Association. Borrowings under this facility are collateralized by substantially all of our assets. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, which is 80% of our eligible trade accounts receivable. During 2014 we modified this agreement to exclude receivables from our largest customer from this facility as we entered into a separate vendor financing program with that customer. In addition to cash on hand, cash flow from operations and our vendor financing facility, this bank facility provides us with the liquidity we require to meet our operating, investing and financing needs. While we believe we can meet these needs from our operations and available sources of financing for the next 12 months, we can provide no assurances that we will be able to do so long-term. The loss of the use of the bank facility or the inability to replace the facility when it expires would materially impair our ability to operate our business.

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facility and other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Our insiders beneficially own a significant portion of our outstanding common stock. Future sales of common stock by these insiders may have an adverse effect on the market price of our common stock.

Our officers, directors or their affiliates beneficially own approximately 5.8 million shares of common stock or approximately 36% of our outstanding common shares as of March 31, 2015. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Our shares are thinly traded and may not be readily marketable.

Our shares are not widely traded, and daily trading volume is generally very low compared with most publicly traded companies. As a result, you may not be able to readily resell your shares in the company.

Our common stock may be characterized as a “penny stock” under applicable SEC regulations.

Our common stock may be characterized as “penny stock” under SEC regulations. As such, broker- dealers dealing in our common stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer determine if purchasing the common stock is suitable for the applicable purchaser. The broker-dealer must also obtain the written consent of the applicable purchasers to purchase the common stock and disclose the best bid and offer prices available for the common stock and the price at which the broker-dealer last purchased or sold the common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell his, her or its shares at any given time.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease a production facility, warehouse and office space in Round Rock, Texas. We also lease office and warehouse facilities in Columbia, Maryland and Dulles, Virginia and office facilities in Los Altos, California. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

Item 3.	Legal Proceedings

We are not a party to any material litigation in any court, and we are not aware of any contemplated proceeding by any governmental authority against us. From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We believe that any potential liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

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

The following table sets forth the high and low transaction prices for our common stock for each of the quarters of 2014 and 2013 as reported by Yahoo Finance:

	2014		2013
	Low	High	Low	High
First Quarter	$0.31	$0.49	$0.41	$0.84
Second Quarter	0.20	0.48	0.47	0.78
Third Quarter	0.12	0.35	0.50	0.79
Fourth Quarter	0.12	0.49	0.32	0.74

As of March 31, 2015, there were 22 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners.

We did not pay dividends on our outstanding stock during the years ended December 31, 2014 and 2013. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under equity compensation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,450,000	$0.45	670,541
Equity compensation plans not approved by security holders	880,000	$0.51	None
Total	2,330,000	$0.47	670,541
Item 6.	Selected Financial Data and Supplementary Financial Information

The information called for by this item is not required as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in Item 1A — Risk Factors and elsewhere in this Annual Report. The commentary should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in this Annual Report.

Overview

TSS, Inc. (“we”, “us”, “our”, or the “Company”) provides comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure, as well as integration services. We provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, construction management, systems integration, system installations and facilities management.

Our headquarters are in Round Rock, Texas, and we have offices in Columbia, Maryland, Dulles, Virginia, and Los Altos, California.

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

During 2014 our focus was centered on realignment of our operating expenses to match our sales levels to reflect the changing product and revenue mix of the Company and to improve profitability. We also added to our direct sales force to expand our sales reach, particularly in the modular data center area and to further diversify our customer base.

Because of the increasing importance of the systems integration business to our overall business, the different business model that it uses and the way it is managed and evaluated separately from our other service lines, in the fourth quarter of 2014 we began reporting this as a separate business unit. This is consistent with how our senior executives evaluate our segment results and allocate resources to our reporting units and how separate information is available. Our activities are now organized into two major segments: facilities construction and maintenance, and systems integration. Our facilities construction and maintenance unit is involved in the design, construction and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers.

Our total revenue in 2014 of $28 million was a $16.4 million, or a 37% decrease from 2013. This was due to the absence of a large battery sale of $4.9 million that occurred in 2013 and from $9.5 million of lower construction service revenues. Our facilities management and related service revenues decreased by $4 million from 2013 due to changes in the configuration of modular deployments in the field, lower pricing on contract renewals and lower levels of new modular deployments compared to the prior year. These decreases were offset by an increase of $2.7 million in systems integration revenues from the business that we acquired in May 2013.

Our gross profit of $8.6 million in 2014 was $0.3 million or 4% lower than our gross profit in 2013, despite the substantially lower revenue levels. Our gross profit margin increased from 20% in 2013 to 31% in 2014. This increase, despite the decrease in revenue levels from the prior year, reflects our efforts to focus our business on higher-margin activities such as systems integration and facility maintenance and reflects the absence of large lower-margin revenue streams in 2014 such as the lower-margin construction projects and the battery project that we had in 2013. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Our operating loss of $2.5 million was $0.1 million or 4% lower than 2013. Included in our operating losses was stock-based compensation expenses of $0.5 million and $0.4 million in 2014 and 2013, respectively. This decrease was due to cost savings from headcount reductions and lower professional fees, offset by new costs of approximately $1.2 million related to the addition of the systems integration business. In the aggregate we were able to lower our operating expenses by $646,000 or 6% from the prior year.

We achieved an unaudited operating loss of $48,000 in our fourth quarter of 2014 after our cost adjustments made earlier in the year. We also generated positive cash flow from operations for the fourth quarter and for the year. We continue to manage our working capital requirements to manage liquidity, and ensure that we have the necessary financial resources to execute on our business strategy.

Critical Accounting Policies and Estimates

We consider an accounting policy to be critical if:

•	the accounting estimate requires us to make assumptions about matters that are highly uncertain or require the use of judgment at the time we make that estimate; and
•	changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we could have reasonably used instead in the current period, would have a material impact on our financial condition or results of operations.

Management has reviewed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed these disclosures. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in these and other items could still have a material impact upon our financial statements.

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

We perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we first have the option to make a qualitative assessment of goodwill for impairment. If we are able to determine through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For those reporting units for which the qualitative assessment is either not performed or indicates that further testing may be necessary, we then assess goodwill for impairment using a two-step process. The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

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

Stock Based Compensation

We account for stock-based compensation using a fair-value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information that can change significantly over time. A small change in estimates used can have a relatively large change in the estimated valuation.

We use the Black-Scholes option valuation model to value employee stock option awards that are not performance based awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method. For performance-based stock awards we use third-party valuation specialists and a Monte-Carlo simulation model to ascertain the fair value of the award at grant date.

Results of Operations

Comparison of 2014 to 2013

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

Revenues for the year ended December 31, 2014 decreased by $16.4 million or 37% compared to 2013. This decrease primarily relates to a $4.9 million sale of large industrial batteries in the first quarter of 2013, which did not recur in 2014, and due to the absence of large construction projects in 2014 compared to 2013. Such construction revenues decreased by $9.5 million in 2014 compared to 2013. Our facilities management and related service revenues decreased by $4 million from 2013 due to changes in the configuration of modular deployments in the field, lower pricing on contract renewals and lower levels of new modular deployments compared to the prior year. These decreases were offset by a $2.6 million increase in systems integration revenues reflecting the acquisition of our systems integration business in the second quarter of 2013.

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

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 69% for the year ended December 31, 2014 compared to 80% for 2013. This improvement reflects growth in our higher margin maintenance and system integration businesses, including higher utilization of our systems integration facility in the current year as this business continued to grow, as well as the change in product mix as our construction management revenues decreased from the prior year. There are higher relative costs from greater construction revenues and this combined with costs associated with a large battery sale in 2013 caused cost of revenue to be a higher proportion of revenue in 2013.

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

Gross Profit

Our gross profit margin for the year ended December 31, 2014 was 31% compared to a gross profit margin of 20% in 2013. This resulted in our gross profit being $8.6 million in 2014, down $0.3 million or 5% from the gross profit in 2013, despite revenue decreasing by $16.4 million compared to the prior year. This comparison highlights the differences in profit margin for our different service offerings, and our efforts to focus on higher-margin activities such as systems integration and facility maintenance. The increase in gross profit margin reflects the absence of large lower-margin revenue streams in 2014 such as our lower-margin construction projects and the $4.9 million battery project that we had in 2013. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2014 our selling, general and administrative expenses decreased by $0.6 million or 6% compared to 2013. This decrease was due to lower salaries due to headcount reductions made in 2014, lower professional fees, including accounting and legal fees, and temporary labor which were impacted in 2013 by the acquisition of our systems integration business in the second quarter of 2013. These savings were offset by additional costs and overhead of $1.2 million resulting from adding the systems integration business into our operations, which added a new facility and new sales team, with related costs, into our cost structure.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2014, our accumulated net operating loss carryforward was $30.9 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Acquisition of Systems Integration business

In May 2013, we acquired certain assets of and assumed certain liabilities of the systems integration business of arvato digital services, LLC. The purchase price totaled approximately $1.5 million including approximately $0.1 million of goodwill and $1.1 million of other identified intangible assets. This business contributed approximately $4.8 million in revenue in 2013 and generated a loss of approximately $0.5 million, See Note 3 — Acquisitions to the 2014 audited consolidated financial statements for additional discussion of this acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2014 are our cash and cash equivalents on hand, our bank credit facility and projected cash flows from operating activities. During the third quarter of 2014 we extended the term of our bank credit facility so that it will continue until May 2016. In October 2014 we entered into a vendor financing program with our largest customer that results in us selling our receivables from this customer to a large U.S. bank at a small discount, which results in quicker receipt of cash to us from our sales made to this customer. Previously these receivables could be outstanding in excess of 100 days before collection. The use of this vendor financing program resulted in a further $3 million reduction of receivables in October, and, moving forward, will help us lower our overall level of receivables and improve our overall working capital management and liquidity by accelerating the receipt of payment from our largest customer.

Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2015 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

Our Business Financing Agreement with Bridge Bank provides for a total line of credit of up to $6 million, subject to our borrowing base, and a maturity date of May 2016. The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. As of December 31, 2014, we had outstanding borrowings of $1.17 million under this loan facility and, based on the borrowing base formula, we had approximately $0.6 million available to borrow under this loan facility. We are currently in compliance with all loan covenants under the loan facility.

Our quarterly operating results have shown improvement since June 2014. Our unaudited gross profit margin increased from 26% in the second quarter to 31% in the fourth quarter of 2014. Our operating profit improved from an unaudited loss of $1.2 million in the second quarter to an unaudited operating loss of $48,000 in the fourth quarter of 2014. We also generated unaudited positive cash flow from operations of $3.1 million in the second half of 2014. Despite these improvements in our results, we continue to look at alternative sources of funding to strengthen our balance sheet and to further improve our liquidity from a group of investors including some entities associated with the Chairman of our board of directors. In February 2015 we borrowed $945,000 under a 5-year, $2 million loan agreement to provide additional liquidity. We have a further $1.055 million available to borrow under this facility with the same terms and conditions as the initial funding, but we have not yet agreed to take this additional funding. There can be no guarantee that such financing will be available to us or that we will complete any such financing.

As of December 31, 2014 and 2013, we had cash and cash equivalents of $1.4 million and $3.3 million, respectively. We had restricted cash, representing amounts required as collateral for a surety bond, of $0.5 million as of December 31, 2013. The restriction on this funding was released during the third quarter of 2014 and the funds were made available for our general use at that time.

Significant uses of cash

Operating activities:

Cash provided by operating activities was $0.6 million for the year ended December 31, 2014 compared to cash used in operating activities of $2.1 million in 2013. This improvement reflects improvements in our working capital during 2014.

The changes in working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our construction services, can be large in value, exceeding $10 million in certain cases. As we, or our subcontractors, perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We had one large construction project in progress at the end of 2013, but did not have such a project in progress at the end of 2014. Due to the timing of completion of this project, this contributed to a $4.0 million decrease in accounts receivable and unbilled receivables compared to the prior year, offset by a $2.0 million decrease in our accounts payable compared to the prior year. We also recovered restricted cash of $0.5 million in this current year which had been used as a performance guarantee against a multi-year service contract with a government agency. We have increased our level of billings in excess of revenue by $0.5 million this year as we increase our install base of maintenance contracts and have a higher level of annual and renewal billings on those contracts. During the fourth quarter of 2014 we also entered into a vendor financing program with our largest customer that results in us selling our receivables from this customer to a large U.S. bank at a small discount, which results in quicker receipt of cash to us from our sales made to this customer. Previously these receivables could be outstanding in excess of 100 days before collection. The use of this vendor financing program resulted in a $3 million reduction of receivables in October, and, moving forward, will help us lower our overall level of receivables and improve our overall working capital management and liquidity by accelerating the receipt of payment from our largest customer.

Investing activities:

Cash used in investing activities in 2014 consists of purchases of property and equipment of $0.5 million. Our capital expenditures increased by approximately $0.1 million compared to 2013 as we invested in additional equipment and testing infrastructure in our systems integration facility, and invested in sales management and time management software. In 2013 we also used approximately $1.5 million of cash in connection with the acquisition of our systems integration business.

Finance activities:

Cash used in financing activities for the year ended December 31, 2014 was $2 million compared to funds provided by financing activities of $1.6 million in 2013. In 2014 we paid $0.2 million against our convertible note borrowing and repaid $1.8 million against our revolving bank credit facility as our level of eligible assets has fluctuated. Much of this repayment occurred in our fourth quarter after we entered into the vendor financing facility, as our bank borrowing base of eligible receivables was reduced. In 2013 we paid $1.2 million against our convertible note borrowing, and borrowed $3 million against our revolving line of credit.

Contractual obligations and commercial commitments

In day-to-day operations, we incur commitments to make future payments for goods and services. These arise from entering into operating leases and as we make commitments to vendors to provide us materials and services. The majority of these purchase commitments are expected to arise in the first six months of 2015 and will be funded by billings that we make to our customers for whom the underlying services or products were provided to. Our debt obligations consist of our revolving bank credit facility and amounts payable under promissory notes. Our credit facility is secured by our eligible accounts receivable and the amount that we can borrow fluctuates based on our then-current level of receivables. Our outstanding balance is due upon expiration of the facility in May 2016. The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2014 (in thousands):

	2015	2016	2017	2018	Thereafter	Total
Promissory notes	200	550	—	—	—	750
Revolving credit facility	—	1,171	—	—	—	1,171
Purchase commitments	1,072	—	—	—	—	1,072
Future minimum lease payments	820	700	129	4	—	1,653
Total future contractual commitments	2,092	2,421	129	4	—	4,646

Our principal lease commitments consists of our leases for our four office locations around the United States.

Under certain construction management contracts, we are obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable. At December 31, 2014 we had $7.3 million of bonds outstanding, and the sureties were indemnified in the event of a loss by related project receivables of $0.04 million. The bonds expire in January 2016

Future uses of cash

Our history of operating losses, declining revenue and declining current ratio, by themselves, cause substantial doubt about our ability to continue to operate our business as a going concern. We recently extended the term of our bank credit facility to ensure availability of this resource through May 2016. In October 2014 we entered into a customer financing program with our largest customer that allows us to accelerate the receipt of cash from receivables owed by that customer that resulted in the accelerated receipt of $3.1 million from outstanding receivables. In September 2014 we also restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2016, further reducing short term liquidity requirements on our business.

We continue to seek additional funding to support our ongoing operations. Subsequent to year end we also borrowed $945,000 under a 5-year multiple advance term loan agreement. During 2014 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so. Collectively, these steps taken have improved our liquidity position since June 2014.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure these sources of funding if needed. However our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2015 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

If we have to raise additional funds through the issuance of convertible debt or equity securities, the ownership of our existing stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain business activities or to sell all or parts of our operations.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes.

New Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending December 31, 2017 and do not anticipate adoption will impact our statements of financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

(a) Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TSS, Inc.

We have audited the accompanying consolidated balance sheets of TSS, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSS, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of operating losses, declining revenue and a net working capital deficiency, along with other matters as set forth in Note 1, under “Description of Business,” that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1, under “Description of Business.” The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
McLean, Virginia
April 22, 2015

TSS, Inc.

Consolidated Balance Sheets
(in ’000 except per-share amounts)

	December 31,
	2014	2013
Current Assets:
Cash and cash equivalents	$1,378	$3,291
Restricted cash	—	501
Contract and other receivables, net	3,951	8,410
Costs and estimated earnings in excess of billings on uncompleted contracts	1,042	544
Inventories, net	154	217
Prepaid expenses and other current assets	243	448
Total current assets	6,768	13,411
Fixed assets, net	670	437
Goodwill	1,907	1,907
Other intangible assets, net	979	1,116
Other assets	91	154
Total assets	$10,415	$17,025
Current Liabilities:
Convertible notes payable, current portion, net	$149	$137
Borrowings under credit facility	1,171	3,000
Accounts payable and accrued expenses	5,547	7,590
Billings in excess of costs and estimated earnings on uncompleted contracts	2,009	2,316
Total current liabilities	8,876	13,043
Convertible notes, less current portion	575	723
Other liabilities	18	9
Total liabilities	9,469	13,775
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, 49,000 shares authorized; 15,905 and 15,395 issued; 15,210 and 14,572 outstanding at December 31, 2014 and 2013, respectively	2	2
Additional paid-in capital	67,651	67,152
Treasury stock 696 and 823 shares at cost at December 31, 2014 and 2013, respectively	(1,512)	(1,512)
Accumulated deficit	(65,195)	(62,392)
Total stockholders' equity	946	3,250
Total liabilities and stockholders’ equity	$10,415	$17,025

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations
(in ’000 except per-share amounts)

	Year Ended December 31,
	2014	2013
Revenue	$27,985	$44,429
Cost of revenue excluding depreciation and amortization	19,424	35,456
Gross profit	8,561	8,973
Selling, general and administrative expenses	10,546	11,192
Depreciation and amortization	488	358
Loss from operations	(2,473)	(2,577)
Interest expense, net	(277)	(197)
Other expense, net	—	(20)
Loss before income taxes	(2,750)	(2,794)
Income tax provision	53	—
Net loss	$(2,803)	$(2,794)
Basic and diluted loss per share	$(0.19)	$(0.19)
Weighted average common shares outstanding	15,017	14,375

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
(in ’000)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2013	15,087	$2	$66,305	809	$(1,503)	$(59,598)	$5,206
Purchase of treasury stock	—	—	—	14	(9)	—	(9)
Stock-based compensation	308	—	402	—	—	—	402
Contributed capital	—	—	445	—	—	—	445
Net loss for the year	—	—	—	—	—	(2,794)	(2,794)
December 31, 2013	15,395	$2	$67,152	823	$(1,512)	$(62,392)	$3,250
Purchase of treasury stock	—	—	—	53	—	—	—
Stock-based compensation	510	—	499	(180)	—	—	499
Net loss for the year	—	—	—	—	—	(2,803)	(2,803)
December 31, 2014	15,905	$2	$67,651	696	$(1,512)	$(65,195)	$946

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows
(in ’000)

	Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,803)	$(2,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392	358
Provision for doubtful accounts	9	23
Stock-based compensation	499	402
Loss on sale of fixed assets	—	41
Amortization of discount on note payable	146	48
Changes in operating assets and liabilities:
Restricted cash	501	(502)
Contracts and other receivables	4,450	(908)
Costs and estimated earnings in excess of billings on uncompleted contracts	(498)	269
Inventory, net	63	(84)
Prepaid expenses and other current assets	204	(8)
Accounts payable and accrued expenses	(2,042)	1,836
Billings in excess of costs and estimated earnings on uncompleted contracts	(308)	(713)
Other liabilities	9	(43)
Net cash provided by (used in) operating activities	622	(2,075)
Cash Flows from Investing Activities:
Capital expenditures	(507)	(371)
Acquisition of a business	—	(1,469)
Net cash used in investing activities	(507)	(1,840)
Cash Flows from Financing Activities:
Payments on convertible notes and seller notes	(200)	(1,200)
Purchase of treasury stock	—	(8)
Payment of debt issuance costs	—	(194)
(Repayment) proceeds from line of credit, net	(1,828)	3,000
Net cash (used in) provided by financing activities	(2,028)	1,598
Net decrease in cash	(1,913)	(2,317)
Cash, beginning of period	3,291	5,608
Cash, end of period	$1,378	$3,291
Supplemental disclosure of cash flow information:
Cash paid for interest	$155	$146
Cash paid for taxes	27	6
Non-cash equity contribution	—	445

See accompanying notes to consolidated financial statements.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies

Description of Business

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”), provides comprehensive services for the planning, design, construction and maintenance of mission-critical facilities and information infrastructure as well as systems integration services related to this infrastructure. We provide a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, construction management, facilities management and systems integration. Our corporate offices are in Round Rock, Texas, and we also have facilities in Dulles, Virginia, Columbia, Maryland and Los Altos, California.

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize it assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining revenue, and declining current ratio, by themselves, raise substantial doubt about our ability to continue to operate our business as a going concern. We continue to seek additional funding to support our ongoing operations. We recently extended the term of our bank credit facility to ensure availability of this resource through May 2016. In October 2014 we entered into a customer financing program with our largest customer that allows us to accelerate the receipt of cash from receivables owed by that customer that resulted in the accelerated receipt of $3.1 million from outstanding receivables. In September 2014 we also restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2016, further reducing short term liquidity requirements on our business.

Subsequent to year end we also borrowed $945,000 under a 5-year multiple advance term loan agreement with a group of investors including some entities associated with our Chairman of our Board of Directors. During 2014 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2015 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies  – (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The fair value of the long-term debt is disclosed in Note 4 — Convertible Notes Payable and Note 5 — Credit Facility. The carrying amounts of the other financial instruments approximate their fair value at December 31, 2014 and 2013, due to the short-term nature of these items. See Note 8 — Fair Value Measurements.

Accounting for Business Combinations

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

TSS, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies  – (continued)

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

Shipping and Freight Costs

Costs to ship products to customers, which consist primarily of freight expenses, are expensed as incurred and are included in Cost of Revenue. Total shipping and freight costs were approximately $0.5 million for the years ended December 31, 2014 and 2013.

Advertising Costs

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Total advertising costs were approximately $1,000 and $69,000 for the years ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair market value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers and directors.

During the years ended December 31, 2014 and 2013, the Company incurred approximately $17,000 and $10,000, respectively in non-cash compensation expense which is included in Cost of Revenue and $0.5 and $0.4 million in 2014 and 2013 respectively in non-cash compensation expense which was included in Selling, general and administrative expenses.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT Original Equipment Manufacturer (OEM). If this relationship is unsuccessful or discontinues, our business and revenue would suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to them would significantly reduce our revenue. We also periodically perform large construction projects which may comprise a significant portion of our revenues during the construction phase, and which may cause large fluctuations in our quarterly revenues.

The following customers accounted for a significant percentage of our revenues for the periods shown:

	2014	2013
US-based IT OEM	44%	41%
US-based construction company	8%	12%

No other customers represented more than 10% of our revenues for any periods presented. Our US based IT OEM customer represented 29% and 19% of our accounts receivable at December 31, 2014 and 2013, respectively. A US-based pharmaceutical customer represented 13% of our accounts receivable at December 31, 2014 and a US-based retail customer represented 10% of our accounts receivable at December 31, 2014. A US-based construction company represented 41% of our accounts receivable at December 31, 2013. No other customer represented more than 10% of our accounts receivable at December 31, 2014 or at December 31, 2013.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. At December 31, 2014 and

TSS, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies  – (continued)

2013 we did not have cash invested in interest bearing accounts. At December 31, 2014, we had unrestricted cash of $1.4 million in excess of FDIC insured limits.

Restricted Cash

Restricted cash represents funds being held by a third party for the purposes of funding future expenses related to a large contract that was signed in February 2013. These funds were returned to us during 2014.

Contract and Other Receivables

Accounts receivable are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts. Included in accounts receivable is retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable. At December 31, 2014 and 2013, bonds outstanding totaled $7.3 million and $25.8 million, respectively, and the sureties were indemnified in the event of a loss by related project receivables of $0.04 million and $19.38 million, respectively.

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

The following table summarizes the changes in our allowance for doubtful accounts (in ’000):

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$24	$44
Additions charged to expense	78	102
Recovery of amounts previously reserved	(64)	(122)
Amounts written off	(13)	—
Balance at end of year	$25	$24

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

TSS, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies  – (continued)

Fixed Assets

Fixed assets are recorded at cost. We provide for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. Depreciation expense is included in operating expenses in the statement of operations. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

Goodwill and Intangible Assets

We recorded goodwill and intangibles with definite lives, including customer relationships and acquired software, in conjunction with the acquisition of the systems integration business during 2013. These intangible assets are amortized based on their estimated economic lives. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed, and it is not amortized. This business is reported as a separate reporting unit as its operations and business model are different to our traditional business, and the goodwill attributable to this transaction was allocated to this reporting unit.

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

Beginning in the fourth quarter of 2014, we allocated goodwill to our reporting units. We allocate goodwill to our reporting units based on specific transactions. Our systems integration business was acquired in 2013, and so we specifically attributed the fair value of the goodwill to this reporting unit based on the acquisition price of that business unit. We then used the residual method to attribute our remaining goodwill to our other reporting units.

We also review intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

We have elected to use December 31 as our impairment test date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets as at December 31, 2014 and a qualitative analysis as of December 31 2013 and concluded there was no additional impairment. At December 31, 2014 and 2013 the residual carrying value of goodwill was $1.9 million.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies  – (continued)

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A full valuation allowance has been recorded against our net deferred tax assets, because we have concluded that under relevant accounting standards it is more likely than not that deferred tax assets will not be realizable. We recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Loss Per-Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares outstanding for the year. Diluted loss per common share is computed similarly; however, it is adjusted for the effects of the assumed exercise of our outstanding stock options and the vesting of outstanding shares of restricted stock, if applicable.

Treasury Stock

We account for treasury shares using the cost method. Purchases of shares of common stock are recorded at cost and results in a reduction of stockholders’ equity. We hold repurchased shares in treasury for general corporate purposes, including issuances under various employee compensation plans. When treasury shares are issued, we use a weighted average cost method. Purchase costs in excess of reissue price are treated as a reduction of retained earnings. Reissue price in excess of purchase costs is treated as additional paid-in-capital.

Recent Issued Accounting Standards

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending December 31, 2017 and do not anticipate adoption will impact our statements of financial position or results of operations.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 2 — Supplemental Balance-sheet Information

Receivables

Contract and other receivables consist of the following (in ’000):

	December 31, 2014	December 31, 2013
Contract and other receivables	$3,976	$8,434
Allowance for doubtful accounts	(25)	(24)
	$3,951	$8,410

Retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project, represented $1.0 million as at December 31, 2013 and was included in Contract and other receivables.

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ’000):

	December 31, 2014	December 31, 2013
Work in process	$33	$46
Raw materials	123	176
Less: Reserve	(2)	(5)
Inventories, net	$154	$217

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in ’000):

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	—	$1,907	—
Trade name	$60	—	$60	—
Intangible assets subject to amortization:
Customer relationships	$906	$(146)	$906	$(55)
Acquired software	$234	$(75)	$234	$(29)

We recorded approximately $0.1 million of goodwill related to the acquisition of the Systems Integration business during 2013. In connection with that acquisition, we recorded approximately $1.1 million of identifiable intangible assets. As of December 31, 2014 and 2013, $0.9 million represents customer relationships and $0.2 million represents acquired software. Under the residual method, all other goodwill has been allocated to our construction management reporting unit.

We recognized amortization expense related to intangibles of approximately $137,000 and $84,000 for the years ended December 31, 2014 and 2013, respectively.

Annual amortization expense for the acquired software during each year through 2017 will be approximately $47,000 and will be approximately $18,000 in 2018. Amortization expense for the customer-related intangible asset is expected to be approximately $91,000 during each year through 2022 and approximately $35,000 in 2023.

As of December 2014 we performed a quantitative analysis of the fair value of our goodwill and other intangible assets as part of our annual testing for impairment. We used a combination of valuation

TSS, Inc.

Notes to Consolidated Financial Statements

Note 2 — Supplemental Balance-sheet Information  – (continued)

methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there are events and circumstances in existence at December 31, 2014 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was substantially greater than the carrying value, including goodwill, for each of our reporting units. Thus we concluded that there was no impairment as at December 31, 2014 for our goodwill and other long-lived intangible assets.

Property and equipment

Property and equipment consist of the following (in ’000):

	Estimated Useful Lives	December 31,
		2014	2013
Vehicles	5 years	$32	$32
Trade equipment	5 years	210	209
Leasehold improvements	2 – 5 years	279	196
Furniture and fixtures	7 years	70	68
Computer equipment and software	3 years	1,341	921
		1,932	1,426
Less accumulated depreciation		(1,262)	(989)
Property and equipment, net		$670	$437

Depreciation of fixed assets and amortization of leasehold improvements and software totaled $0.3 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000):

	2014	2013
Accounts payable	$3,995	$5,017
Accounts payable retainage	—	272
Accrued expenses	961	1,636
Compensation, benefits and related taxes	574	628
Other accrued expenses	17	37
Total accounts payable and accrued expenses	$5,547	$7,590

Note 3 — Acquisition

On May 20, 2013, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire certain assets and assume certain specified liabilities from arvato digital services LLC (the “Seller”) related to the Seller’s data center integration business (the “Systems Integration business”) operated at its Round Rock, Texas facility.

The preliminary purchase price paid by us under the Purchase Agreement was approximately $1.5 million. A payment of approximately $0.7 million was paid in cash at closing, $0.4 million was set aside in an escrow account for the purposes of satisfying any indemnification claims under the Purchase Agreement, and the balance of the purchase price of $0.4 million was paid on July 1, 2013. During the year ended December 31, 2013, we incurred $0.3 million in acquisition costs associated with the purchase of the Systems Integration business. These costs were included in Selling, general and administrative expenses in our 2013 financial statements.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 3 — Acquisition  – (continued)

The purchased assets include all inventory, furniture, fixtures, equipment, identified customer contracts, intellectual property (including certain proprietary software) and other assets used in the Systems Integration business. We also offered employment to certain employees of the Systems Integration business and assumed the Seller’s lease at the Round Rock, Texas facility for the remaining term.

We also entered into a Transition Services Agreement and a Software License Agreement with the Seller to license purchased proprietary software back to the Seller on a non-exclusive, perpetual, royalty-free basis, with certain territorial limitations.

We accounted for this transaction as a business combination using the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Under the acquisition method, the purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation included goodwill and other intangible assets. Recognition of goodwill is largely attributable to the assembled workforce acquired and other factors. Goodwill is recognized in our system integration reportable segment as the acquisition resulted in the creation of a second reportable segment.

The following table summarizes the purchase price allocation (in $’000):

Cash paid at acquisition date	$725
Additional installments of preliminary purchase price	744
Acquisition consideration	$1,469
Inventories	$132
Other current assets	11
Fixed assets	48
Goodwill	138
Intangible assets	1,140
Net assets acquired	$1,469

The amount of revenue and net loss of the Systems Integration business included in our statement of operations for the year ended December 31, 2013 was $4.8 million and $0.5 million, respectively.

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

Inventories, fixed assets and other assets were at cost which approximates fair value. Intangibles were valued using Level 3 inputs which result in management’s best estimate of fair value from the perspective of a market participant.

The unaudited financial information in the table below summarizes the combined results of continuing operations of the Company and the Systems Integration business, on pro forma basis, as though the acquisition had occurred as of the first day of the twelve months ended December 31, 2013 and reflects the effect of business acquisition accounting from the acquisition, including the amortization expense of acquired intangible assets. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the year ended December 31, 2013 combines our historical results and the historical results for the Systems Integration business for the year ended December, 2013.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 3 — Acquisition  – (continued)

(in $’000 except per share data)	December 31, 2013
Revenue	$58,335
Net loss from continuing operations	$(1,914)
Basic loss per share	$(0.13)
Diluted loss per share	$(0.13)
Basic weighted average number of common shares outstanding	14,375
Diluted weighted average number of common shares outstanding	14,375

The pro forma net loss presented does not include non-recurring acquisition costs of $0.3 million incurred during the year ended December 31, 2013.

Note 4 — Convertible notes payable

We currently have outstanding promissory notes payable to Gerard J. Gallagher, a director and Chief Technical Officer of the Company. As of December 31, 2014 there was an aggregate principal balance outstanding under the note of $750,000 and a remaining unamortized discount of $9,000.

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

The balance of the notes payable at December 31, 2014 and 2013 were as follows (in ’000):

	December 31, 2014	December 31, 2013
Convertible, unsecured promissory note, due 2016 (4.0%), net	$724	$860
Less: current portion, net	149	137
Convertible notes payable, long-term, net	$575	$723

The unamortized discount at December 31, 2014 and 2013 was approximately $26,000 and $41,000, respectively. The accretion of this discount which is recorded as interest expense was $15,000 and $48,000 for the years ended December 31, 2014 and 2013, respectively.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 4 — Convertible notes payable  – (continued)

Future principal repayments on the notes payable as at December 31, 2014 are as follows (in ’000):

2015	$200
2016	550
Total	$750

We had previously restructured the notes payable in May 2013. In this previous restructuring, Mr. Gallagher agreed to reduce the outstanding principal amount by $0.3 million, which was reflected as a non-cash item in the accompanying audited 2013 consolidated statements of cash flows. After the reduction, the new principal amount due was $1.9 million. This reduction in the principal amount was agreed upon in exchange for an immediate payment of $900,000 at the time of closing, leaving an outstanding principal balance at the time of restructuring of $1.0 million.

Upon an “event of default” (as defined in the promissory note) and during the continuance of the event of default, the outstanding principal indebtedness under the promissory note will bear interest at an annual rate of 7%. If we fail to cure an event of default within a period of 60 days following the date of such event of default, Mr. Gallagher will have the right to convert any amount equal to not less than $25,000 but up to an amount equal to the unpaid amount due under the promissory note into that number of shares of our common stock obtained by dividing the amount being converted by a conversion price equal to 125% of the fair market value per share of our common stock. For purposes of the promissory note, the fair market value of a share of our common stock equals the average of the high and low bid prices of our common stock reported daily on the OTCQB marketplace during the twenty day period ending on the date Mr. Gallagher elects to make such conversion. Notwithstanding these conversion rights, the aggregate number of shares of our common stock that may be issued as a result of converting amounts due under the promissory note upon an event of default may not exceed 12% of the issued and outstanding shares of our common stock as of the date Mr. Gallagher initially elects to make such conversion.

We incurred approximately $40,000 related to the restructuring of the note in 2013. These costs are included in other assets and are being amortized over the life of the note using the effective interest method. Approximately $17,000 and $12,000 was recorded as amortization expense for the years ended December 31, 2014 and 2013, respectively.

The restructured note was recorded at fair market value resulting in a discount of $0.1 million. The discount is being amortized over the period from the date of issuance to the date the note is due using the effective interest method.

Note 5 — Credit Facility

We have a revolving credit facility with Bridge Bank NA (“Bridge”) under a Business Financing Agreement that expires in May 2016. Our credit facility with Bridge provides for a secured revolving line of credit in an aggregate amount of up to $6 million, subject to a borrowing base of 80% of eligible accounts receivable. Borrowings under the facility bear interest at (1) the greater of (a) the prime rate published by Bridge, which was 3.25% at December 31, 2014 or (b) 3.25%, plus (2) 2% per annum. The revolving loans made to us under this credit facility are secured by a lien on substantially all of our assets. We modified this agreement in July 2014 to extend the term of the facility until May 2016 on substantially the same terms and conditions.

Our credit facility includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notice of adverse events. The credit facility also includes customary negative covenants, including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The credit facility requires us to maintain an asset coverage ratio of at least 1.50 to 1. The asset coverage ratio is defined as the ratio of

TSS, Inc.

Notes to Consolidated Financial Statements

Note 5 — Credit Facility  – (continued)

unrestricted cash plus eligible accounts receivable to all indebtedness owed by us to Bridge. We were in compliance with this covenant at December 31, 2014.

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

We incurred expenses of $0.1 million, relating to obtaining this credit facility. These costs are included in other assets and are being amortized over the expected life of the credit facility using the effective interest method. Approximately $45,000 and $47,000 was recorded as amortization expense for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, there was $1.17 million in borrowings outstanding under the credit facility. Based on our borrowing base formula as of December 31, 2014, we had an additional $562,000 available to borrow under this facility.

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

Note 6 — Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision/(benefit) for income taxes from continuing operations consists of the following (in ’000):

	Year Ended December 31,
	2014	2013
Current:
Federal	$—	$—
State	22	—
Deferred:
Federal	28	(935)
State	3	(330)
Total benefit for income taxes before valuation allowance	$53	$(1,265)
Change in valuation allowance	—	1,265
Total provision (benefit) for income taxes	$53	$—

TSS, Inc.

Notes to Consolidated Financial Statements

Note 6 — Income Taxes  – (continued)

The significant components of our deferred tax assets and liabilities are as follows (in ’000):

	December 31,
	2014	2013
Gross current deferred taxes:
Deferred tax assets:
Accrued expenses	$67	$35
Gross current deferred tax assets before valuation allowance	67	35
Valuation allowance	(67)	(14)
Net current deferred tax assets	$—	$21
Deferred tax liabilities:
Prepaid expenses	$(12)	$(21)
Gross current deferred tax liabilities before valuation allowance	(12)	(21)
Valuation allowance	—	—
Net current deferred tax liabilities	(12)	(21)
Net current deferred taxes	$(12)	$—
Non-current deferred taxes:
Deferred tax assets:
Net operating loss carryover	$11,370	$10,808
Goodwill and other intangibles	4,510	5,395
Deferred compensation	291	365
Depreciation	—	212
Other carryovers and credits	8	21
Gross non-current deferred tax assets before valuation allowance	16,179	16,801
Valuation allowance	(16,158)	(16,801)
Net non-current deferred tax assets	$21	$—
Deferred tax liabilities:
Goodwill and other intangibles	(31)	—
Depreciation	(9)	—
Deferred non-current tax liabilities	$(40)	$—
Net non-current deferred taxes	$(19)	$—

At December 31, 2014 and 2013, we had net operating losses (“NOL”) totaling $30.9 million and $26.7 million, respectively, to be carried forward 20 years to offset future taxable income and any unused NOL will begin to expire in 2027. At December 31, 2014 and 2013, we have recorded a deferred tax asset and corresponding valuation allowance of $11.4 million and $10.8 million, respectively, reflecting the federal and state benefit of the remaining loss carryforwards.

We do not believe our net operating loss will be limited under Internal Revenue Code (“IRC”) Section 382 and believe it will also be available for state income tax purposes subject to state carryforward limitations. IRC Section 382 limits the utilization of net operating loss in years subsequent to an owner shift based upon the value of the Company at the date of the owner shift. We have not undertaken a detailed study in connection with IRC Section 382 in order to determine if there is any limitation of the utilization of its net operating loss carryforward. If IRC Section 382 limitation were deemed to apply, our gross deferred tax asset and its corresponding valuation allowance could be reduced.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 6 — Income Taxes  – (continued)

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2014 and 2013. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

At December 31, 2014 and 2013, we have established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization. We have concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable based on our historical operating results and estimated future taxable income. We believe it is more likely than not that the benefit of net deferred tax assets will not be fully realized based on our current year loss and estimated future taxable income.

In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years, and have determined that it does not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2011 tax year forward remain open under statutes of limitation.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

	Year Ended December 31,
	2014	2013
Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	2.0%	6.0%
Effect of permanent differences	(1.4)%	0.0%
Effect of valuation allowance	(36.7)%	(40.0)%
Total	(2.1)%	0.0%

Note 7 — Commitments and Contingencies

We leases premises and equipment under operating leases having terms from month-to-month to 4 years. At December 31, 2014, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year including known escalation clauses, are as set forth in this table below (in $’000):

Year
2015	$820
2016	700
2017	129
2018	4
Total	$1,653

TSS, Inc.

Notes to Consolidated Financial Statements

Note 7 — Commitments and Contingencies  – (continued)

For the years ended December 31, 2014 and 2013, rent expense included in selling, general and administrative expenses for operating leases was $0.5 million and $0.5 million, respectively. For the years ended December 31, 2014 and 2013, rent expense included in cost of revenue for operating leases was $0.4 million and $0.3 million, respectively.

In the normal course of business we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2014, these open purchase order commitments amount to approximately $1.1 million. The majority of services delivered and equipment received is expected to be satisfied during the first six months of 2015 at which time these commitments will be fulfilled.

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently estimate that a material adverse effect on our financial position, results of operations and cash flows from such matters is not reasonably possible.

Note 8 — Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2014, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 9 — Share Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan (the “Plan”), which was designed to attract, retain and motivate key employees. Under the Plan, we have reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. At December 31, 2014, 651,000 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the years ended December 31, 2014 and 2013.

Stock-based Compensation Expense

For the year ended December 31, 2014, we recognized stock-based compensation of $499,000, of which approximately $17,000 was included in Cost of Revenue and the remainder is included in Selling, General and Adminstrative expenses. For the year ended December 31, 2013, the Company recognized stock-based compensation of $397,000 of which approximately $10,000 was included in Cost of Revenue and the remainder was included in Selling, General and Administrative expenses.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 9 — Share Based Payments  – (continued)

As of December 31, 2014, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $0.4 million with a weighted average remaining vest life of 1.20 years.

Stock Options

Although we had historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2014 and 2013. The grants have various vesting features including time-based vesting and performance-based vesting.

Fair Value Determination — We utilize a Black-Scholes-Merton model to value stock options vesting over time, while market exercisable awards were valued using a Monte Carlo simulation. We will reconsider the use of the Black-Scholes-Merton model and Monte-Carlo simulation if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under these models.

Volatility — The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history corresponding to the expected term for Black-Scholes-Merton model and longest available history, or 6.69 years, for the Monte Carlo simulation.

Expected Term — Given the lack of historical experience, the expected term of options granted to employees was determined utilizing a plain vanilla approach whereby minimum or median time to vest and the contractual term of 10 years are averaged.

Risk-free Interest Rate — The yield was determined based on U.S. Treasury rates corresponding to the expected term of the underlying grants.

Dividend Yield — The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We do not anticipate paying dividends; therefore the yield was estimated at zero.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the year ended December 31, 2014:

	Black-Scholes-Merton	Monte Carlo Simulation
Volatility	106%	71%
Expected life of options (in years)	6	2.00
Risk-free interest rate	1.27%	1.64%
Dividend yield	0%	0%

During the years ended December 31, 2014 and 2013, we granted stock options to purchase 0.5 million and 0.9 million shares, respectively, of common stock at a weighted-average exercise price of $0.36 and $0.66 per share, respectively, which reflects the fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace during the 20 trading days following the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the years ended December 31, 2014 and 2013, as determined under the Black-Scholes-Merton valuation model and Monte-Carlo simulation was $0.24 and $0.53, respectively.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 9 — Share Based Payments  – (continued)

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2014 and 2013:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value*
Shares under option, January 1, 2013	1,950,000	$0.45	—	$—
Options granted	934,000	$0.66
Options exercised	—	$—		$—
Options cancelled and expired	(519,000)	$(0.50)
Shares under option, December 31, 2013	2,365,000	$0.52	8.75	$9,600
Options granted	520,000	$0.36
Options exercised	—	$—		$—
Options cancelled and expired	(555,000)	$(0.57)
Shares under option, December 31, 2014	2,330,000	$0.47	8.00	$34,000

*	Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at January 1, 2013	1,950,000	$0.37
Options granted	934,000	$0.53
Vested during period	(126,667)	$(0.32)
Options cancelled	(519,000)	$(0.42)
Non-vested shares under option, December 31, 2013	2,238,333	$0.40
Options granted	520,000	$0.24
Vested during period	(296,666)	$(0.44)
Options cancelled	(555,000)	$(0.45)
Non-vested shares under option, December 31, 2014	1,906,667	$0.33

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2014:

	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Stock options exercisable	423,333	8	$0.53	$—
Stock options expected to vest	1,906,667	8	$0.46	$34,000
Options exercisable and expected to vest	2,330,000

TSS, Inc.

Notes to Consolidated Financial Statements

Note 9 — Share Based Payments  – (continued)

Restricted Stock

We have granted shares of restricted stock under the Plan. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees typically vest over three years in one-third increments on the first, second and third anniversaries of the grant date, contingent upon employment with the Company on the vesting dates. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

The fair value of restricted stock awarded for the years ended December 31, 2014 and 2013 totaled $245,000 and $28,000, respectively, and were calculated using the value of TSS’ common stock on the grant date. The value of awards are being amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2014 and 2013, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested January 1, 2013	270,169	$1.03
Granted restricted stock	36,667	$0.75
Vested restricted stock	(121,836)	$(0.83)
Unvested December 31, 2013	185,000	$0.95
Granted restricted stock	710,000	$0.35
Cancelled restricted stock	(52,333)	(0.40)
Vested restricted stock	(167,667)	$(0.66)
Unvested December 31, 2014	675,000	$0.43

Note 10 — Common Stock Repurchases

During the year ended December 31, 2014, we repurchased 998 treasury shares with an aggregate value of less than $1,000 associated with the vesting of restricted stock held by employees. During the year ended December 31, 2013, we repurchased 14,435 treasury shares with an aggregate value of approximately $9,000 associated with the vesting of restricted stock held by employees. Per terms of the restricted stock agreements, for certain employees, we paid the employee’s related taxes associated with the employee’s vested stock, and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

Note 11 — Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer, and Thomas Rosato, our former CEO and director and a significant shareholder of the Company until February 28, 2014. This lease expires in July 2016. Rents paid under this agreement was $277,000 for both of the years ended December 31, 2014 and 2013, respectively. We also paid $36,000 and $128,000 in the years ended December 31, 2014 and 2013, respectively, to another entity owned by Mr. Rosato and his family, under a lease agreement for office and warehouse space. That lease was terminated in May 2013 and we continue to rent warehouse space only on a monthly basis.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 11 — Related Party Transactions  – (continued)

We have $750,000 outstanding at December 31, 2014 in convertible notes payable to Mr. Gallagher. The notes bear interest at 4% per annum and are subordinated to our borrowings to Bridge Bank under our revolving credit facility. Per the terms of the notes, we paid interest of $30,000 and $17,000 during the years ended December 31, 2014 and 2013, respectively. We repaid principal against the Notes of $200,000 and $1.2 million during the years ended December 31, 2014 and 2013, respectively.

Note 12 — Loss Per-Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Years Ended December 31,
	2014			2013
(in $’000)	Loss	Shares	$ per Share	Income	Shares	$ per Share
Basic Loss per Share
Net loss	$(2,803)	15,017	$(0.19)	$(2,794)	14,375	$(0.19)
Effect of Dilutive Securities
Unvested restricted stock	—	—	—	—	—	—
Unsecured convertible note	—	—	—	—	—	—
Diluted Loss per Share	$(2,803)	15,017	$(0.19)	$(2,794)	14,375	$(0.19)

For the years ended December 31, 2014 and 2013, potentially dilutive shares of 3,124,000 and 2,678,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss reported in each year.

Note 13 — Segment Reporting

Because of the increasing importance of the systems integration business to our overall business, the different business model that it uses and the way it is managed and evaluated separately from our other service lines, in the fourth quarter of 2014 we began reporting this reporting unit as a separate business unit. Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities construction and maintenance, and systems integration. Our facilities construction and maintenance unit is involved in the design, construction and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers. As the system integration business becomes a greater proportion of our total business, operates with a different business model, and is managed and evaluated separately from our other business, we have determined that it should be reported as a separate business unit. All of our revenues are derived from the U.S. market. Segment operating results reflect earnings before stock-based compensation, acquisition related expenses, other expenses, net, and provision for income taxes.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 13 — Segment Reporting  – (continued)

Revenue and operating result by reportable segment reconciled to reportable net loss for the years ended December 31, 2014 and 2013 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Revenues:
Facilities construction and maintenance	$20,534	$39,579
System integration services	7,451	4,850
Total revenues	$27,985	$44,429
Loss from operations:
Facilities construction and maintenance	$3,435	$5,840
System integration services	1,416	(512)
Other consolidated activities	(7,324)	(7,905)
Consolidated loss from operations	$(2,473)	$(2,577)
Depreciation expense:
Facilities construction and maintenance	$76	$78
System integration services	173	48
Other consolidated activities	27	28
Consolidated depreciation expense	$276	$154
Interest expense
Facilities construction and maintenance	$—	$—
System integration services	—	—
Other consolidated activities	277	196
Consolidated interest expense	$277	$196
Total Assets
Facilities construction and maintenance	$5,617	$9,625
System integration services	3,146	3,056
Other consolidated activities	1,652	4,344
Total assets	$10,415	$17,025
Goodwill
Facilities construction and maintainance	1,769	1,769
Systems integration	138	138
Total goodwill	1,907	1,907

Other consolidated activities relates to operating costs not specifically attributable to each business segment including sales, marketing, executive and administrative support functions including activities such as finance, human resources and IT.

Note 14 — Subsequent Events

In connection with the preparation of its financial statements for the year ended December 31, 2014, the Company has evaluated events that occurred subsequent to December 31, 2014 through the date of issuance to determine whether any of these events required recognition or disclosure in the 2014 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as follows:

In February 2015 we entered into a multiple advance term loan agreement and related agreements with MHW SPV II, LLC (“MHW”), an entity affiliated with the Chairman of our Board of Directors, for a loan in

TSS, Inc.

Notes to Consolidated Financial Statements

Note 14 — Subsequent Events  – (continued)

the maximum amount of $2 million. We borrowed $945,000 under the terms of this loan agreement on February 3, 2015 and executed a promissory note to evidence this loan and the terms of repayment.

The loan requires interest-only payments made monthly, beginning March 1, 2015 and bears annual interest at a fixed rate of 12%. The loan has a maturity date of 60 months from the date of the last advance by MHW of the proceeds of the loan. We are able to prepay the loan at any time, subject to a prepayment fee of (a) 4% of the amount prepaid if the prepayment is made prior to February 3, 2016, (b) 2% of the amount prepaid if the prepayment is made between February 4, 2016 and February 3, 2017, and (c) 1% of the amount prepaid if the prepayment is made between February 4, 2017 and February 3, 2018.

The obligations under the Loan are secured by substantially all of our assets pursuant to the terms of a security agreement. The parties also executed a Subordination Agreement to evidence their agreement that the Loan is subordinated to the senior debt held by Bridge Bank, NA.

The Company and MHW also entered into a warrant (the “Warrant”) granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable on exercise of the Warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

Peter H. Woodward, the chairman of the board of directors of the Company, is a principal of MHW Capital Management LLC, which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the Warrant.

(b) Unaudited Quarterly Financial Information

The tables herein set forth the Company’s unaudited condensed consolidated 2014 and 2013 quarterly statements of operations (in thousands except per-share amounts):

2014 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$8,411	$6,213	$6,302	$7,059
Net loss	(170)	(439)	(1,302)	(892)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.09)	$(0.06)

2013 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$13,066	$10,292	$6,952	$14,119
Net loss	(788)	(1,019)	(965)	(23)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.07)	$(0.00)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, as a result of the material weakness in the Company’s internal control over financial reporting as discussed below, the Company’s disclosure controls and procedures were not effective.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal control over financial reporting was not effective because of the following material weakness in its internal control over financial reporting which existed as of December 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s monitoring controls and flow of financial reporting information regarding the supervision and review of documentation supporting revenue transactions, journal entries and period-end cut-off procedures and account reconciliations and establishing and reviewing accrued expenses and accounts payable balances were not operating effectively as of December 31, 2014.

The Company's independent auditors have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. As a result, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, we are not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit of internal control over financial reporting and are providing only this management's report on internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

Except as noted in the following sentences, there have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously reported, our management identified a material weakness in our internal control over financial reporting at December 31, 2013, relating to the lack of resources required to properly evaluate and record certain complex and non-routine transactions that require complex accounting analysis. During 2014, we hired a new Chief Financial Officer and a new corporate controller and added new resources to the accounting function to provide additional supervision, approval, and review of complex and non-routine transactions and the accounting of those transactions.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2014 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2015 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2014 and 2013 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2. Financial Statements Schedules:

None.

3. Exhibits:

2.1	Asset Purchase Agreement, effective as of May 20, 2013, by and between arvato digital services llc and VTC, L.L.C. (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
3.1.1	Amendment to the Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A-1 to the Company’s Definitive Proxy Statement filed on May 22, 2007 and incorporated herein by reference)
3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A to the Company’s Definitive Proxy Statement filed on April 29, 2011 and incorporated herein by reference)
3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, dated effective June 6, 2013 (previously filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013, and incorporated herein by reference).
3.2	Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)
4.1.1	Loan Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).
4.1.2	Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Buildings, Inc. payable to the order of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).
4.1.3	Security Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC and Alletag Buildings, Inc. in favor of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).
4.1.4	Subordination Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc., MHW SPV II LLC and Bridge Bank, National Association, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).
4.1.5	Warrant between TSS, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).
10.1	Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.2‡	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2012 and incorporated herein by reference)
10.3.1‡	Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.3.2‡	Amendment to Executive Employment Agreement, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010, and incorporated herein by reference).
10.3.3‡	Letter Agreement, dated February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.3.4‡	Amendment to Executive Employment Agreement, dated January 3, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).
10.3.5‡	Amendment to Executive Employment Agreement, effective as of March 15, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).
10.3.6‡	Amendment to Executive Employment Agreement, effective as of May 21, 2013, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).
10.3.7‡	Amendment to Executive Employment Agreement, effective as of August 13, 2013, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013, and incorporated herein by reference).
10.4.1	Convertible Promissory Note, dated January 19, 2007, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Schedule 13D filed by Gerard J. Gallagher on January 29, 2007)
10.4.2	Amendment to Convertible Promissory Note, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)
10.4.3	Amended and Restated Convertible Promissory Note, dated May 21, 2013, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).
10.4.4	Amended and Restated Convertible Promissory Note dated September 30, 2014 issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 1, 2014, and incorporated herein by reference
10.5.1‡	Executive Employment Agreement, dated January 3, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).
10.5.2‡	Amendment No. 1 to Executive Employment Agreement, effective as of March 14, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).
10.5.3‡	Stock Option Agreement, dated as of April 30, 2012, between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).
10.5.4‡	Stock Option Agreement dated as of April 30, 2012 between the Company and Anthony Angelini with respect to options to purchase $500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 8, 2012 and incorporated herein by reference).

10.6.1	Business Financing Agreement, dated as of May 21, 2013, by and among Bridge Bank, National Association, the Company, Innovative Power Systems, Inc., and VTC, L.L.C. (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).
10.6.2	Business Financing Modification Agreement, dated as of April 8, 2014, by and between TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C. and Bridge Bank National Association (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014, and incorporated herein by reference).
10.6.3	Business Financing Modification Agreement, dated July 2, 2014, by and among the TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C. and Bridge Bank, National Association (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 3, 2014, and incorporated herein by reference).
10.6.4	Business Financing Modification Agreement, dated as of August 8, 2014, by and among TSS, Inc., Innovative Power Systems, Inc., VTC L.L.C. and Bridge Bank National Association (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2014, and incorporated herein by reference).
10.6.5	Business Financing Modification Agreement, dated as of October 3, 2014, by and among the TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C. and Bridge Bank, National Association (previously filed with the Commission as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2014, and incorporated herein by reference
10.7.1‡	Employment Agreement, dated January 14, 2014, between TSS, Inc. and Martin T. Olsen (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 13, 2014, and incorporated herein by reference).
10.7.2‡	Award Agreement, dated January 14, 2014, between TSS, Inc. and Martin T. Olsen (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 13, 2014, and incorporated herein by reference).
10.8.1‡	Consulting Agreement, dated July 2, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 3, 2014, and incorporated herein by reference).
10.8.2‡	Employment Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).
10.8.3‡	Award Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).
21*	Listing of subsidiaries
23.1*	Consent of Grant Thornton LLP regarding TSS, Inc. financial statements for the years ended December 31, 2014 and 2013.
31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.
Date: April 22, 2015	By: /s/ Anthony Angelini Anthony Angelini Chief Executive Officer (Principal Executive Officer)
Date: April 22, 2015	By: /s/ John K. Penver John K. Penver Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 22, 2014.

Signature	Title
/s/ Peter H. Woodward Peter H. Woodward	Chairman of the Board
/s/ Anthony Angelini Anthony Angelini	Chief Executive Officer and Director (Principal Executive Officer)
/s/ John K. Penver John K. Penver	Chief Financial Officer (Principal Financial Officer and Accounting Officer)
/s/ Gerard J. Gallagher Gerard J. Gallagher	Chief Technical Officer and Director
/s/ Daniel J. Phelps Daniel J. Phelps	Director