Form 10-Q
period 2015-03-31
TSS, Inc.
filed 2015-05-20
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33627

TSS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Old Settlers Blvd Austin, Texas	78664
(Address of principal executive offices)	(Zip Code)

(512) 310-1000

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 15, 2015              15,682,004

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended March 31, 2015

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par values)

	March 31,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash and cash equivalents	$708	$1,378
Contract and other receivables, net	3,622	3,951
Costs and estimated earnings in excess of billings on uncompleted contracts	1,176	1,042
Inventories, net	118	154
Prepaid expenses and other current assets	150	243
Total current assets	5,774	6,768
Fixed assets, net	690	670
Goodwill	1,907	1,907
Intangible assets, net	944	979
Other assets	107	91
Total assets	$9,422	$10,415

Current Liabilities:
Convertible notes payable, current portion, net	$663	$149
Borrowings under credit facility	1,079	1,171
Accounts payable and accrued expenses	4,756	5,547
Billings in excess of costs and estimated earnings on uncompleted contracts	1,309	2,009
Total current liabilities	7,807	8,876
Convertible notes payable, less current portion, net	-	575
Non-current notes payable, net of discount	783	-
Other liabilities	16	18
Total liabilities	8,606	9,469

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2015 and December 31, 2014; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2015 and December 31, 2014; 16,385 and 15,905 issued at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	67,923	67,651
Treasury stock 703 and 696 shares at cost at March 31, 2015 and December 31, 2014, respectively	(1,512)	(1,512)
Accumulated deficit	(65,597)	(65,195)
Total stockholders' equity	816	946
Total liabilities and stockholders’ equity	$9,422	$10,415

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2015	2014
Results of Operations:

Revenue	$7,272	$7,059
Cost of revenue	4,868	4,824
Gross profit	2,404	2,235

Selling, general and administrative expenses	2,604	2,899
Depreciation and amortization	130	164
Total operating costs	2,734	3,063
Loss from operations	(330)	(828)
Other expense:
Interest expense, net	(72)	(64)
Other expense	-	-)
Loss from operations before income taxes	(402)	(892)

Income tax provision	-	-

Net loss	$(402)	$(892)

Basic and diluted loss per share:
Loss per common share	$(0.03)	$(0.06)
Weighted average common shares outstanding	15,283	14,467

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2015

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2015	15,905	$2	$67,651	696	$(1,512)	$(65,195)	$946
Purchase of treasury stock	-	-	-	7	-	-	-
Stock-based compensation	480	-	104	-	-	-	104
Warrants issued with debt	-	-	168	-	-	-	168
Net loss	-	-	-	-	-	(402)	(402)
Balance at March 31, 2015	16,385	$2	$67,923	703	$(1,512)	$(65,597)	$816

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(402)	$(892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	122
Amortization of discount on notes payable	22	17
Stock-based compensation	104	133
Changes in operating assets and liabilities:
Restricted cash	-	341
Contract and other receivables	329	754
Costs and estimated earnings in excess of billings on uncompleted contracts	(134)	137
Inventories, net	36	29
Prepaid expenses and other current assets	77	159
Accounts payable and accrued expenses	(791)	(2,301)
Billings in excess of costs and estimated earnings on uncompleted contracts	(700)	(450)
Other liabilities,	(2)	-
Net cash used in operating activities	(1,347)	(1,951)
Cash Flows from Investing Activities:
Capital expenditures	(92)	(122)
Net cash used in investing activities	(92)	(122)
Cash Flows from Financing Activities:
Payment on convertible notes payable	(84)	(125)
Payments on line of credit	(92)	-
Proceeds from issuance of debt	945	-
Net cash provided by (used in) financing activities	769	(125)
Net decrease in cash	(670)	(2,198)
Cash and cash equivalents at beginning of period	1,378	3,291
Cash and cash equivalents at end of period	$708	$1,093
Supplemental disclosure of cash flow information:
Cash paid for interest	$45	$48
Cash paid for taxes	$33	$6
Supplemental non-cash financing information:
Issuance of warrants in connection with debt	$168	$-

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Condensed Consolidated Statements

March 31, 2015

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides comprehensive services for the planning, design, construction and maintenance of mission-critical facilities and information infrastructure as well as systems integration services related to this infrastructure. We provide a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, construction management, facilities management and systems integration. Our corporate offices are in Round Rock, Texas, and we also have facilities in Dulles, Virginia, Columbia, Maryland and Los Altos, California.

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In February 2015 we borrowed $945,000 under a 5-year multiple advance term loan agreement with a group of investors including some entities associated with our Chairman of our Board of Directors. During 2014 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2015 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern

Revenue Recognition

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

We recognize revenue from assembled products when the finished product is shipped and collection of the resulting receivable is reasonably assured. In arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended March 31,
	2015	2014

US-based IT OEM	56%	38%
US-based construction company	1%	18%
US-based retail company	9%	17%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 29% of our accounts receivable at March 31, 2015 and December 31, 2014, respectively. A US-based retail customer represented 11% and 13% of our accounts receivable at March 31, 2015 and December 31, 2014, respectively. A US-based equipment supplier represented 11% of our accounts receivable at March 31, 2015. No other customer represented more than 10% of our accounts receivable at March 31, 2015 or at December 31, 2014.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, an accounting pronouncement related to the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for us beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. As of March 31, 2015 and December 31, 2014 we had $40,000 and $39,000, respectively, of debt issuance costs reported as assets on our consolidated balance sheet that will be reclassified to a reduction of the carrying amount of the liability upon our adoption of this new guidance.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consist of the following (in ‘000’s):

	March 31, 2015	December 31, 2014
Contract and other receivables	$3,656	$3,976
Allowance for doubtful accounts	(34)	(25)
	$3,622	$3,951

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	March 31, 2015	December 31, 2014
Work in process	$7	$33
Raw materials	111	121
Inventories, net	$118	$154

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in ‘000’s):

	March 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Trade name	$60	-	$60	-
Intangible assets subject to amortization:
Customer relationships	$906	$(161)	$906	$(146)
Acquired software	$234	$(95)	$234	$(75)

We recognized amortization expense related to intangibles of approximately $35,000 and $34,000 for the three month periods ended March 31, 2015 and 2014, respectively.

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

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles as at December 31, 2014 as part of our annual testing for impairment. We used a combination of valuation methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there were events and circumstances in existence at December 31, 2014 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was substantially greater than the carrying value, including goodwill, for each of our reporting units. Thus we concluded that there was no impairment as at December 31, 2014 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three-month period ended March 31, 2015 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	March 31, 2015	December 31, 2014
Accounts payable	$3,106	$3,995
Accrued expenses	916	961
Compensation, benefits & related taxes	692	574
Other accrued expenses	42	17
Total accounts payable and accrued expenses	$4,756	$5,547

Note 3 – Long term borrowings

In February 2015 we entered into a multiple advance term loan agreement and related agreements with MHW SPV II, LLC (‘‘MHW’’), an entity affiliated with the Chairman of our Board of Directors, for a loan in the maximum amount of $2 million. We borrowed $945,000 under the terms of this loan agreement on February 3, 2015 and executed a promissory note to evidence this loan and the terms of repayment.

The loan requires interest-only payments made monthly, beginning March 1, 2015, and bears annual interest at a fixed rate of 12%. The loan has a maturity date of 60 months from the date of the last advance by MHW of the proceeds of the loan. We are able to prepay the loan at any time, subject to a prepayment fee of (a) 4% of the amount prepaid if the prepayment is made prior to February 3, 2016, (b) 2% of the amount prepaid if the prepayment is made between February 4, 2016 and February 3, 2017, and (c) 1% of the amount prepaid if the prepayment is made between February 4, 2017 and February 3, 2018.

The obligations under the loan are secured by substantially all of our assets pursuant to the terms of a security agreement. The parties also executed a subordination agreement to evidence their agreement that the loan is subordinated to the senior debt held by Bridge Bank, National Association.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant (the ‘‘Warrant’’) granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable on exercise of the Warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the warrants granted was approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $168,000 and a corresponding increase to additional paid in capital. This discount will be amortized using the effective interest rate method over the term of the loan. $4,000 was amortized during the three-month period ended March 31, 2015.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the Warrant.

Note 4 – Net Loss Per-Share

Basic and diluted (loss) earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted earnings per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. The table below income represents the numerator and shares represent the denominator (in thousands except per share amounts).

	Three Months Ended March 31,
	2015	2014

Numerator:
Net loss	$(402)	$(892)
Denominator:
Weighted-average shares of common stock outstanding	15,283	14,467
Dilutive effect of employee stock options and restricted stock awards	-	-
Weighted-average shares for diluted net loss per share	15,283	14,467

Basic & diluted net loss per share	$(0.03)	$(0.06)

For the three-month periods ended March 31, 2015 and 2014, potentially dilutive shares of 2,568,000 and 2,794,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss reported in each period.

Note 5 – Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer, and Thomas Rosato, our former CEO and director and a significant shareholder of the Company until February 28, 2014. This lease expires in July 2016. Rents paid under this agreement were $69,000 for each of the three -month periods ended March 31, 2015 and 2014, respectively. We also paid $9,000 in each of the three-month periods ended March 31, 2015 and 2014, respectively, to another entity owned by Mr. Rosato and his family for the rental of warehouse space that is leased on a monthly basis.

We have $675,000 principal outstanding at March 31, 2015 in convertible notes payable to Mr. Gallagher, net of remaining discount of $12,000. The notes bear interest at 4% per annum and are subordinated to our borrowings to Bridge Bank under our revolving credit facility. Per the terms of the notes, we paid interest of $7,000 and $8,000 during the three month periods ended March 31, 2015 and 2014, respectively. We repaid principal against the Notes of $75,000 and $125,000 during the three -month periods ended March 31, 2015 and 2014, respectively.

Note 6 Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities construction and maintenance, and systems integration. Our facilities construction and maintenance unit is involved in the design, construction and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers. As the system integration business becomes a greater proportion of our total business, and because it operates with a different business model, and is managed and evaluated separately from our other business, we have determined that it should be reported as a separate business unit. All of our revenues are derived from the U.S. market. Segment operating results reflect earnings before stock-based compensation, acquisition related expenses, other expenses, net, and provision for income taxes.

Revenue and operating result by reportable segment reconciled to reportable net loss for the three-month periods ended March 31, 2015 and 2014 and other segment-related information is as follows (in thousands):

	Three Month Periods
	ended March 31,
	2015	2014
Revenues:
Facilities construction and maintenance	$4,806	$5,487
System integration services	2,466	1,572
Total revenues	$7,272	$7,059

Income (loss) from operations:

Facilities construction and maintenance	$1,031	$935
System integration services	545	285
Other consolidated activities	(1,797)	(2,048)
Consolidated loss from operations	$(221)	$(828)

Depreciation expense:
Facilities construction and maintenance
System integration services	$64	32
Other consolidated activities	21	32
Consolidated depreciation expense	$85	$64
Interest expense
Facilities construction and maintenance	$—	$—
System integration services	—	—
Other consolidated activities	72	64
Consolidated interest expense	$72	$64
Total Assets
Facilities construction and maintenance	$5,698	$8,491
System integration services	2,791	3,142
Other consolidated activities	933	1,773
Total assets	$9,422	$13,406

Other consolidated activities relates to operating costs not specifically attributable to each business segment including sales, marketing, executive and administrative support functions including activities such as finance, human resources and IT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2013 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview

TSS, Inc. (‘‘we’’, ‘‘us’’, ‘‘our’’, or the ‘‘Company’’) provides comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure, as well as integration services. We provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, construction management, systems integration, system installations and facilities management.

Our headquarters are in Round Rock, Texas, and we have offices in Columbia, Maryland, Dulles, Virginia, and Los Altos, California.

Our business is concentrated on the data center infrastructure and services market. This market is becoming increasingly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for increasingly efficient data center design, construction and operation, resulting in increasing capital expenditures in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under ‘‘Master Service Agreements’’, and the loss of such customers would have a negative effect on our results. We have recently added to our direct sales force to help diversify our customer base to reduce this risk.

RESULTS OF OPERATIONS

Revenue

Revenue consists of fees earned from the planning, design and construction of mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services on these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive all of our revenue from the U.S. market.

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

Revenues for the three-month period ended March 31, 2015 increased by $213,000, or 3% compared to the same period in 2014. This increase reflects increases in our facilities maintenance and systems integration businesses due to higher deployments of modular data center products, offset by a $1.6 million decrease in our construction management services compared to the prior year. In 2014 we were completing two large data center construction projects but did not have similar projects in our revenue mix in 2015. Our revenue of $7.3 million in the three-month period ended March 31, 2015 was 14% or $1.1 million lower than the $8.4 million in revenue we had in the fourth quarter of 2014 primarily due to lower levels of construction management services.

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

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 67% for the three-month period ended March 31, 2015 compared to 68% for the same period in 2014 and 69% in the fourth quarter of 2014. This improvement reflects growth in our higher margin maintenance and system integration businesses, including higher utilization of our systems integration facility in the current quarter as this business continued to grow.

Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to the use of subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customer projects increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win larger contracts or win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts, particularly with our construction management services. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital.

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

Gross Profit

For the three-month period ended March 31, 2015 our gross profit was 33% of revenue, compared to a gross profit margin of 32% in the first quarter of 2014 and a gross profit margin of 31% in the fourth quarter of 2014. This increase reflects our efforts to focus our business on higher-margin activities such as systems integration and facility maintenance and reflects the change in revenue mix that resulted in the absence of large, lower-margin revenue streams in 2015 such as our lower-margin construction projects. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2015 our selling, general and administrative expenses decreased by $295,000 or 10% compared to the same period of 2014. This decrease was due to lower professional fees, including accounting and legal fees, and temporary labor which were impacted in 2014 by changes in our independent registered public accounting firm. These savings were offset by additional selling and travel costs of $0.1 million resulting from adding additional sales resources as we continue to expand our selling capabilities.

Operating income

For the three-month period ended March 31, 2015 our operating loss was $330,000. This was a reduction of $498,000 or 60% from the operating loss of $828,000 that we had in the in the first quarter of 2014. This improvement was driven by higher revenue, higher gross margins and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2015 are our cash and cash equivalents on hand, our bank credit facility and projected cash flows from operating activities. During the first quarter of 2015 we entered into a new multiple advance term loan agreement with an affiliate of the Chairman of our Board of Directors. Under this loan agreement we borrowed $945,000 under a 5-year interest-only loan. The obligations under the loan are secured by substantially all of our assets pursuant to the terms of a security agreement. The parties also executed a subordination agreement to evidence their agreement that the loan is subordinate to the senior debt held by Bridge Bank, National Association.

Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2015 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

Our Business Financing Agreement with Bridge Bank provides for a total line of credit of up to $6 million, subject to our borrowing base, and a maturity date of May 2016. The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. As of March 31, 2015, we had outstanding borrowings of $1.08 million under this loan facility and, based on the borrowing base formula, we had approximately $0.1 million available to borrow under this loan facility. We are currently in compliance with all loan covenants under the loan facility. For further information regarding this credit facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Although our operating results have shown improvement since June 2014 with higher revenues, higher gross margins and lower operating expenses, resulting in significantly lower losses in the current quarter, we continue to look at alternative sources of funding to strengthen our balance sheet and to further improve our liquidity. We are currently evaluating a number of alternatives including various potential debt, convertible debt and equity issuances but we have not yet agreed upon the terms or amount of any such financing. There can be no guarantee that such financing will be available to us in amounts or on terms reasonably acceptable to us or that we will complete any such financing.

As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $0.7 million and $1.4 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities for the three-month period ended March 31, 2015 was $1.3 million, compared to $2 million in the same period of 2014. This decrease was primarily driven by reductions in our net losses of approximately $600,000.

Changes in our working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our construction services, can be large in value, exceeding $10 million in certain cases. As we or our subcontractors perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We completed 2 large construction projects during the first quarter of 2014, but did not have any such projects in progress during the first quarter of 2015. Due to the timing and completion of these projects, this contributed to a $329,000 decrease in our accounts receivable compared to the prior year offset by a $791,000 decrease in our accounts payable compared to the prior year.

Investing activities:

Cash used in investing activities in 2015 consists of purchases of property and equipment. Our capital expenditures were approximately $92,000 as we invested in additional equipment and testing infrastructure in our systems integration facility, and invested in sales management and time management software.

Financing activities:

Cash provided by financing activities for the three-month period ended March 31, 2015 was $769,000 compared to cash used in financing activities for the three month period ended March 31, 2014 of $125,000. In 2015 we borrowed $945,000 from new long-term debt and repaid $75,000 against our notes payable to Mr. Gallagher and $92,000 against the balance of our bank revolving facility as our level of eligible receivables decreased. In 2014 we repaid $125,000 against our notes payables.

Future uses of cash

Our history of operating losses, declining revenue, and declining current ratio cause substantial doubt about our ability to continue to operate our business as a going concern. In the second quarter of 2014 we extended the term of our bank credit facility to ensure availability of this resource through May 2016. In October 2014 we entered into a customer financing program with our largest customer that allows us to accelerate the receipt of cash from receivables owed by that customer that resulted in the accelerated receipt of $3.1 million from outstanding receivables. In September 2014 we also restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2016, further reducing short term liquidity requirements on our business.

We continue to see additional funding to support our ongoing operations. In the first quarter of 2015 we borrowed $945,000 under a 5-year multiple advance term loan agreement. During 2014 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so. Collectively, these steps have improved our liquidity position since June 2014.

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

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our revolving credit facility. All of the above risks and the other risks defined in our Annual Report for the year ended December 31, 2014, may have a material adverse effect on our business results or liquidity. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt or the sale of part or all of our operations. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 3, 2014, we had no off balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2014. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as a result of the material weaknesses of the Company’s internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2015.

The Company’s monitoring controls and flow of financial reporting information regarding the supervision and review of documentation supporting revenue transactions, journal entries and period-end cut-off procedures and account reconciliations and establishing and reviewing accrued expenses and accounts payable balances were not operating effectively as of December 31, 2014. During 2015 we have strengthened our controls over the review of journal entries and account reconciliations to remediate this material weakness. We are also in the process of implementing new cut-off procedures surrounding revenue and expense cut-offs to further remediate this material weakness, however we have not yet tested the effectiveness of these new procedures. We will test the relevant internal control over financial reporting to determine whether that implementation has effectively remediated that material weakness.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

This information discussed in this item should be read in conjunction with our discussion included in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

10.1*	Form of Restricted Stock Award Agreement with executive officers relating to the 2006 Omnibus Incentive Compensation Plan

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: May 20, 2015	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

