Form 10-Q
period 2015-06-30
TSS, Inc.
filed 2015-08-18
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33627

TSS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Old Settlers Road Round Rock, Texas	78664
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 15, 2015              15,632,004

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended June 30, 2015

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

As used in the Form 10-Q, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par values, unaudited)

	June 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash and cash equivalents	$916	$1,378
Contract and other receivables, net	3,206	3,951
Costs and estimated earnings in excess of billings on uncompleted contracts	1,035	1,042
Inventories, net	80	154
Prepaid expenses and other current assets	659	243
Total current assets	5,896	6,768
Fixed assets, net	688	670
Goodwill	1,907	1,907
Intangible assets, net	910	979
Other assets	88	91
Total assets	$9,489	$10,415

Current Liabilities:
Convertible notes payable, current portion, net	$600	$149
Borrowings under credit facility	1,187	1,171
Accounts payable and accrued expenses	5,192	5,547
Billings in excess of costs and estimated earnings on uncompleted contracts	1,967	2,009
Total current liabilities	8,946	8,876
Convertible notes payable, less current portion, net	-	575
Non-current notes payable, net of discount	791	-
Other liabilities	7	18
Total liabilities	9,744	9,469

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2015 and December 31, 2014; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2015 and December 31, 2014; 16,385 and 15,905 issued at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	68,070	67,651
Treasury stock 753 and 696 shares at cost at June 30, 2015 and December 31, 2014, respectively	(1,512)	(1,512)
Accumulated deficit	(66,815)	(65,195)
Total stockholders' equity (deficit)	(255)	946
Total liabilities and stockholders’ equity	$9,489	$10,415

See accompanying notes to the consolidated financial statements.

 TSS, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Results of Operations:
Revenue	$5,847	$6,302	$13,119	$13,361
Cost of revenue	4,405	4,643	9,273	9,467
Gross profit	1,442	1,659	3,846	3,894
Selling, general and administrative expenses	2,425	2,771	5,029	5,710
Depreciation and amortization	148	118	278	241
Total operating costs	2,573	2,889	5,307	5,951
Loss from operations	(1,131)	(1,230)	(1,461)	(2,057)
Other income (expense):
Interest expense, net	(87)	(72)	(159)	(137)
Loss from operations before income taxes	(1,218)	(1,302)	(1,620)	(2,194)
Income tax provision	-	-	-	-
Net loss	$(1,218)	$(1,302)	$(1,620)	$(2,194)

Basic and diluted loss per share:
Loss per common share	$(0.08)	$(0.09)	$(0.10)	$(0.15)
Weighted average common shares outstanding	15,665	14,475	15,474	14,473

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2015

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2015	15,905	$2	$67,651	696	$(1,512)	$(65,195)	$946
Purchase of treasury stock	-	-	-	57	-	-	-
Restricted shares granted to employees	480	-	-	-	-	-	-
Stock-based compensation	-	-	251	-	-	-	251
Warrants issued with debt	-	-	168	-	-	-	168
Net loss	-	-	-	-	-	(1,620)	(1,620)
Balance at June 30, 2015	16,385	$2	$68,070	753	$(1,512)	$(66,815)	$(255)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,620)	$(2,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	241
Amortization of discount on notes payable	40	32
Provision for doubtful accounts	(11)	(49)
Stock-based compensation	251	250
Changes in operating assets and liabilities:
Restricted cash	-	322
Contract and other receivables	756	2,396
Costs and estimated earnings in excess of billings on uncompleted contracts	7	(255)
Inventories, net	74	-
Prepaid expenses and other assets	(441)	1
Accounts payable and accrued expenses	(355)	(3,139)
Billings in excess of costs and estimated earnings on uncompleted contracts	(42)	(72)
Other liabilities	(11)	(8)
Net cash used in operating activities	(1,074)	(2,475)
Cash Flows from Investing Activities:
Capital expenditures	(199)	(273)
Net cash used in investing activities	(199)	(273)
Cash Flows from Financing Activities:
Payment on convertible notes payable	(150)	(150)
Proceeds from line of credit	16	1,000
Proceeds from issuance of debt	945	-
Net cash provided by financing activities	811	850
Net decrease in cash	(462)	(1,898)
Cash and cash equivalents at beginning of period	1,378	3,291
Cash and cash equivalents at end of period	$916	$1,393
Supplemental disclosure of cash flow information:
Cash paid for interest	$79	$99
Cash paid for taxes	$67	$27
Supplemental non-cash financing information:
Issuance of warrants in connection with debt	$168	$-

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Condensed Consolidated Statements

June 30, 2015

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

The accompanying condensed consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize it assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining revenue, stockholder’s deficit and declining current ratio, by themselves, raise substantial doubt about our ability to continue to operate our business as a going concern. We continue to seek additional funding to support our ongoing operations. In February 2015 we borrowed $945,000 under a 5-year multiple advance term loan agreement with a group of investors including some entities associated with the Chairman of our Board of Directors. During 2014 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2015 or significantly affect our level of liquidity, which may require us to take measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern

Revenue Recognition

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended June 30,		Sixe Months Ended June 30,
	2015	2014	2015	2014

US-based IT OEM	40%	48%	47%	41%
US-based data center company	20%	7%	9%	14%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 20% of our accounts receivable at June 30, 2015 and 29% of our accounts receivable at December 31, 2014. A U.S.-based data center company represented 32% of our accounts receivable at June 30, 2015. A US-based retail customer represented 13% of our accounts receivable at December 31, 2014. No other customer represented more than 10% of our accounts receivable at June 30, 2015 or at December 31, 2014.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, an accounting pronouncement related to the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for us beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. As of June 30, 2015 and December 31, 2014 we had $64,000 and $49,000, respectively, of debt issuance costs reported as assets on our consolidated balance sheet. We do not anticipate that adoption of this guidance will have a material impact on our financial statements when we implement this in fiscal year 2016.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending December 31, 2017 and are currently evaluating the impact of this pronouncement on our statements of financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers.  This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted.  We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consist of the following (in ‘000’s):

	June 30, 2015	December 31, 2014
Contract and other receivables	$3,220	$3,976
Allowance for doubtful accounts	(14)	(25)
	$3,206	$3,951

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	June 30, 2015	December 31, 2014
Work in process	$7	$33
Raw materials	73	121
Inventories, net	$80	$154

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in ‘000’s):

	June 30, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Trade name	$60	-	$60	-
Intangible assets subject to amortization:
Customer relationships	$906	$(191)	$906	$(146)
Acquired software	$234	$(99)	$234	$(75)

We recognized amortization expense related to intangibles of approximately $34,000 and $69,000 for the three and six- month periods ended June 30, 2015, respectively.

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

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles as at December 31, 2014 as part of our annual testing for impairment. We used a combination of valuation methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there were events and circumstances in existence at December 31, 2014 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was substantially greater than the carrying value, including goodwill, for each of our reporting units. Thus we concluded that there was no impairment as at December 31, 2014 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three or six-month periods ended June 30, 2015 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	June 30, 2015	December 31, 2014
Accounts payable	$3,219	$3,995
Accrued expenses	1,175	961
Compensation, benefits & related taxes	403	574
Other accrued expenses	395	17
Total accounts payable and accrued expenses	$5,192	$5,547

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

The loan requires interest-only payments made monthly, beginning March 1, 2015, and bears annual interest at a fixed rate of 12%. The loan has a maturity date of February 3, 2020. We are able to prepay the loan at any time, subject to a prepayment fee of (a) 4% of the amount prepaid if the prepayment is made prior to February 3, 2016, (b) 2% of the amount prepaid if the prepayment is made between February 4, 2016 and February 3, 2017, and (c) 1% of the amount prepaid if the prepayment is made between February 4, 2017 and February 3, 2018.

The obligations under the loan are secured by substantially all of our assets pursuant to the terms of a security agreement. The parties also executed a subordination agreement to evidence their agreement that the loan is subordinated to the senior debt held by Bridge Bank, National Association.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant (the ‘‘Warrant’’) granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable upon exercise of the Warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the Warrant was approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the Warrants resulting in a recognition of a discount on the loan of approximately $168,000 and a corresponding increase to additional paid in capital. This discount will be amortized using the effective interest rate method over the term of the loan. $8,000 was amortized during the three month period ended June 30, 2015 and $14,000 was amortized during the six-month period ended June 30, 2015.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the Warrant.

Note 4 – Net Loss Per-Share

Basic and diluted (loss) earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted earnings per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities including common stock warrants. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below income represents the numerator and shares represent the denominator (in thousands except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerator:
Net loss	$(1,218)	$(1,302)	$(1,620)	$(2,194)
Denominator:
Weighted-average shares of common stock outstanding	15,665	14,475	15,474	14,473
Dilutive effect of employee stock options and restricted stock awards	-	-	-	-
Weighted-average shares for diluted net loss per share	15,665	14,475	15,474	14,473

Basic & diluted net loss per share	$(0.08)	$(0.09)	$(0.10)	$(0.15)

For the three and six-month periods ended June 30, 2015 and 2014, potentially dilutive shares of 4,421,000 and 2,984,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss reported in each period.

Note 5 – Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer. This lease expires in July 2016. Rents paid under this agreement were $69,000 for each of the three -month periods ended June 30, 2015 and 2014, respectively and $138,000 for each of the six-month periods ended June 30, 2015 and 2014, respectively.

We have $600,000 principal outstanding at June 30, 2015 in convertible notes payable to Mr. Gallagher, net of remaining discount of $12,000. The notes bear interest at 4% per annum and are subordinated to our borrowings to Bridge Bank under our revolving credit facility. Per the terms of the notes, we paid interest of $7,000 and $8,000 during the three month periods ended June 30, 2015 and 2014, respectively. We repaid principal against the Notes of $75,000 and $25,000 during the three -month periods ended June 30, 2015 and 2014, respectively. For the six month periods ended June 30, 2015 and 2014 we paid interest of $14,000 and $17,000 respectively. We repaid principal against the notes of $150,000 in each of the six-month periods ended June 30, 2015 and 2014.

We have $945,000 principal outstanding at June 30, 2015 in promissory notes payable to MHW. During the three and six-month periods ended June 30, 2015 we paid interest of $27,000 and $36,000 respectively to MHW.

Note 6 Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities construction and maintenance, and systems integration. Our facilities construction and maintenance unit is involved in the design, construction and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers. We have determined that the systems integration business should be reported as a separate business unit because it was increasingly becoming a greater proportion of our total business, operates with a different business model, and is managed and evaluated separately from our other business. All of our revenues are derived from the U.S. market. Segment operating results reflect earnings before stock-based compensation, acquisition related expenses, other expenses, net, and provision for income taxes.

Revenue and operating result by reportable segment reconciled to reportable net loss for the three and six-month periods ended June 30, 2015 and 2014 and other segment-related information is as follows (in thousands):

	Three Month Periods		Six Month Periods
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Revenues:

Facilities construction and maintenance	$4,849	$4,564	$9,655	$10,051
System integration services	998	1,738	3,464	3,310
Total revenues	$5,847	$6,302	$13,119	$13,361

Income (loss) from operations:
Facilities construction and maintenance	$812	$364	$1,806	$1,299
System integration services	(202)	314	343	599
Other consolidated activities	(1,741)	(1,908)	(3,610)	(3,955)
Consolidated loss from operations	$(1,131)	$(1,230)	$(1,461)	$(2,057)

Depreciation expense:
Facilities construction and maintenance
System integration services	$73	32	$138	68
Other consolidated activities	22	32	43	57
Consolidated depreciation expense	$95	$64	$181	$125

Interest expense
Facilities construction and maintenance	$—	$—	$—	$—
System integration services	—	—	—	—
Other consolidated activities	87	72	159	137
Consolidated interest expense	$87	$72	$159	$137

Total Assets
Facilities construction and maintenance	$5,481	$6,543
System integration services	2,392	4,101
Other consolidated activities	1,616	2,101
Total assets	$9,849	$12,745

Other consolidated activities relates to operating costs not specifically attributable to each business segment including sales, marketing, executive and administrative support functions including activities such as finance, human resources and IT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2014 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

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

RESULTS OF OPERATIONS

Revenue

Revenue consists of fees earned from the planning, design and construction of mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services on these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive most of our revenue from the U.S. market.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically our construction services were tied to a few, high-value contracts for the construction of new data centers at any point in time. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required additional working capital and generate lower margins than our maintenance and integration services. We have re-focused our construction services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, where we can obtain better margins. We have also focused on providing maintenance services for modular data center applications as this emerging market expands.

Revenues for the three-month period ended June 30, 2015 decreased by $455,000, or 7% compared to the same period in 2014. This decrease was driven by a $740,000 or 43% decrease in our systems integration business compared to the prior year attributable to a short-term decrease in demand for our services from our largest channel partner. This decrease was offset by a $286,000 or 6% increase in our facilities construction and maintenance business that was driven by several related design and construction projects for expansion of some US-based data centers. Our revenue of $5.8 million in the three-month period ended June 30, 2015 was 20% or $1.4 million lower than the $7.3 million in revenue we had in the first quarter of 2015 primarily due to lower levels of system integration services.

For the six month period ended June 30, 2015 our revenue of $13.1 million was 2% or $242,000 lower than the $13.4 million we had in the same period of 2014. This was primarily due to $1.2 million less in construction related services as we were completing a large construction project in 2014 and had no such similar project in our 2015 revenues. This decrease was offset by increases in our design and system integration businesses when compared to 2014.

Our facility construction projects tend to be larger in value than the contracts for our other products and services and from a smaller number of customers. These projects have greater transaction values and can contribute to large quarterly fluctuations in revenue due to the timing of such projects and their fulfillment, as evidenced by comparing our 2015 results to the prior year. We have historically had such projects with values that exceeded $10 million annually. A small number of these transactions could lead to a significant increase in revenue but cause greater volatility in our quarterly revenue depending on the deployment timetable of the projects. These projects also increase our liquidity risk because they tend to be longer in duration and require larger amounts of working capital to fulfill. We attempt to manage these fluctuations through customer and vendor payment terms, including paid-when-paid terms, as part of our working capital management.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 75% for the three-month period ended June 30, 2015 compared to 74% for the same period in 2014 and 67% in the first quarter of 2015. This slight increase reflects changes in our revenue mix compared to the prior year and a decrease in our higher margin maintenance and system integration businesses, including lower utilization of our systems integration facility in the current quarter as this business experienced a decline in volume.

Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to the use of subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customer projects increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win larger contracts or win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts quickly. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital.

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

Gross Profit

For the three-month period ended June 30, 2015 our gross profit was 25% of revenue, compared to a gross profit margin of 26% in the second quarter of 2014 and a gross profit margin of 33% in the first quarter of 2015. This decrease reflects a decrease in our higher-margin activities such as systems integration, particularly since the first quarter of 2015. For the six-month periods ended June 30, 2015 and 2014 our gross profit was 29% of revenue. Our ability to improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended June 30, 2015 our selling, general and administrative expenses decreased by $329,000 or 12% compared to the same period of 2014. This decrease was primarily due to lower headcount costs and due to lower professional fees compared to 2014. For the six-month period ended June 30, 2015 our selling, general and administrative expenses decreased by $664,000 or 12% compared to the same period of 2014. This decrease was from lower headcount, and lower professional fees, particularly legal and accounting costs, compared to 2014.

Operating loss

For the three-month period ended June 30, 2015 our operating loss was $1.1 million. This was a reduction of $99,000 or 8% from the operating loss of $1.2 million that we had in the second quarter of 2014. For the six-month period ended June 30, 2015 our operating loss of $1.5 million was $596,000 or 29% lower than the $2.2 million loss that we had in the comparable period of 2014. This improvement was driven by lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2015 are our cash and cash equivalents on hand, our bank credit facility and projected cash flows from operating activities. During the first quarter of 2015 we entered into a new term loan agreement with an affiliate of the Chairman of our Board of Directors. Under this loan agreement we borrowed $945,000 under a 5-year interest-only loan. The obligations under the loan are secured by substantially all of our assets pursuant to the terms of a security agreement. The parties also executed a subordination agreement to evidence their agreement that the loan is subordinate to the senior debt held by Bridge Bank, National Association.

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

Our Business Financing Agreement with Bridge Bank provides for a total line of credit of up to $6 million, subject to our borrowing base, and a maturity date of May 2016. The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. As of June 30, 2015, we had outstanding borrowings of $1.187 million under this loan facility and, based on the borrowing base formula, we had approximately $0.5 million available to borrow under this loan facility. We are currently in compliance with all loan covenants under the loan facility. For further information regarding this credit facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Although our operating results have shown improvement since June 2014 with lower operating expenses, we continue to look at alternative sources of funding to strengthen our balance sheet and to further improve our liquidity. We are currently evaluating a number of alternatives including various potential debt, convertible debt and equity issuances but we have not yet agreed upon the terms or amount of any such financing. There can be no guarantee that such financing will be available to us in amounts or on terms reasonably acceptable to us or that we will complete any such financing.

As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $0.9 million and $1.4 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities for the six-month period ended March 31, 2015 was $1.1 million, compared to $2.5 million in the same period of 2014. This decrease was primarily driven by reductions in our net losses of approximately $600,000 and improvements in our working capital compared to 2014.

Changes in our working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our construction services, can be large in value, exceeding $10 million in certain cases. As we or our subcontractors perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We completed a large construction project during the first half of 2014, but did not have any such similar scale projects in progress during the first half of 2015. Due to the timing and completion of these projects, this contributed to a $1.7 million decrease in funds received from accounts receivable compared to the prior year, offset by a $2.8 million decrease in our accounts payable compared to the prior year.

Investing activities:

Cash used in investing activities in 2015 consists of purchases of property and equipment. Our capital expenditures were approximately $199,000 as we invested in sales management and time management software.

Financing activities:

Cash provided by financing activities for the six-month period ended June 30, 2015 was $811,000 compared to cash provided by financing activities of $850,000 in the comparable period of 2014. In 2015 we borrowed $945,000 from new long-term debt and repaid $150,000 against our notes payable to Mr. Gallagher. In 2014 we repaid $150,000 against our notes payables to Mr. Gallagher and borrowed an additional $1 million under our bank credit facility.

Future uses of cash

Our history of operating losses, declining revenue, declining current ratio and our stockholder’s deficit cause substantial doubt about our ability to continue to operate our business as a going concern. In the second quarter of 2014 we extended the term of our bank credit facility to ensure availability of this resource through May 2016. In October 2014 we entered into a customer financing program with our largest customer that allows us to accelerate the receipt of cash from receivables owed by that customer that resulted in the accelerated receipt of $3.1 million from outstanding receivables. In September 2014 we also restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2016, further reducing short term liquidity requirements on our business.

We continue to seek additional funding to support our ongoing operations. In the first quarter of 2015 we borrowed $945,000 under a 5-year multiple advance term loan agreement. During 2014 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix shifted consistent with our strategic focus. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure these sources of funding if needed. However our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2015 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our revolving credit facility. All of the above risks and the other risks defined in our Annual Report for the year ended December 31, 2014, may have a material adverse effect on our business results or liquidity. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or take further steps such as the issuance of new equity or debt or the sale of part or all of our operations. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we had no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as a result of the material weaknesses of the Company’s internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2015.

The Company’s monitoring controls and flow of financial reporting information regarding the supervision and review of documentation supporting revenue transactions, journal entries and period-end cut-off procedures and account reconciliations and establishing and reviewing accrued expenses and accounts payable balances were not operating effectively as of December 31, 2014. During 2015 we have hired new accounting staff, and strengthened our controls over the review of journal entries and account reconciliations to remediate this material weakness. We are also in the process of implementing new cut-off procedures surrounding revenue and expense cut-offs to further remediate this material weakness, however we have not yet tested the effectiveness of these new procedures. We will test the relevant internal control over financial reporting to determine whether that implementation has effectively remediated that material weakness before the end of our financial year.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting for the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 6. Exhibits.

10.1	TSS, Inc. 2015 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2015 and incorporated herein by reference)

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: August 18, 2015	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

