Form 10-Q
period 2015-09-30
TSS, Inc.
filed 2015-11-16
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 13, 2015              15,632,004

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended September 30, 2015

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	September 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash and cash equivalents	$993	$1,378
Contract and other receivables, net	3,239	3,951
Costs and estimated earnings in excess of billings on uncompleted contracts	900	1,042
Inventories, net	74	154
Prepaid expenses and other current assets	503	243
Total current assets	5,709	6,768
Property and equipment, net	672	670
Goodwill	1,907	1,907
Intangible assets, net	876	979
Other assets	74	91
Total assets	$9,238	$10,415

Current Liabilities:
Convertible notes payable, current portion, net	$575	$149
Borrowings under credit facility	1,392	1,171
Accounts payable and accrued expenses	4,770	5,547
Billings in excess of costs and estimated earnings on uncompleted contracts	2,429	2,009
Total current liabilities	9,166	8,876
Convertible notes payable, less current portion, net	-	575
Non-current notes payable, net of discount	793	-
Other liabilities	5	18
Total liabilities	9,964	9,469

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2015 and December 31, 2014; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2015 and December 31, 2014; 16,276 and 15,853 issued at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	68,200	67,651
Treasury stock 644 shares at cost at September 30, 2015 and December 31, 2014, respectively	(1,512)	(1,512)
Accumulated deficit	(67,416)	(65,195)
Total stockholders' equity (deficit)	(726)	946
Total liabilities and stockholders’ equity	$9,238	$10,415

See accompanying notes to the consolidated financial statements.

 TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Results of Operations:
Revenue	$6,292	$6,213	$19,411	$19,575
Cost of revenue	4,292	4,051	13,565	13,518
Gross profit	2,000	2,162	5,846	6,057

Selling, general and administrative expenses	2,383	2,326	7,412	8,036
Depreciation and amortization	144	129	422	371
Total operating costs	2,527	2,455	7,834	8,407
Loss from operations	(527)	(293)	(1,988)	(2,350)

Other income (expense):
Interest expense	(74)	(73)	(233)	(210)
Loss from operations before income taxes	(601)	(366)	(2,221)	(2,560)
Income tax provision	-	-	-	-

Net loss	$(601)	$(366)	$(2,221)	$(2,560)

Basic and diluted loss per share:
Loss per common share	$(0.04)	$(0.02)	$(0.14)	$(0.17)
Weighted average common shares outstanding	15,632	15,075	15,527	14,935

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2015

(in thousands, except share amounts)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2015	15,853	$2	$67,651	644	$(1,512)	$(65,195)	$946
Cancellation of restricted shares	(57)	-	-	-	-	-	-
Restricted shares granted to employees	480	-	-	-	-	-	-
Stock-based compensation	-	-	381	-	-	-	381
Warrants issued with debt	-	-	168	-	-	-	168
Net loss	-	-	-	-	-	(2,221)	(2,221)
Balance at Sept. 30, 2015	16,276	$2	$68,200	644	$(1,512)	$(67,416)	$(726)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(2,221)	$(2,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422	371
Amortization of discount on notes payable	42	48
Provision for doubtful accounts	(11)	12
Stock-based compensation	381	362
Changes in operating assets and liabilities:
Restricted cash	-	500
Contract and other receivables	723	2,473
Costs and estimated earnings in excess of billings on uncompleted contracts	142	(705)
Inventories, net	80	56
Prepaid expenses and other assets	(282)	139
Accounts payable and accrued expenses	(777)	(2,943)
Billings in excess of costs and estimated earnings on uncompleted contracts	420	638
Other liabilities	(13)	(7)
Net cash used in operating activities	(1,094)	(1,616)
Cash Flows from Investing Activities:
Capital expenditures	(282)	(364)
Net cash used in investing activities	(282)	(364)
Cash Flows from Financing Activities:
Payment on convertible notes payable	(175)	(175)
Proceeds from line of credit	221	(229)
Proceeds from issuance of debt	945	-
Net cash provided by (used in) financing activities	991	(404)
Net decrease in cash and cash equivalents	(385)	(2,384)
Cash and cash equivalents at beginning of period	1,378	3,291
Cash and cash equivalents at end of period	$993	$907
Supplemental disclosure of cash flow information:
Cash paid for interest	$176	$162
Cash paid for taxes	$76	$45
Supplemental non-cash financing information:
Issuance of warrants in connection with debt	$168	$-

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

September 30, 2015

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

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize it assets and discharge its liabilities in the normal course of business. Our history of operating losses, stockholders’ deficit and declining current ratio, by themselves, raise substantial doubt about our ability to continue to operate our business as a going concern. We continue to seek additional funding to support our ongoing operations. In February 2015 we borrowed $945,000 under a 5-year multiple advance term loan agreement with a group of investors including some entities associated with the Chairman of our Board of Directors. During 2014 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage or significantly affect our level of liquidity, which may require us to take measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These consolidated financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern

Revenue Recognition

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

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings on uncompleted contracts, or work in process, are classified as current assets for the majority of our projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014

US-based IT OEM	37%	50%	44%	41%
US-based data center company	5%	7%	8%	12%
US-based retail company	20%	9%	12%	9%
US-based technology company	11%	-	4%	-

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 11% of our accounts receivable at September 30, 2015 and 29% of our accounts receivable at December 31, 2014. A U.S.-based retail company represented 28% of our accounts receivable at September 30, 2015, a US-based pharmaceutical company represented 11% of our accounts receivable at September 30, 2015, and a US-based technology company represented 16% of our accounts receivable at September 30, 2015. A US-based retail customer represented 13% of our accounts receivable at December 31, 2014. No other customer represented more than 10% of our accounts receivable at September 30, 2015 or at December 31, 2014.

Revision of Prior Period Financial Statements

During the three-month period ended September 30, 2015 we discovered an error that impacted the Company’s previously issued consolidated balance sheets. The error related to the cancellation of previously-issued restricted shares that had been reported as a treasury share transaction, resulting in an overstatement of both our issued number of shares outstanding and the number of treasury shares outstanding.

In evaluating whether our previously issued consolidated balance sheets were materially misstated, we considered the guidance in ASC Topic 250, Accounting Changes and Error Correction, ASC Topic 250-10-S99-1. Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We concluded that this error was not material to any of the prior reporting periods and therefore, amendments of previously filed reports were not required. However the errors in our consolidated financial statements would impact comparisons to prior periods. As such the revision for the correction is reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The consolidated balance sheet at December 31, 2014 reflects corrections to the number of common shares outstanding and the number of treasury shares outstanding, which were both overstated by 52,000 shares.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, an accounting pronouncement related to the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for us beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. As of September 30, 2015 and December 31, 2014 we had $44,000 and $49,000, respectively, of debt issuance costs reported as assets on our consolidated balance sheet. We do not anticipate that adoption of this guidance will have a material impact on our consolidated financial statements when we implement this in fiscal year 2016.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending December 31, 2016 and are currently evaluating the impact of this pronouncement on our consolidated statements of financial position and results of operations.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables,,net, consisted of the following (in ‘000’s):

	Sept. 30, 2015	December 31, 2014
Contract and other receivables	$3,253	$3,976
Allowance for doubtful accounts	(14)	(25)
	$3,239	$3,951

Inventory

We state inventories, net, at the lower of cost or market, using the first-in-first-out-method (in ‘000’s) as follows:

	Sept. 30, 2015	December 31, 2014
Work in process	$18	$33
Raw materials	56	121
Inventories, net	$74	$154

Property and Equipment

Property and equipment, net consisted of the following (in $’000):

	Sept. 30, 2015	December 31, 2014
Vehicles	$32	$32
Trade equipment	223	210
Leasehold improvements	285	279
Furniture and fixtures	70	70
Computer equipment and software	1,605	1,341
	2,215	1,932
Less accumulated depreciation	(1,543)	(1,262)
Property and equipment, net	$672	$670

Goodwill and Intangible Assets

Goodwill and Intangible Assets, net, consist of the following (in ‘000’s):

	Sept. 30, 2015	December 31, 2014
Goodwill	$1,907	$1,907

Trade name	60	60
Customer relationships	906	906
Acquired software	234	234
	1,201	1,201
Less accumulated amortization	(325)	(222)
Intangible assets, net	$876	$979

We recognized amortization expense related to intangibles of approximately $34,000 and $103,000 for the three and nine- month periods ended September 30, 2015, respectively.

US GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we first have the option to make a qualitative assessment of goodwill for impairment. If we are able to determine, through the qualitative assessment, that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For those reporting units for which the qualitative assessment is either not performed or indicates that further testing may be necessary, we may then assess goodwill for impairment using a two-step process. The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles as at December 31, 2014 as part of our annual testing for impairment. We used a combination of valuation methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there were events and circumstances in existence at December 31, 2014 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was substantially greater than the carrying value, including goodwill, for each of our reporting units. Thus we concluded that there was no impairment at December 31, 2014 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three or nine-month periods ended September 30, 2015 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	September 30, 2015	December 31, 2014
Accounts payable	$2,956	$3,995
Accrued expenses	929	961
Compensation, benefits & related taxes	593	574
Other accrued expenses	292	17
Total accounts payable and accrued expenses	$4,770	$5,547

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000)

	September 30, 2015	December 31, 2014
Convertible notes payable	$575	$750
Unamortized discount on convertible notes payable	-	(26)

Notes Payable due Feb. 2020	945	-
Unamortized discount on notes payable	(152)	-
	1,368	724
Current portion of long-term borrowing	(575)	(149)
Non-current portion of long-term borrowing	$793	$575

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

The obligations under the loan are secured by substantially all of our assets pursuant to the terms of a security agreement. The parties also executed a subordination agreement to evidence their agreement that the loan is subordinated to the senior debt held by Bridge Bank.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant (the ‘‘Warrant’’) granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable upon exercise of the Warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the Warrant was approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the Warrants, resulting in the recognition of a discount on the loan of approximately $168,000 and a corresponding increase to additional paid in capital. This discount will be amortized using the straight-line method which approximates the effective interest rate method over the term of the loan. $8,000 was amortized during the three-month period ended September 30, 2015 and $25,000 was amortized during the nine-month period ended September 30, 2015.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income (loss) from continuing operations. In the table below, income (loss) represents the numerator and shares represent the denominator (in thousands except per share amounts).

	Three Months Ended Sept. 30,		Nine Months Ended Sept 30,
	2015	2014	2015	2014

Numerator:
Net loss	$(601)	$(366)	$(2,221)	$(2,560)
Denominator:
Weighted-average shares of common stock outstanding	15,632	15,075	15,527	14,935
Dilutive effect of employee stock options and restricted stock awards	-	-	-	-
Weighted-average shares for diluted net loss per share	15,632	15,075	15,527	14,935

Basic & diluted net loss per share	$(0.04)	$(0.02)	$(0.14)	$(0.17)

For the three and nine-month periods ended September 30, 2015 and 2014, potentially dilutive shares of 3,717,000 and 2,470,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss reported in each period.

Note 5 – Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer. This lease expires in July 2016. Rents paid under this agreement were $69,000 for each of the three -month periods ended September 30, 2015 and 2014, respectively and $207,000 for each of the nine-month periods ended September 30, 2015 and 2014, respectively.

We have $575,000 principal outstanding at September 30, 2015 in convertible notes payable to Mr. Gallagher. The notes bear interest at 4% per annum and are subordinated to our borrowings to Bridge Bank under our revolving credit facility. Per the terms of the notes, we paid interest of $6,000 and $8,000 during the three month periods ended September 30, 2015 and 2014, respectively. We repaid principal against the notes of $25,000 during each of the three -month periods ended September 30, 2015 and 2014. For the nine month periods ended September 30, 2015 and 2014, we paid interest of $19,000 and $24,000 respectively. We repaid principal against the notes of $175,000 in each of the nine-month periods ended September 30, 2015 and 2014.

We have $945,000 principal outstanding at September 30, 2015 in promissory notes payable to MHW, During the three and nine-month periods ended September 30, 2015 we paid interest of $29,000 and $74,000 respectively to MHW.

Note 6 Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities construction and maintenance, and systems integration services. Our facilities construction and maintenance unit is involved in the design, construction and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers. We determined that the systems integration business should be reported as a separate segment because it is increasingly becoming a greater proportion of our total business, operates with a different business model, and is managed and evaluated separately from our other business. All of our revenues are derived from the U.S. market. Segment operating results reflect earnings (losses) before stock-based compensation, acquisition related expenses, other expenses, net, and provision for income taxes.

Revenue and operating result by reportable segment reconciled to reportable net loss for the three and nine-month periods ended September 30, 2015 and 2014 and other segment-related information is as follows (in thousands):

	Three Month Periods		Nine Month Periods
	ended Sept. 30,		ended Sept. 30,
	2015	2014	2015	2014
Revenues:
Facilities construction and maintenance	$5,285	$4,308	$14,940	$14,359
System integration services	1,007	1,905	4,471	5,216
Total revenues	$6,292	$6,213	$19,411	$19,575

Income (loss) from operations:
Facilities construction and maintenance.	$1,231	$790	$3,102	$2,090
System integration services	(181)	469	97	1,068
Other consolidated activities	(1,577)	(1,552)	(5,187)	(5,508)
Consolidated loss from operations	$(527)	$(293)	$(1,988)	$(2,350)

Depreciation expense:
System integration services	$79	50	$217	118
Other consolidated activities	20	21	63	78
Consolidated depreciation expense	$99	$71	$280	$196

Interest expense
Facilities construction and maintenance	$—	$—	$—	$—
System integration services	—	—	—	—
Other consolidated activities	74	73	233	210
Consolidated interest expense	$74	$73	$233	$210

	Sept. 30 2015	Dec. 31 2014
Total Assets
Facilities construction and maintenance	$5,742	$5,617
System integration services	2,007	3,146
Other consolidated activities	1,489	1,652
Total assets	$9,238	$10,415

Other consolidated activities relate to operating costs not specifically attributable to each business segment including sales, marketing, executive and administrative support functions, including activities such as finance, human resources and IT.

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

We contract with our customers under five primary contract types: cost-plus-fee, guaranteed maximum price, time-and-materials, fixed-price contracts and fixed price service and maintenance contracts, including product shipment. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

Revenues for the three-month period ended September 30, 2015 increased by $79,000, or 1% compared to the same period in 2014. This increase was driven by a $977,000 or 23% increase in our facilities construction and maintenance business due to increased equipment sales and increased activity in our project management operations. This increase was offset by a $898,000 or 47% decrease in our systems integration business compared to 2014 attributable to a decrease in demand for our services from our largest channel partner. Our revenue of $6.3 million in the three-month period ended September 30, 2015 was 8% or $445,000 higher than the $5.8 million in revenue we had in the second quarter of 2015, primarily due to higher equipment sales and a greater number of projects in our facilities design, construction and maintenance business.

For the nine month period ended September 30, 2015, our revenue of $19.4 million was 1% or $164,000 lower than the $19.6 million we had in the same period of 2014. This decrease was primarily due to $0.8 million less in our systems integration business, offset by $0.6 million in higher equipment sales in the same period of 2015 in our construction related services.

Our facility construction projects tend to be larger in value than the contracts for our other products and services and from a smaller number of customers. These projects have greater transaction values and can contribute to large quarterly fluctuations in revenue due to the timing of such projects and their fulfillment,. We have historically had such projects with values that exceeded $10 million annually. A small number of these transactions could lead to a significant increase in revenue but cause greater volatility in our quarterly revenue depending on the deployment timetable of the projects. These projects also increase our liquidity risk because they tend to be longer in duration and require larger amounts of working capital to fulfill. We attempt to manage these fluctuations through customer and vendor payment terms, including paid-when-paid terms, as part of our working capital management.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 68% for the three-month period ended September 30, 2015 compared to 65% for the same period in 2014 and 75% in the second quarter of 2015. This slight increase from the second quarter reflects our efforts to control labor costs in our systems integration business. The increase from the prior year reflects changes in our revenue mix and a decrease in our higher margin maintenance and system integration businesses, including lower utilization of our systems integration facility in the current quarter as this business experienced a decline in volume.

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

Gross Profit

For the three-month period ended September 30, 2015 our gross profit was 32% of revenue, compared to a gross profit margin of 35% in the third quarter of 2014 and a gross profit margin of 25% in the second quarter of 2015. This decrease from the same period in 2014 reflects a decrease in our higher-margin activities such as systems integration, particularly since the first quarter of 2015. Many of the costs of our system integration facility are fixed, and lower revenue levels quickly impact the gross profit of this operation. We were able to reduce our temporary labor costs in this period which drove the improvement in profit compared to the prior quarter. For the nine-month periods ended September 30, 2015 and 2014 our gross profit was 30% and 31% of revenue, respectively. Our ability to improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended September 30, 2015 our selling, general and administrative expenses increased by $57,000 or 2% compared to the same period of 2014. This increase was primarily due to higher temporary headcount costs offset by lower professional fees compared to 2014. For the nine-month period ended September 30, 2015 our selling, general and administrative expenses decreased by $624,000 or 8% compared to the same period of 2014. This decrease was from lower headcount and lower professional fees, particularly legal and accounting costs, compared to 2014.

Operating loss

For the three-month period ended September 30, 2015 our operating loss was $0.5 million. This was an increase of $234,000 from the operating loss of $0.3 million that we had in the third quarter of 2014. For the nine-month period ended September 30, 2015, our operating loss of $2.0 million was $362,000 or 15% lower than the $2.4 million loss that we had in the comparable period of 2014. This improvement was primarily driven by lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2015 are our cash and cash equivalents on hand, our bank credit facility and projected cash flows from operating activities. During the first quarter of 2015 we entered into a new term loan agreement with an affiliate of the Chairman of our Board of Directors. Under this loan agreement we borrowed $945,000 under a 5-year interest-only loan. The obligations under the loan are secured by substantially all of our assets pursuant to the terms of a security agreement. The parties also executed a subordination agreement to evidence their agreement that the loan is subordinate to the senior debt held by Bridge Bank.

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

Our Business Financing Agreement with Bridge Bank provides for a total line of credit of up to $6 million, subject to our borrowing base, and a maturity date of May 2016. The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. As of September 30, 2015, we had outstanding borrowings of $1.392 million under this loan facility and, based on the borrowing base formula, we had approximately $0.4 million available to borrow under this loan facility. We are currently in compliance with all loan covenants under the loan facility. For further information regarding this credit facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Although our operating results have shown mixed results in 2015, we have been able to continue to lower operating expenses and manage our working capital to ensure sufficient liquidity to operate the business. We continue to look at alternative sources of funding to strengthen our balance sheet and to further improve our liquidity. We are currently evaluating a number of alternatives including various potential debt, convertible debt and equity issuances but we have not yet agreed upon the terms or amount of any such financing. There can be no guarantee that such financing will be available to us in amounts or on terms reasonably acceptable to us or that we will complete any such financing.

As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $1.0 million and $1.4 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities for the nine-month period ended September 30, 2015 was $1.1 million, compared to $1.6 million in the same period of 2014. This decrease was primarily driven by reductions in the amount of cash used for working capital, which was due to lower payables outlays attributable to the absence of large construction-related projects that we had in 2014

Changes in our working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our construction services, can be large in value, exceeding $10 million in certain cases. As we or our subcontractors perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We completed a large construction project during 2014, but did not have any such similar scale projects in progress during 2015. Due to the timing and completion of these projects, this contributed to a $1.7 million decrease in funds received from accounts receivable compared to the prior year, offset by a $2.2 million decrease in our accounts payable compared to the prior year.

Investing activities:

Cash used in investing activities in 2015 consists of purchases of property and equipment. Our capital expenditures were approximately $282,000 as we invested in sales management and time management software.

Financing activities:

Cash provided by financing activities for the nine-month period ended September 30, 2015 was $991,000 compared to cash used in financing activities of $404,000 in the comparable period of 2014. In 2015 we borrowed $945,000 from new long-term debt, drew down an additional $221,000 under our bank credit facility and repaid $175,000 against our notes payable to Mr. Gallagher. In 2014 we repaid $175,000 against our notes payables to Mr. Gallagher and due to changes in eligible assets, repaid $229,000 under our bank credit facility.

Future uses of cash

Our history of operating losses, declining current ratio and our stockholders’ deficit cause substantial doubt about our ability to continue to operate our business as a going concern. In the second quarter of 2014 we extended the term of our bank credit facility to ensure availability of this resource through May 2016. In October 2014 we entered into a customer financing program with our largest customer that allows us to accelerate the receipt of cash from receivables owed by that customer that resulted in the accelerated receipt of $3.1 million from outstanding receivables. In September 2014 we also restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2016, further reducing short term liquidity requirements on our business.

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

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure these sources of funding if needed. However our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2015 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results. These consolidated financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we had no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as a result of the material weaknesses of the Company’s internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2015.

The Company’s monitoring controls and flow of financial reporting information regarding the supervision and review of documentation supporting revenue transactions, journal entries and period-end cut-off procedures and account reconciliations and establishing and reviewing accrued expenses and accounts payable balances were not operating effectively as of December 31, 2014. During 2015 we have hired new accounting staff and strengthened our controls over the review of journal entries and account reconciliations to remediate this material weakness. We are also in the process of implementing new cut-off procedures surrounding revenue and expense cut-offs to further remediate this material weakness, however we have not yet tested the effectiveness of these new procedures. We will test the relevant internal control over financial reporting to determine whether that implementation has effectively remediated that material weakness before the end of our financial year.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting for the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

32.1** 32.2**

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

TSS, INC.

Date: November 16, 2015	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

