Form 10-K
period 2015-12-31
TSS, Inc.
filed 2016-03-30
CIK 1320760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ [Do not check if a smaller reporting company]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant was approximately $6,245,789. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock, but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 30, 2016: 15,641,824

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2015 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

Company Overview

TSS, Inc. is a provider of comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure as well as integration services. We provide a single-source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, system installations and facilities management

We were incorporated in Delaware in December 2004. As a holding company, we operate through our wholly owned subsidiaries, VTC, LLC d/b/a Total Site Solutions (“VTC”) and Innovative Power Systems, Inc. Our headquarters are in Round Rock, Texas, and we have offices in Columbia, Maryland, Dulles, Virginia, and Los Altos, California.

Our business is concentrated on the data center infrastructure and services market. This market is becoming increasingly dynamic as commerce moves to cloud-based solutions and as data storage requirements continue to escalate exponentially driven by video, mobility and big data requirements. These underlying macroeconomic trends are driving demand for increasingly efficient data center design, construction and operation, resulting in increasing capital expenditures in this market. We compete in large growing market segments often against larger competitors who have greater resources. We have been successful with several large customers in winning contracts and providing business to us under “Master Service Agreements”, and the loss of such customers could have a material negative effect on our results. We have focused our sales force on diversifying our customer base to reduce this risk and drive revenue growth.

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

Beginning in 2013, we changed our business strategy to pivot the business focus from large, one-off data center design and build projects towards offerings such as our facilities management offering that provide greater recurring revenue streams from ongoing services. This shift also transitions us towards higher margin service lines to improve the profitability of the Company. As part of this strategy, we acquired our systems integration business in 2013 to broaden and diversify our service offering for the data center services market.

Service Offerings

We have developed a unique set of solution offerings whereby we provide a range of services that enable our customers and partners to more efficiently plan, develop, deploy and maintain data centers and their related assets. These solutions begin with strategies for the care of information technology assets that are being housed in the facility or modular data center, including power, cooling and heat rejection, as well as disaster recovery backup systems. We assist our customers and partners in developing and implementing total cost of ownership models that enable them to design and build efficient data centers based on their available capital. Our operating expenses are not exclusively aligned to each service offering, as shared resources such as sales, marketing and general and administrative expenses support all services. Our solutions involve all aspects of the life cycle of both traditional and modular data centers and are described in more detail below.

Consult:

During the initial phase of a data center project, we provide project development related services that typically include establishing project goals and a preliminary budget and schedules, setting technical parameters and requirements, and determining project team members and the overall requirements of the team.

Design and engineering consulting services typically include critical power and mechanical load calculations, mechanical design and engineering, high and medium voltage electrical design and engineering, communications and security systems design and engineering, physical vulnerability assessments, force protection design and bomb blast analyses, fire protection system design and engineering, facility systems equipment selection and facility commissioning and testing. These offerings also include post commissioning support of on-going operations.

Our strategy is intended to increase the amount of recurring revenues we generate from our existing customers, IT equipment partners, and major systems integrators. Our mission critical facilities experience and skills position us as a trusted advisor to our customers, and allow us to work on new opportunities as our customers grow and partners introduce us to new client opportunities.

Deploy:

Activities during this phase involve management of all the detailed preparations required for a successful deployment of a customer’s data center or related equipment requirements. Our capabilities include project management, value engineering and design management, bid negotiation support, subcontractor pre-qualification and selection, long-lead equipment procurement, issuance of equipment and construction contracts, and refinement and management of project budgets and schedules. Our project managers mobilize the required expertise for the project, utilizing in-house superintendents, quality control and safety professionals, as well as qualified subcontractors and support personnel, some of which have historically been provided by affiliated or sub-contracted entities. Our project managers supervise work by project team members, including all aspects of the following: architecture and construction, electric power systems, heat rejection and cooling, energy management and controls, cooling tower systems, security systems, voice, data and network cabling, fire and life safety systems, and process piping and plumbing systems. Our project managers remain responsible for managing all aspects of the project until project completion and customer delivery.

Management of the installation portion of facility projects is typically the longest in duration when compared to other project phases. In addition, this portion has the largest number of outside influences that can impact project goals and objectives, such as weather, non-performance of subcontractors, equipment deliveries, unexpected project changes from the owner, and influence from local authorities and utility providers. Therefore, experience, skill and mission focus are critical during the project installation period.

To assist our customers with IT-equipment deployment in their data centers we provide what we call “systems integration” services. We provide integrated technology services and software tools designed to accelerate the delivery of complex information technology solutions. These services include custom configuration of a broad scope of information technology products including client products, enterprise products, clusters and modular containers. The integration of this equipment is performed to our customer specifications and test criteria. We are generally not responsible for the performance of the related equipment in the field. In addition, we provide warehousing of high value equipment such as servers, switches and other information technology hardware that are generally provided on a consignment basis. Occasionally, we will procure and resell the information technology hardware for our customers.

Manage:

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

Our facilities maintenance service contracts are typically one to four years in duration with cancellation clauses for nonperformance, and are typically billed annually in advance. Our service contracts take different forms including fixed-price equipment maintenance with optional comprehensive warranty to fix failures, ticket based service with contracted rates in a master service agreement, comprehensive facility services agreements that include on site staffing, scheduled equipment maintenance and nontechnical facility services, and direct contracts for additional moves, add and change work within a facility.

As computer density increased and data centers evolved into the use of modular form factors, we found that we could leverage our facilities maintenance experience and infrastructure by offering maintenance service of modules being deployed into new data centers. Our design services continue to evolve to support changing data center requirements. Ultimately, we started working with IT vendors to help them in the design and integration of their IT equipment into modular data centers, which typically leads to ongoing maintenance contracts as these modular systems deploy.

The margins on our facilities maintenance and systems integration businesses are significantly higher than our traditional consulting and project management activities. We continue to support the entire line of services as it provides multiple points of value for our customers, and provision of some services will lead to higher levels of our more profitable service offerings as we expand our service footprint with existing customers. Since 2013 we have been focusing our sales activities on growing our maintenance and integration services, and re-aligning our cost structure to reflect this change in focus.

Customers

Our customers include IT equipment companies, United States government and homeland defense agencies and private sector businesses that in some cases are the end users of the facility or in other cases are providing a facility to a government or commercial end user.

Three customers comprised 65% and 60% of our total revenue for the years ended December 31, 2015 and 2014, respectively.

Sales and Marketing

Our marketing approach emphasizes expertise in information technology hardware systems, energy consumption, real estate matters and facilities planning and operation. This marketing approach allows the customer to contract for comprehensive facilities services or to contract separately for each individual project phase. Our marketing program seeks to capitalize on our industry standing, including our existing relationships and our reputation based on our performance on completed projects. We also seek to enhance our name recognition through the use of trade shows, technical seminars, direct mailings and the media. A key part of our selling strategy is entering into master service agreements with multiple partners and co-selling our range of services to the end-user customers of our partners, leveraging their customer relationships and broadening the scope of potential customers for us.

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

Competition

The mission-critical information technology solutions market is large, fragmented and highly competitive. We compete for contracts based on the strength of our customer relationships, successful past performance record, significant technical expertise, specialized knowledge and broad service offerings. We often compete against divisions of large design and build construction and real estate firms and information technology service and equipment providers of various sizes. Some of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than us. In some cases, because of diverse requirements, we frequently collaborate with these and other competitors for large projects. We expect competition in the mission-critical information technology services sector to continue to increase in the future.

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

Employees

At December 31, 2015, we had 90 full-time employees. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”

Our consolidated financial statements included in this annual report have been prepared on the basis that we will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that we will be able to realize our assets and discharge our liabilities in the normal course of business. Our history of operating losses, declining current ratio and stockholders’ deficit may, by themselves, cause uncertainty about our ability to continue to operate our business as a going concern. Note 1 to our consolidated financial statements describes the actions we have taken and could take to improve our liquidity.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2016 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. We are seeking additional funding to support ongoing operations. We have no arrangement or commitments for any financing, and financing may not be available when needed on terms favorable to us, or at all.

In its audit report on our financial statements, our independent registered public accounting firm noted that we have suffered recurring losses, have a net working capital deficiency, and a deficiency of stockholders’ equity. As a result of these conditions, the audit report contains an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern.

Our inability to maintain sufficient availability under our revolving credit facility or sufficient access to capital markets to replace that facility when it matures would have a significant impact on our business.

We currently maintain a revolving credit facility with Bridge Bank, National Association that expires in May 2016. Borrowings under this facility are collateralized by substantially all of our assets. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, which is 80% of our eligible trade accounts receivable. At December 31, 2015 we had $2.16 million outstanding under this facility. In addition to cash on hand, cash flow from operations and our vendor financing facility, this bank facility provides us with the liquidity we require to meet our operating, investing and financing needs. The failure to replace the existing credit facility upon its maturity with a comparable credit facility that provides similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

We incurred a net loss in 2015 and 2014 and we may experience net losses in the future.

We experienced net losses of $2.2 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively. Although we have had multiple profitable quarters in the last two years including most recently in the fourth quarter of 2015, we have had a history of fluctuating operating results, including a history of annual net losses from inception through 2009 and from 2012 through 2015. Although we have made efforts to align costs with sales and gross margin volume, there can be no guarantee that we will be successful in sustaining or increasing profitability in 2016 or beyond. The uncertainty of a rapidly changing competitive marketplace has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability, particularly as we continue to incur significant sales and marketing and administrative expenses. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses, including the acquisition of the systems integration business from arvato digital services, LLC in 2013. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our consolidated balance sheet and book an impairment charge in our consolidated statement of operations. During each of the years ended December 31, 2015 and 2014, we conducted such analyses that resulted in no impairment. The net carrying value of goodwill and other indefinite lived intangibles totaled $1.9 million at December 31, 2015 and 2014, respectively. The net carrying value of finite lived intangible assets totaled $0.8 million and $1.0 million at December 31, 2015 and 2014, respectively.

We derive a significant portion of our revenues from a limited number of customers.

We derive and believe that we will continue to derive in the near term a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which could have a material adverse effect on our financial condition and results of operations. Three customers comprised 65% and 60% of total revenues for the years ended December 31, 2015 and 2014, respectively.

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

A significant portion of our projects are accounted for on the percentage-of-completion method, and if actual results vary from the assumptions made in estimating percentage-of-completion, our revenue and income could be reduced.

We generally recognize revenue for a significant portion of our projects using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is equal to that percentage of total revenue that incurred costs to date bear to the estimated total expected contract costs. The percentage-of-completion method therefore relies on accurate estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation between actual results and estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Any such loss would reduce our revenue and income.

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

Approximately 85% of our revenue is derived from fixed price contracts. Under these contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to estimate accurately the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract, and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

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

Some of our contracts, particularly with managing construction related-activities, require performance and payment bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which would reduce availability under any credit facility. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds. At December 31, 2015, we had approximately $7.3 million in outstanding bonds associated with ongoing projects.

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

Our officers, directors or their affiliates beneficially own approximately 5.8 million shares of common stock or approximately 34% of our outstanding common shares as of March 30, 2016. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

We lease a production facility, warehouse and office space in Round Rock, Texas. We also lease office facilities in Columbia, Maryland, Dulles, Virginia and Los Altos, California. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

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

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2015 and 2014 as reported by the OTC Markets Group:

	2015		2014
	Low	High	Low	High
First Quarter	$0.34	$0.84	$0.31	$0.49
Second Quarter	0.34	0.75	0.20	0.48
Third Quarter	0.13	0.40	0.12	0.35
Fourth Quarter	0.03	0.23	0.12	0.49

As of March 30, 2016, there were 59 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners.

We did not pay dividends on our outstanding stock during the years ended December 31, 2015 and 2014. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2015 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,405,000	$0.48	2,582,208
Equity compensation plans not approved by security holders	1,215,877	$0.79	None
Total	3,620,877	$0.58	2,582,208
Item 6.	Selected Financial Data and Supplementary Financial Information

The information called for by this item is not required as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our headquarters are in Round Rock, Texas, and we have offices in Columbia, Maryland, Dulles, Virginia, and Los Altos, California.

Our business is concentrated on the data center infrastructure and services market. This market is becoming increasingly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for increasingly efficient data center design, construction and operation, resulting in increasing capital expenditures in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of such customers could have a material negative effect on our results. We have recently added to our direct sales force to help diversify our customer base to reduce this risk.

During 2015, our focus was centered on managing and improving liquidity, controlling operating expenses, and driving higher-margin revenue streams for the Company to improve profitability. We also upgraded our direct sales force to expand our sales reach, particularly in the modular data center area, and to further diversify our customer base. These efforts had mixed results but resulted in our achieving profitability during the fourth quarter of 2015, overall revenue growth from the prior year and reductions in the level of losses we incurred. It also resulted in an expanded sales pipeline that we believe will drive improved operating results in 2016.

Our total revenue in 2015 of $29.5 million was a $1.5 million or 5% increase from 2014. This increase was driven by a $3.4 million or 17% increase in facilities services revenues (formerly called facilities construction and maintenance services) as our project management activities, including equipment procurement, increased due to a large customer project in the fourth quarter of 2015. This increase was offset by a $2 million or 26% decrease in our systems integration revenues driven by lower demand from our largest channel partner compared to 2014. This decrease in systems integration revenues also contributed to lower deployment levels of modular data centers and lower facilities maintenance contract revenue compared to the prior year.

Our gross profit of $8.4 million in 2015 was $0.2 million or 2% lower than our gross profit in 2014, despite the increase in revenue levels. This decrease reflects the lower profit margins we make on certain services, including equipment procurement and project management activities, compared to our systems integration and facility management services. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Our operating loss of $1.8 million was $0.6 million or 25% lower than 2014. Included in our operating losses was stock-based compensation expenses of $0.5 million in both 2015 and 2014, respectively. This decrease in operating loss was due to cost savings from headcount reductions and lower professional fees. In the aggregate we were able to lower our operating expenses by $817,000 or 7% from the prior year.

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

We use the Black-Scholes option valuation model to value employee stock awards that are not performance based awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method. For performance-based stock awards we use third-party valuation specialists and a Monte-Carlo simulation model to ascertain the fair value of the award at grant date.

Results of Operations

Comparison of 2015 to 2014

Revenue

Revenue consists of fees earned from the planning, design and project-management of mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services on these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive all of our revenue from the US market.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically our design and project-management services were tied to a few, high-value contracts for the construction of new data centers at any point in time. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required additional working capital and generated lower margins than our maintenance and integration services. We have re-focused our design and project-management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new builds, where we can obtain better margins. We have also focused on providing maintenance services for modular data center applications as this emerging market expands.

Revenues for the year ended December 31, 2015 increased by $1.5 million or 5% compared to 2014. This was driven by a $3.4 million or 17% increase in facilities services revenues as our project management activities, including equipment procurement, increased due to a large customer project in the fourth quarter of 2015. This increase was offset by a $2 million or 26% decrease in our systems integration revenues driven by lower demand from our largest channel partner compared to 2014. This decrease in systems integration revenues also contributed to lower deployment levels of modular data centers and lower facilities maintenance contract revenue compared to the prior year.

Our facility services projects tend to be larger in value than the contracts for our other products and services and from a smaller number of customers. These projects have greater transaction values and can contribute to large quarterly fluctuations in revenue due to the timing of such projects and their fulfillment. We have historically had such projects with values that exceeded $10 million annually. A small number of these transactions can lead to a significant increase in revenue but cause greater volatility in our quarterly results depending on the deployment timetable of the projects. These projects also increase our liquidity risk because they tend to be longer in duration and require larger amounts of working capital to fulfill, which we attempt to manage through customer and vendor payment terms, including paid-when-paid terms, as part of our working capital management.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 72% for the year ended December 31, 2015 compared to 69% for 2014. This increase is because of higher equipment procurement costs in 2015 tied to a large project in the fourth quarter of 2015, and due to lower utilization of our systems integration facility in 2015 as revenues from this business unit decreased. We have higher costs and lower margins from project management activities including equipment procurement, and as this revenue increased compared to 2014, this resulted in a higher cost of revenue.

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

Gross Profit

Our gross profit margin for the year ended December 31, 2015 was 28% compared to a gross profit margin of 31% in 2014. This decrease resulted in our gross profit being $8.4 million in 2015, down $0.2 million or 2% from the gross profit in 2014, despite revenue increasing by $1.5 million compared to the prior year. This comparison highlights the differences in profit margin for our different service offerings, and our efforts to focus on higher-margin activities such as systems integration and facility maintenance. The decrease in gross profit margin reflects higher design and project-management revenues and the decrease in systems integration revenues compared to the prior year, and in particular the decrease in utilization of our systems integration facility compared to 2014. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2015 our selling, general and administrative expenses decreased by $0.9 million or 9% compared to 2014. This decrease was due to lower salaries due to headcount reductions made in 2014, and lower professional fees, including accounting and legal fees.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2015, our accumulated net operating loss carry forward was $34.5 million. We anticipate that these loss carryforwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Comparison of 2014 to 2013

Revenue

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

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 69% for the year ended December 31, 2014 compared to 80% for 2013. This improvement reflects growth in our higher margin maintenance and systems integration businesses, including higher utilization of our systems integration facility in the current year as this business continued to grow, as well as the change in product mix as our facility services revenues decreased from the prior year. There are higher relative costs from greater construction revenues and this combined with costs associated with a large battery sale in 2013 caused cost of revenue to be a higher proportion of revenue in 2013.

Gross Profit

Our gross profit margin for the year ended December 31, 2014 was 31% compared to a gross profit margin of 20% in 2013. This increase resulted in our gross profit being $8.6 million in 2014, down $0.3 million or 5% from the gross profit in 2013, despite revenue decreasing by $16.4 million compared to the prior year. This comparison highlights the differences in profit margin for our different service offerings, and our efforts to focus on higher-margin activities such as systems integration and facility maintenance. and the increase in gross profit margin reflects the absence of large lower-margin revenue streams in 2014 such as our lower-margin construction projects and the $4.9 million battery project that we had in 2013. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

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

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2014, our accumulated net operating loss carry forward was $30.9 million. We anticipate that these loss carryforwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2015 are our cash and cash equivalents on hand, our bank credit facility and projected cash flows from operating activities. In February 2015 we received $945,000 in proceeds from a 5-year debt agreement to provide additional liquidity for the business. During the fourth quarter of 2015 we extended the repayment terms of our promissory notes payable to our Chief Technical Officer to mitigate the impact on our liquidity.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2016 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

Our Business Financing Agreement with Bridge Bank provides for a total line of credit of up to $6 million, subject to our borrowing base, and has a maturity date of May 2016. The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. As of December 31, 2015, we had outstanding borrowings of $2.16 million under this loan facility and, based the borrowing base formula, we were over-advanced by approximately $262,000 which we repaid in January 2016. We are currently in compliance with all loan covenants under the loan facility. Replacement of this bank facility with a similar financing arrangement with another party will be a critical part of our liquidity management in 2016 and failure to replace this facility would have a material impact on our liquidity and ability to continue operating the business.

Our quarterly operating results have shown mixed results during 2015. Our quarterly revenues have fluctuated between $5.8 million to $10.1 million, and our gross profit margin has varied between 25% and 33%. Our operating profit improved from a loss of $1.1 million in the second quarter to an operating profit of $0.1 million in the fourth quarter of 2015. Despite the improvements in our second half results, we continue to look at alternative sources of funding to strengthen our balance sheet and to further improve our liquidity. We are currently evaluating both debt and equity financing alternatives. There can be no guarantee that such financing will be available to us or that we will complete any such financing.

As of December 31, 2015 and 2014, we had cash and cash equivalents of $1.1 million and $1.4 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities was $1.5 million for the year ended December 31, 2015 compared to cash provided by operating activities of $0.6 million in 2014. This decrease despite the improvement in net losses of $0.6 million reflects a $2.8 million change in our working capital needs, mainly at the end of 2015 due to timing of a large project management engagement.

The changes in working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our project management services, can be large in value, exceeding $10 million in certain cases. As we, or our subcontractors, perform work or purchase equipment on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We had one large construction project in progress at the end of 2015, but did not have such a project in progress at the end of 2014. Due to the timing of completion of this project, this contributed to a $3 million increase in accounts receivable and unbilled receivables compared to the prior year, offset by a $2 million increase in our accounts payable compared to the prior year. We have increased our level of billings in excess of revenue by $0.5 million this year as we increase our install base of maintenance contracts and have a higher level of annual and renewal billings of those contracts.

Investing activities:

Cash used in investing activities in 2015 consists of purchases of property and equipment of $0.4 million. Our capital expenditures decreased by approximately $0.1 million compared to 2014 as we invested in additional equipment and testing infrastructure in our systems integration facility, and invested in sales management and time management software in 2014.

Finance activities:

Cash provided by financing activities for the year ended December 31, 2015 was $1.7 million compared to funds used in financing activities of $2 million in 2014. In 2015 we received $945,000 in proceeds from new 5-year term debt and increased the amount outstanding under our revolving bank credit facility by $991,000. We repaid $0.2 million against our convertible note borrowing in both 2015 and 2014. In 2014 we repaid $1.8 million against our revolving bank credit facility as our level of eligible assets fluctuated. Much of this repayment occurred in the fourth quarter of 2014 after we entered into a vendor financing facility, as our bank borrowing base of eligible receivables was reduced.

Future uses of cash

Our history of operating losses, declining current ratio, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. In December 2015 we restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2017, further reducing short term liquidity requirements on our business.. During 2015 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2016 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Our primary liquidity and capital requirements are to fund working capital from current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our revolving credit facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt or the sale of part or all of our operations. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity.

Off-Balance Sheet Arrangements

During the years ended December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes.

New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, an accounting pronouncement related to the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for us beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. As of December 31, 2015 and 2014 we had $33,000 and $49,000, respectively, of debt issuance costs reported as assets on our consolidated balance sheet. We do not anticipate that adoption of this guidance will have a material impact on our consolidated financial statements when we implement this pronouncement during fiscal year 2016.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending December 31, 2016 and are currently evaluating the impact of this pronouncement on our consolidated statements of financial position and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance beginning with its first quarter ending March 31, 2019. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

(a) Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TSS, Inc.
Columbia, MD

We have audited the accompanying consolidated balance sheet of TSS, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ WEAVER TIDWELL LLP
Austin, Texas
March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TSS, Inc.

We have audited the accompanying consolidated balance sheet of TSS, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSS, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
McLean, Virginia
April 22, 2015

TSS, Inc.

Consolidated Balance Sheets
(in ’000 except per-share amounts)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,132	$1,378
Contract and other receivables, net	6,997	3,951
Costs and estimated earnings in excess of billings on uncompleted contracts	1,084	1,042
Inventories, net	66	154
Prepaid expenses and other current assets	235	243
Total current assets	9,514	6,768
Property and equipment, net	702	670
Goodwill	1,907	1,907
Other intangible assets, net	841	979
Other assets	63	91
Total assets	$13,027	$10,415
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Long-term borrowings, current portion, net	$293	$149
Borrowings under credit facility	2,162	1,171
Accounts payable and accrued expenses	7,608	5,547
Billings in excess of costs and estimated earnings on uncompleted contracts	2,476	2,009
Total current liabilities	12,539	8,876
Long-term borrowings, less current portion	1,054	575
Other liabilities	34	18
Total liabilities	13,627	9,469
Commitments and Contingencies	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, 49,000 shares authorized; 16,366 and 15,853 issued; 15,642 and 15,209 outstanding at December 31, 2015 and 2014, respectively	2	2
Additional paid-in capital	68,329	67,651
Treasury stock 724 and 644 shares at cost at December 31, 2015 and, 2014, respectively	(1,531)	(1,512)
Accumulated deficit	(67,400)	(65,195)
Total stockholders’ equity (deficit)	(600)	946
Total liabilities and stockholders’ equity (deficit)	$13,027	$10,415

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations
(in ’000 except per-share amounts)

	Year Ended December 31,
	2015	2014
Revenue	$29,487	$27,985
Cost of revenue excluding depreciation and amortization	21,119	19,424
Gross profit	8,368	8,561
Selling, general and administrative expenses	9,651	10,546
Depreciation and amortization	566	488
Loss from operations	(1,849)	(2,473)
Interest expense, net	(344)	(277)
Other income, net	9	—
Loss before income taxes	(2,184)	(2,750)
Income tax provision	21	53
Net loss	$(2,205)	$(2,803)
Basic and diluted loss per share	$(0.14)	$(0.19)
Weighted average common shares outstanding	15,543	15,017

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in ’000)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at January 1, 2014	15,395	$2	$67,152	823	$(1,512)	$(62,392)	$3,250
Purchase of treasury stock	—	—	—	—	—	—	—
Stock-based compensation	458	—	499	(181)	—	—	499
Net loss for the year	—	—	—	—	—	(2,803)	(2,803)
Balance December 31, 2014	15,853	$2	$67,651	644	$(1,512)	$(65,195)	$946
Restricted stock issuance	570	—	—	—	—	—	—
Cancellation of restricted stock	(57)	—	—	—	—	—	—
Warrants issued with debt	—	—	179	—	—	—	179
Treasure stock repurchased	—	—	—	80	(19)	—	(19)
Stock-based compensation	—	—	499	—	—	—	499
Net loss for the year	—	—	—	—	—	(2,205)	(2,205)
Balance December 31, 2015	16,366	$2	$68,329	724	$(1,531)	$(67,400)	$(600)

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows
(in ’000)

	Year Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(2,205)	$(2,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	566	392
Provision (recoveries) for doubtful accounts	(11)	9
Stock-based compensation	499	499
Amortization of discount on note payable	63	146
Changes in operating assets and liabilities:
Restricted cash	—	501
Contracts and other receivables	(3,035)	4,450
Costs and estimated earnings in excess of billings on uncompleted contracts	(42)	(498)
Inventories, net	88	63
Prepaid expenses and other current assets	(22)	204
Accounts payable and accrued expenses	2,061	(2,042)
Billings in excess of costs and estimated earnings on uncompleted contracts	467	(308)
Other liabilities	19	9
Net cash provided by (used in) operating activities	(1,552)	622
Cash Flows from Investing Activities:
Capital expenditures	(411)	(507)
Net cash used in investing activities	(411)	(507)
Cash Flows from Financing Activities:
Payments on convertible notes and seller notes	(200)	(200)
Proceeds from issuance of debt	945	—
Repurchase of treasury stock	(19)	—
Proceeds from (repayment of) credit facility	991	(1,828)
Net cash provided by (used in) financing activities	1,717	(2,028)
Net decrease in cash and cash equivalents	(246)	(1,913)
Cash and cash equivalents, beginning of period	1,378	3,291
Cash and cash equivalents, end of period	$1,132	$1,378
Supplemental disclosure of cash flow information:
Cash paid for interest	$276	$155
Cash paid for taxes	77	27

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

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize it assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining current ratio, and stockholder’s deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern and meet our obligations as they come due. Our operating results improved in the second half of 2015 and generated positive cash from operations. We recently restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2017, further reducing short term liquidity requirements on our business. During 2015 and 2014 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so. Collectively, these steps taken have improved our liquidity position since June 2015.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2016 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies  – (continued)

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of the long-term debt is disclosed in Note 3 — Long Term Borrowings and Note 4 — Credit Facility. The carrying amounts of the other financial instruments approximate their fair value at December 31, 2015 and 2014, due to the short-term nature of these items. See Note 7 — Fair Value Measurements.

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

Shipping and Freight Costs

Shipping and handling costs billed to customers are included in revenue. Costs to ship products to customers, which consist primarily of freight expenses, are expensed as incurred and are included in Cost of Revenue. Total shipping and freight costs were approximately $0.5 million for each of the years ended December 31, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers and directors.

During each of the years ended December 31, 2015 and 2014, the Company incurred approximately $17,000 in non-cash compensation expense which is included in Cost of Revenue and $0.5 million in non-cash compensation expense which was included in Selling, general and administrative expenses.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	2015	2014
US-based IT OEM	35%	44%
US-based retail company	15%	9%
US-based data center company	15%	8%

No other customers represented more than 10% of our revenues for any periods presented. A US-based data center company represented 47% of our accounts receivable at December 31, 2015. A. US-based retail customer represented 13% and 10% of our accounts receivable at December 31,2015 and 2014, respectively. Our US based IT OEM customer represented 6% and 29% of our accounts receivable at December 31, 2015 and 2014, respectively. A US-based pharmaceutical customer represented 13% of our accounts receivable at December 31, 2014. No other customer represented more than 10% of our accounts receivable at December 31, 2015 or at December 31, 2014.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. At December 31, 2015 and 2014 we did not have cash invested in interest bearing accounts. At December 31, 2015, we had cash of $0.9 million in excess of FDIC insured limits.

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

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable. At both December 31, 2015 and 2014, bonds outstanding totaled $7.3 million, and the sureties were indemnified in the event of a loss by related project receivables of $0.04 million.

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

The following table summarizes the changes in our allowance for doubtful accounts (in $’000)

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$25	$24
Additions charged to expense	4	78
Recovery of amounts previously reserved	(7)	(64)
Amounts written off	(3)	(13)
Balance at end of year	$19	$25

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

Property and Equipment

Property and equipment are recorded at cost. We provide for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. Depreciation expense is included in operating expenses in the statement of operations. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

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

We have elected to use December 31 as our impairment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets as at December 31, 2015 and 2014 and concluded there was no impairment. At December 31, 2015 and 2014, the residual carrying value of goodwill was $1.9 million.

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

TSS, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies  – (continued)

Reclassification of Prior Period Financial Statements

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. During the three-month period ended September 30, 2015 we concluded that the cancellation of previously-issued restricted shares that had been reported as a treasury share transaction should have been presented as a reduction in our outstanding shares, resulting in an overstatement of both our issued number of shares outstanding and the number of treasury shares outstanding.

The consolidated balance sheet at December 31, 2014 reflects corrections to the number of common shares outstanding and the number of treasury shares outstanding, which were both overstated by 52,000 shares.

Recent Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, an accounting pronouncement related to the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This update will be effective for us beginning in fiscal year 2016, with early adoption permitted, and is applied on a retrospective basis. As of December 31, 2015 and December 31, 2014 we had $34,000 and $49,000, respectively, of debt issuance costs reported as assets on our consolidated balance sheet. We do not anticipate that adoption of this guidance will have a material impact on our consolidated financial statements when we implement this in fiscal year 2016.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending December 31, 2016 and are currently evaluating the impact of this pronouncement on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted only for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim

TSS, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies  – (continued)

periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance beginning with its first quarter ending March 31, 2019. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements.

Note 2 — Supplemental Balance-sheet Information

Receivables

Contract and other receivables consist of the following (in ‘000’s):

	December 31, 2015	December 31, 2014
Contract and other receivables	$7,016	$3,976
Allowance for doubtful accounts	(19)	(25)
	$6,997	$3,951

Retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project, represented $0.3 million as at December 31, 2015, and was included in Contract and other receivables

Inventories

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	December 31, 2015	December 31, 2014
Work in process	$—	$33
Raw materials	68	123
Less: Reserve	(2)	(2)
Inventories, net	$66	$154

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in ‘000’s):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	—	$1,907	—
Trade name	$60	—	$60	—
Intangible assets subject to amortization:
Customer relationships	$906	$(237)	$906	$(146)
Acquired software	$234	$(122)	$234	$(75)

We recognized amortization expense related to intangibles of approximately $137,000 for each of the years ended December 31, 2015 and 2014.

Annual amortization expense for the acquired software during each year through 2017 will be approximately $47,000 and will be approximately $18,000 in 2018. Amortization expense for the customer-related intangible asset is expected to be approximately $91,000 during each year through 2022 and approximately $35,000 in 2023.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 2 — Supplemental Balance-sheet Information  – (continued)

Property and equipment

Property and equipment consist of the following (in $’000):

	Estimated Useful Lives	December 31,
		2015	2014
Vehicles	5 years	$32	$32
Trade equipment	5 years	223	210
Leasehold improvements	2 – 5 years	317	279
Furniture and fixtures	7 years	77	70
Computer equipment and software	3 years	1,694	1,341
		2,343	1,932
Less accumulated depreciation		(1,641)	(1,262)
Property and equipment, net		$702	$670

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $0.4 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	December 31.
	2015	2014
Accounts payable	$5,202	$3,995
Accounts payable retainage	264	—
Accrued expenses	1,560	961
Compensation, benefits and related taxes	473	574
Other accrued expenses	109	17
Total accounts payable and accrued expenses	$7,608	$5,547

Note 3 — Long-term Borrowings

Long-term borrowings consisted of the following (in $’000):

	December 31
	2015	2014
Convertible notes payable	$550	$750
Unamortized discount on convertible notes payable	(11)	(26)
Notes Payable due Feb. 2020	945	—
Unamortized discount on notes payable	(137)	—
	1,347	724
Current portion of long-term borrowing	(293)	(149)
Non-current portion of long-term borrowing	$1,054	$575

We currently have outstanding convertible notes payable to Gerard J. Gallagher, a director and Chief Technical Officer of the Company. As of December 31, 2015 there was an aggregate principal balance outstanding under the note of $550,000.

On December 21, 2015 we amended the terms of the notes payable to revise the future payment schedule and to extend the maturity date of the promissory note from January 1, 2016 to July 1, 2017. Under the amended payment schedule, the Company will make monthly principal payments of $25,000 to Mr. Gallagher for a fourteen-month period beginning on January 1, 2016 and ending on February 1, 2017. The Company will also make an additional principal payment of $100,000 on or before March 1, 2017. The remaining

TSS, Inc.

Notes to Consolidated Financial Statements

Note 3 — Long-term Borrowings  – (continued)

outstanding balance is due on July 1, 2017. The Company will continue to make monthly interest payments. The interest rate was also increased to an annual rate of 5% per annum effective January 1, 2016.

The promissory note remains convertible into shares of the Company’s common stock at a conversion price of $7.50 per share. All amounts due under the note are immediately due and payable upon the occurrence of a “change in control” of the Company (as defined in the promissory note) or the death of Mr. Gallagher. If the Company fails to pay any amount due under the promissory note within five days after the date due, the Company must pay Mr. Gallagher a late charge equal to 5% of the amount due and unpaid. The Company’s obligations under the promissory note held by Mr. Gallagher are subordinated to the obligations under our credit facility with Bridge Bank NA described below.

Upon an “event of default” (as defined in the promissory note) and during the continuance of the event of default, the outstanding principal indebtedness under the promissory note will bear interest at an annual rate of 7%. If we fail to cure an event of default within a period of 60 days following the date of such event of default, Mr. Gallagher will have the right to convert any amount equal to not less than $25,000 but up to an amount equal to the unpaid amount due under the promissory note into that number of shares of our common stock obtained by dividing the amount being converted by a conversion price equal to 125% of the fair market value per share of our common stock. For purposes of the promissory note, the fair market value of a share of our common stock equals the average of the high and low bid prices of our common stock reported daily on the OTCQB marketplace during the twenty-day period ending on the date Mr. Gallagher elects to make such conversion. Notwithstanding these conversion rights, the aggregate number of shares of our common stock that may be issued as a result of converting amounts due under the promissory note upon an event of default may not exceed 12% of the issued and outstanding shares of our common stock as of the date Mr. Gallagher initially elects to make such conversion.

In connection with the amendment to the note payable to Mr. Gallagher in December 2015, the Company and Mr. Gallagher entered into a warrant granting Mr. Gallagher the right to purchase up to 100,000 shares of the Company’s common stock. The warrant is exercisable for a period of five years from December 31, 2015 with an exercise price of $0.15 per share. The exercise price and number of shares of common stock issuable upon exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant has been recorded as a discount against the balance of the note payable and will be amortized to interest expense over the remaining term of the notes payable.

In February 2015, we entered into a multiple advance term loan agreement and related agreements with MHW SPV II, LLC (“MHW”), an entity affiliated with the Chairman of our Board of Directors. We borrowed $945,000 under the terms of this loan agreement on February 3, 2015 and executed a promissory note to evidence this loan and the terms of repayment.

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500

TSS, Inc.

Notes to Consolidated Financial Statements

Note 3 — Long-term Borrowings  – (continued)

shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable upon exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the warrant was approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrant, resulting in the recognition of a discount on the loan of approximately $168,000 and a corresponding increase to additional paid in capital. This discount will be amortized using the straight-line method which approximates the effective interest rate method over the term of the loan. $31,000 was amortized during the year ended December 31, 2015.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Future principal repayments on the notes payable as at December 31, 2015 are as follows (in $’000):

2016	$300
2017	250
2018	—
2019	—
2020	945
Total	$1,495

Note 4 — Credit Facility

We have a revolving credit facility with Bridge Bank NA (“Bridge”) under a Business Financing Agreement that expires in May 2016. Our credit facility with Bridge provides for a secured revolving line of credit in an aggregate amount of up to $6 million, subject to a borrowing base of 80% of eligible accounts receivable. Borrowings under the facility bear interest at (1) the greater of (a) the prime rate published by Bridge, which was 3.25% at December 31, 2015 or (b) 3.25%, plus (2) 2% per annum. The revolving loans made to us under this credit facility are secured by a lien on substantially all of our assets.

Our credit facility includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notice of adverse events. The credit facility also includes customary negative covenants, including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The credit facility requires us to maintain an asset coverage ratio of at least 1.50 to 1. The asset coverage ratio is defined as the ratio of unrestricted cash plus eligible accounts receivable to all indebtedness owed by us to Bridge. We were in compliance with this covenant at December 31, 2015.

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

We incurred expenses of $0.2 million, including a commitment fee of $30,000, relating to obtaining this credit facility. These costs are included in other assets and are being amortized over the original life of the credit facility on a straight line basis. Approximately $56,000 and $45,000 was recorded as amortization expense for the years ended December 31, 2015 and 2014, respectively.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 4 — Credit Facility  – (continued)

At December 31, 2015, there was $2.17 million in borrowings outstanding under the credit facility. Based on our borrowing base formula as of December 31, 2015, the maximum amount we could borrow was approximately $1.97 million. In January we repaid the over-advance of $261,000 back to Bridge.

In October 2014 we modified our credit facility where Bridge consented to releasing its security interest in certain receivables from one of our customers concurrent with our entering into a vendor payment program with that customer. Under this arrangement, we sell our receivables from this customer to a third party bank and agree to deposit the proceeds into our account with Bridge. At the time the sale of the receivable occurs under this arrangement, Bridge releases its security interest in those receivables. We also modified the terms of the credit facility to exclude this customer’s receivables from our eligible accounts receivable.

Note 5 — Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision/(benefit) for income taxes from continuing operations consists of the following (in $’000):

	Year Ended December 31,
	2015	2014
Current:
Federal	$—	$—
State	14	22
Deferred:
Federal	7	28
State	—	3
Total provision for income taxes	$21	$53

The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2015	2014
Deferred tax assets:
Accrued expenses	$66	$67
Net operating loss carryover	12,577	11,370
Goodwill and other intangibles	3,884	4,511
Deferred compensation	294	291
Depreciation	33	—
Other carryovers and credits	12	8
Total deferred tax assets	16,866	16,247
Deferred tax liabilities:
Prepaid expenses	(34)	(12)
Goodwill and other intangibles	(37)	(31)
Depreciation	—	(10)
Total deferred tax liabilities	(71)	(53)
Valuation allowance	(16,832)	(16,225)
Net deferred tax asset (liability)	$(37)	$(31)

TSS, Inc.

Notes to Consolidated Financial Statements

Note 5 — Income Taxes  – (continued)

At December 31, 2015 and 2014, we had net operating losses (“NOL”) totaling $34.5 million and $30.9 million, respectively, to be carried forward 20 years to offset future taxable income and any unused NOL will begin to expire in 2027.

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

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2015 and 2014. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis.

At December 31, 2015 and 2014, we have established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization. We have concluded that, under relevant accounting standards, it is more likely than not that the deferred tax assets will not be realizable based on our historical operating results and estimated future taxable income. We believe it is more likely than not that the benefit of the net deferred tax assets will not be fully realized based on our current year loss and estimated future taxable income. During 2015, the valuation allowance increased by approximately $0.6 million due to continuing losses from operations.

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

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years, and have determined that it does not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2012 tax year forward remain open under statutes of limitation.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

Year Ended December 31,
	2015	2014
Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	2.1%	2.0%
Effect of permanent differences	(2.7) %	(1.4) %
Effect of valuation allowance	(34.4) %	(36.7) %
Total	(1.0) %	(2.1) %

TSS, Inc.

Notes to Consolidated Financial Statements

Note 6 — Commitments and Contingencies

We lease premises and equipment under operating leases having terms from month-to-month to 4 years. At December 31, 2015, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year including known escalation clauses are as set forth in this table below (in $’000):

Year
2016	$829
2017	401
2019	257
2019	191
Total	$1,678

For the years ended December 31, 2015 and 2014, rent expense included in selling, general and administrative expenses for operating leases was $0.4 million and $0.5 million, respectively. For each of the years ended December 31, 2015 and 2014, rent expense included in cost of revenue for operating leases was $0.4 million.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2015, these open purchase order commitments amount to approximately $2.3 million. The majority of services delivered and equipment received is expected to be satisfied during the first six months of 2016 at which time these commitments will be fulfilled.

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently estimate that a material adverse effect on our financial position, results of operations and cash flows from such matters is not reasonably likely.

Note 7 — Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2015, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 8 — Share Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015 our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares. At December 31, 2015, 2,582,000 shares remain available for issuance.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 8 — Share Based Payments  – (continued)

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors’ authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the years ended December 31, 2015 and 2014.

Stock-based Compensation Expense

For the year ended December 31, 2015, we recognized stock-based compensation of $499,000, of which approximately $17,000 was included in Cost of Revenue. For the year ended December 31, 2014, the Company recognized stock-based compensation of $499,000 of which approximately $17,000 was included in Cost of Revenue.

As of December 31, 2015, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $0.3 million with a weighted average remaining vest life of 1.02 years.

Stock Options

Although we had historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2015 and 2014. The grants have various vesting features including time-based vesting and performance-based vesting.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the year ended December 31, 2015:

Black-Scholes-Merton
Volatility	87%
Expected life of options (in years)	6
Risk-free interest rate	1.35%
Dividend yield	0%

TSS, Inc.

Notes to Consolidated Financial Statements

Note 8 — Share Based Payments  – (continued)

During the years ended December 31, 2015 and 2014, we granted stock options to purchase 0.25 million and 0.52 million shares, respectively, of common stock at a weighted-average exercise price of $0.64 and $0.36 per share, respectively, which reflects the fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the common stock reported daily on the OTCQB marketplace during the 20 trading days following the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the years ended December 31, 2015 and 2014, as determined under the Black-Scholes-Merton valuation model and Monte-Carlo simulation was $0.47 and $0.24, respectively.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2015 and 2014:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value*
Shares under option, January 1, 2014	2,365,000	$0.52	—	$—
Options granted	520,000	$0.36
Options exercised	—	$—		$—
Options cancelled and expired	(555,000)	$(0.57)
Shares under option, December 31, 2014	2,330,000	$0.47	8.00	$34,000
Options granted	250,000	$0.60
Options exercised	—	$—		$—
Options cancelled and expired	(175,000)	$(0.49)
Shares under option, December 31, 2015	2,405,000	$0.48	7.12	$—

*	Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Fair Value
Non-vested stock options at January 1, 2014	2,231,667	$0.37
Options granted	520,000	$0.24
Vested during period	(290,000)	$(0.44)
Options cancelled	(555,000)	$(0.34)
Non-vested shares under option, December 31, 2014	1,906,667	$0.37
Options granted	250,000	$0.50
Vested during period	(296,667)	$(0.44)
Options cancelled	(175,000)	$(0.44)
Non-vested shares under option, December 31, 2015	1,685,000	$0.36

TSS, Inc.

Notes to Consolidated Financial Statements

Note 8 — Share Based Payments  – (continued)

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2015:

	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Stock options exercisable	720,000	6.95	$0.54	$—
Stock options expected to vest	1,685,000	7.19	$0.45	$—
Options exercisable and expected to vest	2,405,000

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

The fair value of restricted stock awarded during the years ended December 31, 2015 and 2014 totaled $364,500 and $245,000, respectively, and were calculated using the value of TSS’ common stock on the grant date. The value of awards are being amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2015 and 2014, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested January 1, 2014	185,000	$0.95
Granted restricted stock	710,000	$0.35
Cancelled restricted stock	(52,.333)	(0.40)
Vested restricted stock	(167,667)	$(0.66)
Unvested December 31, 2014	675,000	$0.43
Granted restricted stock	570,000	$0.64
Cancelled restricted stock	(56,667)	(0.73)
Vested restricted stock	(468,333)	$(0.47)
Unvested December 31, 2015	720,000	$0.55

Note 9 — Common Stock Repurchases

During the years ended December 31, 2015 and 2014, we repurchased 80,180 and 998 treasury shares, respectively, with an aggregate value of approximately $19,000 and $0 associated with the vesting of restricted stock held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employee’s related taxes associated with the employee’s vested stock, and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

TSS, Inc.

Notes to Consolidated Financial Statements

Note 10 — Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer. This lease expires in July 2016. Rents paid under this agreement were $277,000 for each of the years ended December 31, 2015 and 2014, respectively.

We have $550,000 outstanding at December 31, 2015 in convertible notes payable to Mr. Gallagher. The notes bear interest at 4% per annum and are subordinated to our borrowings to Bridge Bank under our revolving credit facility. Per the terms of the notes, we paid interest of $30,000 and $30,000 during the years ended December 31, 2015 and 2014, respectively. We repaid principal against the Notes of $200,000 during each of the years ended December 31, 2015 and 2014, respectively.

We have $945,000 principal outstanding at September 30, 2015 in promissory notes payable to MHW. During the year ended December 31, 2015 we paid interest of $104,000 to MHW. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 11 — Loss Per-Share

Basic and diluted (loss) earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

(in $’000)	Year Ended December 31,
	2015			2014
	Loss	Shares	$ per Share	Income	Shares	$ per Share
Basic Loss per Share
Net loss	$(2,205)	15,543	$(0.14)	$(2,803)	15,017	$(0.19)
Effect of Dilutive Securities
Stock options	—	—	—	—	—	—
Unsecured convertible note	—	—	—	—	—	—
Diluted Loss per Share	$(2,205)	15,543	$(0.14)	$(2,803)	15,017	$(0.19)

For the years ended December 31, 2015 and 2014, potentially dilutive shares of 3,757,000 and 3,124,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss.

Note 12 — Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities, and systems integration. Our facilities unit is involved in the design, project management and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers. All of our revenues

TSS, Inc.

Notes to Consolidated Financial Statements

Note 12 — Segment Reporting  – (continued)

are derived from the U.S. market. Segment operating results reflect earnings before stock-based compensation, acquisition related expenses, other expenses, net, and provision for income taxes.

Revenue and operating result by reportable segment reconciled to reportable net loss for the years ended December 31, 2015 and 2014 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Revenues:
Facilities	$23,975	$20,354
Systems integration	5,512	7,451
Total revenues	$29,487	$27,895
Profit (loss) from operations:
Facilities	$4,910	$3,435
Systems integration	(144)	1,416
Other consolidated activities	(6,615)	(7,327)
Consolidated loss from operations	$(1,849)	$(2,473)
Depreciation expense:
Facilities	$67	$76
Systems integration	280	173
Other consolidated activities	15	27
Consolidated depreciation expense	362	$276
Interest expense
Facilities	$—	$—
Systems integration	—	—
Other consolidated activities	344	277
Consolidated interest expense	$344	$277
Total Assets
Facilities	$9,443	$5,617
Systems integration	2,222	3,146
Other consolidated activities	1,362	1,652
Total assets	$13,027	$10,415

Other consolidated activities relates to operating costs not specifically attributable to either business segment including sales, marketing, executive and administrative support functions such as finance, human resources and IT.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as of the date of this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of December 31, 2015.

Previously Reported Material Weaknesses

Our management concluded that our internal controls over financial reporting and our disclosure controls and procedures were not effective at December 31, 2014 as a result of material weaknesses we identified in our internal control over financial reporting relating to the supervision and review of documentation supporting revenue, journal entries and period-end cut off procedures and account reconciliations and establishing and reviewing accrued expense and accounts payable balances. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable probability that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected in a timely manner.

Remediation of Material Weaknesses

Actions were implemented to remediate the above identified material weaknesses shortly after the completion of the prior year audit. New approval procedures and controls were implemented to ensure that all revenue transaction and journal entries were appropriately recorded and approved in a timely manner and cut-off procedures and account reconciliations were performed timely. During 2015 we hired a new corporate controller and added new resources to the accounting function to provide additional supervision, approval and review of accounting transactions and reconciliations. During the fourth quarter of 2015 we tested the controls around these areas as part of our evaluation of our internal controls over financial reporting and concluded that these controls were effective.

(c) Changes in Internal Control Over Financial Reporting

Except as noted in the preceding paragraphs, there has been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders (the “2015 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2015 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2016 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2015 and 2014 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2. Financial Statements Schedules:

None.

3. Exhibits:

2.1	Asset Purchase Agreement, effective as of May 20, 2013, by and between arvato digital services llc and VTC, L.L.C. (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
3.1.1	Amendment to the Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A-1 to the Company’s Definitive Proxy Statement filed on May 22, 2007 and incorporated herein by reference)
3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A to the Company’s Definitive Proxy Statement filed on April 29, 2011 and incorporated herein by reference)
3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, dated effective June 6, 2013 (previously filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013, and incorporated herein by reference).
3.2	Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)
4.1.1	Loan Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).
4.1.2	Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Buildings, Inc. payable to the order of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).
4.1.3	Security Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC and Alletag Buildings, Inc. in favor of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).
4.1.4	Subordination Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc., MHW SPV II LLC and Bridge Bank, National Association, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).
4.1.5	Warrant between TSS, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).
10.1	Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.2.1‡	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2012 and incorporated herein by reference)

10.2.2‡	Form of Restricted Stock Award Agreement with executive officers relating to the 2006 Omnibus Incentive Compensation Plan (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015, and incorporated herein by reference).
10.3.1‡	Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)
10.3.2‡	Amendment to Executive Employment Agreement, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010, and incorporated herein by reference).
10.3.3‡	Letter Agreement, dated February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.3.4‡	Amendment to Executive Employment Agreement, dated January 3, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).
10.3.5‡	Amendment to Executive Employment Agreement, effective as of March 15, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).
10.3.6‡	Amendment to Executive Employment Agreement, effective as of May 21, 2013, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).
10.3.7‡	Amendment to Executive Employment Agreement, effective as of August 13, 2013, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013, and incorporated herein by reference).
10.4.1	Convertible Promissory Note, dated January 19, 2007, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Schedule 13D filed by Gerard J. Gallagher on January 29, 2007)
10.4.2	Amendment to Convertible Promissory Note, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)
10.4.3	Amended and Restated Convertible Promissory Note, dated May 21, 2013, issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).
10.4.4	Amended and Restated Convertible Promissory Note dated September 30, 2014 issued by the Company to Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 1, 2014, and incorporated herein by reference
10.4.5	Second Amendment to Amended and Restated Convertible Promissory Note, dated as of December 21, 2015, between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 22, 2015, and incorporated herein by reference).

10.4.6	Warrant between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 22, 2015, and incorporated herein by reference).
10.5.1‡	Executive Employment Agreement, dated January 3, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).
10.5.2‡	Amendment No. 1 to Executive Employment Agreement, effective as of March 14, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).
10.5.3‡	Stock Option Agreement, dated as of April 30, 2012, between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).
10.5.4‡	Stock Option Agreement dated as of April 30, 2012 between the Company and Anthony Angelini with respect to options to purchase $500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 8, 2012 and incorporated herein by reference).
10.6.1	Business Financing Agreement, dated as of May 21, 2013, by and among Bridge Bank, National Association, the Company, Innovative Power Systems, Inc., and VTC, L.L.C. (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).
10.6.2	Business Finance Modification Agreement, dates as of April 8, 2014, by and between TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C. and Bridge Bank National Association (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014, and incorporated herein by reference).
10.6.3	Business Financing Modification Agreement, dated July 2, 2014, by and among the TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C. and Bridge Bank, National Association (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-k filed on July 3, 2014, and incorporated herein by reference).
10.6.4	Business Financing Modification Agreement, dated as of August 8, 2014, by and among TSS, Inc., Innovative Power Systems, Inc., VTC L.L.C. and Bridge Bank National Association (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2014, and incorporated herein by reference).
10.6.5	Business Financing Modification Agreement, dated as of October 3, 2014, by and among the TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C. and Bridge Bank, National Association (previously filed with the Commission as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2014, and incorporated herein by reference
10.7.1‡	Employment Agreement, dated January 14, 2014, between TSS, Inc. and Martin T. Olsen (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 13, 2014, and incorporated herein by reference).
10.7.2‡	Award Agreement, dated January 14, 2014, between TSS, Inc. and Martin T. Olsen (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 13, 2014, and incorporated herein by reference).
10.8.1‡	Consulting Agreement, dated July 3, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 3, 2014, and incorporated herein by reference).
10.8.2‡	Employment Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).

10.8.3‡	Award Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).
10.9‡	TSS, Inc. 2015 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2015 and incorporated herein by reference).
21*	Listing of subsidiaries
23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2015.
23.2*	Consent of Grant Thornton LLP regarding TSS, Inc. financial statements for the years ended December 31, 2014.
31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.
Date: March 30, 2016	By: /s/ Anthony Angelini Anthony Angelini Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2016	By: /s/ John K. Penver John K. Penver Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 30, 2016.

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