Form 10-Q
period 2016-03-31
TSS, Inc.
filed 2016-05-16
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 15, 2016              15,695,824

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended March 31, 2016

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash and cash equivalents	$869	$1,132
Contract and other receivables, net	3,210	6,997
Costs and estimated earnings in excess of billings on uncompleted contracts	935	1,084
Inventories, net	59	66
Prepaid expenses and other current assets	202	235
Total current assets	5,275	9,514
Property and equipment, net	677	702
Goodwill	1,907	1,907
Intangible assets, net	807	841
Other assets	29	30
Total assets	$8,695	$12,994

Current Liabilities:
Long-term borrowings, current portion, net	$363	$287
Borrowings under line of credit	1,356	2,150
Accounts payable and accrued expenses	5,885	7,608
Billings in excess of costs and estimated earnings on uncompleted contracts	1,854	2,476
Total current liabilities	9,458	12,521
Long-term borrowings, less current portion	900	1,036
Other liabilities	32	37
Total liabilities	10,390	13,594

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2016 and December 31, 2015; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2016 and December 31, 2015; 16,390 and 16,366 issued at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	68,401	68,329
Treasury stock 724 shares at cost at March 31, 2016 and December 31, 2015	(1,531)	(1,531)
Accumulated deficit	(68,567)	(67,400)
Total stockholders' equity (deficit)	(1,695)	(600)
Total liabilities and stockholders’ equity (deficit)	$8,695	$12,994

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2016	2015
Results of Operations:

Revenue	$7,675	$7,272
Cost of revenue	6,370	4,868
Gross profit	1,305	2,404

Selling, general and administrative expenses	2,252	2,604
Depreciation and amortization	147	130
Total operating costs	2,399	2,734
Loss from operations	(1,094)	(330)
Other income (expense):
Interest expense, net	(80)	(72)
Other income (expense), net	7	-)
Loss from operations before income taxes	(1,167)	(402)

Income tax provision	-	-

Net loss	$(1,167)	$(402)

Basic and diluted loss per share:
Loss per common share	$(0.07)	$(0.03)
Weighted average common shares outstanding	15,658	15,283

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2016

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance January 1, 2016	16,366	$2	$68,329	724	$(1,531)	$(67,400)	$(600)
Restricted stock issuance	84	-	-	-	-	-	-
Stock-based compensation	-	-	72	-	-	-	72
Cancellation of restricted stock	(60)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,167)	(1,167)
Balance at March 31, 2016	16,390	$2	$68,401	724	$(1,531)	$(68,567)	$(1,695)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,167)	$(402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159	114
Amortization of discount on notes payable	11	22
Stock-based compensation	72	104
Provision (recoveries) for doubtful accounts	(6)	-
Changes in operating assets and liabilities:
Contract and other receivables	3,793	329
Costs and estimated earnings in excess of billings on uncompleted contracts	149	(134)
Inventories, net	7	36
Prepaid expenses and other current assets	27	77
Accounts payable and accrued expenses	(1,724)	(791)
Billings in excess of costs and estimated earnings on uncompleted contracts	(622)	(700)
Other liabilities	(5)	(2)
Net cash provided by (used in) operating activities	694	(1,347)
Cash Flows from Investing Activities:
Capital expenditures	(81)	(92)
Net cash used in investing activities	(81)	(92)
Cash Flows from Financing Activities:
Payment on convertible notes payable	(75)	(84)
Payments on line of credit	(801)	(92)
Proceeds from issuance of debt	-	945
Net cash provided by (used in) financing activities	(876)	769
Net decrease in cash and cash equivalents	(263)	(670)
Cash and cash equivalents at beginning of period	1,132	1,378
Cash and cash equivalents at end of period	$869	$708
Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$45
Cash paid for taxes	$19	$33
Supplemental non-cash financing information:
Issuance of warrants in connection with debt	$-	$168

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

March 31, 2016

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

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining current ratio, and stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern and meet our obligations as they come due. In December 2015 we restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and Chief Technical Officer, to defer repayment of a large portion of this obligation to 2017, further reducing short term liquidity requirements on our business. During 2014 and 2015 we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we are required to do so.

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

Revenue from fixed price contracts is recognized on the percentage of completion method. We apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, recognizing revenue on the percentage-of-completion method using costs incurred in relation to total estimated project costs. This method is used because management considers costs incurred and estimated costs to complete to be the best available measure of progress in the contracts. Contract costs include all direct materials, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, employee benefits and supplies.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended March 31,
	2016	2015

US-based IT OEM	22%	56%
US-based data center company	41%	1%

No other customers represented more than 10% of our revenues for any periods presented. A US-based data center company represented 38% and 47% of our accounts receivable at March 31, 2016 and December 31, 2015, respectively. A US-based retail customer represented 4% and 13% of our accounts receivable at March 31, 2016 and December 31, 2015, respectively. A US-based IT services company represented 16% of our accounts receivable at March 31, 2016. No other customer represented more than 10% of our accounts receivable at March 31, 2016 or at December 31, 2015.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the future impact of ASU2016-02 on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying The Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. This ASU was effective for us for our fiscal year beginning January 1, 2016. The adoption of this standard did not have a material impact on our financial statements but did require us to reclassify certain balances in our December 31, 2015 financial statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consist of the following (in ‘000’s):

	March 31, 2016	December 31, 2015
Contract and other receivables	$3,216	$7,016
Allowance for doubtful accounts	(6)	(19)
	$3,210	$6,997

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	March 31, 2016	December 31, 2015
Raw materials	$61	$68
less: Reserve	(2)	(2)
Inventories, net	$59	$66

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in ‘000’s):

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Trade name	$60	-	$60	-
Intangible assets subject to amortization:
Customer relationships	$906	$(259)	$906	$(237)
Acquired software	$234	$(134)	$234	$(122)

We recognized amortization expense related to intangibles of approximately $34,000 and $35,000 for the three month periods ended March 31, 2016 and 2015, respectively.

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

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2015 as part of our annual testing for impairment. We used a combination of valuation methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there were events and circumstances in existence at December 31, 2015 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was substantially greater than the carrying value, including goodwill, for each of our reporting units. Thus we concluded that there was no impairment at December 31, 2015 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three month period ended March 31, 2016 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	March 31, 2016	December 31, 2015
Accounts payable	$4,289	$5,202
Accounts payable retainage	307	264
Accrued expenses	786	1,560
Compensation, benefits & related taxes	459	473
Other accrued expenses	44	109
Total accounts payable and accrued expenses	$5,885	$7,608

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000)

	March 31, 2016	December 31, 2015
Convertible notes payable	$475	$550
Less unamortized discount	(8)	(11)

Notes Payable due Feb. 2020	945	945
Less unamortized discount and debt issuance costs	(149)	(161)
	1,263	1,323
Current portion of long-term borrowing	(363)	(287)
Non-current portion of long-term borrowing	$900	$1,036

We currently have outstanding convertible notes payable to Gerard J. Gallagher, a director and Chief Technical Officer of the Company. As of March 31, 2016 there was an aggregate principal balance outstanding under the note of $475,000.

In December 2015, we amended the terms of the notes payable to revise the future payment schedule and to extend the maturity date of the promissory note from January 1, 2016 to July 1, 2017. Under the amended payment schedule, the Company will make monthly principal payments of $25,000 to Mr. Gallagher for a fourteen-month period beginning January 1, 2016 and ending on February 1, 2017. The Company will also make an additional principal payment of $100,000 on or before March 1, 2017. The remaining outstanding balance is due on July 1, 2017. The Company will continue to make monthly interest payments. The interest rate was also increased to an annual rate of 5% per annum effective January 1, 2016.

In connection with the amendment to the note payable to Mr. Gallagher in December 2015, the Company and Mr. Gallagher entered into a warrant granting Mr. Gallagher the right to purchase up to 100,000 shares of the Company’s common stock. The warrant is exercisable for a period of up to five years from December 21, 2016 with an exercise price of $0.15 per share. The exercise price and number of shares of common stock issuable upon exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant has been recorded as a discount against the balance of the note payable, and will be amortized to interest expense over the remaining term of the notes payable.

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant (the ‘‘Warrant’’) granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable on exercise of the Warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the warrants granted was approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $168,000 and a corresponding increase to additional paid in capital. This discount will be amortized using the effective interest rate method over the term of the loan. $8,000 was amortized during the three-month period ended March 31, 2016.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. The table below represents the numerator and shares represent the denominator (in thousands except per share amounts).

	Three Months Ended March 31,
	2016	2015

Numerator:
Net loss	$(1,167)	$(402)
Denominator:
Weighted-average shares of common stock outstanding	15,658	15,283
Dilutive effect of employee stock options and restricted stock awards	-	-
Weighted-average shares for diluted net loss per share	15,658	15,283

Basic & diluted net loss per share	$(0.07)	$(0.03)

For the three-month periods ended March 31, 2016 and 2015, potentially dilutive shares of 3,622,000 and 2,568,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss reported in each period.

Note 5 – Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer. This lease expires in July 2016. Rents paid under this agreement were $69,000 for each of the three -month periods ended March 31, 2016 and 2015 respectively.

We have $475,000 principal outstanding at March 31, 2016 in convertible notes payable to Mr. Gallagher, net of remaining discount of $8,000. The notes bear interest at 5% per annum and are subordinated to our borrowings to Bridge Bank under our revolving line of credit. Per the terms of the notes, we paid interest of $6,000 and $7,000 during the three month periods ended March 31, 2016 and 2015, respectively. We repaid principal against the Notes of $75,000 in each of the three -month periods ended March 31, 2016 and 2015, respectively.

We have $945,000 principal outstanding at March 31, 2016 in promissory notes payable to MHW, net of remaining discount of $126,000. Per the terms of the notes we paid interest of $ 28,000 and $17,000 during the three-month periods ended March 31, 2016 and 2015, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 6 Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities and systems integration. Our facilities unit is involved in the design, project management and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers. All of our revenues are derived from the U.S. market. Segment operating results reflect earnings before stock-based compensation, acquisition related expenses, other expenses, net, and provision for income taxes.

Revenue and operating results by reportable segment reconciled to reportable net loss for the three-month periods ended March 31, 2015 and 2014 and other segment-related information is as follows (in thousands):

	Three Month Periods
	ended March 31,
	2016	2015
Revenues:
Facilities	$6,733	$4,806
System integration services	942	2,466
Total revenues	$7,675	$7,272

Income (loss) from operations:
Facilities	$658	$995
System integration services	(228)	545
Other consolidated activities	(1,524)	(1,870)
Consolidated loss from operations	$(1,094)	$(330)

Depreciation expense:
System integration services	$87	$64
Other consolidated activities	19	21
Consolidated depreciation expense	$106	$85
Interest expense
Facilities	$—	$—
System integration services	—	—
Other consolidated activities	80	72
Consolidated interest expense	$80	$72
	March 31, 2016	Dec. 31, 2015
Total Assets
Facilities	$5,838	$9,443
System integration services	1,830	2,222
Other consolidated activities	1,027	1,329
Total assets	$8,695	$12,994

Other consolidated activities relates to operating costs not specifically attributable to each business segment including sales, marketing, executive and administrative support functions including activities such as finance, human resources and IT.

Note 7. Subsequent Events

In May 2016 we entered into a receivables factoring agreement with RTS Financial Service, Inc. (“RTS”). Under the terms of this agreement, we may offer for sale, and RTS in its sole discretion may purchase, eligible receivables of the Company (the “Purchased Accounts”). Upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company.

RTS’s fee for each Purchased Account is computed on a daily basis until the amount of the Purchased Account is paid to RTS, and such fee equals the amount of the Purchased Account multiplied by the sum of the prime rate then in effect plus 7%, divided by 360. RTS will pay us 80% of the amount of the Purchased Accounts and the balance (less fees) is paid to us upon collection of the Purchased Account by RTS.

Our obligations under the factoring agreement are secured by all present and future accounts receivable (provided, however that accounts for one customer are excluded) and all chattel paper, instruments, general intangibles, securities, contract rights, insurance, proceeds, property rights and interests associated therewith, as well as all equipment, inventory and deposit accounts of the Company.

RTS may require us to repurchase a Purchased Account if we breach any warranty or otherwise violate or default on any of our obligations under the Factoring Agreement or if the Purchased Account is not paid in full on or before the payment due date of such Purchased Account or within 120 days after the invoice date of such Purchased Account.

The agreement has an initial term of 12 months and automatically renews for successive 12 month renewal periods unless terminated pursuant to the terms of the agreement. We may terminate the agreement at the end of the initial term upon 60 days’ notice and payment of an early termination fee to RTS in the amount of $10,000. We may also terminate the agreement at any time during the first 24 months upon 30 days’ notice and payment of an early termination fee based on the average monthly amount purchased during the term of the agreement. RTS may terminate the agreement upon 90 days’ notice to us or immediately upon the occurrence of certain events.

In connection with entering into the factoring agreement with RTS, we terminated our Business Financing Agreement with Bridge Bank. We received an initial funding amount of $668,000 under the factoring agreement which was used to repay our outstanding obligations to Bridge Bank. No early termination or prepayment penalties were incurred by us in connection with the termination of the Bridge Bank facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2013 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides comprehensive services for the planning, design, construction and maintenance of mission-critical facilities and information infrastructure as well as systems integration services related to this infrastructure. We provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, construction project management, systems integration, system installations and facilities management.

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

RESULTS OF OPERATIONS

Revenue

Revenue consists of fees earned from the planning, design and construction project management for mission-critical facilities and information infrastructures, as well as fees earned from providing equipment and maintenance services for these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive all of our revenue from the U.S. market.

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

Revenues for the three-month period ended March 31, 2016 increased by $403,000, or 6% compared to the same period in 2015. This increase reflects a $1.9 million or 40% increase in our facilities services revenues as our project management activities, including equipment procurement, increased due to a large customer project that began in the fourth quarter of 2015 and through the first quarter of 2016. This was offset by a $1.5 million or 62% decline in our systems integration business compared to the first quarter of 2015 driven by lower demand from our largest channel partner compared to the prior year. This decrease in systems integration revenues also contributed to lower deployment levels of modular data centers and lower facilities maintenance contract revenue compared to the prior year. Our revenue of $7.7 million in the three-month period ended March 31, 2016 was 24% or $2.4 million lower than the $10.1 million in revenue we had in the fourth quarter of 2015 primarily due to lower levels of construction management and equipment procurement services.

Our facility construction management projects tend to be larger in value than the contracts for our other products and services and from a smaller number of customers. These projects have greater transaction values and can contribute to large quarterly fluctuations in revenue due to the timing of such projects and their fulfillment, as evidenced by comparing our 2016 results to the prior year where 2016 included such a project but the prior year did not. We have historically had such projects with values that exceeded $10 million annually. A small number of these transactions could lead to a significant increase in revenue but cause greater volatility in our quarterly results depending on the deployment timetable of the projects. These projects also increase our liquidity risk because they tend to be longer in duration and require larger amounts of working capital to fulfill, which we attempt to manage through customer and vendor payment terms, including paid-when-paid terms, as part of our working capital management.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 83% for the three-month period ended March 31, 2016 compared to 67% for the same period in 2015 and 75% in the fourth quarter of 2015. This increase is because of a higher level of equipment procurement costs in 2016 and lower utilization of our systems integration facility in 2016 compared to the same period in 2015 as revenues from this business unit decreased. We have higher costs and lower margins from project management activities including equipment procurement, and as this revenue increased in absolute value and as a percentage of our total revenues compared to the prior year, this has resulted in a higher cost of revenue.

Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to the use of subcontracted labor or third-party material. Our systems integration activities mainly comprise labor services, so growth in this business will favorably impact the ratio of cost of services to revenue. Conversely, as subcontracted labor or third-party material purchases for customer projects increase relative to our own labor services or overall cost of services, we expect the ratio of cost of services to revenue to increase. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win larger contracts or win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts, particularly with our construction management services. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital.

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

Gross Profit

For the three-month period ended March 31, 2016 our gross profit was 17% of revenue, compared to a gross profit margin of 33% in the first quarter of 2015 and a gross profit margin of 25% in the fourth quarter of 2015. This decrease resulted in our gross profit of $1.3 million for the quarter, compared to a gross profit of $2.4 million on lower revenue in the first quarter of 2015. This comparison highlights the differences in profit margins for our different service offerings. Our revenue mix in this current quarter was least favorable from a profit perspective as our revenue growth was all in our lower margin project management activities. Our goal is to focus our business on higher-margin activities such as systems integration and facility maintenance services. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2016 our selling, general and administrative expenses decreased by $351,000 or 13% compared to the same period of 2015. This decrease was due to lower headcount related costs and lower professional fees, including accounting and legal fees.

Operating income

For the three-month period ended March 31, 2016 our operating loss was $1.1million. This was an increaae of $762,000 from the operating loss of $330,000 that we had in the in the first quarter of 2015. This decrease was driven by lower gross profits from our less-favorable revenue mix, offset slightly by lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2016 are our cash and cash equivalents on hand, our bank credit facility and projected cash flows from operating activities. In December 2015, we restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and Chief Technical Officer, to defer repayment of a large portion of this obligation to 2017, further reducing short term liquidity requirements on our business.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2016 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

Our Business Financing Agreement with Bridge Bank provides for a total line of credit of up to $6 million, subject to our borrowing base, and has a maturity date of May 2016. The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. As of March 31, 2016, we had outstanding borrowings of $1.36 million under this loan facility and, based on the borrowing base formula, we were over-advanced by approximately $0.7 million, which we repaid in April 2016. As described below, the credit facility with Bridge Bank was terminated in May 2016.

In May 2016 we entered into a full recourse receivables factoring agreement with RTS Financial Service (RTS) whereby RTS may purchase eligible accounts receivable from us. RTS will advance 80% of the face value of our receivables and the balance (less fees) is paid to us after our customer remits funds to RTS. Advances are subject to a financing cost of prime plus 7% per annum. Advances under this agreement are at the discretion of RTS and there is no maximum or committed facility amount such as existed under our bank-based revolving credit facility We have not yet determined what impact, if any, that this different type of financing facility will have on our liquidity and working capital management, or if it will be adequate for our needs. Upon entering this facility with RTS we repaid all outstanding amounts due under our revolving credit facility with Bridge Bank.

Our quarterly operating results have shown mixed results over the last year with large quarterly fluctuations in revenue and operating results. Our quarterly revenues have fluctuated between $5.8 million to $10.1 million. Our gross profit margin has ranged from 17% to 33%, and our operating results have varied from an operating loss of $1.1 million to an operating profit of $0.1 million in the fourth quarter of 2015. As a result of these fluctuations, we continue to look at alternative sources of funding to strengthen our balance sheet and to further improve our liquidity. We are currently evaluating both debt and equity financing alternatives. There can be no guarantee that such financing will be available to or that we will complete any such financing.

As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $0.9 million and $1.1 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities for the three-month period ended March 31, 2016 was $0.7 million compared to cash used in operating activities for the three-month period ended March 31, 2015 of $1.3 million. This increase was primarily driven by reductions in our accounts receivables and overall working capital requirements, offset by higher net losses of approximately $760,000 compared to the first quarter of 2015.

Changes in our working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our project management services, can be large in value, exceeding $10 million in certain cases. As we or our subcontractors perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We had one large construction management project commence in the fourth quarter of 2015 and into the first quarter of 2016, but did not have such a project in progress at the end of the first quarter of 2015. Due to the timing and completion of this project, this contributed to a $3.8 million decrease in our accounts receivable since year-end offset by a $1.7 million decrease in our accounts payable since December for this one project

Investing activities:

Cash used in investing activities in 2016 consists of purchases of property and equipment. Our capital expenditures were approximately $81,000 as we invested in additional equipment and testing infrastructure in our systems integration facility, and invested in sales management and time management software.

Financing activities:

Cash used in financing activities was $876,000 for the three-month period ended March 31, 2016 compared to cash provided by financing activities of $769,000 for the three-month period ended March 31, 2015. In the first quarter of 2015 we borrowed $945,000 from new long-term debt and repaid $75,000 against our notes payable to Mr. Gallagher and $101,000 against the balance of our bank revolving facility, as our level of eligible receivables decreased. In the first quarter of 2016 we repaid $75,000 against our notes payables to Mr. Gallagher and repaid $801,000 against our revolving bank facility as our level of eligible receivables decreased.

Future uses of cash

Our history of operating losses, declining current ratio, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. In December 2015, we restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2017, further reducing short term liquidity requirements on our business. In the first quarter of 2016 we repaid $801,000 against our revolving credit facility, and in May entered into a new financing agreement to replace the bank credit facility upon its expiration. During 2015, we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure these sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2016 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. The consolidated financial statements included in this filing do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 3, 2015, we had no off balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2015. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Management, including the Chief Executive Officer and the Chief Financial Officer, assesses the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended March 31, 2016	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jan. 1, 2016 - Jan. 31, 2016	26,450	$0.30	-	-
Feb.1, 2016 – Feb. 29, 2016	-	$-
Mar. 1, 2016 – Mar. 31, 2016	-	$-	-	-
Total	26,450	$0.30

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

10.1	Factoring Agreement, dated May 6, 2016, among RTS Financial Services, Inc. and TSS, Inc., VTC, L.L.C. and Innovative Power Systems, Inc. (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report or Form 8-K filed on May 12, 2016, and incorporated herein by reference).

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: May 16, 2016	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

