Form 10-Q
period 2016-06-30
TSS, Inc.
filed 2016-08-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 15, 2016              15,665,824

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended June 30, 2016

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	June 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash and cash equivalents	$540	$1,132
Contract and other receivables, net	2,486	6,997
Costs and estimated earnings in excess of billings on uncompleted contracts	694	1,084
Inventories, net	63	66
Prepaid expenses and other current assets	425	235
Total current assets	4,208	9,514
Property and equipment, net	663	702
Goodwill	1,907	1,907
Intangible assets, net	773	841
Other assets	30	30
Total assets	$7,581	$12,994

Current Liabilities:
Long-term borrowings, current portion, net	$293	$287
Borrowings under line of credit	-	2,150
Borrowings under receivable financing agreement	337	-
Accounts payable and accrued expenses	6,177	7,608
Billings in excess of costs and estimated earnings on uncompleted contracts	1,611	2,476
Total current liabilities	8,418	12,521
Long-term borrowings, less current portion	924	1,036
Other liabilities	41	37
Total liabilities	9,383	13,594

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2016 and December 31, 2015; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2016 and December 31, 2015; 16,390 and 16,366 issued at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	68,463	68,329
Treasury stock 724 shares at cost at June 30, 2016 and December 31, 2015	(1,531)	(1,531)
Accumulated deficit	(68,736)	(67,400)
Total stockholders' equity (deficit)	(1,802)	(600)
Total liabilities and stockholders’ equity (deficit)	$7,581	$12,994

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Revenue	$7,029	$5,847	$14,704	$13,119
Cost of revenue	4,861	4,405	11,231	9,273
Gross profit	2,168	1,442	3,473	3,846
Selling, general and administrative expenses	2,077	2,425	4,329	5,029
Depreciation and amortization	151	148	298	278
Total operating costs	2,228	2,573	4,627	5,307
Loss from operations	(60)	(1,131)	(1,154)	(1,461)
Other income (expense):
Interest expense, net	(111)	(87)	(191)	(159)
Other income(expense), net	2	-	9	-
Loss from operations before income taxes	(169)	(1,218)	(1,336)	(1,620)
Income tax provision	-	-	-	-
Net loss	$(169)	$(1,218)	$(1,336)	$(1,620)

Basic and diluted loss per share:
Loss per common share	$(0.01)	$(0.08)	$(0.09)	$(0.10)
Weighted average common shares outstanding	15,666	15,665	15,662	15,474

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2016

(in thousands, except share amounts, unaudited)

							Total
			Additional				Shareholders'
	Common Stock		Paid-in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance January 1, 2016	16,366	$2	$68,329	724	$(1,531)	$(67,400)	$(600)
Restricted stock issuance	84	-	-	-	-	-	-
Stock-based compensation	-	-	134	-	-	-	134
Cancellation of restricted stock	(60)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,336)	(1,336)
Balance at June 30, 2016	16,390	$2	$68,463	724	$(1,531)	$(68,736)	$(1,802)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,336)	$(1,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	298	278
Amortization of discount on notes payable	41	40
Stock-based compensation	134	251
Provision (recoveries) for doubtful accounts	(5)	(11)
Changes in operating assets and liabilities:
Contract and other receivables	4,516	756
Costs and estimated earnings in excess of billings on uncompleted contracts	390	7
Inventories, net	3	74
Prepaid expenses and other current assets	(190)	(441)
Accounts payable and accrued expenses	(1,443)	(355)
Billings in excess of costs and estimated earnings on uncompleted contracts	(865)	(42)
Other liabilities	4	(11)
Net cash provided by (used in) operating activities	1,547	(1,074)
Cash Flows from Investing Activities:
Capital expenditures	(176)	(199)
Net cash used in investing activities	(176)	(199)
Cash Flows from Financing Activities:
Payment on long-term borrowings	(150)	(150)
Proceeds from (payments on) line of credit	(2,150)	16
Proceeds from receivables financing agreement	337	-
Proceeds from issuance of debt	-	945
Net cash provided by (used in) financing activities	(1,963)	811
Net decrease in cash and cash equivalents	(592)	(462)
Cash and cash equivalents at beginning of period	1,132	1,378
Cash and cash equivalents at end of period	$540	$916
Supplemental disclosure of cash flow information:
Cash paid for interest	$145	$79
Cash paid for taxes	$31	$67
Supplemental non-cash financing information:
Issuance of warrants in connection with debt	$-	$168

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

June 30, 2016

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

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining current ratio, and stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern and meet our obligations as they come due. In December 2015, we restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer repayment of a large portion of this obligation to 2017, further reducing short term liquidity requirements on our business. During 2014 and 2015, we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we are required to do so.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

US-based IT OEM	49%	40%	35%	47%
US-based data center company	6%	20%	24%	9%

No other customers represented more than 10% of our revenues for any periods presented. A US-based IT OEM customer represented 18% and 6% of our accounts receivable at June 30, 2016 and December 31, 2015, respectively. A US-based retail customer represented 6% and 13% of our accounts receivable at June 30, 2016 and December 31, 2015, respectively. A US-based IT services company represented 15% of our accounts receivable at June 30, 2016. No other customer represented more than 10% of our accounts receivable at June 30, 2016 or at December 31, 2015.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying The Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2-15-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU was effective for us for our fiscal year beginning January 1, 2016. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements but did require us to reclassify certain balances in our December 31, 2015 consolidated financial statements.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consist of the following (in ‘000’s):

	June 30, 2016	December 31, 2015
Contract and other receivables	$2,493	$7,016
Allowance for doubtful accounts	(7)	(19)
	$2,486	$6,997

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	June 30, 2016	December 31, 2015
Raw materials	$65	$68
less: Reserve	(2)	(2)
Inventories, net	$63	$66

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in ‘000’s):

	June 30, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Trade name	$60	-	$60	-
Intangible assets subject to amortization:
Customer relationships	$906	$(282)	$906	$(237)
Acquired software	$234	$(145)	$234	$(122)

We recognized amortization expense related to intangibles of approximately $34,000 in each of the three-month periods ended June 30, 2016 and 2015, respectively. We recognized amortization expense related to intangibles of approximately $69,000 and $70,000 for the six-month periods ended June 30, 2016 and 2015, respectively.

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

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2015 as part of our annual testing for impairment. We used a combination of valuation methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there were events and circumstances in existence at December 31, 2015 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was substantially greater than the carrying value, including goodwill, for each of our reporting units. Thus we concluded that there was no impairment at December 31, 2015 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three or six-month periods ended June 30, 2016 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	June 30, 2016	December 31, 2015
Accounts payable	$4,011	$5,202
Accounts payable retainage	316	264
Accrued expenses	1,217	1,560
Compensation, benefits & related taxes	575	473
Other accrued expenses	58	109
Total accounts payable and accrued expenses	$6,177	$7,608

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000)

	June 30, 2016	December 31, 2015
Convertible notes payable	$400	$550
Less unamortized discount	(7)	(11)

Notes Payable due Feb. 2020	945	945
Less unamortized discount and debt issuance costs	(121)	(161)
	1,217	1,323
Current portion of long-term borrowing	(293)	(287)
Non-current portion of long-term borrowing	$924	$1,036

We currently have outstanding convertible notes payable to Gerard J. Gallagher, a director and Chief Technical Officer of the Company. As of June 30, 2016 there was an aggregate principal balance outstanding under the note of $400,000.

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

The obligations under the loan are secured by substantially all of our assets pursuant to the terms of a security agreement. In connection with the receivables financing agreement described below, MHW executed a subordination agreement to evidence their agreement that their security interest is subordinated to the security interest of RTS Financial Services, Inc. in all of the Company’s present and future accounts receivable and all proceeds thereof.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the warrant was approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrant, resulting in a recognition of a discount on the loan of approximately $168,000 and a corresponding increase to additional paid in capital. This discount will be amortized using the effective interest rate method over the term of the loan. $8,000 was amortized in each of the three-month periods ended June 30, 2016 and 2015, respectively, and $17,000 was amortized during each of the six-month periods ended June 30, 2016 and 2015, respectively.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 4 - Receivables Financing Liability

In May 2016 we entered into a receivables factoring agreement with RTS Financial Service, Inc. (“RTS”). Under the terms of this agreement, we may offer for sale, and RTS in its sole discretion may purchase our eligible receivables (the “Purchased Accounts”). Upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations by us.

RTS’s fee for each Purchased Account is computed on a daily basis until the amount of the Purchased Account is paid to RTS, and such fee equals the amount of the Purchased Account multiplied by the sum of the prime rate then in effect plus 7%, divided by 360. RTS will pay us 80% of the amount of the Purchased Accounts upon purchase and the balance (less fees) is paid to us upon collection of the Purchased Account by RTS.

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

The agreement has an initial term of 12 months and automatically renews for successive 12-month renewal periods unless terminated pursuant to the terms of the agreement. We may terminate the agreement at the end of the initial term upon 60 days’ notice and payment of an early termination fee to RTS in the amount of $10,000. We may also terminate the agreement at any time during the first 24 months upon 30 days’ notice and payment of an early termination fee based on the average monthly amount purchased during the term of the agreement. RTS may terminate the agreement upon 90 days’ notice to us or immediately upon the occurrence of certain events.

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

Note 5 – Net Loss Per-Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator:
Net loss	$(169)	$(1,218)	$(1,336)	$(1,620)
Denominator:
Weighted-average shares of common stock outstanding	15,665	15,665	15,662	15,474
Dilutive effect of employee stock options and restricted stock awards	-	-	-	-
Weighted-average shares for diluted net loss per share	15,665	15,665	15,662	15,474

Basic & diluted net loss per share	$(0.01)	$(0.08)	$(0.09)	$(0.10)

For the three-month periods ended June 30, 2016 and 2015, potentially dilutive shares of 3,496,000 and 4,421,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss reported in each period. For the six-month periods ended June 30, 2016 and 2015, potentially dilutive shares of 3,496,000 and 4,421,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss reported in each period

Note 6 – Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer. This lease expires on January 31, 2017 and contains two options to extend the lease for an additional six months. Rents paid under this agreement were $69,000 for each of the three -month periods ended June 30, 2016 and 2015 respectively and $138,000 for each of the six-month periods ended June 30, 2016 and 2015, respectively.

We have $400,000 principal outstanding at June 30, 2016 in convertible notes payable to Mr. Gallagher, net of remaining discount of $7,000. The notes bear interest at 5% per annum and are subordinated to our borrowings to MHW and to RTS under our receivables financing agreement. Per the terms of the notes, we paid interest of $5,000 and $7,000 during the three month periods ended June 30, 2016 and 2015, respectively. We repaid principal against the Notes of $75,000 in each of the three -month periods ended June 30, 2016 and 2015, respectively. For the six-month periods ended June 30, 2016 and 2015, we paid interest of $12,000 and $14,000 respectively. We repaid principal against the notes of $150,000 in each of the six-month periods ended June 30, 2016 and 2015.

We have $945,000 principal outstanding at June 30, 2016 in promissory notes payable to MHW, net of remaining discount of $120,000. Per the terms of the notes, we paid interest of $ 28,000 during each of the three-month periods ended June 30, 2016 and 2015, respectively. We paid interest of $57,000 and $46,000 during the six-month periods ended June 30, 2016 and 2015, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

 Note 7 - Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our Chief Executive Officer, the chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities and systems integration. Our facilities unit is involved in the design, project management and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers. All of our revenues are derived from the U.S. market. Segment operating results reflect earnings before stock-based compensation, acquisition related expenses, other expenses, net, and provision for income taxes.

Revenue and operating results by reportable segment reconciled to reportable net loss for the three and six-month periods ended June 30, 2016 and 2015 and other segment-related information is as follows (in thousands):

	Three Month Periods		Six Month Periods
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Revenues:
Facilities construction and maintenance	$5,269	$4,849	$12,002	$9,655
System integration services	1,760	998	2,702	3,464
Total revenues	$7,029	$5,847	$14,704	$13,119

Income (loss) from operations:
Facilities construction and maintenance	$1,148	$812	$1,806	$1,806
System integration services	165	(202)	(63)	343
Other consolidated activities	(1,373)	(1,741)	(2,897)	(3,610)
Consolidated loss from operations	$(60)	$(1,131)	$(1,154)	$(1,461)

Depreciation expense
System integration services expense	$91	$73	$178	$138
Other consolidated activities	18	22	37	43
Consolidated depreciation expense	$109	$95	$215	$181

Interest expense
Facilities construction and maintenance	$—	$—	$—	$—
System integration services	—	—	—	—
Other consolidated activities	111	87	191	159
Consolidated interest expense	$111	$87	$191	$159

	June 30,	Dec. 31,
	2016	2015
Total Assets
Facilities	$4,816	$9,443
System integration services	1,780	2,222
Other consolidated activities	985	1,329
Total assets	$7,581	$12,994

Other consolidated activities relates to operating costs not specifically attributable to each business segment including sales, marketing, executive and administrative support functions including activities such as finance, human resources and IT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2015 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

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

Revenues for the three-month period ended June 30, 2016 increased by $1.2 million, or 20% compared to the same period in 2015. This increase reflects a $0.4 million or 9% increase in our facilities services revenues as our project management activities increased due to a large customer project that began in the fourth quarter of 2015 and through the first half of 2016. This increase in revenues also reflects a $0.8 million or 31% increase in our systems integration business compared to the second quarter of 2015 driven by higher demand for modular data center products from our largest channel partner compared to the prior year. Our revenue of $7.0 million in the three-month period ended June 30, 2016 was 8% or $0.7 million lower than the $7.7 million in revenue we had in the first quarter of 2016, primarily due to lower levels of construction management and equipment procurement services.

Revenues for the six-month period ended June 30, 2016 increased by 12% or $1.5 million compared to the same period in 2015. This was driven by a $2.3 million, or 24%, increase in our facilities services revenues as we procured equipment and managed a large data center build project in 2016. This increase was offset by a $0.8 million or 22% decrease in systems integration revenues, reflecting lower levels of customer demand in modular data center products.

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

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 69% for the three-month period ended June 30, 2016 compared to 75% for the same period in 2015 and 83% in the first quarter of 2016. This decrease is because of a lower level of equipment procurement costs in 2016 and better utilization of our systems integration facility in 2016 compared to the same period in 2015 as revenues from this business unit increased. We have higher costs and lower margins from project management activities including equipment procurement, and this revenue decreased in absolute value and as a percentage of our total revenues during the second quarter of 2016 compared to the second quarter of the prior year, resulting in a lower cost of revenue.

For the six-month period ended June 30, 2016 the cost of revenue as a percentage of revenue was 76%, compared to 71% in the same period of 2015. This increase reflects the higher project management services revenue in 2016 that involved a higher use of subcontractors and higher levels of equipment procurement, increasing the cost of revenues.

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

Gross Profit

For the three-month period ended June 30, 2016 our gross profit was 31% of revenue, compared to a gross profit margin of 25% in the second quarter of 2015 and a gross profit margin of 17% in the first quarter of 2016. This increase resulted in our gross profit of $2.2 million for the quarter, compared to a gross profit of $1.4 million on lower revenue in the second quarter of 2015. This comparison highlights the differences in profit margins for our different service offerings. Our revenue mix in this current quarter was significantly more favorable from a profit perspective as our revenue growth was from our higher margin activities including systems integration and modular data center deployment activities. For the six-month period ended June 30, 2016 our gross profit was 24% of revenue compared to 29% in the same period of 2015. This decrease resulted in our gross profit of $3.5 million being $0.4 million or 10% lower than the 2015 gross profit of $3.8 million, despite the higher revenue. The year to date results reflects the higher equipment purchases and project management activities compared to the first half of 2015 that generate lower gross profits for our business.

Our goal is to offer a broad range of data-center related service offerings but to focus our business on the higher-margin activities such as systems integration and facility maintenance services. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended June 30, 2016 our selling, general and administrative expenses decreased by $348,000 or 14% compared to the same period of 2015. This decrease was due to lower headcount related costs and lower professional fees, including accounting and legal fees. For the six-month period ended June 30, 2016 our selling, general and administrative expenses decreased by $700,000 or 14% compared to the same period of 2015. This decrease was also due to lower headcount and lower professional fees in 2016.

Operating income (loss)

For the three-month period ended June 30, 2016 our operating loss was $60,000. This was a 95% reduction from the $1.1 million operating loss that we had in the second quarter of 2015. This improvement was driven by improved gross profits from an improved revenue-mix, and lower operating expenses. For the six-month period ended June 30, 2016 our operating loss of $1.15 million was a 21% decrease from the $1.5 million loss that we had in the first half of 2015. This decrease was driven by lower operating expenses, primarily headcount and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2016 are our cash and cash equivalents on hand, funds available under our receivable factoring agreement and projected cash flows from operating activities. In December 2015, we restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer repayment of a large portion of this obligation to 2017, further reducing short term liquidity requirements on our business.

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

In May 2016, we entered into a full-recourse receivables factoring agreement with RTS Financial Service, Inc. (RTS) whereby RTS may purchase eligible accounts receivable from us. RTS will advance 80% of the face value of our receivables and the balance (less fees) is paid to us after our customer remits funds to RTS. Advances are subject to a financing cost of prime plus 7% per annum. Advances under this agreement are at the discretion of RTS and there is no maximum or committed facility amount such as existed under our bank-based revolving credit facility We have not yet determined what impact, if any, that this different type of financing facility will have on our liquidity and working capital management, or if it will be adequate for our needs. Upon entering this facility with RTS we repaid all outstanding amounts due under our revolving credit facility with Bridge Bank.

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

As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $0.5 million and $1.1 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities for the six-month period ended June 30, 2016 was $1.5 million compared to cash used in operating activities for the six-month period ended June 30, 2015 of $1.1 million. This increase was primarily driven by reductions in our accounts receivables and overall working capital requirements, and by reduction of our net losses of approximately $300,000 compared to the first half of 2015.

Changes in our working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our project management services, can be large in value, exceeding $10 million in certain cases. As we or our subcontractors perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We had one large construction management project commence in the fourth quarter of 2015 and continue into the first half of 2016, but did not have such a project in progress at the end of the first quarter of 2015. The timing and completion of this project contributed to a $4.5 million decrease in our accounts receivable since December 31, 2015 offset by a $1.4 million decrease in our accounts payable since December 31, 2015 for this one project.

Investing activities:

Cash used in investing activities in 2016 consists of purchases of property and equipment. Our capital expenditures were approximately $176,000 as we invested in additional equipment and testing infrastructure in our systems integration facility, and invested in sales management and time management software.

Financing activities:

Cash used in financing activities was $2 million for the six-month period ended June 30, 2016 compared to cash provided by financing activities of $811,000 for the same period in 2015. The primary use of cash in 2016 was the repayment of $2.15 million to Bridge Bank upon expiration of our revolving credit facility. We replaced this revolving credit facility with a receivables factoring agreement in the second quarter of 2016 and received proceeds of $1,754,000 under this agreement. $1.4 million of cash was subsequently collected and applied against this borrowing. In 2015 we borrowed $945,000 from new long-term debt and repaid $150,000 against our notes payable to Mr. Gallagher. In 2016 we also repaid $150,000 against our notes payables to Mr. Gallagher.

Future uses of cash

Our history of operating losses, declining current ratio, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. In December 2015, we restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2017, further reducing short term liquidity requirements on our business. In the first half of 2016 we repaid $2.15 million against our bank-based revolving credit facility. In May 2016 we entered into a new financing agreement to factor our receivables to replace the bank credit facility upon its expiration. During 2015, we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so.

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

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our receivables factoring agreement. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt or the sale of part or all of our operations. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 3, 2015, we had no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Management, including the Chief Executive Officer and the Chief Financial Officer, assesses the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

If we are unable to raise additional capital as needed, we may not be able to satisfy our obligations as they become due.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our receivables factoring agreement. In May 2016 we entered into a receivables factoring agreement with RTS. Under the terms of this agreement, we may offer for sale, and RTS in its sole discretion may purchase eligible receivables of the Company (the “Purchased Accounts”). Upon purchase, RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company. The willingness of RTS to make advances to us by purchasing eligible accounts receivable is subject to customary conditions for financings of this nature. If we are unable to satisfy those conditions, RTS could refrain from providing financing to us, and we might not have sufficient cash on hand to fund our ongoing operations.

As a result, we would need to raise additional capital or obtain additional credit to fund our operations in the future. The failure to raise capital, or obtain credit when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations, and we may not be able to continue our business as currently contemplated or may be required to seek protection under United States federal bankruptcy law.

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

TSS, INC.

Date: August 15, 2016	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

