Form 10-Q
period 2016-09-30
TSS, Inc.
filed 2016-11-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 11, 2016              15,645,824

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended September 30, 2016

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

 ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	September 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash and cash equivalents	$978	$1,132
Contract and other receivables, net	2,996	6,997
Costs and estimated earnings in excess of billings on uncompleted contracts	265	1,084
Inventories, net	66	66
Escrow receivable	190	-
Prepaid expenses and other current assets	291	235
Total current assets	4,786	9,514
Property and equipment, net	603	702
Goodwill	1,907	1,907
Intangible assets, net	739	841
Other assets	29	30
Total assets	$8,064	$12,994

Current Liabilities:
Long-term borrowings, current portion	$320	$287
Borrowings under line of credit	-	2,150
Borrowings under receivable financing agreement	605	-
Accounts payable and accrued expenses	5,887	7,608
Billings in excess of costs and estimated earnings on uncompleted contracts	1,983	2,476
Total current liabilities	8,795	12,521
Long-term borrowings, less current portion	833	1,036
Other liabilities	40	37
Total liabilities	9,668	13,594

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2016 and December 31, 2015; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2016 and December 31, 2015; 16,370 and 16,366 issued at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	68,496	68,329
Treasury stock, 724 shares at cost at September 30, 2016 and December 31, 2015	(1,531)	(1,531)
Accumulated deficit	(68,571)	(67,400)
Total stockholders' equity (deficit)	(1,604)	(600)
Total liabilities and stockholders’ equity (deficit)	$8,064	$12,994

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$5,416	$6,292	$20,120	$19,411
Cost of revenue	3,955	4,292	15,186	13,565
Gross profit	1,461	2,000	4,934	5,846
Selling, general and administrative expenses	1,970	2,383	6,299	7,412
Depreciation and amortization	161	144	459	422
Gain on sale of business component	(910)	-	(910)	-
Total operating costs	1,221	2,527	5,848	7,834
Income (loss) from operations	240	(527)	(914)	(1,988)
Other income (expense):
Interest expense, net	(72)	(74)	(263)	(233)
Other income(expense), net	(3)	-	6	-
Income (loss) from operations before income taxes	165	(601)	(1,171)	(2,221)
Income tax provision	-	-	-	-
Net income (loss)	$165	$(601)	$(1,171)	$(2,221)

Basic and diluted loss per share:
Income (loss) per common share	$0.01	$(0.04)	$(0.07)	$(0.14)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2016

(in thousands, unaudited)

			Additional				Total Stockholders'
	Common Stock		Paid-in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance January 1, 2016	16,366	$2	$68,329	724	$(1,531)	$(67,400)	$(600)
Restricted stock issuance	84	-	-	-	-	-	-
Stock-based compensation	-	-	167	-	-	-	167
Cancellation of restricted stock	(80)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,171)	(1,171)
Balance at September 30, 2016	16,370	$2	$68,496	724	$(1,531)	$(68,571)	$(1,604)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,171)	$(2,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	459	422
Amortization of discount on notes payable	49	42
Stock-based compensation	167	381
Provision (recoveries) for doubtful accounts	(5)	(11)
Gain on sale of business component	(910)	-
Changes in operating assets and liabilities:
Contract and other receivables	3,828	723
Costs and estimated earnings in excess of billings on uncompleted contracts	577	142
Inventories, net	-	80
Prepaid expenses and other current assets	(65)	(282)
Accounts payable and accrued expenses	(1,583)	(777)
Billings in excess of costs and estimated earnings on uncompleted contracts	(37)	420
Other liabilities	3	(13)
Net cash provided by (used in) operating activities	1,312	(1,094)
Cash Flows from Investing Activities:
Capital expenditures	(242)	(282)
Proceeds from sale of business component	546	-
Net cash provided by (used in) investing activities	304	(282)
Cash Flows from Financing Activities:
Payment on long term borrowings	(225)	(175)
Proceeds from (payments on) line of credit	(2,150)	221
Proceeds from receivables financing agreement	605	-
Proceeds from issuance of debt	-	945
Net cash provided by (used in) financing activities	(1,770)	991
Net decrease in cash and cash equivalents	(154)	(385)
Cash and cash equivalents at beginning of period	1,132	1,378
Cash and cash equivalents at end of period	$978	$993
Supplemental disclosure of cash flow information:
Cash paid for interest	$210	$176
Cash paid for taxes	$44	$76
Supplemental non-cash investing and financing information:
Issuance of warrants in connection with debt	$-	$168
Escrow receivable	$190	$-

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

September 30, 2016

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

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining current ratio, and stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern and meet our obligations as they come due. In September 2016 we sold a portion of our facilities maintenance business component for a purchase price of $950,000. This transaction, along with other cost reductions we made, provided additional capital for our business, lowered our total operating costs, and allowed us to focus our business activities on system integration and modular data center build and maintenance activities. We believe that there are further adjustments that could be made to our business, if we are required to do so.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

US-based IT OEM	37%	37%	35%	44%
US based data center company	-	5%	18%	8%
US-based retail company	6%	20%	24%	12%
US-based technology company	20%	11%	12%	4%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 22% and 6% of our accounts receivable at September 30, 2016 and December 31, 2015, respectively. A US-based retail customer represented 18% and 13% of our accounts receivable at September 30, 2016 and December 31, 2015, respectively. A US-based IT services company represented 34% of our accounts receivable at September 30, 2016. A US-based staffing and services company represented 11% of our accounts receivable at September 30, 2016. A US-based data center company represented 47% of our accounts receivable at December 31, 2015. No other customer represented more than 10% of our accounts receivable at September 30, 2016 or at December 31, 2015.

Recent Accounting Guidance

Recently adopted Accounting Guidance

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale shall be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 was effective for us for our fiscal year beginning January 1, 2015. ASU 2014-08 was considered in regards to the sale of a portion of our facility maintenance component in September 2016 (see Note 5 – Sale of Business Component).

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consist of the following (in ‘000’s):

	September 30, 2016	December 31, 2015
Contract and other receivables	$2,999	$7,016
Allowance for doubtful accounts	(3)	(19)
	$2,996	$6,997

Inventories

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	September 30, 2016	December 31, 2015
Raw materials	$68	$68
less: Reserve	(2)	(2)
Inventories, net	$66	$66

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in ‘000’s):

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Trade name	$60	-	$60	-
Intangible assets subject to amortization:
Customer relationships	$906	$(304)	$906	$(237)
Acquired software	$234	$(157)	$234	$(122)

We recognized amortization expense related to intangibles of approximately $34,000 for each of the three-month periods ended September 30, 2016 and 2015, respectively. We recognized amortization expense related to intangibles of approximately $103,000 for each of the nine-month periods ended September 30, 2016 and 2015, respectively.

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

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2015 as part of our annual testing for impairment. We used a combination of valuation methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there were events and circumstances in existence at December 31, 2015 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was substantially greater than the carrying value, including goodwill, for each of our reporting units. Thus we concluded that there was no impairment at December 31, 2015 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three or nine-month periods ended September 30, 2016 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets. There was no goodwill or other long-lived intangible assets relating to the businesses that we sold in September 2016.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	September 30, 2016	December 31, 2015
Accounts payable	$4,240	$5,202
Accounts payable retainage	222	264
Accrued expenses	981	1,560
Compensation, benefits & related taxes	331	473
Other accrued expenses	113	109
Total accounts payable and accrued expenses	$5,887	$7,608

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000):

	September 30, 2016	December 31, 2015
Convertible notes payable	$325	$550
Less unamortized discount	(5)	(11)

Notes payable due Feb. 2020	945	945
Less unamortized discount and debt issuance costs	(112)	(161)
	1,153	1,323
Current portion of long-term borrowing	(320)	(287)
Non-current portion of long-term borrowing	$833	$1,036

We currently have outstanding convertible notes payable to Gerard J. Gallagher, a director and Chief Technical Officer of the Company. As of September 30, 2016, there was an aggregate principal balance outstanding under the note of $325,000.

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the warrant was approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrant, resulting in a recognition of a discount on the loan of approximately $168,000 and a corresponding increase to additional paid in capital. This discount will be amortized using the effective interest rate method over the term of the loan. $8,000 was amortized in each of the three-month periods ended September 30, 2016 and 2015, respectively, and $25,000 and $22,000 was amortized during the nine-month periods ended September 30, 2016 and 2015, respectively.

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

In connection with entering into the factoring agreement with RTS, we terminated our Business Financing Agreement with Bridge Bank. We received an initial funding amount of $668,000 under the factoring agreement which was used to repay our outstanding obligations to Bridge Bank. Since then we have borrowed $3,861,000 under the factoring agreement of which $3,256,000 has been repaid, resulting in an outstanding amount of $605,000 as of September 30, 2016. No early termination or prepayment penalties were incurred by us in connection with the termination of the Bridge Bank facility.

Note 5 – Sale of Business Component

On September 28, 2016, we sold certain identified assets and liabilities connected with our Maryland-based facilities maintenance business component for $950,000 pursuant to an Asset Purchase Agreement (“APA”) dated September 28, 2016 with Tech Site Services, LLC, a privately held Maryland company. The sale price is subject to certain post-closing adjustments relating to working capital and certain customer contracts of the business.

The managing member of Tech Site Services, LLC is Thomas P. Rosato. The Company leases our Maryland office from an entity that is fifty percent owned by Mr. Rosato. Rents paid under this lease were $198,000 and $207,000 in the nine-month periods ended September 30, 2016 and 2015, respectively.

The transaction closed on September 30, 2016. The APA contains representations, warranties, covenants and indemnification provisions customer for a transaction of this type. Many of the representations made by us are subject to, and qualified by materiality or similar concepts. Both parties have agreed to indemnify the other party for certain losses arising from the breach of the APA and for certain other liabilities, subject to specified limitations. In connection with the transaction both parties will provide transition services with respect to the business activities that were sold.

The customer contracts and intellectual property sold had a net book value of $0. As a result of the sale, Tech Site Services LLC assumed liabilities of $214,000, resulting in $736,000 of cash proceeds. $190,000 of the cash proceeds were placed in an escrow account for 90 days and will be released upon the completion of assignment of material customer contracts sold, and $546,000 was paid to us upon closing. Additionally we incurred $40,000 in legal, escrow and other expenses that would not have been incurred otherwise. As a result we recorded a net gain of $910,000 in our consolidated statement of operations for the three-months ended September 30, 2016.

As noted above, on July 1, 2016 we adopted ASU 2014-08 regarding discontinued operations. As a result we evaluated the sale of a portion of our facilities maintenance business component in light of this new standard. We concluded that the sale of a portion of our facilities maintenance business component in September 2016 was not a “material shift” (as defined in ASU 2014-08) for us and therefore, is not considered a discontinued operation. In accordance with ASU 2014-08, the following information is being provided:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Pre-tax profit related to facilities maintenance business	$142	$186	$337	$347

Pro forma impact of disposition of facilities maintenance business

The following unaudited pro forma consolidated results of operations are provided for the three and nine-month periods ended September 30, 2016 and 2015 as though the disposition had occurred on January 1, 2015.

The unaudited pro forma consolidated statement of operations for the three and nine-month periods ended September 30, 2016 and 2015 reflect the following adjustments:

(1)	Eliminates the revenues and cost of revenue as if the transaction occurred on January 1, 2015
(2)	Eliminates operating expenses including salary and related costs for employees who transferred as if this transaction occurred on January 1, 2015.

The unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to represent what the actual results of operations would have been had the transaction occurred on the respective date assumed, nor is it necessarily indicative of the Company’s future operating results. However, the pro forma adjustments reflected in the accompanying unaudited consolidated pro forma financial information reflect estimates and assumptions that the Company’s management believes to be reasonable.

Pro forma adjustments related to the unaudited pro forma consolidated statement of operations for the three and nine-month periods ended September 30, 2016 and 2015 were computed assuming the transaction was consummated on January 1, 2015 and include adjustments which give effect to events that are (i) directly attributable to the transaction, (ii) not expected to have a continuing effect on the Company, and (iii) factually supportable.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2016	2015	2016	2015
	(Pro forma)	(Pro forma)	(Pro forma)	(Pro forma)

Revenue	$4,856	$5,655	$18,124	$17,510
Net loss	$(887)	$(787)	$(2,418)	$(2,568)
Net income (loss) per share	$(0.06)	$(0.05)	$(0.14)	$(0.17)

Note 6 – Net Income (Loss) Per-Share

Basic and diluted income (loss) earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted earnings per share, includes the effects of options and warrants to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income (loss) from operations. The table below represents the numerator and shares represent the denominator (in thousands except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Basic Net Income (Loss) per Share:
Numerator:
Net income (loss)	$165	$(601)	$(1,171)	$(2,221)
Denominator:
Weighted-average shares of common stock outstanding	15,652	15,632	15,659	15,527

Basic net income (loss) per share	$0.01	$(0.04)	$(0.07)	$(0.14)

Diluted Net Income (Loss) per Share:
Numerator:
Net income (loss)	$165	$(601)	$(1,171)	$(2,221)
Less: interest expense on convertible debt	4	-	-	-
	$161	$(601)	$(1,171)	$(2,221)
Denominator:
Weighted average shares of common stock outstanding	15,652	15,632	15,659	15,527
Effect of conversion of convertible notes	43	-	-	-
Number of shares used in diluted per share computation	15,695	15,632	15,639	15,527

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.07)	$(0.14)

For the three-month periods ended September 30, 2016 and 2015, potentially dilutive shares of 3,496,000 and 3,717,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. For the nine-month periods ended September 30, 2016 and 2015, potentially dilutive shares of 3,539,000 and 3,717,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss reported in each period

Note 7 – Related Party Transactions

We lease our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer. This lease expires on January 31, 2017 and contains two options to extend the lease for an additional six months. Rents paid under this agreement were $60,000 and $69,000 for the three -month periods ended September 30, 2016 and 2015 respectively, and $198,000 and $ 207,000 for the nine-month periods ended September 30, 2016 and 2015, respectively.

We have $325,000 principal outstanding at September 30, 2016 in convertible notes payable to Mr. Gallagher, net of remaining discount of $5,000. The notes bear interest at 5% per annum and are subordinated to our borrowings to MHW and to RTS under our receivables financing agreement. Per the terms of the notes, we paid interest of approximately $4,000 and $6,000 during the three month periods ended September 30, 2016 and 2015, respectively. We repaid principal against the Notes of $75,000 and $25,000 in the three -month periods ended September 30, 2016 and 2015, respectively. For the nine-month periods ended September 30, 2016 and 2015, we paid interest of approximately $16,000 and $19,000 respectively. We repaid principal against the notes of $225,000 and $175,000 in the nine-month periods ended September 30, 2016 and 2015, respectively.

We have $945,000 principal outstanding at September 30, 2016 in promissory notes payable to MHW, net of remaining discount of $112,000. Per the terms of the notes, we paid interest of approximately $ 29,000 during each of the three-month periods ended September 30, 2016 and 2015, respectively. We paid interest of $85,000 and $74,000 during the nine-month periods ended September 30, 2016 and 2015, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 8 - Segment Reporting

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

Revenue and operating results by reportable segment reconciled to reportable net loss for the three and nine-month periods ended September 30, 2016 and 2015 and other segment-related information is as follows (in thousands):

	Three Month Periods		Nine Month Periods
	ended September 30,		ended September.30,
	2016	2015	2016	2015
Revenues:
Facilities	$4,597	$5,285	$16,599	$14,940
System integration services	819	1,007	3,521	4,471
Total revenues	$5,416	$6,292	$20,120	$19,411

Income (loss) from operations:
Facilities	$1,880	$1.231	$3,686	$3,102
System integration services	(319)	(181)	(382)	97
Other consolidated activities	(1,321)	(1,577)	(4,218)	(5,187)
Consolidated loss from operations	$240	$(527)	$(914)	$(1988)

Depreciation expense:
System integration services	$109	$79	$287	$217
Other consolidated activities	16	20	53	63
Consolidated depreciation expense	$125	$99	$340	$280

Interest expense
Facilities	$—	$—	$—	$—
System integration services	—	—	—	—
Other consolidated activities	72	74	263	223
Consolidated interest expense	$72	$74	$263	$223

	September 30, 2016	December 31, 2015
Total Assets
Facilities	$4,821	$9,443
System integration services	1,733	2,222
Other consolidated activities	1,510	1,329
Total assets	$8,064	$12,994

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

Overview

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides comprehensive services for the planning, design, construction and maintenance of mission-critical facilities and information infrastructure as well as systems integration services related to this infrastructure. We provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, construction project management, systems integration, system installations and facilities management. In September 2016, we sold off the Maryland-based portion of our facilities maintenance business.

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

Revenues for the three-month period ended September 30, 2016 increased by $1.2 million, or 20% compared to the same period in 2015. This increase reflects a $0.4 million or 9% increase in our facilities services revenues as our project management activities increased due to a large customer project that began in the fourth quarter of 2015 and through the first half of 2016. This increase in revenues also reflects a $0.8 million or 31% increase in our systems integration business compared to the second quarter of 2015 driven by higher demand for modular data center products from our largest channel partner compared to the prior year. Our revenue of $7.0 million in the three-month period ended September 30, 2016 was 8% or $0.7 million lower than the $7.7 million in revenue we had in the second quarter of 2016 primarily due to lower levels of construction management and equipment procurement services.

Revenues for the nine-month period ended September 30, 2016 increased by 12% or $1.6 million compared to the same period in 2015. This was driven by a $2.3 million, or 24%, increase in our facilities services revenues as we procured equipment and managed a large data center build project in 2016. This increase was offset by a $0.8 million or 22% decrease in systems integration revenues, reflecting lower levels of customer demand in modular data center products.

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

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 73% for the three-month period ended September 30, 2016 compared to 68% for the same period in 2015 and 69% in the second quarter of 2016. This increase is because of a higher level of equipment procurement costs in 2016 and lower utilization of our systems integration facility in 2016 compared to the same period in 2015 as revenues from this business unit decreased. We have higher costs and lower margins from project management activities including equipment procurement, and as this revenue increased in absolute value and as a percentage of our total revenues during the third quarter of 2016 compared to the prior year, resulting in a lower cost of revenue.

For the nine-month period ended September 30, 2016 the cost of revenue as a percentage of revenue was 75%, compared to 70% in the same period of 2015. This increase reflects the higher project management services revenue in 2016 that involved a higher use of subcontractors and higher levels of equipment procurement, increasing the cost of revenues.

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

Gross Profit

For the three-month period ended September 30, 2016 our gross profit was 27% of revenue, compared to a gross profit margin of 32% in the third quarter of 2015 and a gross profit margin of 31% in the second quarter of 2016. This decrease resulted in our gross profit of $1.5 million for the quarter, compared to a gross profit of $2 million in the third quarter of 2015. This comparison highlights the differences in profit margins for our different service offerings. Our revenue mix in this current quarter was significantly more unfavorable from a profit perspective as our revenue decrease was from our higher margin activities including systems integration and modular data center deployment activities. For the nine-month period ended September 30, 2016 our gross profit was 25% of revenue compared to 30% in the same period of 2015. This decrease resulted in our gross profit of $4.9 million being $0.9 million or 16% lower than the 2015 gross profit of $5.8 million, despite the higher revenue. The year to date results reflects the higher equipment purchases and project management activities compared to the same period in 2015 that generate lower gross profits for our business.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended September 30, 2016 our selling, general and administrative expenses decreased by $413,000 or 17% compared to the same period of 2015. This decrease was due to lower headcount related costs and lower temporary labor, recruiting and other administrative expenses. For the nine-month period ended September 30, 2016 our selling, general and administrative expenses decreased by $1.1 million or 15% compared to the same period of 2015. This decrease was also due to lower headcount and lower professional fees in 2016.

Gain on sale of business component

In September 2016 we sold off certain identified assets and liabilities connected with our Maryland-based facilities maintenance business for $950,000. The transaction closed in September 2016. The buyer assumed net liabilities of $214,000 resulting in cash proceeds of $736,000. $190,000 of the cash proceeds were placed in an escrow account for 90 days and will be released upon the completion of assignment of material customer contracts sold, and $546,00 was paid to us upon closing. Additionally we incurred $40,000 in legal, escrow and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of $910,000 from the sale of these assets.

Operating income (loss)

For the three-month period ended September 30, 2016 our operating income was $240,000. This was an improvement from the $0.5 million operating loss that we had in the third quarter of 2015. This improvement was driven by the gain on sale of assets in the third quarter and lower operating expenses. For the nine-month period ended September 30, 2016 our operating loss of $0.9 million was a 54% decrease from the $2 million loss that we had in the same period of 2015. This decrease was driven by the gain on sale of assets sold and lower operating expenses, primarily headcount and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2016 are our cash and cash equivalents on hand, funds available under our receivables factoring agreement and projected cash flows from operating activities, including funds from our customer financing programs.

On September 28, 2016, we sold certain identified assets and liabilities connected with our Maryland-based facilities maintenance business component for $950,000 to Tech Site Services, LLC, a privately held Maryland company. This asset sale allowed us to improve our overall liquidity situation. If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2016 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow or operate our business.

In May 2016, we entered into a full-recourse receivables factoring agreement with RTS Financial Service, Inc. (RTS) whereby RTS may purchase eligible accounts receivable from us. RTS will advance 80% of the face value of our receivables and the balance (less fees) is paid to us after our customer remits funds to RTS. Advances are subject to a financing cost of prime plus 7% per annum. Advances under this agreement are at the discretion of RTS and there is no maximum or committed facility amount such as existed under our bank-based revolving credit facility Upon entering this facility with RTS we repaid all outstanding amounts due under our revolving credit facility with Bridge Bank.

Our quarterly operating results have shown mixed results over the last year with large quarterly fluctuations in revenue and operating results. Our quarterly revenues have fluctuated between $5.8 million to $10.1 million. Our gross profit margin has ranged from 17% to 33%, and our operating results have varied from an operating loss of $1.1 million to an operating profit of $0.2 million in the third quarter of 2016. As a result of these fluctuations, we continue to look at alternative sources of funding to strengthen our balance sheet and to further improve our liquidity. We are currently evaluating both debt and equity financing alternatives. There can be no guarantee that such financing will be available or that we will complete any such financing.

As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $1.0 million and $1.1 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities for the nine-month period ended September 30, 2016 was $1.3 million compared to cash used in operating activities for the nine-month period ended September 30, 2015 of $1.1 million. This increase was primarily driven by reductions in our accounts receivable and overall working capital requirements as we ended several large construction management projects in 2016, and by reduction of our net losses of approximately $1 million compared to the same period of 2015.

Changes in our working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular our project management services, can be large in value, exceeding $10 million in certain cases. As we or our subcontractors perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We had one large construction management project commence in the fourth quarter of 2015 and continue into the first half of 2016, but did not have such a large project in progress at the end of the third quarter of 2016. The timing and completion of this project contributed to a $3.8 million decrease in our accounts receivable since December 31, 2015 offset by a $1.5 million decrease in our accounts payable since December 31, 2015 for this one project

Investing activities:

Cash provided from investing activities in 2016 was $304,000 primarily due to proceeds received from the sale of a portion of our facilities maintenance business, offset by $242,000 for the purchases of property and as we invested in additional equipment and testing infrastructure in our systems integration facility, and invested in sales management and time management software. This compares to cash used in investing activities in 2015 of $282,00 for the purchase of property and equipment.

Financing activities:

Cash used in financing activities was $1.8 million for the nine-month period ended September 30, 2016 compared to cash provided by financing activities of $1 million for the same period in 2015. The primary use of cash in 2016 was the repayment of $2.15 million to Bridge Bank upon expiration of our revolving credit facility in May 2016. We replaced this revolving credit facility with a receivables factoring agreement in the second quarter and we had borrowed $0.6 million under this agreement through the end of the third quarter of 2016. In 2015 we borrowed $945,000 from new long-term debt and repaid $175,000 against our notes payable to Mr. Gallagher. In 2016 we also repaid $225,000 against our notes payables to Mr. Gallagher.

Future uses of cash

Our history of operating losses, declining current ratio, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. In December 2015, we restructured the repayment terms of our notes payable held by Mr. Gallagher, a director and our Chief Technical Officer, to defer payments of a large portion of this obligation to 2017, further reducing short term liquidity requirements on our business. In the first half of 2016 we repaid $2.15 million against our bank-based revolving credit facility. In May 2016 we entered into a new financing agreement to factor our receivables to replace the bank credit facility upon its expiration. In September 2016, we sold a portion of our facilities maintenance operations component to generate working capital. During 2015, we also adjusted our overhead structure to reduce our level of overhead as business conditions and our revenue mix changed. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure these sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2016 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any further action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. The consolidated financial statements included in this filing do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our receivables factoring agreement. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt or the sale of further parts or all of our operations. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Management, including the Chief Executive Officer and the Chief Financial Officer, assesses the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 6. Exhibits.

2.1	Asset Purchase Agreement, dated September 28, 2016, by and between VTC, L.L.C. d/b/a Total Site Solutions and Tech Site Services, LLC (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016, an incorporated herein by reference.)

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: November 14, 2016	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

