Form 10-K
period 2016-12-31
TSS, Inc.
filed 2017-03-31
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-33627

TSS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

110 E. Old Settlers Road	78664
Round Rock, TX	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant was approximately $1,772,553. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock, but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 30, 2017: 15,617,910

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2016 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

ii

PART I.

Item 1. Business

Company Overview

TSS, Inc. is a provider of comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure as well as integration services for the equipment used in those facilities. We provide a single-source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, system installations and facilities management. Through actions taken in the second half of 2016 and the first quarter of 2017 as described below, we believe we have streamlined our business and reduced operating expenses that will improve liquidity and assist us in achieving consistent profitability.

We were incorporated in Delaware in December 2004. As a holding company, we operate through our wholly owned subsidiaries, VTC, LLC d/b/a Total Site Solutions (“VTC”) and Innovative Power Systems, Inc. Our headquarters are in Round Rock, Texas, and we have offices in Dulles, Virginia, and Los Altos, California.

Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate exponentially driven by video, mobility and big data requirements. These underlying macroeconomic trends are driving demand for more information technology equipment, and more efficient data center design and operation, resulting in continued overall growth in this market. We compete in large growing market segments often against larger competitors who have greater resources. We have been successful with several large customers in winning contracts and providing business to us under “Master Service Agreements”, and the loss of such customers could have a material negative effect on our results.

We believe that as one of the few companies providing a single source for all phases of data center ownership, from design through construction, equipment integration and deployment, operations, maintenance and decommissioning, we are uniquely positioned to capitalize on the continued growth and evolution in the data center market. The services we offer are applicable to traditional brick-and-mortar facilities and to new modular form factors. We believe our ability to help customers lower the cost of operating their mission-critical facilities surpasses the type and scale of equipment or infrastructure being used by our customers. We are also working with IT equipment manufacturers to help them deploy their equipment into data centers, which enables us to establish relationships with their customers.

Over the last several years we have changed our business strategy to pivot the business focus from large, one-off, low-margin data center design and build projects towards services such as our facilities management offering that provide greater recurring revenue streams from ongoing services. This shift was intended to reduce quarterly fluctuations in revenues and margins, and to transition us towards higher margin service lines to improve the profitability of the Company. As part of this strategy, we acquired our systems integration business in 2013 to broaden and diversify our service offering for the data center services market. In 2016 we sold off a portion of our facilities management business in Maryland that was not geared towards the modular data center market, and made the decision to outsource a number of services including consulting engineering and project management that we had previously provided directly. We believe that we can still provide these services to customers when required through use of third party contractors, but that we can improve our overall profitability by eliminating staffing and overhead, and by remaining focused on higher margin, recurring revenue opportunities. In January 2017, we sold off another customer contract that was a part of our project management business. Collectively these actions generated $1.3 million in proceeds, resulted in staffing reductions, and allowed us to close our facility in Maryland. These actions will lower our operating expenses and improve our efforts at achieving ongoing profitability.

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

Facilities Services:

Consulting:

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

Our strategy is intended to increase the amount of recurring revenues we generate from our existing customers, IT equipment partners, and major systems integrators. Our mission critical facilities experience and skills position us as a trusted advisor to our customers, and allow us to work on new opportunities as our customers grow and partners introduce us to new client opportunities. We now primarily out-source these services following staff changes made during 2016.

Deployment:

In connection with the deployment of a customer’s data center or related equipment requirements, our capabilities include project management, value engineering and design management, bid negotiation support, subcontractor pre-qualification and selection, long-lead equipment procurement, issuance of equipment and construction contracts, and refinement and management of project budgets and schedules. Our project managers mobilize the required expertise for the project, utilizing project superintendents, quality control and safety professionals, as well as qualified subcontractors and support personnel. Project managers supervise work by project team members, including subcontracted parties, including all aspects of the following: architecture and construction, electric power systems, heat rejection and cooling, energy management and controls, cooling tower systems, security systems, voice, data and network cabling, fire and life safety systems, and process piping and plumbing systems. The project manager remains responsible for managing all aspects of the project until project completion and customer delivery.

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

Management:

We provide a comprehensive maintenance and service offering designed to ensure that the multiple systems critical to sustaining on-line applications in technologically intensive facilities and modular data centers remain operational and functional. Typical facilities management services include overall management of the post-construction facility maintenance program, on-site staffing of technical engineering positions (e.g., electricians, HVAC mechanics, control technicians and voice/data technicians), and management of non-technical subcontracted services (e.g., security, landscaping, janitorial, pest control, snow removal, carpentry, painting and general maintenance services). Increasingly, data centers are being constructed in a modular format, whereby information technology, power and other related assets are deployed in pre-integrated solutions. Modular data centers may have lower overall cost of delivery, lower energy consumption and shorter deployment schedules compared to traditional data centers. We have developed a team to deploy and maintain high-density modular data centers. Our on-site maintenance services provide additional project revenue for us, and also position us for involvement in any new facility planning, design and construction initiatives that the customer undertakes.

In addition, we have a 24X7 Network Operations Center in Round Rock, Texas that has the capability of remotely monitoring our data center service contract customers’ facilities for systems operations and emergency events that could lead to outages. Temperature levels, humidity, electrical connectivity, power usage and fire alarm conditions are among the items monitored. The system maintains all site documentation for repairs and maintenance performed on each critical piece of equipment covered under our services. The information is useful to our customers in assessing operational efficiency and causes of failure, and enables them to make critical decisions on repair or replacement strategies based on the operating history of the monitored systems.

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

Systems Integration Services:

To assist our customers with IT-equipment deployment in their data centers we provide what we call “systems integration” services. We provide integrated technology services and software tools designed to accelerate the delivery of complex information technology solutions. These services include custom configuration of a broad scope of information technology products including client products, enterprise products, clusters and modular containers. The integration of this equipment at both a rack-level or modular data center level is performed to our customer specifications and test criteria. We are generally not responsible for the performance of the related equipment in the field. In addition, we provide warehousing of high value equipment such as servers, switches and other information technology hardware that are generally provided on a consignment basis. Occasionally, we will procure and resell the information technology hardware for our customers.

Customers

Our customers include IT equipment, technology and service companies, and private sector businesses that in some cases are the end users of the facility or in other cases are providing a facility to a government or commercial end user.

Three customers comprised 64% and 65% of our total revenue for the years ended December 31, 2016 and 2015, respectively.

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

Because of the breadth of services that we provide, we face many different competitors some of which are our customers or vendors. An example of some of our competitors include the following:

•	Data center assessment – CSC, Emerson, large IT OEMS (IBM, HP, etc.) and consulting firms (Accenture, etc.)
•	Modular data center design and configuration – IO, AST/Schneider, Skanska, Emerson
•	Data center rack and modular IT integration – Quanta, Jabil, Avnet, Supermicro
•	Modular deployment – McKinstry, Lee Technologies
•	Data center facilities and modular maintenance – Lee Technologies, McKinstry, JLL, CBRE

We believe that, while we face large and small competitors across the spectrum of our service offering, we are uniquely positioned to provide services to IT and facilities across both modular and traditional data center markets. We believe by providing a single source solution focused in the data center market we provide our customers an integrated solution cost effectively.

Employees

At December 31, 2016, we had 78 full-time employees. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2017 or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. We are seeking additional funding to support ongoing operations. We have no arrangement or commitments for any financing, and financing may not be available on terms favorable to us, or at all.

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

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our receivables factoring agreement. In May 2016, we entered a receivables factoring agreement with RTS Financial Service, Inc. (“RTS”). Under the terms of this agreement, we may offer for sale, and RTS in its sole discretion may purchase eligible receivables of the Company (the “Purchased Accounts”). Upon purchase, RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company. The willingness of RTS to make advances to us by purchasing eligible accounts receivable is subject to customary conditions for financings of this nature. If we are unable to satisfy those conditions, RTS could refrain from providing financing to us, and we might not have sufficient cash on hand to fund our ongoing operations. Further, the sale of certain components of our business may further reduce the number of eligible customers and receivables, thereby reducing our ability to use this facility as a source of liquidity.

As a result, we would need to raise additional capital or obtain additional credit to fund our operations in the future. The failure to raise capital or obtain credit when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations, and we may not be able to continue our business as currently contemplated or may be required to seek protection under United States federal bankruptcy laws.

We incurred a net loss in 2016 and 2015 and we may experience net losses in the future.

We experienced net losses of $1.0 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. Although we have had multiple profitable quarters in the last two years including most recently in the third and fourth quarter of 2016, we have had a history of fluctuating operating results, including a history of annual net losses from inception through 2009 and from 2012 through 2016. Although we have made efforts to align costs with sales and gross margin volume and recently sold off certain business operations and reduced our level of overhead, there can be no guarantee that we will be successful in sustaining or increasing profitability in 2017 or beyond. The uncertainty of a rapidly changing competitive marketplace has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our consolidated balance sheet and book an impairment charge in our consolidated statement of operations. During each of the years ended December 31, 2016 and 2015, we conducted such analyses that resulted in no impairment. The net carrying value of goodwill and other indefinite lived intangibles totaled $1.9 million at December 31, 2016 and 2015. The net carrying value of finite lived intangible assets totaled $0.7 million and $0.8 million at December 31, 2016 and 2015, respectively.

We derive a significant portion of our revenues from a limited number of customers.

We derive and believe that we will continue to derive in the near term a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which could have a material adverse effect on our financial condition and results of operations.  Three customers comprised 64% and 65% of total revenues for the years ended December 31, 2016 and 2015, respectively. Our customer concentration is expected to increase in 2017 after the sale of certain components of our business, and sales to our largest customer will potentially exceed 60% of our anticipated revenues in 2017.

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

We use subcontractors to perform many portions of our services and to manage work flow. In some cases, we pay our subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay, or delay paying us for the related work, we could experience a decrease in profitability and liquidity.

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

Some of our contracts, particularly with managing construction related- activities, require performance and payment bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds. At December 31, 2016, we had approximately $7.3 million in outstanding bonds associated with ongoing projects.

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

Our officers, directors or their affiliates beneficially own approximately 5.8 million shares of common stock or approximately 34% of our outstanding common shares as of March 30, 2017. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

We lease a production facility, warehouse and office space in Round Rock, Texas. We also lease office facilities in Dulles, Virginia and Los Altos, California. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

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

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2016 and 2015 as reported by the OTC Markets Group:

	2016		2015
	Low	High	Low	High

First Quarter	$0.02	$0.16	$0.34	$0.84
Second Quarter	0.07	0.20	0.35	0.75
Third Quarter	0.04	0.15	0.15	0.40
Fourth Quarter	0.04	0.12	0.04	0.23

As of March 31, 2017, there were 63 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners.

We did not pay dividends on our outstanding stock during the years ended December 31, 2016 and 2015. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2016 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,220,000	$0.48	2,763,208
Equity compensation plans not approved by security holders	-	-	None
Total	2,220,000	$0.48	2,763,208

Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended December 31, 2016	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2016 - Oct. 31, 2016	-	$-	-	-
Nov. 1, 2016 – Nov. 30, 2016	-	$-
Dec. 1, 2016 – Dec. 31, 2016	23,923	$0.06	-	-
Total	23,923	$0.06

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6.	Selected Financial Data and Supplementary Financial Information

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

Overview

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, development and maintenance of mission-critical facilities and information infrastructure, as well as systems integration services related to this infrastructure. We provide a single source solution for highly technical mission-critical facilities such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, construction management, systems integration, system installations and facilities management. Through actions taken in the second half of 2016 and first quarter of 2017, as described below, we believe we have streamlined our business and reduced operating expenses which will improve liquidity and assist us in achieving consistent profitability.

Our headquarters are in Round Rock, Texas, and we also have offices in Dulles, Virginia, and Los Altos, California.

Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment, more efficient data center design and operation, resulting in continued overall growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of such customers could have a material negative effect on our results.

During 2016 our focus was primarily on managing and improving our liquidity, controlling operating expenses, driving sales activities towards higher margin revenue streams, and streamlining the range of services that we offer. We continue to focus our activities on the modular data center area and have concentrated our systems integration and facilities maintenance businesses towards this market. We have also developed and expanded our rack integration services to increase the utilization of our systems integration facility and to insulate us from the variable timing of modular data center orders. In September 2016, we sold off the Maryland-based portion of our facilities maintenance business that was not geared towards the modular data center market. During the fourth quarter of 2016 we made the decision to outsource certain services that we had previously provided directly including consulting and design engineering and project management activities. These activities were concentrated on traditional “brick and mortar” type facilities. The collective effect of these actions should allow us to continue to provide these services to our customers when required, but at the same time reduce our fixed staffing and overhead levels. In the first quarter of 2017 we sold off another customer contract that was part of our project management business. Collectively these actions generated $1.3 million in cash, resulted in staffing reductions, and allowed us to close our facility in Maryland. These activities will lower our level of operating expenses and improve our efforts at achieving ongoing profitability.

This focus towards the modular data center market will increase our customer concentration in the short-term, and concentrate the markets in which we compete. However, our business is now focused on providing a life-cycle of activities in support of the use of modular data centers and rack integration including assembly, deployment and maintenance of these modules. We believe we can be a smaller, more profitable enterprise by narrowing our market focus. The winding down of our less profitable revenue streams should decrease the liquidity requirements of the business, and the reduction of overhead and staffing costs will improve our efforts at profitability and should drive improved financial results for us in 2017.

Our total revenue in 2016 of $27.4 million was a $2.1 million or 7% decrease from 2015. This decrease was driven by a $2.2 million or 9% decrease in facilities services revenues as our project management activities, including equipment procurement, decreased based on the timing of customer projects. We have also de-emphasized this type of revenue during 2016 in favor of higher-margin service offerings such as systems integration and facilities maintenance. This decrease was offset by a $0.1 million or 2% increase in our systems integration revenues driven by higher demand from our largest channel partner compared to 2015.

Our gross profit of $7.2 million in 2016 was $1.2 million or 14% lower than our gross profit in 2015, reflecting the decrease in revenue levels. Our level of fixed costs, particularly staffing costs, also negatively impacted our gross profit as lower revenue levels in design and project management activities resulted in lower gross profit from these activities. The decision to outsource these activities will insulate us from the fixed overhead that we have previously carried. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Our operating loss of $0.6 million in 2016 was $1.2 million or 66% lower than our operating loss in 2015. Included in our 2016 operating losses was a $0.9 million gain from the sale of the Maryland-based portion of our facilities maintenance business. Absent this gain, and lower stock-based compensation expenses, our operating results were comparable to 2015. We were able to reduce our selling, general and administrative expenses by approximately $1.5 million or 16% from 2015 levels, mitigating the decreased levels of gross profit that we achieved during 2016.

We continue to manage our working capital requirements to manage liquidity and ensure that we have the necessary financial resources to execute on our business strategy.

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

Results of Operations

Comparison of 2016 to 2015

Revenue

Revenue consists of fees earned from the planning, design and project-management of mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services on these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive all our revenue from the US market.

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

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Since we earn higher profits from the labor services that our employees provide compared with use of subcontracted labor and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded to maximize our profitability.

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically our design and project-management services were tied to a few, high-value contracts for the construction of new data centers at any point in time. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required higher levels of working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project-management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new builds, where we can obtain better margins and we already have an existing customer relationship. We have also focused on providing maintenance services for modular data center applications as this market continues to expand. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business.

Revenues for the year ended December 31, 2016 decreased by $2.1 million or 7% compared to 2015. This decrease was driven by a $2.2 million or 9% decrease in facilities services revenues as our project management activities, including equipment procurement, decreased based on the timing of customer projects. We have also de-emphasized this type of revenue during 2016 in favor of higher-margin service offerings such as systems integration and facilities maintenance. This decrease was offset by a $0.1 million or 2% increase in our systems integration revenues driven by higher demand from our largest channel partner compared to 2015.

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

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 74% for the year ended December 31, 2016 compared to 72% for 2015. This increase is because of fixed staffing and overhead costs in our facilities services segment that were directly impacted by lower revenue levels in this segment compared to the previous year, resulting in a higher cost of revenue.

Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to the use of subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customer projects increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead improves the profitability overall for the company because they can increase income, broaden our revenue base and have a favorable return on invested capital.

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

Gross Profit

Our gross profit margin for the year ended December 31, 2016 was 26% compared to a gross profit margin of 28% in 2015. This decrease resulted in our gross profit being $7.2 million in 2016, down $1.2 million or 14% from the gross profit in 2015, largely reflecting revenue decreasing by $2.1 million compared to the prior year. We do have large differences in profit margin for our different service offerings, and we have increased our efforts to focus on higher-margin activities such as systems integration and modular facility maintenance. The decrease in gross profit margin reflects lower design and project-management revenues compared to 2015 and the fact that the majority of our costs are fixed staffing costs in this business. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2016 our selling, general and administrative expenses decreased by $1.5 million or 16% compared to 2015. This decrease was due to lower salaries due to headcount reductions made in 2016, lower professional fees, including accounting and legal fees, and lower levels of stock-based compensation expense.

Gain on sale of Business Component

In September 2016, we sold off certain identified assets and liabilities connected with our Maryland-based facilities maintenance business for $950,000. The transaction closed in September 2016. The buyer assumed net liabilities of $308,000 resulting in cash proceeds of $642,000. $190,000 of the proceeds were placed in an escrow account for 90 days. Additionally we incurred approximately $40,000 in legal, escrow and other costs that would not have been incurred otherwise. As a result, we recorded a net gain of approximately $910,000 from the sale of these assets.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2016, our accumulated net operating loss carry forward was $36.9 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Operating income (loss)

For the year ended December 31, 2016 we had an operating loss of $0.6 million. This was a $1.2 million or 66% decrease from our $1.8 million operating loss in 2015. Included in our 2016 operating losses was the $0.9 million gain from the sale of the Maryland-based portion of our facilities maintenance business. Absent this gain, and lower stock-based compensation expenses, our operating results were comparable to 2015. We were able to reduce our selling, general and administrative expenses by approximately $1.5 million or 16% from 2015 levels, mitigating the decreased levels of gross profit that we achieved during 2016

Comparison of 2015 to 2014

Revenue

Revenues for the year ended December 31, 2015 increased by $1.5 million or 5% compared to 2014. This was driven by a $3.4 million or 17% increase in facilities services revenues as our project management activities, including equipment procurement, increased due to a large customer project in the fourth quarter of 2015. This increase was offset by a $2 million or 26% decrease in our systems integration revenues driven by lower demand from our largest channel partner compared to 2014. This decrease in systems integration revenues also contributed to lower levels of modular data centers and lower facilities maintenance contract revenue compared to the prior year.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, including depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 72% for the year ended December 31, 2015 compared to 69% for 2014. This increase is because of higher equipment procurement costs in 2015 tied to a large project in the fourth quarter of 2015, and due to lower utilization of our systems integration facility in 2015 as revenues from this business unit decreased. We have higher costs and lower margins from project management activities including equipment procurement, and this revenue increased compared to 2014, resulting in a higher cost of revenue.

Gross Profit

Our gross profit margin for the year ended December 31, 2015 was 28% compared to a gross profit margin of 31% in 2014. This decrease resulted in our gross profit being $8.4 million in 2015, down $0.2 million or 2% from the gross profit in 2014, despite revenue increasing by $1.5 million compared to the prior year. This comparison highlights the differences in profit margins for our different service offerings, and our efforts to focus on higher-margin activities such as systems integration and facilities maintenance. The decrease in gross profit margin reflects higher design and project-management revenues and the decrease in systems integration revenues compared to the prior year, and in particular the decrease in utilization of our systems integration facility compared to 2014. Our ability to further improve gross margins will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2015 our selling, general and administrative expenses decreased by $0.9 million or 9% compared to 2014. This decrease was due to lower salaries due to headcount reductions made in 2014, and lower professional fees, including accounting and legal fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2016 are our cash and cash equivalents on hand, funds available under our receivables factoring agreement and projected cash flows from operating activities.

In September 2016, we sold off the Maryland-based portion of our facilities maintenance business that was not geared towards the modular data center market. During the fourth quarter of 2016 we made the decision to outsource certain services that we had previously provided directly including consulting and design engineering and project management activities. These activities were concentrated on traditional “brick and mortar” type facilities. This decision allows us to continue to provide these services to our customers when required, but at the same time allows us to reduce our fixed staffing and overhead levels. These actions continued the focusing of our activities on the modular data center market. In the first quarter of 2017 we sold off another customer contract that was part of our project management business. Collectively these actions generated $1.3 million in cash, resulted in staffing reductions, and allowed us to close our facility in Maryland. As a result of these actions, we expect to lower our level of operating expenses and improve our efforts at achieving ongoing profitability.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2017 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

In May 2016, we entered a full-recourse, receivables factoring agreement with RTS Financial Service, Inc. (“RTS”) whereby RTS may purchase eligible accounts receivable from us. RTS will advance 80% of the face value of our receivables and the balance (less fees) is paid to us after our customer remits funds to RTS. Advances are subject to a financing cost of prime plus 7% per annum. Advances under this agreement are at the discretion of RTS and there is no maximum or committed facility amount such as existed under our previous bank-based revolving credit facility. Upon entering this facility with RTS we repaid all amounts due under our revolving credit facility with Bridge Bank N.A. During 2016 we have borrowed approximately $6,532,000 under the factoring agreement of which approximately $5,795,000 has been repaid, resulting in an outstanding amount of $737,000 at December 31, 2016. No early termination or prepayment penalties were incurred by us with the termination of the Bridge Bank facility.

Our quarterly operating results have shown mixed results during 2016. Our quarterly revenues have fluctuated between $5.4 million to $7.7 million, and our gross profit margin has varied between 17% and 31%. Our operating profit improved from a loss of $1.1 million in the first quarter to an operating profit of $0.3 million in the fourth quarter of 2016. Despite the improvements in our second half results, we continue to look at alternative sources of funding to strengthen our balance sheet and to further improve our liquidity. We are currently evaluating both debt and equity financing alternatives. There can be no guarantee that such financing will be available to us or that we will complete any such financing.

As of December 31, 2016 and 2015, we had cash and cash equivalents of $2.2 million and $1.1 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities was $2.2 million for the year ended December 31, 2016 compared to cash used in operating activities of $1.5 million for the year ended December 31, 2015. This increase was driven by both the decrease in net losses of $1.1 million and an increase in cash provided from our working capital management driven from the timing of a large project management engagement at the end of 2015.

The changes in working capital are driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, particularly our project management services, can be large in value, exceeding $10 million in certain cases. As we, or our subcontractors, perform work or purchase equipment on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We had one large construction project in progress at the end of 2015, but did not have such a project in progress at the end of 2016. The timing of completion of this project contributed to a $4.8 million decrease in accounts receivable and unbilled receivables compared to the prior year, offset by a $2.1 million decrease in our accounts payable compared to the prior year. We have increased our level of billings in excess of revenue by $0.4 million this year as we increase our install base of maintenance contracts and have a higher level of annual and renewal billings of those contracts at year end.

Investing activities:

Cash provided by investing activities was $0.5 million in 2016 compared to cash used in investing activities of $0.4 million in 2015. In 2016 we received cash proceeds of approximately $0.8 million in connection with the sale of our Maryland-based facilities maintenance business, offset by purchases of property and equipment of $0.3 million. Our capital expenditures decreased by approximately $0.1 million compared to 2015 as we invested less in sales management and time management software compared to 2015.

Finance activities:

Cash used in financing activities was $1.7 million in 2016 compared to cash provided by financing activities of $1.7 million for the year ended December 31, 2015. During 2016 we repaid $2.2 million against our revolving line of credit facility with Bridge Bank upon the expiration of that credit facility. We offset this with approximately $0.7 million in proceeds from our new accounts receivable factoring facility. We also repaid $0.3 million against our convertible note borrowings in 2016. In 2015 we received $945,000 in proceeds from new 5-year term debt and increased the amount outstanding under our revolving bank credit facility by $991,000. We repaid $0.2 million against our convertible note borrowing in 2015.

Future uses of cash

Our history of operating losses, declining current ratio, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. During 2016 we sold off a portion of our facilities maintenance operation and in the first quarter of 2017 we sold off a customer contract from our project management operations. Combined these actions provided $1.3 million in liquidity to the Company. During the fourth quarter we also made the decision to outsource certain service offerings which further allowed us to reduce our headcount and our level of overhead expenses, and we were able to close our office facility in Maryland. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2017 and beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Our primary liquidity and capital requirements are to fund working capital from current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our accounts receivable factoring facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt, or the sale of part or all of our operations. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity.

Off-Balance Sheet Arrangements

During the years ended December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes.

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale shall be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 was effective for us for our fiscal year beginning January 1, 2015. ASU 2014-08 was considered in regards to the sale of a portion of our facility maintenance component in September 2016 (see Note 5 – Sale of Business Component).

In August 2014, the FASB issues ASU No.2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016, and so was effective for us in our fiscal year beginning January 1, 2016. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements but did require us to enhance our disclosures with regard to our ability to continue as a going concern.

In April 2015, the FASB issued ASU No 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying The Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU was effective for us for our fiscal year beginning January 1, 2016. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements but did require us to reclassify certain balances in our December 31, 2015 consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is still evaluating disclosure requirements under the new standard and will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact current conclusions. We have engaged a third-party to assist in the assessment and implementation of this standard. We are beginning to assess the impact that these standards will have on our financial position and results of operations. Management expects to adopt the new standard using the modified retrospective method.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

(a) Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TSS, Inc.

Round Rock, TX

We have audited the accompanying consolidated balance sheets of TSS, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSS, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has a net working capital deficiency and a deficiency of shareholder’s equity. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ WEAVER TIDWELL LLP

Austin, Texas

March 30, 2017

TSS, Inc.

Consolidated Balance Sheets

(in ’000 except per-share amounts)

	December 31,
	2016	2015
Current Assets:
Cash and cash equivalents	$2,152	$1,132
Contract and other receivables, net	2,389	6,997
Costs and estimated earnings in excess of billings on uncompleted contracts	539	1,084
Inventories, net	59	66
Prepaid expenses and other current assets	252	235
Total current assets	5,391	9,514
Fixed assets, net	544	702
Goodwill	1,907	1,907
Other intangible assets, net	704	841
Other assets	30	30
Total assets	$8,576	$12,994

Current Liabilities:
Convertible notes payable, current portion, net	$246	$287
Borrowings under line of credit	-	2,150
Borrowings under receivable financing agreement	737	-
Accounts payable and accrued expenses	5,319	7,608
Billings in excess of costs and estimated earnings on uncompleted contracts	2,818	2,476
Total current liabilities	9,120	12,521
Convertible notes, less current portion	825	1,036
Other liabilities	62	37
Total liabilities	10,007	13,594

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, 49,000 shares authorized; 16,370 and 16,366 issued; 15,622 and 15,642 outstanding at December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	68,522	68,329
Treasury stock 748 and 724 shares at cost at December 31, 2016 and, 2015, respectively	(1,532)	(1,531)
Accumulated deficit	(68,423)	(67,400)
Total stockholders' equity (deficiency)	(1,431)	(600)
Total liabilities and stockholders’ equity (deficiency)	$8,576	$12,994

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2016	2015

Revenue	$27,373	$29,487
Cost of revenue excluding depreciation and amortization	20,165	21,119
Gross profit	7,208	8,368
Selling, general and administrative expenses	8,149	9,651
Depreciation and amortization	602	566
Gain on sale of business component	(910)	-
Loss from operations	(633)	(1,849)
Interest expense, net	(365)	(344)
Other income (expense), net	(6)	9
Loss before income taxes	(1,004)	(2,184)
Income tax provision	19	21
Net loss	$(1,023)	$(2,205)

Basic and diluted loss per share	$(0.07)	$(0.14)
Weighted average common shares outstanding	15,405	14,823

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(in ‘000)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2015	15,853	$2	$67,651	644	$(1,512)	$(65,195)	$946
Restricted stock issuance	570	-	-	-	-	-	-
Cancellation of restricted stock	(57)	-	-	-	-	-	-
Warrants issued with debt	-	-	179	-	-	-	179
Treasury stock repurchased	-	-	-	80	(19)	-	(19)
Stock-based compensation	-	-	499	-	-	-	499
Net loss for the year	-	-	-	-	-	(2,205)	(2,205)
Balance December 31, 2015	16,366	$2	$68,329	724	$(1,531)	$(67,400)	$(600)
Restricted stock issuance	84	-	-	-	-	-	-
Cancellation of restricted stock	(80)	-	-	-	-	-	-
Treasure stock repurchased	-	-	-	24	(1)	-	(1)
Stock-based compensation	-	-	193	-	-	-	193
Net loss for the year	-	-	-	-	-	(1,023)	(1,023)
Balance December 31, 2016	16,370	$2	$68,522	748	$(1,532)	$(68,423)	$(1,431)

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in ’000)

	Year Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,023)	$(2,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	602	566
Provision for doubtful accounts	(5)	(11)
Stock-based compensation	193	499
Gain on sale of business component	(910)	-
Amortization of discount on note payable	31	63
Changes in operating assets and liabilities:
Contracts and other receivables	4,435	(3,035)
Costs and estimated earnings in excess of billings on uncompleted contracts	383	(42)
Inventory, net	7	88
Prepaid expenses and other current assets	(217)	(22)
Accounts payable and accrued expenses	(2,101)	2,061
Billings in excess of costs and estimated earnings on uncompleted contracts	812	467
Other liabilities	25	19
Net cash provided by (used in) operating activities	2,232	(1,552)
Cash Flows from Investing Activities:
Capital expenditures	(290)	(411)
Proceeds from sale of business component	792	-
Net cash provided by (used in) investing activities	502	(411)
Cash Flows from Financing Activities:
Payments on convertible notes and seller notes	(300)	(200)
Proceeds from issuance of debt	-	945
Repurchase of treasury stock	(1)	(19)
Borrowing from factoring of receivables	737	-
Proceeds from (repayment of) line of credit	(2,150)	991
Net cash (used in) provided by financing activities	(1,714)	1,717
Net increase (decrease) in cash	1,020	(246)
Cash, beginning of period	1,132	1,378
Cash, end of period	$2,152	$1,132
Supplemental disclosure of cash flow information:
Cash paid for interest	$314	$276
Cash paid for taxes	70	78

See accompanying notes to consolidated financial statements.

Note 1 Significant Accounting Policies

Description of Business

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, construction and maintenance of mission-critical facilities and information infrastructure as well as systems integration services related to this infrastructure. We provide a single source solution for highly technical mission-critical facilities such as data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, construction project management, facilities management and systems integration. Our corporate offices are in Round Rock, Texas, and we also have facilities in Dulles, Virginia, and Los Altos, California.

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize it assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining current ratio, and stockholder’s deficiency cause substantial doubt about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and concluded that we have adequate resources to continue to operate as a going concern. Our operating results improved in the second half of 2016 and generated positive cash from operations. In September 2016, we sold a portion of our facilities maintenance business for a purchase price of $950,000. During the fourth quarter of 2016, we elected to outsource a number of services that we had previously performed internally, allowing us to further reduce our level of operating expenses. We also entered an agreement to sell a specific customer contract for $350,000 which we completed in the first quarter of 2017. These actions, along with other cost reductions we made, provided additional capital for our business, lowered our total operating costs, and allowed us to focus our business activities on systems integration and modular data center build and maintenance activities. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2017 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs or obtain funding to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The fair value of the long-term debt is disclosed in Note 3– Long Term Borrowings. The carrying amounts of the other financial instruments approximate their fair value at December 31, 2016 and 2015, due to the short-term nature of these items. See Note 8 – Fair Value Measurements.

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

Shipping and Freight Costs

Costs to ship products to customers, which consist primarily of freight expenses, are expensed as incurred and are included in Cost of Revenue. Total shipping and freight costs were approximately $0.2 and $0.5 million for the years ended December 31, 2016 and 2015, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers and directors.

During the years ended December 31, 2016 and 2015, the Company incurred approximately $7,000 and $17,000, respectively in non-cash compensation expense which is included in Cost of Revenue and $0.2 and $0.5 million in 2016 and 2015 respectively in non-cash compensation expense which was included in Selling, general and administrative expenses.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	2016	2015
US-based IT OEM	39%	35%
US-based retail company	9%	15%
US- based technology company	12%	3%
US-based data center company	13%	15%

No other customers represented more than 10% of our revenues for any periods presented. A. US-based retail customer represented 25% and 13% of our accounts receivable at December 31, 2016 and 2015, respectively. A US-based technology company represented 17% of our accounts receivable at December 31, 2016. A US-based UPS manufacturer represented 15% of our accounts receivable at December 31, 2016. Our US based IT OEM customer represented 10% and 6% of our accounts receivable at December 31, 2016 and 2015, respectively. A US-based data center company represented 47% of our accounts receivable at December 31, 2015. No other customer represented more than 10% of our accounts receivable at December 31, 2016 or at December 31, 2015.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. At December 31, 2016 and 2015 we did not have cash invested in interest bearing accounts. At December 31, 2016, we had unrestricted cash of $2.1 million in excess of FDIC insured limits.

Contract and Other Receivables

Accounts receivable are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts. Included in accounts receivable is retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable.  At December 31, 2016 and 2015, bonds outstanding totaled $7.3 million and $7.3 million, respectively, and the sureties were indemnified in the event of a loss by related project receivables of $0.02 million and $0.04 million, respectively.

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

The following table summarizes the changes in our allowance for doubtful accounts (in $’000)

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$19	$25
Additions charged to expense	5	11
Recovery of amounts previously reserved	(7)	(7)
Amounts written off	(13)	(10)
Balance at end of year	$4	$19

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

Goodwill and Intangible Assets

We have recorded goodwill and intangibles with definite lives, including customer relationships and acquired software, in conjunction with the acquisition of various businesses. These intangible assets are amortized based on their estimated economic lives. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed, and it is not amortized. The recorded goodwill is allocated to the reporting unit to which the underlying transaction relates.

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

We have elected to use December 31 as our impairment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets at December 31, 2016 and 2015 and concluded there was no additional impairment. At December 31, 2016 and 2015, the residual carrying value of goodwill was $1.9 million.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale shall be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 was effective for us for our fiscal year beginning January 1, 2015. ASU 2014-08 was considered in regards to the sale of a portion of our facility maintenance component in September 2016 (see Note 5 – Sale of Business Component).

In August 2014, the FASB issues ASU No.2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016, and so was effective for us in our fiscal year beginning January 1, 2016. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements but did require us to enhance our disclosures with regard to our ability to continue as a going concern.

In April 2015, the FASB issued ASU No 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying The Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU was effective for us for our fiscal year beginning January 1, 2016. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements but did require us to reclassify certain balances in our December 31, 2015 consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is still evaluating disclosure requirements under the new standard and will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact current conclusions. We have engaged a third-party to assist in the assessment and implementation of this standard. We are beginning to assess the impact that these standards will have on our financial position and results of operations. Management expects to adopt the new standard using the modified retrospective method.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements.

Note 2 Supplemental Balance-sheet Information

Receivables

Contract and other receivables consist of the following (in $‘000):

	December 31, 2016	December 31, 2015
Contract and other receivables	$2,393	$7,016
Allowance for doubtful accounts	(4)	(19)
	$2,389	$6,997

Retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project, represented $0.3 million as at December 31, 2015, and was included in Contract and other receivables

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in $‘000):

	December 31, 2016	December 31, 2015
Raw materials	61	68
Less: Reserve	(2)	(2)
Inventories, net	$59	$66

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in $‘000):

	December 31, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Trade name	$60	-	$60	-
Intangible assets subject to amortization:
Customer relationships	$906	$(327)	$906	$(237)
Acquired software	$234	$(169)	$234	$(122)

We recognized amortization expense related to intangibles of approximately $137,000 for each of the years ended December 31, 2016 and 2015, respectively.

Annual amortization expense for the acquired software during each year through 2017 will be approximately $47,000 and will be approximately $18,000 in 2018. Amortization expense for the customer-related intangible asset is expected to be approximately $91,000 during each year through 2022 and approximately $35,000 in 2023.

Property and equipment

Property and equipment consist of the following (in $’000):

	Estimated Useful	December 31,
	Lives	2016	2015
Vehicles	5 years	$32	$32
Trade equipment	5 years	162	223
Leasehold improvements	2 – 5 years	292	317
Furniture and fixtures	7 years	16	77
Computer equipment and software	3 years	1,324	1,694
		1,826	2,343
Less accumulated depreciation		(1,282)	(1,641)
Property and equipment, net		$544	$702

Depreciation of fixed assets and amortization of leasehold improvements and software totaled $0.4 million for each of the years ended December 31, 2016 and 2015.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	December 31,
	2016	2015
Accounts payable	$3,652	$5,202
Accounts payable retainage	-	264
Accrued expenses	1,053	1,562
Compensation, benefits and related taxes	576	473
Other accrued expenses	38	107
Total accounts payable and accrued expenses	$5,319	$7,608

Note 3 Long-term Borrowings

Long-term borrowings consisted of the following (in $’000):

	December 31,
	2016	2015
Convertible notes payable	$250	$550
Less unamortized discount	(4)	(11)

Notes Payable due Feb. 2020	945	945
Less unamortized discount and debt issuance costs	(120)	(161)
	1,071	1,323
Current portion of long-term borrowing	(246)	(287)
Non-current portion of long-term borrowing	$825	$1,036

We currently have outstanding convertible notes payable to Gerard J. Gallagher, a director and Chief Technical Officer of the Company. As of December 31, 2016, there was an aggregate principal balance outstanding under the note of $250,000.

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

The loan requires interest-only payments made monthly, beginning March 1, 2015, and bears annual interest at a fixed rate of 12%. The loan has a maturity date of February 3, 2020. We are able to prepay the loan at any time, subject to a prepayment fee of 1% of the amount prepaid if the prepayment is made between February 4, 2017 and February 3, 2018.

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable upon exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the warrant was approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in the recognition of a discount on the loan of approximately $168,000 and a corresponding increase to additional paid in capital. This discount will be amortized using the straight-line method which approximates the effective interest rate method over the term of the loan. $36,000 and $31,000 was amortized during the years ended December 31, 2016 and 2015, respectively.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the Warrant.

Future principal repayments on the notes payable as at December 31, 2016 are as follows (in $’000):

2017	$250
2018	-
2019	-
2020	945
Total	$1,195

Note 4 - Receivables Financing Liability

In May 2016, we entered into a receivables factoring agreement with RTS Financial Service, Inc. (“RTS”). Under the terms of this agreement, we may offer for sale, and RTS in its sole discretion may purchase our eligible receivables (the “Purchased Accounts”). Upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations by us.

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

In connection with entering into the factoring agreement with RTS, we terminated our Business Financing Agreement with Bridge Bank. We received an initial funding amount of $668,000 under the factoring agreement which was used to repay our outstanding obligations to Bridge Bank. Since then we have borrowed approximately $6,532,000 under the factoring agreement of which approximately $5,795,000 has been repaid, resulting in an outstanding amount of $737,000 at December 31, 2016. No early termination or prepayment penalties were incurred by us in connection with the termination of the Bridge Bank facility.

Note 5 – Sale of Business Component

On September 28, 2016, we sold certain identified assets and liabilities connected with our Maryland-based facilities maintenance business component for $950,000 pursuant to an Asset Purchase Agreement (“APA”) dated September 28, 2016 with Tech Site Services, LLC, a privately held Maryland company. The sale price was subject to certain post-closing adjustments relating to working capital and certain customer contracts of the business.

The managing member of Tech Site Services, LLC is Thomas P. Rosato and the Company leased our Maryland office until December 2016 from an entity that is fifty percent owned by Mr. Rosato. Rents paid under this lease were $253,000 and $277,000 in the years ended December 31, 2016 and 2015, respectively.

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

The customer contracts and intellectual property sold had a net book value of $0. As a result of the sale, Tech Site Services LLC assumed liabilities of $308,000, resulting in $642,000 of cash proceeds. $190,000 of the cash proceeds were placed in an escrow account for 90 days and were released upon the completion of assignment of material customer contracts sold, and $546,000 was paid to us upon closing. Additionally, we incurred approximately $40,000 in legal, escrow and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of approximately $910,000 in our consolidated statement of operations for the year ended December 31, 2016.

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

	Years Ended December 31,
	2016	2015
Pre-tax profit related to facilities maintenance business	$126	$699

Pro forma impact of disposition of facilities maintenance business

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2016 and 2015 as though the disposition had occurred on January 1, 2015.

The unaudited pro forma consolidated statement of operations for the years ended December 31, 2016 and 2015 reflect the following adjustments:

(1)	Eliminates the revenues and cost of goods sold as if the transaction occurred on January 1, 2015
(2)	Eliminates operating expenses including salary and related costs for employees who transferred as if this transaction occurred on January 1, 2015.

The unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to represent what the actual results of operations would have been had the transaction occurred on the respective date assumed, nor is it necessarily indicative of the Company’s future operating results. However, the pro forma adjustments reflected in the accompanying unaudited pro forma financial information reflect estimates and assumptions that the Company’s management believes to be reasonable.

Pro forma adjustments related to the unaudited pro forma consolidated statement of operations for the years ended December 31, 2016 and 2015 were computed assuming the transaction was consummated on January 1, 2015 and include adjustments which give effect to events that are (i) directly attributable to the transaction, (ii) expected to have a continuing effect on the Company, and (iii) factually supportable.

	Years ended December 31,
(unaudited, in thousands)	2016	2015
	(Pro forma)	(Pro forma)

Revenue	$25,377	$26,879
Net income (loss)	$(2,031)	$(2,896)
Basic and diluted net income (loss) per share	$(0.13)	$(0.19)

Note 6 – Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision/(benefit) for income taxes from continuing operations consists of the following (in $’000):

	Year Ended December 31,
	2016	2015
Current:
Federal	$-	$-
State	12	14
Deferred:
Federal	6	6
State	1	1
Total benefit for income taxes before valuation allowance	$19	$21
Change in valuation allowance	-	-
Total provision (benefit) for income taxes	$19	$21

The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2016	2015
Gross current deferred taxes:
Deferred tax assets:
Accrued expenses	$69	$66
Deferred tax liabilities:
Prepaid expenses	$(38)	$(34)
Net current deferred tax assets before valuation allowance	$31	$32
Valuation allowance	(31)	(32)
Net current deferred taxes	$-	$-
Non-current deferred taxes:
Deferred tax assets:
Net operating loss carryover	$13,387	$12,577
Goodwill and other intangibles	3,254	3,845
Deferred compensation	247	294
Depreciation	55	33
Other carryovers and credits	10	12
Gross non-current deferred tax assets	16,953	16,761
Valuation Allowance	(16,953)	(16,761)
Net non-current deferred taxes	$-	$-

At December 31, 2016 and 2015, we had net operating losses (“NOL”) totaling $36.9 million and $34.5 million, respectively, to be carried forward 20 years to offset future taxable income and any unused NOL will begin to expire in 2027.

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

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31,2016 and 2015. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. During 2016, the valuation allowance increased by $0.2 million due to continuing operations. In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years, and have determined that it does not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2013 tax year forward remain open under statutes of limitation. Operating losses generated in years prior to 2013 remain open to adjustment until the statute closes for the tax year in which the net operating losses are utilized.

The total provision for income taxes differs from that amount which would be computed by applying the statutory U.S. federal income tax rate of 34% to income before taxes for the years ended December 31, 2016 and 2015 primarily as a result of the following:

	Year Ended December 31,
	2016	2015
Federal statutory rate	34.0%	34.0%
State tax, net of income tax benefit	1.9%	2.1%
Effect of permanent differences	(11.7)%	(2.7)%
Effect of valuation allowance	(26.2)%	(34.4)%
Total	(2.0)%	(1.0)%

Note 7 – Commitments and Contingencies

We leases premises and equipment under operating leases having terms from month-to-month to 5 years. At December 31, 2016, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year including known escalation clauses are as set forth in this table below (in $’000):

Year
2017	$411
2018	300
2019	236
2020	46
2021	47
Total	$1,040

For the years ended December 31, 2016 and 2015, rent expense included in selling, general and administrative expenses for operating leases was $0.5 million and $0.4 million, respectively. For the years ended December 31, 2016 and 2015, rent expense included in cost of revenue for operating leases was $0.4 million and $0.4 million, respectively.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2016, these open purchase order commitments amount to approximately $0.5 million. The majority of services delivered and equipment received is expected to be satisfied during the first six months of 2017 at which time these commitments will be fulfilled.

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently estimate that a material adverse effect on our financial position, results of operations and cash flows from such matters is not reasonably likely.

Note 8 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2016, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 9 – Share Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015 our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares.  At December 31, 2016, 2,763,000 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the years ended December 31, 2016 and 2015.

Stock-based Compensation Expense

For the year ended December 31, 2016, we recognized stock-based compensation of $193,000, of which approximately $7,000 was included in Cost of Revenue.  For the year ended December 31, 2015, the Company recognized stock-based compensation of $499,000 of which approximately $17,000 was included in Cost of Revenue.

As of December 31, 2016, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $50 thousand with a weighted average remaining vest life of 0.91 years.

Stock Options

Although we had historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2016 and 2015. The grants have various vesting features including time-based vesting and performance-based vesting.

Fair Value Determination –We utilize a Black-Scholes-Merton model to value stock options vesting over time, while market exercisable awards were valued using a Monte Carlo simulation. We will reconsider the use of the Black-Scholes-Merton model and Monte-Carlo simulation if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under these models.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the year ended December 31, 2016:

Black-Scholes-Merton

Volatility	118%
Expected life of options (in years)	5
Risk-free interest rate	1.73%
Dividend yield	0%

During the years ended December 31, 2016 and 2015, we granted stock options to purchase 0.06 million and 0.25 million shares, respectively, of common stock at a weighted-average exercise price of $0.10 and $0.60 per share, respectively, which reflects the fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace during the 20 trading days following the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the years ended December 31, 2016 and 2015, as determined under the Black-Scholes-Merton valuation model was $0.06 and $0.47, respectively.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2016 and 2015:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2015	2,330,000	$0.47	-	$-
Options granted	250,000	$0.60
Options exercised	-	$-		$-
Options cancelled and expired	(175,000)	$(0.49)
Shares under option, December 31, 2015	2,405,000	$0.48	7.12	$-
Options granted	60,000	$0.10
Options exercised	-	$-		$-
Options cancelled and expired	(245,000)	$(0.41)
Shares under option, December 31, 2016	2,220,000	$0.48	6.15	$-

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2016 and 2015:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2015	1,906,667	$0.37
Options granted	250,000	$050
Vested during period	(296,667)	$(0.44)
Options cancelled	(175,000)	$(0.44)
Non-vested shares under option, December 31, 2015	1,685,000	$0.36
Options granted	60,000	$0.06
Vested during period	(200,000)	$(0.52)
Options cancelled	(205,000)	$(0.30)
Non-vested shares under option, December 31, 2016	1,340,000	$0.34

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2016:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	880,000	6.14	$0.56	$-
Stock options expected to vest	1,340,000	6.15	$0.42	$-
Options exercisable and expected to vest	2,220,000

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

The fair value of restricted stock awarded for the years ended December 31, 2016 and 2015 totaled $7,000 and $364,000, respectively, and were calculated using the value of TSS’ common stock on the grant date. The value of awards are being amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2016 and 2015, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2016 and 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2015	675,000	$0.43
Granted restricted stock	570,000	$0.64
Cancelled restricted stock	(56,667)	(0.73)
Vested restricted stock	(468,333)	$(0.47)
Unvested December 31, 2015	720,000	$0.55
Granted restricted stock	84,000	$0.08
Cancelled restricted stock	(80,000)	(0.37)
Vested restricted stock	(475,000)	$(0.52)
Unvested December 31, 2016	249,000	$0.45

Note 10 – Common Stock Repurchases

During the years ended December 31, 2016 and 2015, we repurchased 23,923 and 80,180 treasury shares, respectively, with an aggregate value of approximately $1,600 and $19,000 associated with the vesting of restricted stock held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employee’s related taxes associated with the employee’s vested stock, and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

Note 11 – Related Party Transactions

We leased our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our Chief Technical Officer. This lease was terminated in November 2016. Rents paid under this agreement were $253,000 and $ 277,000 for the years ended December 31, 2016 and 2015, respectively.

We have $250,000 principal outstanding at December 31, 2016 in convertible notes payable to Mr. Gallagher, net of remaining discount of $4,000. The notes bear interest at 5% per annum and are subordinated to our borrowings to MHW and to RTS under our receivables financing agreement. Per the terms of the notes, we paid interest of approximately $19,000 and $30,000 during the years ended December 31, 2016 and 2015, respectively. We repaid principal against the Notes of $300,000 and $200,000 in the years ended December 31, 2016 and 2015, respectively.

We have $945,000 principal outstanding at December 31, 2016 in promissory notes payable to MHW, net of remaining discount of $120,000. Per the terms of the notes, we paid interest of approximately $ 114,000 and $104,000 during each of the years ended December 31, 2016 and 2015, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 12 – Loss Per-Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Year Ended December 31,
(in $’000)	2016			2015
	Loss	Shares	$ per Share	Loss	Shares	$ per Share

Basic Loss per Share
Net loss	$(1,023)	15,654	$(0.07)	$(2,205)	15,543	$(0.14)
Effect of Dilutive Securities
Unvested restricted stock	-	(249)	-	-	(720)	(0.01)
Unsecured convertible note	-	-	-	-	-	-
Diluted Loss per Share	$(1,023)	15,405	$(0.07)	$(2,205)	14,823	$(0.15)

For the years ended December 31, 2016 and 2015, potentially dilutive shares of 3,539,000 and 3,757,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss.

Note 13 – Subsequent Events

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, we have evaluated events that occurred subsequent to December 31, 2016 through the date of issuance to determine whether any of these events required recognition or disclosure in the 2016 consolidated financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements except as follows:

As part of our ongoing working capital management and cost management activities, in January 2017 we sold certain identified assets and liabilities connected with a portion of our construction management business, including all associated contractual rights and obligations for $350,000 pursuant to an Asset Purchase Agreement with Tech Site Services, LLC, a privately held Maryland Company. This is the same entity that acquired a portion of our facilities maintenance business during 2016.

The customer contract and intellectual property sold had a net book value of $0. As a result of the sale, Tech Site Services assumed liabilities of $7,000, resulting in proceeds of $343,000. We incurred $29,000 in legal and other expenses that would not have been incurred otherwise. Accordingly, we recorded a net gain of $321,000 that will be included in our fiscal 2017 consolidated statement of operations.

Note 14 Segment Reporting

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

Revenue and operating result by reportable segment reconciled to reportable net loss for the years ended December 31, 2016 and 2015 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Revenues:
Facilities design and maintenance	$21,751	$23,975
Systems integration services	5,622	5,512
Total revenues	$27,373	$29,487

Profit (loss) from operations:
Facilities design and maintenance	$4,849	$4,930
Systems integration services	(65)	(144)
Other consolidated activities	(5,417)	(6,635)
Consolidated loss from operations	$(633)	$(1,849)

Depreciation expense:
Facilities design and maintenance	$53	$67
Systems integration services	287	297
Other consolidated activities	-	45
Consolidated depreciation expense	340	$397

Interest expense
Facilities design and maintenance	$-	$-
Systems integration services	-	-
Other consolidated activities	365	344
Consolidated interest expense	$365	$344

Total Assets
Facilities design and maintenance	$4,190	$9,367
Systems integration services	1,938	2,298
Other consolidated activities	2,448	1,329
Total assets	$8,576	$12,994

Other consolidated activities relates to operating costs not specifically attributable to each business segment including sales, marketing, executive and administrative support functions including activities such as finance, human resources and IT.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the date of this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and  (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of December 31, 2016.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2016 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2017 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2016 and 2015 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2.	Financial Statements Schedules:

None.

3.	Exhibits:

2.1	Asset Purchase Agreement, dated September 28, 2016 by and between VTC, L.L.C. d/b/a Total Site Solutions and Tech Site Services, L.L.C. (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

3.1.1	Amendment to the Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A-1 to the Company’s Definitive Proxy Statement filed on May 22, 2007 and incorporated herein by reference)

3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A to the Company’s Definitive Proxy Statement filed on April 29, 2011 and incorporated herein by reference)

3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, dated effective June 6, 2013 (previously filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)

4.1.1	Loan Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.1.2	Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Buildings, Inc. payable to the order of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.1.3	Security Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC and Alletag Buildings, Inc. in favor of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.1.4	Subordination Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc., MHW SPV II LLC and Bridge Bank, National Association, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.1.5	Warrant between TSS, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

10.1	Registration Rights Agreement among Fortress America Acquisition Corporation and Thomas P. Rosato and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

10.2.1‡	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2012 and incorporated herein by reference)

10.2.2‡	Form of Restricted Stock Award Agreement with executive officers relating to the 2006 Omnibus Incentive Compensation Plan (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015, and incorporated herein by reference).

10.3.1‡	Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.3.2‡	Amendment to Executive Employment Agreement, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010, and incorporated herein by reference).

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

10.4.6	Warrant between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 22, 2015, and incorporated herein by reference).

10.5.1‡	Executive Employment Agreement, dated January 3, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.5.2‡	Amendment No.1 to Executive Employment Agreement, effective as of March 14, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.5.3‡	Stock Option Agreement, dated as of April 30, 2012, between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.5.4‡	Stock Option Agreement dated as of April 30, 2012 between the Company and Anthony Angelini with respect to options to purchase $500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 8, 2012 and incorporated herein by reference).

10.6.1‡	Employment Agreement, dated January 14, 2014, between TSS, Inc. and Martin T. Olsen (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 13, 2014, and incorporated herein by reference).

10.6.2‡	Award Agreement, dated January 14, 2014, between TSS, Inc. and Martin T. Olsen (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 13, 2014, and incorporated herein by reference).

10.7.1‡	Consulting Agreement, dated July 3, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 3, 2014, and incorporated herein by reference).

50

10.7.2‡

Employment Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).

10.7.3‡

Award Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).

10.8‡	TSS, Inc. 2015 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2015 and incorporated herein by reference).

10.9	Factoring Agreement, dated May 6, 2016, among RTS Financial Service, Inc. and TSS, Inc., VTC, L.L.C., and Innovation Power Systems, Inc. (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2016, and incorporated herein by reference).

21.1*	Listing of subsidiaries

23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2016 and 2015.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date:	March 31, 2017	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2017	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 31, 2017.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Anthony Angelini	Chief Executive Officer and Director
Anthony Angelini	(Principal Executive Officer)

/s/ John K. Penver	Chief Financial Officer
John K. Penver	(Principal Financial Officer and Accounting Officer)

/s/ Gerard J. Gallagher	Chief Technical Officer and Director
Gerard J. Gallagher

/s/ Daniel J. Phelps	Director
Daniel J. Phelps

