Form 10-Q
period 2017-03-31
TSS, Inc.
filed 2017-05-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33627

TSS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

110 E. Old Settlers Blvd
Austin, Texas	78664
(Address of principal executive offices)	(Zip Code)

(512) 310-1000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 15, 2017              15,557,130

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended March 31, 2017

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,295	$2,152
Contract and other receivables, net	1,477	2,389
Costs and estimated earnings in excess of billings on uncompleted contracts	290	539
Inventories, net	66	59
Prepaid expenses and other current assets	191	252
Total current assets	3,319	5,391
Property and equipment, net	475	544
Goodwill	1,907	1,907
Intangible assets, net	669	704
Other assets	112	30
Total assets	$6,482	$8,576

Current Liabilities:
Long-term borrowings, current portion, net	$98	$246
Borrowings under receivables factoring agreement	434	737
Accounts payable and accrued expenses	3,696	5,319
Billings in excess of costs and estimated earnings on uncompleted contracts	2,571	2,818
Total current liabilities	6,799	9,120
Long-term borrowings, less current portion	835	825
Other liabilities	16	62
Total liabilities	7,650	10,007

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2017 and December 31, 2016; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2017 and December 31, 2016; 16,316 and 16,370 issued; 15,557 and 15,622 outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	68,532	68,522
Treasury stock 759 and 748 shares at cost at March 31, 2017 and December 31, 2016, respectively	(1,533)	(1,532)
Accumulated deficit	(68,169)	(68,423)
Total stockholders' equity (deficit)	(1,168)	(1,431)
Total liabilities and stockholders’ equity (deficit)	$6,482	$8,576

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2017	2016
Results of Operations:
Revenue	$4,389	$7,675
Cost of revenue	2,530	6,370
Gross profit	1,859	1,305
Selling, general and administrative expenses	1,741	2,252
Depreciation and amortization	139	147
Gain on sale of business component	(321)	-
Total operating costs	1,559	2,399
Income (loss) from operations	300	(1,094)
Other income (expense):
Interest expense, net	(77)	(80)
Other income (expense), net	-	(7)
Income (loss) from operations before income taxes	223	(1,167)
Income tax (benefit) expense	(31)	-
Net income (loss)	$254	$(1,167)

Basic and diluted income (loss) per share:
Income (loss) per common share	$0.02	$(0.07)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2017

(in thousands, except share amounts, unaudited)

							Total
			Additional				Shareholders'
	Common Stock		Paid-in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance January 1, 2017	16,370	$2	$68,522	(748)	$(1,532)	$(68,423)	$(1,431)
Stock-based compensation	-	-	10	-	-	-	10
Treasury stock repurchased	-	-	-	(11)	(1)	-	(1)
Cancellation of restricted stock	(54)	-	-	-	-	-	-
Net income	-	-	-	-	-	254	254
Balance at March 31, 2017	16,316	$2	$68,532	(759)	$(1,533)	$(68,169)	$(1,168)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$254	$(1,167)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	139	147
Provision for doubtful accounts	(2)	(6)
Amortization of debt discount	10	11
Stock-based compensation	10	72
Gain on sale of business component	(321)	-
Changes in operating assets and liabilities:
Contract and other receivables	914	3,793
Costs and estimated earnings in excess of billings on uncompleted contracts	249	149
Inventories, net	(7)	7
Prepaid expenses and other assets	(18)	27
Accounts payable and accrued expenses	(1,619)	(1,712)
Billings in excess of costs and estimated earnings on uncompleted contracts	(247)	(622)
Other liabilities	(46)	(5)
Net cash provided by (used in) operating activities	(684)	694

Cash Flows from Investing Activities:
Capital expenditures	(33)	(81)
Proceeds from sale of business component	314	-
Net cash provided by (used in) investing activities	281	(81)

Cash Flows from Financing Activities:
Payment on convertible notes payable	(150)	(75)
Repayment of bank line of credit	-	(801)
Repayment of borrowings under receivables factoring agreement	(303)	-
Repurchase of treasury stock	(1)	-
Net cash used in financing activities	(454)	(876)
Net decrease in cash and cash equivalents	(857)	(263)
Cash and cash equivalents at beginning of period	2,152	1,132
Cash and cash equivalents at end of period	$1,295	$869
Supplemental disclosure of cash flow information:
Cash paid for interest	$68	$73
Cash paid for taxes	$8	$19

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation and facilities management. Our corporate offices are in Round Rock, Texas, and we also have facilities in Dulles, Virginia, and Los Altos, California.

The accompanying consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity (deficit) and cash flows. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining current ratio, and total stockholders’ deficit cause substantial doubt about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and concluded that we have adequate resources to continue to operate as a going concern. Our operating results improved in the second half of 2016 and generated positive cash from operations. In September 2016, we sold a portion of our facilities maintenance business for a purchase price of $950,000. During the fourth quarter of 2016, we elected to outsource a number of services that we had previously performed internally, allowing us to further reduce our level of operating expenses. During the first quarter of 2017 we sold certain identified assets and liabilities used in a portion of our construction management business for $350,000. These actions, along with other cost reductions we made, provided additional capital for our business, lowered our total operating costs, and allowed us to focus our business activities on systems integration and modular data center build and maintenance activities. We believe that there are further adjustments that could be made to our business if we were required to do so.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended March 31,
	2017	2016

US-based IT OEM	63%	22%
US-based data center company	-%	41%

No other customers represented more than 10% of our revenues for any periods presented. A US-based IT services company represented 33% and 17% of our accounts receivable at March 31, 2017 and December 31, 2016, respectively. Our US-based IT OEM customer represented 24% and 10% of our accounts receivable at March 31, 2017 and December 31, 2016, respectively. A US-based equipment company represented 16% of our accounts receivable at March 31, 2017. A US-based retail customer represented 25% of our accounts receivable at December 31, 2016. No other customer represented more than 10% of our accounts receivable at March 31, 2017 or at December 31, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is still evaluating disclosure requirements under the new standard and will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact current conclusions. We have engaged a third-party to assist in the assessment and implementation of this standard. We are beginning to assess the impact that these standards will have on our financial position and results of operations. Management expects to adopt the new standard using the modified retrospective method.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consist of the following (in ‘000’s):

	March 31, 2017	December 31, 2016
Contract and other receivables	$1,483	$2,393
Allowance for doubtful accounts	(6)	(4)
	$1,477	$2,389

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	March 31, 2017	December 31, 2016
Raw materials	$68	$61
less: Reserve	(2)	(2)
Inventories, net	$66	$59

Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in ‘000’s):

	March 31, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Intangible assets subject to amortization:
Customer relationships	$906	$(350)	$906	$(327)
Acquired software	$234	$(180)	$234	$(169)
Trade name	$60	(1)	$60	-

We recognized amortization expense related to intangibles of approximately $35,000 and $34,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2016 as part of our annual testing for impairment. We used a combination of valuation methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there were events and circumstances in existence at December 31, 2016 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2016 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three-month period ended March 31, 2017 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consist of the following (in $’000):

	Estimated Useful	March 31,	December 31,
	Lives	2017	2016
Vehicles	5 years	$32	$32
Trade equipment	5 years	162	162
Leasehold improvements	2 – 5 years	292	292
Furniture and fixtures	7 years	18	16
Computer equipment and software	3 years	1,354	1,324
		1,858	1,826
Less accumulated depreciation		(1,383)	(1,282)
Property and equipment, net		$475	$544

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $0.1 million for each of the three-month periods ended March 31, 2017 and 2016.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	March 31, 2017	December 31, 2016
Accounts payable	$2,805	$3,652
Accrued expenses	497	1,053
Compensation, benefits & related taxes	374	576
Other accrued expenses	20	38
Total accounts payable and accrued expenses	$3,696	$5,319

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000):

	March 31, 2017	December 31, 2016
Convertible notes payable	$100	$250
Less unamortized discount	(2)	(4)

Notes Payable due Feb. 2020	945	945
Less unamortized discount and debt issuance costs	(110)	(120)
	933	1,071
Current portion of long-term borrowing	(98)	(246)
Non-current portion of long-term borrowing	$835	$825

We currently have outstanding convertible notes payable to Gerard J. Gallagher, a director, Senior Technical Advisor and Founder of the Company. As of March 31, 2017, there was an aggregate principal balance outstanding under the note of $100,000.

In December 2015, we amended the terms of the convertible notes payable to revise the future payment schedule and to extend the maturity date of the promissory note from January 1, 2016 to July 1, 2017. Under the amended payment schedule, the Company made monthly principal payments of $25,000 to Mr. Gallagher for a fourteen-month period beginning January 1, 2016 and ending on February 1, 2017. The Company also made an additional principal payment of $100,000 on March 1, 2017. The remaining outstanding balance is due on July 1, 2017. The Company will continue to make monthly interest payments. The interest rate was also increased to an annual rate of 5% per annum effective January 1, 2016.

In connection with the amendment to the convertible notes payable to Mr. Gallagher in December 2015, the Company and Mr. Gallagher entered into a warrant agreement granting Mr. Gallagher the right to purchase up to 100,000 shares of the Company’s common stock. The warrant is exercisable for a period of up to five years from December 21, 2016 with an exercise price of $0.15 per share. The exercise price and number of shares of common stock issuable upon exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant has been recorded as a discount against the balance of the convertible notes payable, and will be amortized to interest expense over the remaining term of the convertible notes payable.

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the warrant was approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrant, resulting in a recognition of a discount on the loan of approximately $168,000 and a corresponding increase to additional paid in capital. This discount will be amortized using the straight-line method which approximates the effective interest rate method over the term of the loan. $8,000 was amortized during each of the three-month periods ended March 31, 2017 and 2016, respectively.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the Warrant.

Note 4 – Receivables Factoring Agreement

In May 2016, we entered into a receivables-factoring agreement with RTS Financial Service, Inc. (“RTS”). Under the terms of this agreement, we may offer for sale, and RTS in its sole discretion may purchase our eligible receivables (the “Purchased Accounts”). Upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations by us.

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

Our obligations under the receivables factoring agreement are secured by all present and future accounts receivable (provided, however that accounts for one customer are excluded) and all chattel paper, instruments, general intangibles, securities, contract rights, insurance, proceeds, property rights and interests associated therewith, as well as all equipment, inventory and deposit accounts of the Company.

RTS may require us to repurchase a Purchased Account if we breach any warranty or otherwise violate or default on any of our obligations under the factoring agreement or if the Purchased Account is not paid in full on or before the payment due date of such Purchased Account or within 120 days after the invoice date of such Purchased Account.

The receivables factoring agreement has an initial term of 12 months and automatically renews for successive 12-month renewal periods unless terminated pursuant to the terms of the agreement. We may terminate the agreement at the end of the initial term upon 60 days’ notice and payment of an early termination fee to RTS in the amount of $10,000. We may also terminate the agreement at any time during the first 24 months upon 30 days’ notice and payment of an early termination fee based on the average monthly amount purchased during the term of the agreement. RTS may terminate the agreement upon 90 days’ notice to us or immediately upon the occurrence of certain events.

Note 5 – Sale of Business Component

On January 31, 2017, we completed the sale of certain identified assets and liabilities associated with a specific customer contract from our project management business for $350,000 pursuant to an Asset Purchase Agreement (“APA”) dated December 12, 2016 with Tech Site Services, LLC, a privately held Maryland company. The sale price was subject to certain post-closing adjustments relating to working capital and obtaining the consent of the customer as a condition of closing. Tech Site Services, LLC also must pay us an earn-out payment equal to 10% of all revenue generated under the customer contract in excess of $2.5 million in each 12-month period during the two-year period after the closing of this transaction.

The transaction closed on January 31, 2017. The APA contains representations, warranties, covenants and indemnification provisions customary for a transaction of this type. Many of the representations made by us are subject to, and qualified by materiality or similar concepts. Both parties have agreed to indemnify the other party for certain losses arising from the breach of the APA and for certain other liabilities, subject to specified limitations. In connection with the transaction both parties will provide transition services with respect to the business activities that were sold.

The customer contract and intellectual property sold had a net book value of $0. As a result of the sale, Tech Site Services LLC assumed liabilities of $7,000, resulting in $343,000 of cash proceeds that was paid to us upon closing. Additionally, we incurred approximately $29,000 in legal, escrow and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of approximately $321,000 in our consolidated statement of operations for the three-month period ended March 31, 2017.

On July 1, 2016, we adopted ASU 2014-08 regarding discontinued operations. As a result, we evaluated the sale of a portion of our project maintenance business component in light of this new standard. We concluded that the sale of a portion of our project management business component in January 2017 was not a “material shift” (as defined in ASU 2014-08) for us and therefore, is not considered a discontinued operation. In accordance with ASU 2014-08, the following information is being provided:

	Three- months ended March 31,
	2017	2016
Pre-tax profit related to project management business sold	$47	$107

Note 6 - Net Income (Loss) Per-Share

Basic and diluted income (loss) per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted income per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for income (loss) from continuing operations. The table below represents the numerator and shares represent the denominator (in thousands except per share amounts).

	Three Months Ended March 31,
	2017	2016
Basic net income(loss) per share:
Numerator:
Net income (loss)	$254	$(1,167)
Denominator:
Weighted-average shares of common stock outstanding	15,526	15,658
Basic net income(loss) per share	$0.02	$(0.07)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$254	$(1,167)
Plus interest expense on convertible debt	2	-
	256	(1,167)
Denominator:
Weighted-average shares of common stock outstanding	15,526	15,658
Effect of conversion of convertible notes	13	16
Number of shares used in diluted per-share computation	15,539	15,658

Diluted net income (loss) per share	$0.02	$(0.07)

For the three-month period ended March 31, 2017, potentially dilutive shares of 3,282,000 were excluded from the calculation of dilutive shares because the options’ and warrant exercise prices were greater than the average market price of the common stock and the effect of including them would have been anti-dilutive.

For the three-month period ended March 31, 2016, potentially dilutive shares of 3,622,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss in the period.

Note 7 – Related Party Transactions

We have $100,000 principal outstanding at March 31, 2017 in convertible notes payable to Mr. Gallagher, a director, and our Senior Technical Advisor and Founder, net of remaining discount of $2,000. The convertible notes bear interest at 5% per annum and are subordinated to our borrowings to MHW and to RTS under our receivables financing agreement. Per the terms of the notes, we paid interest of $2,000 and $6,000 during the three month periods ended March 31, 2017 and 2016, respectively. We repaid principal against the convertible notes of $150,000 and $75,000 in the three -month periods ended March 31, 2017 and 2016, respectively.

We have $945,000 principal outstanding at March 31, 2017 in promissory notes payable to MHW, net of remaining discount of $110,000. Per the terms of the notes we paid interest of $28,000 during each of the three-month periods ended March 31, 2017 and 2016, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 8 Segment Reporting

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

Revenue and operating results by reportable segment reconciled to reportable net loss for the three-month periods ended March 31, 2017 and 2016 and other segment-related information is as follows (in thousands):

	Three Month Periods
	ended March 31,
	2017	2016
Revenues:
Facilities	$2,488	$6,733
System integration services	1,901	942
Total revenues	$4,389	$7,675

Income (loss) from operations:
Facilities	$1,237	$658
System integration services. .	272	(228)
Other consolidated activities.	(1,209)	(1,524)
Consolidated income (loss from) operations	$300	$(1,094)

Depreciation expense:
System integration services	$93	$87
Other consolidated activities	11	19
Consolidated depreciation expense	$104	$106

Interest expense
Facilities	$—	$—
System integration services	—	—
Other consolidated activities	77	80
Consolidated interest expense	$77	$80

	March 31, 2017	Dec. 31, 2016
Total Assets
Facilities	$3,111	$4,190
System integration services	1,760	1,938
Other consolidated activities	1,611	2,448
Total assets.	$6,482	$8,576

Other consolidated activities relates to operating costs not specifically attributable to each business segment including sales, marketing, executive and administrative support functions including activities such as finance, human resources and IT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2016 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation and facilities management.

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

RESULTS OF OPERATIONS

Revenue

Revenue consists of fees earned from the planning, design and construction project management for mission-critical facilities and information infrastructures, as well as fees earned from providing equipment and maintenance services for these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive all our revenue from the U.S. market.

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

Revenues for the three-month period ended March 31, 2017 decreased by $3.3 million, or 43% compared to the same period in 2015. This decrease reflects a $4.2 million or 80% decrease in our facilities services revenues as our project management activities, including equipment procurement, decreased due to the absence of large customer projects in the current period. The prior year included $4 million from a large data center build project that we concluded in 2016. We have made the decision to perform less of these projects due to the low margins they generate and the related high working capital requirements, and to emphasize our higher-margin service offerings such as facility maintenance and systems integration. This decrease in our facilities revenues was offset by a $1 million or 95% increase in our systems integration business driven by higher demand compared to 2016 from our largest channel partner. Our revenue of $4.4 million in the three-month period ended March 31, 2017 was 39% or $2.9 million lower than the $7.3 million in revenue we had in the fourth quarter of 2016 primarily due to lower levels of construction management and equipment procurement services.

We anticipate that our quarterly revenues will be lower than historical levels over the remainder of 2017 as we concentrate our business on facilities maintenance and systems integration services. We made the decision in late 2016 to outsource a number of services that we had previously staffed directly, including consulting design, engineering and some project management services. This has allowed us to reduce our overhead expenses. We believe that this will decrease the variability in our quarterly revenues and decrease the variability in our working capital by eliminating these large one-off projects. We believe this will also help us manage our liquidity, and contribute to improved profitability.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 58% for the three-month period ended March 31, 2017 compared to 83% for the same period in 2016 and 69% in the fourth quarter of 2016. This decrease is because of a lower level of equipment procurement costs and subcontractor expense in 2017 due to the absence of large project management activities, and from higher utilization of our systems integration facility in 2017 compared to the same period in 2016 as revenues from this business unit increased. We have higher costs and lower margins from project management activities including equipment procurement, and the decrease in this revenue in absolute value and as a percentage of our total revenues compared to the prior year resulted in a lower cost of revenue.

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

Gross Profit

For the three-month period ended March 31, 2017 our gross profit was 42% of revenue, compared to a gross profit margin of 17% in the first quarter of 2016 and a gross profit margin of 31% in the fourth quarter of 2016. This increase resulted in our gross profit being $1.9 million for the quarter, compared to a gross profit of $1.3 million on higher revenue in the first quarter of 2016. This comparison highlights the differences in profit margins for our different service offerings. Our revenue mix in this current quarter was more favorable from a profit perspective as our revenue growth was all in our higher margin activities including facilities maintenance and systems integration activities. Our ability to maintain these levels of gross margin will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2017 our selling, general and administrative expenses decreased by $510,000 or 23% compared to the same period of 2016. This decrease was due to lower headcount related costs and lower professional fees, including accounting and legal fees.

Gain on sale of Business Component

In January 2017, we completed the sale of certain identified assets and liabilities connected with a specific customer contract from our project management business for $350,000. The buyer assumed net liabilities of $7,000 resulting in cash proceeds of $343,000. Additionally, we incurred approximately $29,000 in legal, escrow and other costs that would not have been incurred otherwise. As a result, we recorded a net gain of approximately $321,000 from the sale of these assets during the quarter

Operating income

For the three-month period ended March 31, 2017 we recorded an operating profit of $0.3 million. This was an improvement of $1.4 million from the operating loss of $1.1 million that we had in the in the first quarter of 2016. This improvement was driven by higher gross profits from our more favorable revenue mix, lower operating expenses and the gain realized upon sale of a customer contract.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2017 are our cash and cash equivalents on hand, funds available under our receivables factoring agreement and projected cash flows from operating activities.

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

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2017 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

In May 2016 we entered into a full-recourse receivables factoring agreement with RTS Financial Service (RTS) whereby RTS may purchase eligible accounts receivable from us. RTS will advance 80% of the face value of our receivables and the balance (less fees) is paid to us after our customer remits funds to RTS. Advances are subject to a financing cost of prime plus 7% per annum. Advances under this agreement are at the discretion of RTS and there is no maximum or committed facility amount such as existed under our bank-based revolving credit facility We have not yet determined what impact, if any, that this different type of financing facility will have on our liquidity and working capital management, or if it will be adequate for our needs. Upon entering this facility with RTS we repaid all outstanding amounts due under our revolving credit facility with Bridge Bank.

Our quarterly operating results have shown mixed but improving results over the past twelve months with large quarterly fluctuations in revenue and operating results. Our quarterly revenues have fluctuated between $4.4 million to $7.3 million. Our gross profit margin has ranged from 27% to 42%, and our operating results have varied from an operating loss of $0.1 million to an operating profit of $0.3 million in the first quarter of 2017. We continue to operate the business with a net working capital deficit and with a stockholders’ equity deficiency. Due to these fluctuations and our liquidity position, we continue to look at alternative sources of funding to strengthen our balance sheet. We are currently evaluating both debt and equity financing alternatives. There can be no guarantee that such financing will be available to or that we will complete any such financing.

As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $1.3 million and $2.2 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities for the three-month period ended March 31, 2017 was $0.7 million compared to cash provided from operating activities of $0.7 million for the three-month period ended March 31, 2016. This decrease was primarily driven by reductions in our accounts payable and accrued expenses as we completed a number of large project management contracts, offset by higher net income of approximately $1.4 million compared to the first quarter of 2016.

Changes in our working capital have been driven by changes in the timing of product orders and delivery of products and services. We derive revenue from different products and services and some of these, in particular, our project management services, can be large in value, exceeding $10 million in certain cases. As we or our subcontractors perform work on these large contracts, we have significant fluctuations in the level of our receivables and payables, especially on a quarterly basis. We had one large construction management project during the first quarter of 2016 but did not have such a project in progress at the end of the first quarter of 2017. As we discontinue the number of large project management contracts, we would anticipate a decrease in the amount of quarterly fluctuations we have in our working capital.

Investing activities:

Cash provided from investing activities was $0.3 million during the three-month period ended March 31, 2017 compared to cash used in investing activities of $0.1 million in 2016. In 2017, we received cash proceeds of approximately $0.3 million from the sale of a specific customer contract, offset by purchases of property and equipment. Our capital expenditures were approximately $33,000 and $81,000 in 2017 and 2016, respectively, as we invested in equipment and testing infrastructure in our systems integration facility.

Financing activities:

Cash used in financing activities was $454,000 for the three-month period ended March 31, 2017 compared to cash used in financing activities of $876,000 for the three-month period ended March 31, 2016. In the first quarter of 2017 we repaid $303,000 against our accounts receivables factoring facility and repaid $150,000 against our convertible notes payable to Mr. Gallagher. In the first quarter of 2016 we repaid $75,000 against our convertible notes payables to Mr. Gallagher and repaid $801,000 against our revolving bank facility as our level of eligible receivables decreased.

Future uses of cash

Our history of annual operating losses, declining current ratio, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. During 2016, we sold off a portion of our facilities maintenance operation and in the first quarter of 2017 we sold a customer contract from our project management operations. Combined, these actions provided $1.3 million in liquidity to the business. During the fourth quarter of 2016 we also made the decision to outsource certain service offerings which further allowed us to reduce our headcount and our level of overhead expenses, and we closed our office facility in Maryland. We believe that there are further adjustments that could be made to our business if we were required to do so. We have had operating profits for the last three quarters and believe that by focusing our business on facilities maintenance and systems integration activities, we have a higher probability of sustaining profitability and improving our overall liquidity position.

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

If we raise additional funds through the issuance of convertible debt or equity securities, the ownership of our existing stockholders may be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain business activities or to sell all or parts of our operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2016. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Management, including the Chief Executive Officer and the Chief Financial Officer, assesses the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended March 31, 2017	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jan. 1, 2017 - Jan. 31, 2017	-	$-	-	-
Feb. 1, 2017 – Feb. 29, 2017	-	$-
Mar. 1, 2017 – Mar. 31, 2017	10,771	$0.09	-	-
Total	10,771	$0.09

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

10.1

Amendment to Executive Employment Agreement, effective April 5, 2017, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.2	Amendment to Stock Option Agreement, dated as of April 10, 2017, between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.3	Amendment to Stock Option Agreement, dated as of April 10, 2017, between the Company and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.4	Amendment to Award Agreement, dated as of April 10, 2017, between the Company and Martin T. Olsen (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.5	Amendment to Award Agreement, dated as of April 10, 2017, between the Company and John K. Penver (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-k filed on April 5, 2017, and incorporated herein by reference).

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: May 15, 2017	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)