Form 10-Q
period 2017-06-30
TSS, Inc.
filed 2017-08-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 14, 2017              15,557,130

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended June 30, 2017

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward- looking statements made in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as those made in other filings with the SEC.

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	June 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,026	$2,152
Contract and other receivables, net	1,195	2,389
Costs and estimated earnings in excess of billings on uncompleted contracts	300	539
Inventories, net	122	59
Prepaid expenses and other current assets	383	252
Total current assets	3,026	5,391
Property and equipment, net	436	544
Goodwill	1,907	1,907
Intangible assets, net	633	704
Other assets	112	30
Total assets	$6,114	$8,576

Current Liabilities:
Long-term borrowings, current portion, net	$100	$246
Borrowings under receivables factoring agreement	284	737
Accounts payable and accrued expenses	2,940	5,319
Billings in excess of costs and estimated earnings on uncompleted contracts	3,088	2,818
Total current liabilities	6,412	9,120
Long-term borrowings, less current portion	845	825
Other liabilities	23	62
Total liabilities	7,280	10,007

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2017 and December 31, 2016; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2017 and December 31, 2016; 16,316 and 16,370 issued; 15,557 and 15,622 outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	68,559	68,522
Treasury stock 759 and 748 shares at cost at June 30, 2017 and December 31, 2016, respectively	(1,533)	(1,532)
Accumulated deficit	(68,194)	(68,423)
Total stockholders' equity (deficit)	(1,166)	(1,431)
Total liabilities and stockholders’ equity (deficit)	$6,114	$8,576

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Results of Operations:
Revenue	$4,198	$7,029	$8,587	$14,704
Cost of revenue	2,444	4,861	4,974	11,231
Gross profit	1,754	2,168	3,613	3,473
Selling, general and administrative expenses	1,555	2,077	3,298	4,329
Depreciation and amortization	125	151	263	298
Gain on sale of business component	-	-	(321)	-
Total operating costs	1,680	2,228	3,240	4,627
Income (loss) from operations	74	(60)	373	(1,154)
Other income (expense):
Interest expense, net	(74)	(111)	(151)	(191)
Other income (expense), net	(3)	2	(3)	9
Income (loss) from operations before income taxes	(3)	(169)	219	(1,336)
Income tax (benefit) expense	21	-	(10)	-
Net income (loss)	$(24)	$(169)	$229	$(1,336)

Basic and diluted loss per share:
Income (loss) per common share	$(0.00)	$(0.01)	$0.01	$(0.09)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2017

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance January 1, 2017	16,370	$2	$68,522	(748)	$(1,532)	$(68,423)	$(1,431)
Stock-based compensation	-	-	37	-	-	-	37
Treasury stock repurchased	-	-	-	(11)	(1)	-	(1)
Cancellation of restricted stock	(54)	-	-	-	-	-	-
Net income	-	-	-	-	-	229	229
Balance at June 30, 2017	16,316	$2	$68,559	(759)	$(1,533)	$(68,194)	$(1,166)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$229	$(1,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	263	298
Provision for doubtful accounts	(2)	(5)
Amortization of debt discount	20	41
Stock-based compensation	37	134
Gain on sale of business component	(321)	-
Changes in operating assets and liabilities:
Contract and other receivables	1,196	4,516
Costs and estimated earnings in excess of billings on uncompleted contracts	239	390
Inventories, net	(63)	3
Prepaid expenses and other assets	(210)	(190)
Accounts payable and accrued expenses	(2,375)	(1,443)
Billings in excess of costs and estimated earnings on uncompleted contracts	270	(865)
Other liabilities	(39)	4
Net cash provided by (used in) operating activities	(756)	1,547
Cash Flows from Investing Activities:
Capital expenditures	(80)	(176)
Proceeds from sale of business component	314	-
Net cash provided by (used in) investing activities	234	(176)
Cash Flows from Financing Activities:
Payment on long-term borrowings	(150)	(150)
Repayment of bank line of credit	-	(2,150)
(Repayment) borrowings under receivables factoring agreement	(453)	337
Repurchase of treasury stock	(1)	-
Net cash used in financing activities	(604)	(1,963)
Net decrease in cash and cash equivalents	(1,126)	(592)
Cash and cash equivalents at beginning of period	2,152	1,132
Cash and cash equivalents at end of period	$1,026	$540
Supplemental disclosure of cash flow information:
Cash paid for interest	$132	$145
Cash paid for taxes	$19	$31

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

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of annual operating losses, declining current ratio, and total stockholders’ deficit cause substantial doubt about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and concluded that we have adequate resources to continue to operate as a going concern. Our operating results have improved since the second half of 2016. In September 2016, we sold a portion of our facilities maintenance business for a purchase price of $950,000. During the fourth quarter of 2016, we elected to outsource multiple services that we had previously performed internally, allowing us to further reduce our level of operating expenses. During the first quarter of 2017, we sold certain identified assets and liabilities used in a portion of our construction management business for $350,000. These actions, along with other cost reductions we made, provided additional capital for our business, lowered our total operating costs, improved our operating profits, and allowed us to focus our business activities on systems integration and modular data center build and maintenance activities. In July 2017, we modified and extended the term of our long-term debt and we also borrowed an additional $650,000 in long-term debt to help us improve our liquidity and manage our working capital. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2017 or significantly affect our level of liquidity, which may require us to take measures to reduce our operating costs or obtain funding to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These consolidated financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

Revenue Recognition

We recognize revenue when pervasive evidence of an arrangement exists, the contract price is fixed or determinable, services have been rendered or goods delivered, and collectability is reasonably assured. Our revenue is derived from facility service and maintenance contracts, product shipments, time-and-materials contracts, fixed price contracts, and cost-plus-fee contracts (including guaranteed maximum price contracts).

Revenue from facility service and maintenance contracts are usually performed under master and other service agreements billed on a fixed fee basis. These services agreements are recognized on the proportional performance method or ratably over the course of the service period and costs are recorded as incurred in performance.

We recognize revenue from integration of assembled products when the finished product is shipped and collection of the resulting receivable is reasonably assured. In arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.

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

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT Original Equipment Manufacturer (OEM). If this relationship is unsuccessful or discontinues, our business and revenue would suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue. As our business evolves we are establishing relationships with a number of additional IT OEM customers and resellers

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

US-based IT OEM	63%	49%	63%	35%
US-based data center company	-	6%	-	24%
Global IT services company	11%	2%	6%	3%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 29% and 10% of our accounts receivable at June 30, 2017 and December 31, 2016, respectively. A US-based data center services company represented 40% of our accounts receivable at June 30, 2017. A US-based retail customer represented 25% of our accounts receivable at December 31, 2016. A US-based IT services company represented 17% of our accounts receivable at December 31, 2016. No other customer represented more than 10% of our accounts receivable at June 30, 2017 or at December 31, 2016.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2017	December 31, 2016
Contract and other receivables	$1,201	$2,393
Allowance for doubtful accounts	(6)	(4)
	$1,195	$2,389

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	June 30, 2017	December 31, 2016
Raw materials	$124	$61
less: Reserve	(2)	(2)
Inventories, net	$122	$59

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	June 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Intangible assets subject to amortization:
Customer relationships	$906	$(372)	$906	$(327)
Acquired software	$234	$(192)	$234	$(169)
Trade name	$60	$(3)	$60	-

We recognized amortization expense related to intangibles of approximately $36,000 and $35,000 for the three-month periods ended June 30, 2017 and 2016, respectively. We recognized amortization expense related to intangibles of approximately $71,000 and $69,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2016 as part of our annual testing for impairment. We used a combination of valuation methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there were events and circumstances in existence at December 31, 2016 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2016 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three or six-month periods ended June 30, 2017 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in $’000):

	Estimated Useful	June 30,	December 31,
	Lives	2017	2016
Vehicles	5 years	$32	$32
Trade equipment	5 years	162	162
Leasehold improvements	2 – 5 years	307	292
Furniture and fixtures	7 years	18	16
Computer equipment and software	3 years	1,387	1,324
		1,906	1,826
Less accumulated depreciation		(1,470)	(1,282)
Property and equipment, net		$436	$544

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $87,000 and $109,000 the three-month periods ended June 30, 2017 and 2016, respectively , and $189,000 and $215,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	June 30, 2017	December 31, 2016
Accounts payable	$1,874	$3,652
Accrued expenses	599	1,053
Compensation, benefits & related taxes	448	576
Other accrued expenses	19	38
Total accounts payable and accrued expenses	$2,940	$5,319

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000):

	June 30, 2017	December 31, 2016
Convertible notes payable	$100	$250
Less unamortized discount	-	(4)

Notes Payable due Feb. 2020	945	945
Less unamortized discount and debt issuance costs	(100)	(120)
	945	1,071
Current portion of long-term borrowing	(100)	(246)
Non-current portion of long-term borrowing	$845	$825

We currently have an outstanding convertible note payable to Gerard J. Gallagher, a director , senior technical advisor and founder of the Company. As of June 30, 2017, there was an aggregate principal balance outstanding under the note of $100,000.

In December 2015, we amended the terms of the convertible note payable to revise the future payment schedule and to extend the maturity date of the promissory note from January 1, 2016 to July 1, 2017. Under the amended payment schedule, the Company made monthly principal payments of $25,000 to Mr. Gallagher for a fourteen-month period beginning January 1, 2016 and ending on February 1, 2017. The Company also made an additional principal payment of $100,000 on March 1, 2017. The remaining outstanding balance was due on July 1, 2017, and has been repaid. The interest rate was also increased to an annual rate of 5% per annum effective January 1, 2016.

In connection with the amendment to the convertible notes payable to Mr. Gallagher in December 2015, the Company and Mr. Gallagher entered into a warrant agreement granting Mr. Gallagher the right to purchase up to 100,000 shares of the Company’s common stock. The warrant is exercisable for a period of up to five years from December 21, 2016 with an exercise price of $0.15 per share. The exercise price and number of shares of common stock issuable upon exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant has been recorded as a discount against the balance of the convertible note payable, and will be amortized to interest expense over the remaining term of the convertible note payable.

In February 2015, we entered into a multiple advance term loan agreement and related agreements with MHW SPV II, LLC (‘‘MHW’’), an entity affiliated with the Chairman of our Board of Directors, for a loan in the maximum amount of $2 million. We borrowed $945,000 under this loan agreement on February 3, 2015 and executed a promissory note to evidence this loan and the terms of repayment.

The loan requires interest-only payments made monthly, beginning March 1, 2015, and bears annual interest at a fixed rate of 12%. The loan has a maturity date of February 3, 2020. We can prepay the loan at any time, subject to a prepayment fee of 1% of the amount prepaid if the prepayment is made between February 4, 2017 and February 3, 2018.

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. The warrant is exercisable for a period of five years from February 3, 2015 at an exercise price of $0.50 for the first 472,500 shares, $1.00 for the next 425,250 shares and $1.30 for the final 218,077 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the warrant was determined to be approximately $204,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrant, resulting in a recognition of a discount on the loan of approximately $168,000 with a corresponding increase to additional paid in capital. This discount will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. $8,000 was amortized during each of the three-month periods ended June 30, 2017 and 2016, respectively, and $16,000 was amortized during each of the six-month periods ended June 30, 2017, respectively.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance related fee tied to any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant.

As described below, we modified the terms of this loan and warrant in July 2017.

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

RTS’s fee for each Purchased Account is computed daily until the amount of the Purchased Account is paid to RTS, and such fee equals the amount of the Purchased Account multiplied by the sum of the prime rate then in effect plus 7%, divided by 360. RTS will pay us 80% of the amount of the Purchased Accounts upon purchase and the balance (less fees) is paid to us upon collection of the Purchased Account by RTS.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Pre-tax profit related to project management business sold	$23	$5	$70	$111

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(24)	$(169)	$229	$(1,336)
Denominator:
Weighted-average shares of common stock outstanding	15,497	15,665	15,512	15,662
Basic net income (loss) per share	$0.00	$(0.01)	$0.01	$(0.09)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(24)	$(169)	$229	$(1,336)
Plus interest expense on convertible debt	-	-	4	-
	$(24)	$(169)	$233	$(1,336)
Denominator:
Weighted-average shares of common stock outstanding	15,497	15,665	15,512	15,662
Dilutive options and warrants outstanding	-	-	1,065	-
Effect of conversion of convertible notes	-	-	13	-
Number of shares used in diluted per-share computation	15,497	15,665	16,590	15,662

Diluted net income (loss) per share	$(0.00)	$(0.01)	$0.01	$(0.09)

For the three-month periods ended June 30, 2017 and 2016 potentially dilutive shares of 3,282,000 and 3,496,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive to the net loss in those periods.

For the six-month period ended June 30, 2016, potentially dilutive shares of 3,496,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive due to the net loss in that period.

Note 7 – Related Party Transactions

We had $100,000 principal outstanding at June 30, 2017 in a convertible note payable to Mr. Gallagher, a director, and our senior technical advisor and founder. The convertible note bear interest at 5% per annum and is subordinated to our borrowings to MHW and to RTS under our receivables financing agreement. Per the terms of the notes, we paid interest of $1,000 and $5,000 during the three-month periods ended June 30, 2017 and 2016, respectively, and we paid interest of $3,000 and $12,000 during the six-month periods ended June 30, 2017 and 2016, respectively. We repaid principal against the convertible note of $0 and $75,000 in the three-month periods ended June 30, 2017 and 2016, respectively. We repaid principal against the convertible note of $150,000 in each of the six -month periods ended June 30, 2017 and 2016, respectively.

We have $945,000 principal outstanding at June 30, 2017 in promissory notes payable to MHW, net of remaining discount of $100,000. Per the terms of the notes, we paid interest of $28,000 during each of the three-month periods ended June 30, 2017 and 2016, respectively, and we paid interest of $56,000 during each of the six-month periods ended June 30, 2017 and 2016, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 8 – Segment Reporting

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and six-month periods ended June 30, 2017 and 2016 and other segment-related information is as follows (in thousands):

	Three Month Periods ended June 30,		Six Month Periods ended June 30,
	2017	2016	2017	2016
Revenues:

Facilities	$2,729	$5,269	$5,217	$12,002
System integration services	1,469	1,760	3,370	2,702
Total revenues	$4,198	$7,029	$8,587	$14,704

Income (loss) from operations:
Facilities	$515	$58	$1,072	$(493)
System integration services	(441)	(118)	(699)	(661)
Total income (loss) from operations	$74	$(60)	373	$(1,154)

Depreciation expense:
Facilities	$8	$18	$17	$37
System integration services	79	91	172	178
Consolidated depreciation expense	$87	$109	$189	$215
Interest expense
Facilities	$42	$87	$85	$154
System integration services	32	24	66	37
Consolidated interest expense	$74	$111	$151	$191

	June 30, 2017	Dec. 31, 2016
Total Assets
Facilities	$3,007	$4,190
System integration services	1,590	1,938
Other consolidated activities	1,517	2,448
Total assets	$6,114	$8,576

Other consolidated activities include assets not specifically attributable to each business segment including cash, prepaid and other assets that are managed at a corporate level.

Note 9 – Subsequent Events

On July 19, 2017, we amended and restated the terms of our multiple advance term loan agreement and related agreements (the “Loan Agreements”) with MHW and MHW Partners, LP (“MHW Partners”), an entity affiliated with MHW, whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan we borrowed in February 2015 to July 19, 2022. As part of this modification, the interest rate remains at 12% per annum, however it was changed so that 6% is paid in cash monthly, in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. We also modified the warrant that was issued with the 2015 loan to lower the exercise price of the warrants and extended the term of the warrant to July 19, 2022.

On July 19, 2017 we also borrowed an additional $650,000 from MHW Partners. This loan ranks parri passu with the promissory notes held by MHW and is subject to the Loan Agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum, payable in cash monthly in arrears at a fixed rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022.

We can repay the notes issued to MHW and MHW Partners at any time, subject to a prepayment fee of (a) 4% if the prepayment is made prior to July 20, 2018, (b) 2% if the prepayment is made between July 20, 2018 and July 19, 2019, and (c) 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

The Loan Agreement and ancillary documents include customary affirmative covenants for secured transactions of this type, including compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes and notice of adverse events. The Loan Agreement and ancillary documents include customary negative covenants, including limitations on liens on assets of the Borrowers.

The Loan Agreement and ancillary documents include customary events of default, including payment defaults, the making of false or misleading representations or warranties included in the Loan Agreement and ancillary documents, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults and dissolution and liquidation defaults.

The obligations under the Loan Agreement and the promissory notes described above are secured by substantially all of the Borrower’s assets pursuant to the terms of an amended and restated security agreement (the “Security Agreement”). The Security Agreement amends and restates the security agreement from the Borrowers in favor of MHW SPV dated February 3, 2015.

In conjunction with entering into this new loan, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. This warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable on exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

Peter H. Woodward, the chairman of the board of directors of the Company, is a principal of MHW Capital Management, LLC, which is the investment manager of MHW Partners. MHW Capital Management, LLC is entitled to a performance related fee tied to appreciation in the valuation of the common stock of the Company in excess of the applicable strike price under the warrants issued to MHW and MHW Partners.

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

RESULTS OF OPERATIONS

Revenue

Revenue consists of fees earned from the planning, design and project management for mission-critical facilities and information infrastructures, as well as fees earned from providing equipment and maintenance services for these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive all our revenue from the U.S. market.

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all of the customers equipment (excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter into comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

Revenues for the three-month period ended June 30, 2017 decreased by $2.8 million, or 40% compared to the same period in 2016. This decrease reflects a $2.5 million or 48% decrease in our facilities services revenues as our project management and design activities, including equipment procurement, decreased following our decision in 2016 to focus less on these services and to focus more on higher margin services such as facilities maintenance and systems integration. We made this decision to perform less design and project management services due to the low margins they generate and the related high working capital and headcount requirements. Revenues in our systems integration business decreased by $0.3 million or 17% compared to the prior year, primarily due to a lower level of integration services connected with modular data center integrations services compared to 2016. Our revenue of $4.2 million in the three-month period ended June 30, 2017 was 4% or $0.2 million lower than the $4.4 million in revenue we had in the first quarter of 2017 primarily due to lower levels of project management and equipment procurement services.

Revenues for the six-month period ended June 30, 2017 decreased by 42% or $6.1 million compared to the same period in 2016. This decrease reflects a $6.7 million or 48% decrease in our facilities services revenue primarily caused by the sale of portions of this business in 2016 and 2017, and our decision to perform less equipment procurement and data center construction-related projects. This decrease was offset by a $0.6 million or 25% increase in our systems integration business, reflecting higher demand compared to the prior year.

We anticipate that our quarterly revenues will be lower than historical levels over the remainder of 2017 as we concentrate our business on facilities maintenance and systems integration services. We made the decision in late 2016 to outsource multiple services that we had previously staffed directly, including consulting design, engineering and some construction project management services. This allowed us to reduce our overhead expenses. We believe that this will decrease the variability in our quarterly revenues and decrease the variability in our working capital by eliminating these large one-off projects. We believe this will also help us manage our liquidity, and contribute to improved profitability.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 58% for the three-month period ended June 30, 2017 compared to 69% for the same period in 2016 and 58% in the first quarter of 2017. This decrease from 2016 is because of a lower level of equipment procurement costs and subcontractor expense in 2017 due to the absence of large project management activities, and also from higher utilization of our systems integration facility in 2017 compared to the same period in 2016 as revenues from this business unit increased. We have higher costs and lower margins from project management activities including equipment procurement, and the decrease in this revenue in absolute value and as a percentage of our total revenues compared to the prior year, resulted in a lower cost of revenue.

For the six-month period ended June 30, 2017, the cost of revenue as a percentage of revenue was 58%, compared to 76% in the same period of 2016. This decrease reflects the lower level of project management and construction services and equipment procurement revenues in 2017.

Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to the use of subcontracted labor or third-party material. Our systems integration activities mainly comprise labor services, so growth in this business will favorably impact the ratio of cost of services to revenue. Conversely, as subcontracted labor or third-party material purchases for customer projects increase relative to our own labor services or overall cost of services, we expect the ratio of cost of services to revenue to increase. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. With our decision to perform less procurement and project management activities we anticipate a lower level of third-party subcontracted labor and expect our cost of revenue as a percentage of revenue to decrease compared to historical levels.

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

Gross Profit

For the three-month period ended June 30, 2017, our gross profit was 42% of revenue, compared to a gross profit margin of 31% in the second quarter of 2016 and a gross profit margin of 42% in the first quarter of 2017. This improvement in margin compared to 2016 resulted in our gross profit being $1.8 million for the quarter, compared to a gross profit of $2.2 million in the second quarter of 2016. Our revenue mix in this current quarter was more favorable from a profit perspective as our revenue was all in our higher margin activities including facilities and systems integration activities. For the six-month period ended June 30, 2017, our gross profit margin was 42% of revenue compared to 24% in the same period of 2016. Despite $6.1 million less revenue compared to the first half of 2016, this improved gross margin allowed us to increase our gross profit by 4% or $0.1 million to $3.6 million in 2017. This largely reflects the discontinuation of design, construction management and equipment procurement activities and elimination of the associated overhead of these activities.

Our ability to maintain these levels of gross margin will depend, in part, upon our ability to further increase sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our systems integration facility, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended June 30, 2017, our selling, general and administrative expenses decreased by $522,000 or 25% compared to the same period of 2016. This decrease was due to lower headcount related costs and lower professional fees, including accounting and legal fees and due to the closure of our Maryland facility in late 2016. For the six-month period ended June 30, 2017, our selling, general and administrative expenses decreased by $1,031,000 or 24% compared to the same period of 2016. This decrease was also due to lower headcount and lower professional fees and lower facility costs in 2017.

Gain on sale of Business Component

In January 2017, we completed the sale of certain identified assets and liabilities connected with a specific customer contract from our project management business for $350,000. The buyer assumed net liabilities of $7,000 resulting in cash proceeds of $343,000. Additionally, we incurred approximately $29,000 in legal, escrow and other costs that would not have been incurred otherwise. As a result, we recorded a net gain of approximately $321,000 from the sale of these assets during the first quarter of 2017.

Operating income

For the three-month period ended June 30, 2017, we recorded an operating profit of $0.1 million. This was an improvement of $134,000 from the operating loss of $60,000 that we had in the in the second quarter of 2016. This improvement was driven by improved margins from our more favorable revenue mix and from lower operating expenses following the discontinuation of our design and construction management activities in late 2016. For the six-month period ended June 30, 2017, our operating profit of $0.4 million was an improvement of $1.5 million or 132% from the $1.2 million operating loss that we had in the first half of 2016. This improvement was driven by higher margins, lower operating expenses and the gain realized upon sale of a customer contract during the first quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2017 are our cash and cash equivalents on hand, funds available under our receivables factoring agreement and projected cash flows from operating activities.

In September 2016, we sold the Maryland-based portion of our facilities maintenance business that was not geared towards the modular data center market. During the fourth quarter of 2016, we made the decision to outsource certain services that we had previously provided directly including consulting and design engineering and project management activities. These activities were concentrated on traditional “brick and mortar” type facilities. This decision allows us to continue to provide these services to our customers when required, but at the same time allows us to reduce our fixed staffing and overhead levels. These actions continued the focusing of our activities on the modular data center market. In the first quarter of 2017, we sold another customer contract that was part of our project management business. Collectively these actions generated $1.3 million in cash, resulted in staffing reductions, and allowed us to close our facility in Maryland. As a result of these actions, we lowered our level of operating expenses to improve our efforts at achieving ongoing profitability.

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

In July 2017, we extended the term of our 2015 promissory note to July 19, 2022. In conjunction with this modification we amended the exercise price of the warrant granted with that original note, and modified the interest payments so that ½ of the interest is now paid “in kind”. We also entered into a new $650,000 promissory note on this date with the sane lender on substantially the same terms and conditions as the original loan, to provide additional working capital for the Company.

In May 2016, we entered into a full-recourse receivables factoring agreement with RTS Financial Service (RTS) whereby RTS may purchase eligible accounts receivable from us. RTS will advance 80% of the face value of our receivables and the balance (less fees) is paid to us after our customer remits funds to RTS. Advances are subject to a financing cost of prime plus 7% per annum. Advances under this agreement are at the discretion of RTS and there is no maximum or committed facility amount such as existed under our bank-based revolving credit facility We have not yet determined what impact, if any, that this different type of financing facility will have on our liquidity and working capital management, or if it will be adequate for our needs. Upon entering this facility with RTS we repaid all outstanding amounts due under our revolving credit facility with our former bank.

Our quarterly operating results have shown mixed but improving results over the past twelve months with large quarterly fluctuations in revenue and operating results. Our quarterly revenues have fluctuated between $4.2 million to $7.3 million. Our gross profit margin has ranged from 27% to 42%, and our operating results have varied from an operating loss of $0.1 million to an operating profit of $0.3 million in the first quarter of 2017. We continue to operate the business with a net working capital deficit and with a stockholders’ equity deficiency. Due to these fluctuations and our liquidity position, we continue to look at alternative sources of funding to strengthen our balance sheet. We are currently evaluating both debt and equity financing alternatives. There can be no guarantee that such financing will be available to or that we will complete any such financing.

As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $1 million and $2.2 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities for the six-month period ended June 30, 2017 was $0.8 million compared to cash provided from operating activities of $1.5 million for the six-month period ended June 30, 2016. This decrease was primarily driven by reductions in our accounts payable and accrued expenses as we decreased and completed a number of large project management contracts. This was offset by lower receivables and higher net income of approximately $1.6 million compared to the first half of 2016.

Historically our project management activities required large amounts of working capital as we managed projects with large values, exceeding $10 million in some cases. The timing of equipment purchases, delivery of products and services could result in material quarterly fluctuations in our level of receivables, payables and deferred cost and revenue balances. As we wind down our remaining project management contracts, we have seen large decreases in our accounts receivable and accounts payable balances as we exit these services and settle our remaining trade obligations under these contracts. We anticipate that our level of trade receivables and payables will be smaller looking forward due to the absence of these large project management contracts, and that fluctuations in our working capital will be smaller in magnitude than historical fluctuations.

Investing activities:

Cash provided from investing activities was $0.2 million during the six-month period ended June 30, 2017 compared to cash used in investing activities of $0.2 million in 2016. In 2017, we received cash proceeds of approximately $0.3 million from the sale of a specific customer contract, offset by purchases of property and equipment. Our capital expenditures were approximately $80,000 and $176,000 in 2017 and 2016, respectively.

Financing activities:

Cash used in financing activities was $604,000 for the six-month period ended June 30, 2017 compared to cash used in financing activities of $1,963,000 for the six-month period ended June 30, 2016. In the first half of 2017 we repaid $453,000 against our accounts receivables factoring facility and repaid $150,000 against our convertible note payable to Mr. Gallagher. In the first half of 2016 we repaid $150,000 against our convertible note payable to Mr. Gallagher and repaid $2.15 million against our revolving bank facility upon its expiration in 2016. This was offset by funds received of $337,000 from our accounts receivables factoring facility.

Future uses of cash

Our history of annual operating losses, declining current ratio, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. During 2016, we sold off a portion of our facilities maintenance operation and in the first quarter of 2017, we sold a customer contract from our project management operations. Combined, these actions provided $1.3 million in liquidity to the business. During the fourth quarter of 2016, we also made the decision to outsource certain service offerings which further allowed us to reduce our headcount and our level of overhead expenses, and we closed our office facility in Maryland. In July 2017, we borrowed an additional $650,000 of long-term debt and extended the repayment term of our existing long-term debt by a further two years. We believe that there are further adjustments to reduce costs and improve profitability that could be made to our business if we were required to do so. We have had operating profits for the last four quarters and believe that by focusing our business on facilities maintenance and systems integration activities, we have a higher probability of sustaining profitability and improving our overall liquidity position.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of our cash usage during 2017 and beyond and significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of services that we offer or our ability to deliver such services, which could materially impact our financialresults.. The consolidated financial statements included in this filing do not include any adjustments that might result from the Company not being able to continue as a going concern.

If we raise additional funds through the issuance of debt or equity securities, the ownership of our existing stockholders may be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain business activities or to sell all or parts of our operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 6. Exhibits.

4.1

Amended and Restated Loan Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Builders, Inc., MHW Partners, LP and MHW SPV II, LLC, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.2	Amended and Restated Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. payable to the order of MHW SPV II, LLC, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.3	Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. payable to the order of MHW Partners, LP, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.4	Amended and Restated Security Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC and Alletag Builders, Inc. in favor of MHW Partners, LP and MHW SPV II, LLC, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.5	Amended and Restated Warrant between TSS, Inc. and MHW SPV II, LLC, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.6	Warrant between TSS, Inc. and MHW Partners, LP, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** 32.2**

Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: August 14, 2017	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

