Form 10-Q
period 2017-09-30
TSS, Inc.
filed 2017-11-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 13, 2017              15,557,130

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended September 30, 2017

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	September 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash and cash equivalents	$970	$2,152
Contract and other receivables, net	1,988	2,389
Costs and estimated earnings in excess of billings on uncompleted contracts	105	539
Inventories, net	246	59
Prepaid expenses and other current assets	269	252
Total current assets	3,578	5,391
Property and equipment, net	420	544
Goodwill	1,907	1,907
Intangible assets, net	597	704
Other assets	112	30
Total assets	$6,614	$8,576

Current Liabilities:
Long-term borrowings, current portion, net	$-	$246
Borrowings under receivables factoring agreement	-	737
Accounts payable and accrued expenses	2,758	5,319
Billings in excess of costs and estimated earnings on uncompleted contracts	3,149	2,818
Total current liabilities	5,907	9,120
Long-term borrowings, less current portion	1,411	825
Other liabilities	36	62
Total liabilities	7,354	10,007

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2017 and December 31, 2016; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2017 and December 31, 2016; 16,316 and 16,370 issued; 15,557 and 15,622 outstanding at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	68,687	68,522
Treasury stock 759 and 748 shares at cost at September 30, 2017 and December 31, 2016, respectively	(1,533)	(1,532)
Accumulated deficit	(67,896)	(68,423)
Total stockholders' equity (deficit)	(740)	(1,431)
Total liabilities and stockholders’ equity (deficit)	$6,614	$8,576

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Results of Operations:
Revenue	$4,898	$5,416	$13,485	$20,120
Cost of revenue	2,818	3,955	7,792	15,186
Gross profit	2,080	1,461	5,693	4,934
Selling, general and administrative expenses	1,578	1,970	4,876	6,299
Depreciation and amortization	109	161	372	459
Gain on sale of business component	-	(910)	(321)	(910)
Total operating costs	1,687	1,221	4,927	5,848
Income (loss) from operations	393	240	766	(914)
Other income (expense):
Interest expense, net	(82)	(72)	(233)	(263)
Other income (expense), net	-	(3)	(3)	6
Income (loss) from operations before income taxes	311	165	530	(1,171)
Income tax expense	13	-	3	-
Net income (loss)	$298	$165	$527	$(1,171)
Basic and diluted income (loss) per share:
Income (loss) per common share	$0.02	$0.01	$0.03	$(0.07)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2017

(in thousands, except share amounts, unaudited)

							Total
	Common Stock		Additional	Treasury Stock			Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Accumulated Deficit	Equity (Deficit)
Balance January 1, 2017	16,370	$2	$68,522	(748)	$(1,532)	$(68,423)	$(1,431)
Stock-based compensation	-	-	61	-	-	-	61
Treasury stock repurchased	-	-	-	(11)	(1)	-	(1)
Warrants issued with debt		-	104	-	-	-	104
Cancellation of restricted stock	(54)	-	-	-	-	-	-
Net income	-	-	-	-	-	527	527
Balance at September 30, 2017	16,316	$2	$68,687	(759)	$(1,533)	$(67,896)	$(740)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$527	$(1,171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	372	459
Provision for doubtful accounts	(2)	(5)
Amortization of debt discount	22	49
Non-cash interest	22	-
Stock-based compensation	61	167
Gain on sale of business component	(321)	(910)
Changes in operating assets and liabilities:
Contract and other receivables	403	3,828
Costs and estimated earnings in excess of billings on uncompleted contracts	434	577
Inventories, net	(187)	-
Prepaid expenses and other assets	(96)	(65)
Accounts payable and accrued expenses	(2,557)	(1,583)
Billings in excess of costs and estimated earnings on uncompleted contracts	331	(37)
Other liabilities	(26)	3
Net cash provided by (used in) operating activities	(1,017)	1,312

Cash Flows from Investing Activities:
Capital expenditures	(141)	(242)
Proceeds from sale of business component	314	546
Net cash provided by investing activities	173	304

Cash Flows from Financing Activities:
Payment on long-term borrowings	(250)	(225)
Repayment of bank line of credit	-	(2,150)
(Repayment) borrowings under receivables factoring agreement	(737)	605
Proceeds from issuance of new long-term debt	650	-
Repurchase of treasury stock	(1)	-
Net cash used in financing activities	(338)	(1,770)
Net decrease in cash and cash equivalents	(1,182)	(154)
Cash and cash equivalents at beginning of period	2,152	1,132
Cash and cash equivalents at end of period	$970	$978
Supplemental disclosure of cash flow information:
Cash paid for interest	$181	$210
Cash paid for taxes	$42	$44
Supplemental non-cash financing information:
Issuance of warrants in connection with debt	$104	$-

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

Certain of our contracts involve the delivery of multiple elements including design management, systems installation and facilities maintenance. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative selling price of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the service when it is sold separately or competitor prices for similar services.

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

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT Original Equipment Manufacturer (OEM). If this relationship is unsuccessful or discontinues, our business and revenue would suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue. As our business evolves we are establishing relationships with additional IT OEM customers and resellers

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
US-based IT OEM	65%	37%	63%	35%
US-based data center company	-	-%	-	18%
US-based retail company	-	6%		24%
Global IT services company	1%	20%	6%	12%
US-based IT services company	11%	4%	8%	3%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 45% and 10% of our accounts receivable at September 30, 2017 and December 31, 2016, respectively. A US-based IT services company represented 23% and 17% of our accounts receivable at September 30, 2017 and December 31, 2016, respectively. A US-based electrical equipment company represented 11% of our accounts receivable at September 30, 2017. A US-based retail customer represented 25% of our accounts receivable at December 31, 2016. No other customer represented more than 10% of our accounts receivable at September 30, 2017 or at December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is still evaluating disclosure requirements under the new standard and will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact current conclusions. We are continuing to assess the impact that these standards will have on our financial position and results of operations. Management expects to adopt the new standard using the modified retrospective method.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements

In May 2017, the FASB issued ASU No. 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. We do not expect this new guidance to have a material impact on our consolidated financial statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	September 30, 2017	December 31, 2016
Contract and other receivables	$1,994	$2,393
Allowance for doubtful accounts	(6)	(4)
	$1,988	$2,389

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in ‘000’s):

	September 30, 2017	December 31, 2016
Raw materials	$248	$61
less: Reserve	(2)	(2)
Inventories, net	$246	$59

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	September 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Intangible assets subject to amortization:
Customer relationships	$906	$(395)	$906	$(327)
Acquired software	$234	$(204)	$234	$(169)
Trade name	$60	(4)	$60	-

We recognized amortization expense related to intangibles of approximately $36,000 and $34,000 for the three-month periods ended September 30, 2017 and 2016, respectively. We recognized amortization expense related to intangibles of approximately $107,000 and $103,000 for the nine-month periods ended September 30, 2017 and 2016, respectively

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, the Company will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2016 as part of our annual testing for impairment. We used a combination of valuation methodologies including income and market-based valuation methods, with increased weighting on the income-based approaches and subject company stock-price methods as we felt these options more accurately captured the operations of our reporting units. Although there were events and circumstances in existence at December 31, 2016 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2016 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three or nine-month periods ended September 30, 2017 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in $’000):

	Estimated Useful			September 30,	December 31,
	Lives (years)			2017	2016
Vehicles		5		$32	$32
Trade equipment		5		162	162
Leasehold improvements	2	–	5	340	292
Furniture and fixtures		7		18	16
Computer equipment and software		3		1,414	1,324
				1,966	1,826
Less accumulated depreciation				(1,546)	(1,282)
Property and equipment, net				$420	$544

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $76,000 and $125,000 the three-month periods ended September 30, 2017 and 2016, respectively, and $265,000 and $340,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	September 30, 2017	December 31, 2016
Accounts payable	$1,741	$3,652
Accrued expenses	610	1,053
Compensation, benefits & related taxes	387	576
Other accrued expenses	20	38
Total accounts payable and accrued expenses	$2,758	$5,319

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000):

	September 30, 2017	December 31, 2016
Convertible notes payable	$-	$250
Less unamortized discount	-	(4)

Notes Payable due Feb. 2020	1,618	945
Less unamortized discount and debt issuance costs	(207)	(120)
	1,411	1,071
Current portion of long-term borrowing	-	(246)
Non-current portion of long-term borrowing	$1,411	$825

We repaid the remaining principal of our convertible note payable to Gerard J. Gallagher, a director, senior technical advisor and founder of the Company in July 2017.

In February 2015, we entered into a multiple advance term loan agreement and related agreements with MHW SPV II, LLC (‘‘MHW’’), an entity affiliated with the Chairman of our Board of Directors, for a loan in the maximum amount of $2 million. We borrowed $945,000 under this loan agreement on February 3, 2015 and executed a promissory note to evidence this loan and the terms of repayment which requires interest-only payments until maturity.

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. We can prepay the loan at any time, subject to a prepayment fee of (a) 4% if the prepayment is made prior to July 20, 2018, (b) 2% if the prepayment is made between July 20, 2018 and July 19, 2019, and (c) 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. $5,000 and $8,000 was amortized during each of the three-month periods ended September 30, 2017 and 2016, respectively, and $21,000 and $24,000 was amortized during each of the nine-month periods ended June 30, 2017 and 2016, respectively for this warrant.

On July 19, 2017, we also borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum, and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time, subject to a prepayment fee of (a) 4% if the prepayment is made prior to July 20, 2018, (b) 2% if the prepayment is made between July 20, 2018 and July 19, 2019, and (c) 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

The obligations under the loan agreement and this promissory note are secured by substantially all of the Company’s assets pursuant to the terms of an amended and restated security agreement. This security agreement amends and restates the security agreement entered into with MHW in February 2015.

In conjunction with entering into this new loan, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during the three-month period ended September 30, 2017.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance related fee tied to any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant.

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

	Three Months Ended Sept 30,		Nine Months Ended Sept. 30,
	2017	2016	2017	2016

Pre-tax profit related to project management business sold	$-	$37	$70	$148

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Basic net income (loss) per share:
Numerator:
Net income (loss)	$298	$165	$527	$(1,171)
Denominator:
Weighted-average shares of common stock outstanding	15,497	15,652	15,507	15,659
Basic net income (loss) per share	$0.02	$0.01	$0.03	$(0.07)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$298	$165	$527	$(1,171)
Plus interest expense on convertible debt	-	4	-	-
	$298	$169	$527	$(1,171)
Denominator:
Weighted-average shares of common stock outstanding	15,497	15,652	15,507	15,659
Dilutive options and warrants outstanding	1,538	-	1,013	-
Effect of conversion of convertible notes	-	43	4	-
Number of shares used in diluted per-share computation	17,035	15,695	16,524	15,659

Diluted net income (loss) per share	$0.02	$0.01	$0.03	$(0.07)

For the three and nine-month periods ended September 30, 2017 and 2016, potentially dilutive shares of 1,548,000 and 3,496,000, respectively, were excluded from the computation of diluted net income per share because the exercise price of these stock options and warrants was greater than the average market price of our common shares during those periods.

Note 7 – Related Party Transactions

During the three-month period ended September 30, 2017 we repaid the remaining $100,000 principal outstanding on a convertible note payable to Mr. Gallagher, a director, and our senior technical advisor and founder. The convertible note bore interest at 5% per annum and was subordinated to our borrowings to MHW and to RTS under our receivables financing agreement. Per the terms of the notes, we paid interest of $4,000 during the three-month period ended September 30, 2016, and we paid interest of $3,000 and $19,000 during the nine-month periods ended September 30, 2017 and 2016, respectively. We repaid principal against the convertible note of $100,000 and $75,000 in the three-month periods ended September 30, 2017 and 2016, respectively. We repaid principal against the convertible note of $250,000 and $225,000 in the nine -month periods ended September 30, 2017 and 2016, respectively.

We have $1,618,000 principal outstanding at September 30, 2017 in promissory notes payable to MHW and MHW Partners, net of remaining discount of $207,000. Per the terms of the notes, we paid interest of $45,000 and $29,000 during the three-month periods ended September 30, 2017 and 2016, respectively, and we paid interest of $101,000 and $75,000 during each of the nine-month periods ended September 30, 2017 and 2016, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and nine-month periods ended September 30, 2017 and 2016 and other segment-related information is as follows (in thousands):

	Three Month Periods ended Sept. 30,		Nine Month Periods ended Sept 30,
	2017	2016	2017	2016
Revenues:
Facilities	$3,249	$4,597	$8,466	$16,599
System integration services	1,649	819	5,019	3,521
Total revenues	$4,898	$5,416	$13,485	$20,120

Income (loss) from operations:
Facilities	$723	$831	$1,795	$338
System integration services	(330)	(591)	(1,029)	(1,252)
Total income (loss) from operations	$393	$240	$766	$(914)

Depreciation expense:
Facilities	$8	$16	$25	$53
System integration services	68	109	240	287
Consolidated depreciation expense	$76	$125	$265	$40

Interest expense
Facilities	$46	$57	$131	$210
System integration services	36	15	102	53
Consolidated interest expense	$82	$72	$233	$263

	June 30, 2017	Dec. 31, 2016
Total assets
Facilities	$3,672	$4,190
System integration services	1,586	1,938
Other consolidated activities	1,356	2,448
Total assets	$6,614	$8,576

Other consolidated activities include assets not specifically attributable to each business segment including cash, prepaid and other assets that are managed at a corporate level.

Note 9. Subsequent Events

On October 6, 2017, we entered into an amendment to our multiple advance term loan agreement and the related security agreement with MHW and MHW Partners, to add new lenders to the loan and security agreements. Upon execution, Mr. Glen Ikeda and Mr. Andrew Berg became new lenders to the Company. In accordance with the terms of the Amendment, Mr. Ikeda then provided a loan in the amount of $300,000 and Mr. Berg provided a loan in the amount of $100,000 (collectively the “New Loans”).

The New Loans have a maturity date of July 19, 2022. The New Loans do not bear interest and we are permitted to make optional prepayments at any time without premium or penalty, provided that if we prepay the outstanding principal amount of a New Loan prior to the second anniversary of the date of the applicable note, then the total amount of such prepayment will not exceed 95% of the total principal amount of the applicable note and any remaining principal amount under the note shall be fully and finally cancelled, extinguished, forgiven and terminated without further action of any party.

The New Loans include customary affirmative covenants for secured transactions of this type, including compliance with laws, maintenance of insurance, maintenance of assets, timely payments of taxes and notice of adverse events. The loan agreement and ancillary documents include customary negative covenants including limitations on liens on assets of the Company.

Concurrent with the new loans, we entered into a warrant with Mr. Ikeda granting Mr. Ikeda the right to purchase up to 954,231 shares of our common stock. This warrant is exerciseable until July 19, 2022, at an exercise price of $0.10 for the first 498,981 shares, $0.20 for the next 273,981 shares and $0.30 for the final 181,269 shares. The exercise price and number of shares of common stock issuable on exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

Concurrent with the new loans, we entered into a warrant with Mr. Berg granting Mr. Berg the right to purchase up to 318,077 shares of our common stock. This warrant is exerciseable until July 19, 2022, at an exercise price of $0.10 for the first 166,327 shares, $0.20 for the next 91,327 shares and $0.30 for the final 60,423 shares. The exercise price and number of shares of common stock issuable on exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

The fair value of these two warrants granted in connection with the new loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the effective interest rate method.

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

Revenues for the three-month period ended September 30, 2017 decreased by $0.5 million, or 10% compared to the same period in 2016. This decrease reflects a $1.3 million or 29% decrease in our facilities services revenues as our project management and design activities, including equipment procurement, decreased following our decision in 2016 to focus less on these services and to focus more on higher margin services such as facilities maintenance and systems integration. We made this decision to perform less design and project management services due to the low margins they generate and the related high working capital and headcount requirements. Revenues in our systems integration business increased by $0.8 million or 101% compared to the third quarter of 2016, primarily due to a higher level of integration services connected with modular data center integrations services and building of racks compared to 2016. Our revenue of $4.9 million in the three-month period ended September 30, 2017 was 17% or $0.7 million higher than the $4.2 million in revenue we had in the second quarter of 2017 primarily due to higher levels of modular data center deployments and higher integration service revenues.

Revenues for the nine-month period ended September 30, 2017 decreased by 33% or $6.6 million compared to the same period in 2016. This decrease reflects a $8.1 million or 49% decrease in our facilities services revenue primarily caused by the sale of portions of this business in 2016 and 2017, and our decision to perform less equipment procurement and data center construction-related projects. This decrease was offset by a $1.5 million or 43% increase in our systems integration business, reflecting higher demand compared to the prior year.

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

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 58% for the three-month period ended September 30, 2017 compared to 73% for the same period in 2016 and 58% in the second quarter of 2017. This decrease from 2016 is because of a lower level of equipment procurement costs and subcontractor expense in 2017 due to the absence of large project management activities, and from higher utilization of our systems integration facility in 2017 compared to the same period in 2016 as revenues from this business unit increased. We have higher costs and lower margins from project management activities including equipment procurement, and the decrease in this revenue in absolute value and as a percentage of our total revenues compared to the prior year, resulted in a lower cost of revenue.

For the nine-month period ended September 30, 2017, the cost of revenue as a percentage of revenue was 58%, compared to 76% in the same period of 2016. This decrease reflects the lower level of project management and construction services and equipment procurement revenues in 2017.

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

Gross Profit

For the three-month period ended September 30, 2017, our gross profit was 42% of revenue, compared to a gross profit margin of 27% in the third quarter of 2016 and a gross profit margin of 42% in the second quarter of 2017. This improvement in margin compared to 2016 resulted in our gross profit being $2.1 million for the quarter, compared to a gross profit of $1.5 million in the third quarter of 2016. Our revenue mix in this current quarter was more favorable from a profit perspective as our revenue was all in our higher margin activities including facilities and systems integration activities. For the nine-month period ended September 30, 2017, our gross profit margin was 42% of revenue compared to 24% in the same period of 2016. Despite $6.6 million less revenue compared to the first nine-months of 2016, this improved gross margin allowed us to increase our gross profit by 16% or $0.8 million to $5.7 million in 2017. This largely reflects the discontinuation of design, construction management and equipment procurement activities and elimination of the associated overhead of these activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended September 30, 2017, our selling, general and administrative expenses decreased by $392,000 or 20% compared to the same period of 2016. This decrease was due to lower headcount related costs following the discontinuation of directly providing project management and design services, and due to the closure of our Maryland facility in late 2016. For the nine-month period ended September 30, 2017, our selling, general and administrative expenses decreased by $1,423,000 or 23% compared to the same period of 2016. This decrease was also due to lower headcount and lower professional fees and lower facility costs in 2017.

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

Operating income

For the three-month period ended September 30, 2017, we recorded an operating profit of $0.4 million. This was an improvement of $153,000 or 64% from the operating profit of $240,000 that we had in the in the third quarter of 2016. This improvement was driven by improved margins from our more favorable revenue mix and from lower operating expenses following the discontinuation of our design and construction management activities in late 2016. For the nine-month period ended September 30, 2017, our operating profit of $0.8 million was an improvement of $1.7 million or 184% from the $0.9 million operating loss that we had in the comparable period of 2016. This improvement was driven by higher margins, lower operating expenses and the gain realized upon sale of a customer contract during the first quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2017 are our cash and cash equivalents on hand, funds available under our receivables factoring agreement and projected cash flows from operating activities.

In September 2016, we sold the Maryland-based portion of our facilities maintenance business that was not focused on the modular data center market. During the fourth quarter of 2016, we made the decision to outsource certain services that we had previously provided directly including consulting and design engineering and project management activities. These activities were concentrated on traditional “brick and mortar” type facilities. This decision allows us to continue to provide these services to our customers when required, but at the same time allows us to reduce our fixed staffing and overhead levels. These actions continued the focusing of our activities on the modular data center market. In the first quarter of 2017, we sold another customer contract that was part of our project management business. Collectively these actions generated $1.3 million in cash, resulted in staffing reductions, and allowed us to close our facility in Maryland. Due to these actions, we lowered our level of operating expenses to improve our efforts at achieving ongoing profitability.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2017 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating.

In July 2017, we extended the term of our 2015 promissory note to July 19, 2022. In conjunction with this modification we amended the exercise price of the warrant granted with that original note, and modified the interest payments so that ½ of the interest is now paid “in kind”. We also entered into a new $650,000 promissory note on this date with the same lender on substantially the same terms and conditions as the original loan, to provide additional working capital for the Company. In October 2017, we entered into a new $400,000 promissory note with new lenders on substantially the same terms and conditions as the preceding notes.

In May 2016, we entered into a full-recourse, receivables factoring agreement with RTS Financial Service (RTS) whereby RTS may purchase eligible accounts receivable from us. RTS will advance 80% of the face value of our receivables and the balance (less fees) is paid to us after our customer remits funds to RTS. Advances are subject to a financing cost of prime plus 7% per annum. Advances under this agreement are at the discretion of RTS and there is no maximum or committed facility amount such as existed under our bank-based revolving credit facility. Upon entering this facility with RTS we repaid all outstanding amounts due under our revolving credit facility with our former bank.

Our quarterly operating results have shown mixed but improving results over the past twelve months with large quarterly fluctuations in revenue and operating results. Our quarterly revenues have fluctuated between $4.2 million to $7.3 million. Our gross profit margin has ranged from 33% to 42%, and our operating results have varied from an operating loss of $0.1 million to an operating profit of $0.4 million in the third quarter of 2017. We continue to operate the business with a net working capital deficit and with a stockholders’ equity deficiency. Due to these fluctuations and our liquidity position, we continue to look at alternative sources of funding to strengthen our balance sheet. Our recent debt financings have helped us manage our liquidity and provided funding for our business.. There can be no guarantee that will not require additional funding, and that such financing will be available to us when we require it or that we will complete any such financing.

As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $1 million and $2.2 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities for the nine-month period ended September 30, 2017 was $1.0 million compared to cash provided from operating activities of $1.3 million for the nine-month period ended September 30, 2016. This decrease was primarily driven by a shrinkage in our balance sheet as we discontinued our project management activities. This required us to pay off $2.6 million in our accounts payable and accrued expenses as we decreased and completed a number of large project management contracts. This was offset by lower receivables and higher net income of approximately $1.7 million compared to the same period of 2016.

Historically our project management activities required large amounts of working capital as we managed projects with large values, exceeding $10 million in some cases. The timing of equipment purchases and delivery of products and services could result in material quarterly fluctuations in our level of receivables, payables and deferred cost and revenue balances. As we have been winding down our remaining project management contracts, we have seen large decreases in our accounts receivable and accounts payable balances as we exit these services and settle our remaining trade obligations under these contracts. We anticipate that our level of trade receivables and payables will be smaller in the future due to the absence of these large project management contracts, and that fluctuations in our working capital will be smaller in magnitude than historical fluctuations.

Investing activities:

Cash provided by investing activities was $0.2 million during the nine-month period ended September 30, 2017 compared to cash provided by investing activities of $0.3 million in 2016. In 2017, we received cash proceeds of approximately $0.3 million from the sale of a specific customer contract in our first quarter, offset by purchases of property and equipment. Our capital expenditures were approximately $140,000 and $240,000 in 2017 and 2016, respectively. In 2016 we generated $0.5 million in proceeds from the sale of a portion of our facilities maintenance business that was based in Maryland.

Financing activities:

Cash used in financing activities was $338,000 for the nine-month period ended September 30, 2017 compared to cash used in financing activities of $1,770,000 for the period ended September 30, 2016. In 2017 we repaid $737,000 against our accounts receivables factoring facility as our level of eligible receivables has changed due to our evolving revenue mix. We also repaid the final $250,000 against our convertible note payable to Mr. Gallagher. We offset these payments with $650,000 in proceeds from the issuance of new debt. In 2016 we repaid $225,000 against our convertible note payable to Mr. Gallagher and repaid $2.15 million against our revolving bank facility upon its expiration in 2016. This was offset by funds received of $605,000 from our accounts receivables factoring facility.

Future uses of cash

Our history of annual operating losses, declining current ratio, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. During 2016, we sold off a portion of our facilities maintenance operation and in the first quarter of 2017, we sold a customer contract from our project management operations. Combined, these actions provided $1.3 million in liquidity to the business. During the fourth quarter of 2016, we also made the decision to outsource certain service offerings which further allowed us to reduce our headcount and our level of overhead expenses, and we closed our office facility in Maryland. In July 2017, we borrowed an additional $650,000 of long-term debt and extended the repayment term of our existing long-term debt by a further two years. In October 2017, we borrowed an additional $400,000 in long-term debt under our multiple advance term-loan facility. We believe that there are further adjustments to reduce costs and improve profitability that could be made to our business if we were required to do so. We have had operating profits for the last five quarters and believe that by focusing our business on facilities maintenance and systems integration activities, we have a higher probability of sustaining profitability and improving our overall liquidity position.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding if needed. However, our revenue may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of our cash usage during 2017 and beyond and significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of services that we offer or our ability to deliver such services, which could materially impact our financial results.. The consolidated financial statements included in this filing do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we had no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 6. Exhibits.

4.1

First Amendment among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Builders, Inc., MHW Partners, LP, MHW SPV II, LLC, Andrew Berg and Glen Ikeda dated October 6, 2017 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.2

Promissory Note made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. payable to the order of Glen Ikeda, dated October 6, 2017 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.3

Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. payable to the order of Andrew Berg, dated October 10, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.4

Warrant between TSS, Inc. and Glen Ikeda, dated October 6, 2017 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference.

4.5

Warrant between TSS, Inc. and Andrew Berg, dated October 10, 2017 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

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

TSS, INC.

Date: November 14, 2017	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)