Form 10-K
period 2017-12-31
TSS, Inc.
filed 2018-03-23
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant was approximately $1,783,543. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock, but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 23, 2018: 15,540,676

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2017 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

PART I.

Item 1.     Business

Company Overview

TSS, Inc. is a provider of comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single-source solution for enabling technologies in data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, system installations and facilities management.

We were incorporated in Delaware in December 2004. As a holding company, we operate through our wholly owned subsidiaries, VTC, LLC d/b/a Total Site Solutions (“VTC”) and Innovative Power Systems, Inc. Our headquarters are in Round Rock, Texas, and we also have an office in Dulles, Virginia.

Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate exponentially driven by video, mobility and big data requirements. These underlying macroeconomic trends are driving demand for more information technology equipment and more efficient data center design and operation, resulting in continued overall growth in this market. We compete in large growing market segments, often against larger competitors who have greater resources. We have been successful with several large customers in winning contracts and providing business to us under “Master Service Agreements”, and the loss of any such customers could have a material negative effect on our results.

Since the middle of 2016 we have changed our business strategy to pivot the business focus from large, one-off, low-margin data center design and build projects, towards providing services that generate higher margins and provide recurring revenue streams from ongoing services, such as our facilities maintenance offering and our systems integrations services. This shift was intended to reduce quarterly fluctuations in revenues and margins, and to transition us towards higher margin service lines to improve the overall profitability of the Company. In 2016 we sold a portion of our facilities management business in Maryland that was not geared towards the modular data center market, and we made the decision to outsource multiple services including consulting engineering and project management that we had previously provided directly. We can still provide these services to customers when required and will do so when it will lead to additional higher margin service offerings that we provide. We will provide these former services through use of third party contractors. In January 2017, we sold a customer contract that was a part of our project management business. Collectively these actions generated $1.3 million in proceeds, resulted in staffing and overhead cost reductions, and allowed us to close our facility in Maryland. These actions reduced our level of operating expenses and allowed us to significantly improve our gross profit and to achieve operating profitability on a quarterly and annual basis during 2017.

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

Facilities Services:

Consulting:

During the initial phase of a data center project, we provide project development-related services that typically include establishing project goals and a preliminary budget and schedules, setting technical parameters and requirements, and determining project team members and the overall requirements of the team.

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

Our strategy is intended to increase the amount of recurring revenues we generate from our existing customers, IT equipment partners, and major systems integrators. Our mission critical facilities experience and skills position us as a trusted advisor to our customers and allow us to work on new opportunities as our customers grow and partners introduce us to new client opportunities. We now primarily out-source these services following staff changes made during 2016.

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

 The installation portion of facility projects is typically the longest in duration when compared to other project phases. In addition, this portion has the largest number of outside influences that can impact project goals and objectives, such as weather, non-performance of subcontractors, equipment deliveries, unexpected project changes from the owner, and influence from local authorities and utility providers. Therefore, management experience, skill and mission focus are critical during the project installation period.

Management:

We provide a comprehensive maintenance and service offering designed to ensure that the multiple systems critical to sustaining on-line applications in technologically intensive facilities and modular data centers remain operational and functional. Typical facilities management services include overall management of the post-construction facility maintenance program, and on-site staffing of technical engineering positions (e.g., electricians, HVAC mechanics, control technicians and voice/data technicians). Increasingly, data centers are being constructed in a modular format, whereby information technology, power and other related assets are deployed in pre-integrated solutions. Modular data centers may have lower overall cost of delivery, lower energy consumption and shorter deployment schedules compared to traditional data centers. We have developed a team to deploy and maintain high-density modular data centers. Our on-site maintenance services provide additional project revenue for us and position us for involvement in any new facility planning, design and construction initiatives that the customer undertakes.

In addition, we provide 24X7 Network Operations support primarily from our Round Rock, Texas facility that has the capability of remotely monitoring our data center service contract customers’ facilities for systems operations and emergency events that could lead to outages. Temperature levels, humidity, electrical connectivity, power usage and fire alarm conditions are among the items monitored. The system maintains all site documentation for repairs and maintenance performed on each critical piece of equipment covered under our services. The information is useful to our customers in assessing operational efficiency and causes of failure and enables them to make critical decisions on repair or replacement strategies based on the operating history of the monitored systems.

Our facilities maintenance service contracts are typically one to four years in duration with cancellation clauses for nonperformance and are typically billed annually in advance. Our service contracts take different forms including fixed-price equipment maintenance with optional comprehensive warranty to fix failures in key components such as UPS or batteries, ticket-based service provided at contracted rates in a master service agreement, comprehensive facility services agreements that include on site staffing, scheduled equipment maintenance and nontechnical facility services, and direct job-specific contracts for additional moves, add and change work within a facility.

As computer density increased and data centers evolved into the use of modular form factors, we found that we could leverage our facilities maintenance experience and infrastructure by offering maintenance service of modules being deployed into new data centers. The number of modular units under our service contracts has continued to expand. Our design services continue to evolve to support changing data center requirements. Ultimately, we started working with IT vendors to help them in the design and integration of their IT equipment into modular data centers, which typically leads to ongoing maintenance contracts as these modular systems deploy.

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

Three customers comprised 82% and 64% of our total revenue for the years ended December 31, 2017 and 2016, respectively.

Sales and Marketing

Our marketing approach emphasizes expertise in information technology hardware systems, energy consumption, real estate matters and facilities planning and operation. This marketing approach allows the customer to contract for comprehensive facilities services or to contract separately for each individual project phase. Our marketing program seeks to capitalize on our industry standing, including our existing relationships and our reputation based upon our performance on completed projects. We also seek to enhance our name recognition through the use of trade shows, technical seminars, direct mailings and the media. A key part of our selling strategy is entering into master service agreements with multiple partners and co-selling our range of services to the end-user customers of our partners, leveraging their customer relationships and broadening the scope of potential customers for us.

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

Competition

The mission-critical information technology solutions market is large, fragmented and highly competitive. We compete for contracts based on the strength of our customer relationships, successful past performance record, significant technical expertise, specialized knowledge and broad service offerings. We often compete against divisions of large information technology service and equipment providers of various sizes. Some of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than us. In some cases, because of diverse requirements, we frequently collaborate with these and other competitors for large projects. We expect competition in the information technology services sector to continue to increase in the future.

Because of the breadth of services that we provide, we face many different competitors some of which are our customers or vendors. An example of some of our competitors include the following:

●	Modular data center design and configuration – IO, Schneider, Skanska, Vertiv
●	Data center rack and modular IT integration – Quanta, Jabil, Avnet, Supermicro, Hyve
●	Modular deployment – McKinstry, M&W
●	Data center facilities and modular maintenance – Brookfield GIS, JLL, CBRE

We believe that, while we face large and small competitors across the spectrum of our service offerings, we are uniquely positioned to provide services to IT and facilities across both modular and traditional data center markets. We believe by providing a single source solution focused in the data center market we provide our customers an integrated solution cost effectively.

Employees

At December 31, 2017, we had 66 full-time employees. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”

Our consolidated financial statements included in this annual report have been prepared on the basis that we will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that we will be able to realize our assets and discharge our liabilities in the normal course of business. Although we have operating and net income in 2017, our history of negative working capital and our stockholders’ deficit may, by themselves, cause uncertainty about our ability to continue to operate our business as a going concern. Note 1 to our consolidated financial statements describes the actions we have taken and could take to improve our liquidity.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2018 or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

In its audit report on our financial statements, our independent registered public accounting firm noted that we have a history of operating losses and a net capital deficiency. As a result of these conditions, the audit report contains an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern.

We derive a significant portion of our revenues from a limited number of customers.

We derive and believe that we will continue to derive in the near term a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which could have a material adverse effect on our financial condition and results of operations.  After the sale of certain components of our business in 2017 and 2016, our customer concentration increased and revenue from our largest customer comprised 67% of our total revenues for the year ended December 31, 2017 compared to 39% of our total revenue for the year ended December 31, 2016. No other customers were greater than 10% of revenue in 2017. Our three largest customers comprised 64% of total revenues for the year ended December 31, 2016.

If we are unable to raise additional capital as needed, we may not be able to satisfy our obligations as they become due.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our receivable factoring agreement. In May 2016, we entered into a receivables-factoring agreement with RTS Financial Service, Inc. (“RTS”). Under the terms of this agreement, we may offer for sale, and RTS in its sole discretion may purchase eligible receivables of the Company (the “Purchased Accounts”). Upon purchase, RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company. The willingness of RTS to make advances to us by purchasing eligible accounts receivable is subject to customary conditions for financings of this nature. If we are unable to satisfy those conditions, RTS could refrain from providing financing to us, and we might not have sufficient cash on hand to fund our ongoing operations. Further, the sale of certain components of our business reduced the number of eligible customers and receivables, thereby reducing our ability to use this facility as a source of liquidity.

As a result, we may need to raise additional capital or obtain an alternative source of credit to fund our operations in the future. Failure to raise capital or obtain alternative credit when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations, and we may not be able to continue our business as currently contemplated.

We have a history of operating losses and we may experience net losses in the future.

Although we achieved net income of $0.8 million in 2017, we experienced a net loss of $1.0 million for the year ended December 31, 2016 and have a history of recurring annual net losses in years prior including from inception through 2009 and from 2012 through 2016. We believe that the changes we made in 2017 and 2016 have improved our profitability and allowed us to achieve profitable quarters in the last seven quarters, but we do have a history of fluctuating operating results. Our efforts to align costs with sales and gross margin volume have reduced our level of overhead, but there can be no guarantee that we will be successful in sustaining or increasing profitability in 2018 or beyond. The uncertainty of a rapidly changing competitive marketplace has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our consolidated balance sheet and book an impairment charge in our consolidated statement of operations. During each of the years ended December 31, 2017 and 2016, we conducted such analyses that resulted in no impairment. The net carrying value of goodwill and other indefinite lived intangibles totaled $1.9 million at December 31, 2017 and 2016, respectively. The net carrying value of finite lived intangible assets totaled $0.6 million and $0.7 million at December 31, 2017 and 2016.

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

We warrant customer equipment against failure in some of our fixed price contracts, and a major equipment failure could have a material impact on our financial performance.

Under some of our maintenance contracts we provide limited warranties for the continued performance of equipment, including batteries and actuators used in modular data centers. We estimate the anticipated failure or replacement rate of this equipment, but if a customer location experienced a failure rate of equipment greater than we anticipated, we would incur higher equipment replacement costs and incur a loss on that maintenance contract, and potentially this could have a material negative impact on our profitability and liquidity.

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

The mission-critical information technology industry in which we operate is highly competitive and continues to become more competitive. We often compete against divisions of large information technology consulting and integration companies, including several that are large domestic companies that may have financial, technical and marketing resources that exceed our own. These larger competitors have an infrastructure and support greater than ours, and accordingly, we continue to experience some price pressure as some companies are willing to take on projects at lower margins. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. Our size often prevents us from bidding on larger, more profitable projects, which significantly reduces our growth opportunities. Although our customers currently outsource a significant portion of these services to us and our competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services to us in the future.

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

We may be unable to hire and retain sufficient qualified personnel and the loss of any of our key personnel may adversely affect our business.

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

Security breaches and attacks on our computer systems could lead to significant costs and disruptions that could harm our business, financial results and reputation.

We are reliant upon a number of third party and internally-developed software programs to operate our business. We store and transmit our own as well as customer information and data, including individual data of and about their end-user customers. Maintaining the security and availability of our services, network and internal IT systems and the security of information we hold is a critical issue or us and our customers. Any software failure or corruption, including cyber-based attacks or network security breaches, could lead to the dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, customers and end-user customers, could threaten our ability to provide services to our customers, generate negative publicity about us, result in litigation and increased legal liability or fines or lead to government inquiry or oversight. The occurrence of any of these events could harm our business or damage our brand and reputation, lead to loss of customers, higher expenses and possibly imped our present and future success in retaining and attracting new customers.

A successful assault on our infrastructure would be damaging to our reputation and could adversely affect our financial condition. Similar security risks exist with respect to our business partners and the third-party vendors we rely on for aspects of our information technology infrastructure, support services and administrative functions. As a result, ware subject to the risk that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.

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

Our officers, directors or their affiliates beneficially own approximately 5.9 million shares of common stock or approximately 38% of our outstanding common shares as of March 30, 2018. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

Item 1B.      Unresolved Staff Comments.

Not applicable.

Item 2.        Properties.

We lease a production facility, warehouse and office space in Round Rock, Texas. We also lease an office facility in Dulles, Virginia. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

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

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2017 and 2016 as reported by the OTC Markets Group:

	2017		2016
	Low	High	Low	High

First Quarter	$0.04	$0.22	$0.02	$0.16
Second Quarter	0.13	0.25	0.07	0.20
Third Quarter	0.15	0.30	0.04	0.15
Fourth Quarter	0.24	0.48	0.04	0.12

As of March 23, 2018, there were 53 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners.

We did not pay dividends on our outstanding stock during the years ended December 31, 2017 and 2016. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2017 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,461,000	$0.15	2,576,208
Equity compensation plans not approved by security holders	-	-	None
Total	2,461,000	$0.15	2,576,208

Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended December 31, 2017	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2017 - Oct. 31, 2017	-	$-	-	-
Nov.1, 2017 – Nov. 30, 2017	9,796	$0.29
Dec. 1, 2017 – Dec. 31, 2017	-	$-	-	-
Total	9,796	$0.29

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

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

Overview

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, system installations and facilities management. Through actions taken in the second half of 2016 and first quarter of 2017, as described below, we believe we have streamlined our business and reduced operating expenses to improve liquidity and assist us in achieving consistent profitability.

Our headquarters are in Round Rock, Texas, and we also have an office in Dulles, Virginia.

 Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment and more efficient data center design and operation, resulting in continued overall growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of such customers could have a material negative effect on our results.

Our initial focus in 2017 involved completing the transition of our business that we started in the second half of 2016. We made the decision in 2016 to focus our activities on the modular data center area and concentrate our business around our systems integration and facilities maintenance businesses. We also developed and expanded our rack integration services to increase the utilization of our systems integration facility and to insulate us from the variable timing of modular data center orders. During the first half of 2017, we phased out our remaining customers and contracts that were not geared towards our systems integration and facilities maintenance businesses, including the sale of a specific customer contract that was part of our project management business during the first quarter of 2017. This sale, along with the sale of our Maryland-based facilities maintenance business during 2016, collectively generated $1.3 million in cash, and allowed us to reduce staff levels, overhead expenses and to close our facility in Maryland.

This simplification of our business and the focus towards the modular data center market will increase our customer concentration in the short-term and concentrate the markets in which we compete. However, our business is now focused on providing a life-cycle of activities in support of the use of modular data centers and rack integration including assembly, deployment and maintenance of these modules. We believe we can be a smaller, more profitable enterprise by narrowing our market focus. The winding down of our less profitable revenue streams decreased the liquidity requirements of the business, and the reduction of overhead and staffing costs lowered the break-even point for our business and contributed significantly towards our improved operating performance during 2017.

Our total revenue in 2017 of $18.3 million was a $9.1 million or 33% decrease from our 2016 revenue of $27.4 million. Our 2016 revenue included $13.6 million from business activities that we either sold or discontinued, which was the primary reason that our facilities services revenues decreased by $9.5 million or 44%. For the portions of the facility services business that we retained, we actually grew revenue by $4.1 million or 50% compared to 2016. Our systems integration revenues increased by $0.4 million or 8% from 2016 reflecting higher demand from our largest channel partner during 2017.

Despite revenues decreasing by $9.1 million, our gross profit actually increased to $7.7 million in 2017, which was $0.5 million or 7% higher than our gross profit in 2016. This increase reflects the realignment of our business during 2017, an emphasis on our higher-margin service offerings, and the deliberate discontinuation of our lower-margin service offerings such as project management, equipment procurement and design services, that generated high revenue but low margins. Our gross profit margin increased to 42% in 2017 from 26% in 2016 as we also eliminated the fixed overhead that we used to carry to support those low-margin service offerings.

The elimination of multiple service offerings enabled us to lower our headcount and headcount-related expenses, and to close our facility in Maryland at the end of 2016. These actions allowed us to lower our level of selling, general and administrative costs by $1.7 million or 20% compared to 2016.

The combination of improved gross profit and lower operating expenses resulted in operating income of $1.1 million in 2017. This was an improvement of $1.7 million from the operating loss of $0.6 million that we had in 2016. Included in our 2017 operating results was a $0.3 million gain from the sale of a specific customer contract during the first quarter of 2017.

We also continued to work on the overall liquidity position of the company during this transformation. The concentration of our business on our systems integration and facilities maintenance businesses had the effect of decreasing our ability to use our receivables, and we repaid $0.7 million during 2017 of such borrowings. We borrowed an additional $1.05 million during 2017 under our multiple advance term-loan agreement and extended the terms of our existing long-term debt. These actions allowed us to manage our working capital requirements to manage liquidity and ensure that we have the necessary financial resources to execute on our business strategy.

Critical Accounting Policies and Estimates

We consider an accounting policy to be critical if:

●	the accounting estimate requires us to make assumptions about matters that are highly uncertain or require the use of judgment at the time we make that estimate; and
●

changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we could have reasonably used instead in the current period, would have a material impact on our financial condition or results of operations.

Management has reviewed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed these disclosures. In addition, there are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in these and other items could still have a material impact upon our financial statements.

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

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the specific credit risk of each customer. Historically our credit losses have been minimal. We perform credit evaluations of new customers and may require prepayments or use of bank instruments such as trade letters of credit to mitigate credit risk. As we expand our product offerings and customer base, our risk of credit loss could increase. We monitor outstanding amounts to limit our credit exposure to individual accounts. We continue to pursue collection even if we have fully provided for an account balance.

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

Comparison of 2017 to 2016

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

Our total revenue of $18.3 million in 2017 was a $9.1 million or 33% decrease from our 2016 revenue of $27.4 million. Our 2016 revenue included $13.6 million from business activities that we either sold or discontinued, which was the primary reason that our annual revenues decreased. Our facilities services revenues decreased by $9.5 million or 44% from 2016 levels. The portions of the facility services businesses that we retained actually grew by $4.1 million or 50% from 2016. Our systems integration revenues increased by $0.4 million or 8% from 2016 reflecting higher demand from our largest channel partner during 2017.

Our changed business model will result in quarterly and annual revenue levels lower than historical levels. We anticipate less fluctuation in our quarterly revenues due to the absence of larger project management and design projects, but higher customer concentration levels with our OEM channel partner, until such time as we can diversify and grow our customer base. Elimination of large one-off projects will also reduce the variability in our working capital, which we believe will also helps us manage our liquidity, and contribute to improved and sustained profitability,

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 58% for the year ended December 31, 2017 compared to 74% for 2016. This decrease from 2016 is because of a lower level of equipment procurement costs and subcontractor expense in 2017 due to the elimination of design, build and large project management activities as we existed these business activities, and because of higher utilization of our systems integration facility in 2017 compared to 2016 as revenues from this business unit increased. We had higher costs and lower margins from project management activities including equipment procurement, and the decrease in this type of revenue in absolute value and as a percentage of our total revenues compared to the prior year resulted in a lower cost of revenue.

Since we earn higher profits on our own labor services, we expect gross margin to improve when our labor services mix increases relative to the use of subcontracted labor or third-party material. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead improves the profitability overall for the company because they can increase income, broaden our revenue base and have a favorable return on invested capital.

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

Gross Profit

Our gross profit margin for the year ended December 31, 2017 was 42% compared to a gross profit margin of 26% in 2016. This improvement reflects our efforts to concentrate on higher-margin service offerings such as our systems integration business and our modular facility services. The discontinuation of design, construction management and equipment procurement activities allowed us to reduce the associated overhead from these businesses, further contributing to our improved margins. As a result of this improved margin, our gross profit for 2017 was $7.7 million, up $0.5 million or 7% from 2016 despite our revenues being $9.1 million lower than in 2016.

Our ability to maintain and to further improve gross margins will depend, in part, upon our ability to continue increasing sales of our higher-margin services including maintenance and integration services, improving our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2017, our selling, general and administrative expenses decreased by $1.7 million or 21% compared to 2016. This decrease was due to lower headcount-related costs following the discontinuation of directly providing project management and design services, and due to the closure of our Maryland facility in late 2016. We also had lower professional fees and lower levels of stock-based compensation expense in 2017.

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

Income tax expense

Due to consolidated operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2017, our accumulated net operating loss carry forward was $36.9 million. We anticipate that these loss carry forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Operating income (loss)

For the year ended December 31, 2017 we had operating income of $1.1 million. This was a $1.7 million or 270% improvement from our $0.6 million operating loss in 2016. Included in our 2016 operating losses was the $0.9 million gain from the sale of the Maryland-based portion of our facilities maintenance business. With improved margins and lower overhead from the businesses that we sold or discontinued, we have been able to achieve consistent quarterly and annual operating profit, driving the improvement in our financial results compared to 2016.

Comparison of 2016 to 2015

Revenue

Revenues for the year ended December 31, 2016 decreased by $2.1 million or 7% compared to 2015. This decrease was driven by a $2.2 million or 9% decrease in facilities services revenues as our project management activities, including equipment procurement, decreased based on the timing of customer projects. We also de-emphasized this type of revenue during 2016 in favor of higher-margin service offerings such as systems integration and facilities maintenance. This decrease was offset by a $0.1 million or 2% increase in our systems integration revenues driven by higher demand from our largest channel partner compared to 2015.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 74% for the year ended December 31, 2016 compared to 72% for 2015. This increase was because of fixed staffing and overhead costs in our facilities services segment that were directly impacted by lower revenue levels in this segment compared to the previous year, resulting in a higher cost of revenue.

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

Gain on sale of Business Component

In September 2016, we sold off certain identified assets and liabilities connected with our Maryland-based facilities maintenance business for $950,000. The transaction closed in September 2016.  The buyer assumed net liabilities of $308,000 resulting in cash proceeds of $642,000. Additionally, we incurred approximately $40,000 in legal, escrow and other costs that would not have been incurred otherwise. As a result, we recorded a net gain of approximately $910,000 from the sale of these assets.

Income tax expense

Due to accumulated operating losses, we did not record any income tax expenses, other than minimum or statutory costs. As of December 31, 2016, our accumulated net operating loss carry forward was $36.9 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2017 are our cash and cash equivalents on hand, funds available under our receivables factoring agreement and projected cash flows from operating activities.

In September 2016, we sold the Maryland-based portion of our facilities maintenance business that was not geared towards the modular data center market. During the fourth quarter of 2016 we made the decision to outsource certain services that we had previously provided directly including consulting and design engineering and project management activities. These activities were concentrated on traditional “brick and mortar” type facilities. This decision allows us to continue to provide these services to our customers when required, but at the same time allows us to reduce our fixed staffing and overhead levels. These actions continued the focusing of our activities on the modular data center market. In the first quarter of 2017 we sold another customer contract that was part of our project management business. Collectively these actions generated $1.3 million in cash, resulted in staffing reductions, and allowed us to close our facility in Maryland. Due to these actions, we lowered our level of operating expenses to improve our efforts at achieving ongoing profitability.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2018 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

In July 2017, we extended the term of a promissory note originally issued in 2015 to July 19, 2022. In conjunction with this modification we amended the exercise price of the warrant granted with that original note and modified the interest payments so that ½ of the interest is now paid “in kind”. We also entered into a new $650,000 loan on this date with the same lender on substantially the same terms and conditions as the original loan to provide additional working capital for the Company. In October 2017, we entered into a new $400,000 loan with new lenders on substantially the same terms and conditions as the preceding notes.

In May 2016, we entered into a full-recourse, receivables factoring agreement with RTS Financial Service, Inc. (“RTS”) whereby RTS may purchase eligible accounts receivable from us. RTS will advance 80% of the face value of our receivables and the balance (less fees) is paid to us after our customer remits funds to RTS. Advances are subject to a financing cost of prime plus 7% per annum. Advances under this agreement are at the discretion of RTS and there is no maximum or committed facility amount such as existed under our previous bank-based revolving credit facility. Upon entering this facility with RTS we repaid all amounts due under our previous bank-based revolving credit facility. During 2017, the increase in our customer base concentration has reduced our ability to utilize this factoring agreement, and we repaid all amounts previously borrowed and had $0 outstanding at December 31, 2017.

Our quarterly operating results have shown improved results during 2017. Our quarterly revenues have fluctuated between $4.2 and $4.9 million, and we maintained a gross profit margin of 42% in each quarter, allowing us to achieve operating profit in each quarter of 2017. As we discontinued several service offerings, we have been able to decrease the investment required in our working capital, and we have been able to improve our liquidity and reduce our stockholders’ deficit compared to 2016. We may pursue further funding to finance growth in our business, to pursue potential acquisitions or to further improve our liquidity position; however there can be no guarantee that such financing will be available to use or that we will complete any such financing.

As of December 31, 2017, and 2016, we had cash and cash equivalents of $2.3 million and $2.2 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities was $45,000 for the year ended December 31, 2017, compared to cash provided by operating activities of $2.2 million for the year ended December 31, 2016. Despite the improved net income compared to 2016, this change in cash from operating activities was driven by changes in our working capital of $2.1 million during 2017. As we exited our design and project management activities in late 2016 we have reduced our overall level of receivables and payables from these businesses, and this drove the change in working capital as we collected those receivables and paid those vendors as we exited these businesses. We now operate the business with significantly lower levels of both receivables and payables and have less fluctuation in our level of working capital as we have a more consistent and stable revenue stream.

Investing activities:

Cash provided by investing activities was $0.1 million in 2017 compared to cash provided by investing activities of $0.5 million in 2016. In 2017 we received cash proceeds of approximately $0.3 million in connection with the sale of a portion of our project management business, offset by purchases of property and equipment of $0.2 million. In 2016 we received cash proceeds of approximately $0.8 million in connection with the sale of our Maryland-based facilities maintenance business, offset by purchases of property and equipment of $0.3 million.

Finance activities:

Cash provided by financing activities was $0.1 million during 2017 compared to cash used in financing activities of $1.7 million in 2016. During 2017 we borrowed an additional $1.05 million, which was offset by the repayment of $250,000 of outstanding loans and the repayment of $737,000 against our accounts receivable factoring facility. During 2016 we repaid $2.2 million against our revolving credit facility with Bridge Bank upon the expiration of that credit facility. We offset this with approximately $0.7 million in proceeds from our new accounts receivable factoring facility. We also repaid $0.3 million against our convertible note borrowings in 2016.

Future uses of cash

Our history of operating losses, negative working capital, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and while we believe we have adequate plans to address these issues, there is significant doubt about our ability to continue as a going concern. Our operating results have improved since the second half of 2016 and we generated net income in 2017, improved our working capital position and reduced our stockholder’s deficiency. During 2016 we sold off a portion of our facilities maintenance business in Maryland that was not geared towards the modular data center market for a purchase price of $950,000, and we made the decision to outsource multiple services including consulting engineering and project management that we had previously provided directly to our customers, allowing us to reduce our level of operating expenses. During the first quarter of 2017, we sold the remaining portion of our construction management business for $350,000. These actions, along with other cost reductions we made, provided additional capital for our business, lowered our total operating costs, improved our operating profits, and allowed us to focus our business activities on systems integration and modular data center build and maintenance activities. In July 2017, we modified and extended the term of our long-term debt and we also borrowed an additional $650,000 in long-term debt, and in October 2017 we borrowed another $400,000 in long-term debt to help us improve our liquidity and manage our working capital. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2018 and beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted this new standard in January 2018 using the retrospective method and we do not expect adoption to have a material impact on our financial position or results of operation.

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

a) Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TSS, Inc.

Round Rock, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TSS, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016. the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America,

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the Consolidated Financial Statements the Company had one customer which accounted for 67% and 39%, respectively, of total revenue for the years ended December 31, 2017 and 2016. Our opinion is not modified with respect to this matter.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has had a history of operating losses and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEAVER TIDWELL LLP

We have served as the Company’s auditors since 2015.

Austin, Texas

March 23, 2018

TSS, Inc.

Consolidated Balance Sheets

 (in ’000 except per-share amounts)

	December 31,
	2017	2016
Current Assets:
Cash and cash equivalents	$2,268	$2,152
Contract and other receivables, net	990	2,389
Costs and estimated earnings in excess of billings on uncompleted contracts	223	539
Inventories, net	134	59
Prepaid expenses and other current assets	114	252
Total current assets	3,729	5,391
Property and equipment, net	418	544
Goodwill	1,907	1,907
Other intangible assets, net	561	704
Other assets	112	30
Total assets	$6,727	$8,576

Current Liabilities:
Convertible notes payable, current portion, net	$-	$246
Borrowings under receivable financing agreement	-	737
Accounts payable and accrued expenses	2,841	5,319
Billings in excess of costs and estimated earnings on uncompleted contracts	2,494	2,818
Total current liabilities	5,335	9,120
Convertible notes, less current portion	1,656	825
Other liabilities	41	62
Total liabilities	7,032	10,007

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficiency):
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, 49,000 shares authorized; 16,316 and 16,370 issued; 15,547 and 15,622 outstanding at December 31, 2017 and 2016, respectively	2	2
Additional paid-in capital	68,886	68,522
Treasury stock 769 and 748 shares at cost at December 31, 2017 and, 2016, respectively	(1,536)	(1,532)
Accumulated deficit	(67,657)	(68,423)
Total stockholders' equity (deficiency)	(305)	(1,431)
Total liabilities and stockholders’ equity (deficiency)	$6,727	$8,576

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2017	2016

Revenue	$18,316	$27,373
Cost of revenue excluding depreciation and amortization	10,591	20,165
Gross profit	7,725	7,208
Selling, general and administrative expenses	6,459	8,149
Depreciation and amortization	481	602
Gain on sale of business component	(321)	(910)
Operating income (loss)	1,106	(633)
Interest expense, net	(328)	(365)
Other income (expense), net	(3)	(6)
Income (loss) before income taxes	775	(1,004)
Income tax provision	9	19
Net income (loss)	$766	$(1,023)

Basic income (loss) per share	$0.05	$(0.07)
Diluted income (loss) per share	$0.05	$(0.07)

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(in ‘000)

			Additional				Total Stockholders'
	Common Stock		Paid-in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficiency)
Balance at January 1, 2016	16,366	$2	$68,329	724	$(1,531)	$(67,400)	$(600)
Restricted stock issuance	84	-	-	-	-	-	-
Cancellation of restricted stock	(80)	-	-	-	-	-	-
Treasury stock repurchased	-	-	-	24	(1)	-	(1)
Stock-based compensation	-	-	193	-	--	-	193
Net loss for the year	-	-	-	-	-	(1,023)	(1,023)
Balance December 31, 2016	16,370	$2	$68,522	748	$(1,532)	$(68,423)	$(1,431)
Cancellation of restricted stock	(54)	-	-	-	-	-	--
Treasure stock repurchased	-	-	-	21	(4)	-	(4)
Warrants issued for debt	-	-	296	-	-	-	296
Stock-based compensation	-	-	68	-	-	-	68
Net income for the year	-	-	-	-	-	766	766
Balance December 31, 2017	16,316	$2	$68,886	769	$(1,536)	$(67,657)	$(305)

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

 (in ’000)

	Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$766	$(1,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	481	602
Stock-based compensation	68	193
Gain on sale of business component	(321)	(910)
Amortization of discount on note payable	34	31
Non-cash interest	47	-
Changes in operating assets and liabilities:
Contracts and other receivables	1,399	4,430
Costs and estimated earnings in excess of billings on uncompleted contracts	316	383
Inventories, net	(75)	7
Prepaid expenses and other current assets	59	(217)
Accounts payable and accrued expenses	(2,474)	(2,101)
Billings in excess of costs and estimated earnings on uncompleted contracts	(324)	812
Other liabilities	(21)	25
Net cash provided by (used in) operating activities	(45)	2,232
Cash Flows from Investing Activities:
Capital expenditures	(212)	(290)
Proceeds from sale of business component	314	792
Net cash provided by investing activities	102	502
Cash Flows from Financing Activities:
Payments on convertible notes and seller notes	(250)	(300)
Proceeds from issuance of debt	1,050	-
Repurchase of treasury stock	(4)	(1)
Borrowing (repayment) of receivables financing facility	(737)	737
Repayment of line of credit	-	(2,150)
Net cash provided by (used in) financing activities	59	(1,714)
Net increase in cash	116	1,020
Cash, beginning of period	2,152	1,132
Cash, end of period	$2,268	$2,152
Supplemental disclosure of cash flow information:
Cash paid for interest	$273	$314
Cash paid for taxes	43	70

See accompanying notes to consolidated financial statements.

Note 1      Significant Accounting Policies

Description of Business

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation and facilities management. Our corporate offices are in Round Rock, Texas, and we also have an office in Dulles, Virginia.

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

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize it assets and discharge its liabilities in the normal course of business. Our history of operating losses, negative working capital, and our stockholder’s deficiency cause substantial doubt about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and while we believe we have adequate plans to address these issues, there is still significant doubt about our ability to continue as a going concern. Our operating results have improved since the second half of 2016 and we generated net income in 2017, improved our working capital position and reduced our stockholder’s deficiency. During 2016 we sold a portion of our facilities maintenance business in Maryland that was not geared towards the modular data center market for a purchase price of $950,000, and we made the decision to outsource multiple services including consulting engineering and project management that we had previously provided directly to our customers, allowing us to reduce our level of operating expenses. During the first quarter of 2017, we sold the remaining portion of our construction management business for $350,000. These actions, along with other cost reductions we made, provided additional capital for our business, lowered our total operating costs, improved our operating profits, and allowed us to focus our business activities on systems integration and modular data center build and maintenance activities. In July 2017, we modified and extended the term of our long-term debt and we also borrowed an additional $650,000 in long-term debt, and in October 2017 we borrowed another $400,000 in long-term debt to help us improve our liquidity and manage our working capital. We believe that there are further adjustments that could be made to our business if we were required to do so.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2018 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs or obtain funding to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken. These consolidated financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The fair value of the long-term debt is disclosed in Note 3– Long Term Borrowings. The carrying amounts of the other financial instruments approximate their fair value at December 31, 2017 and 2016, due to the short-term nature of these items. See Note 8 – Fair Value Measurements.

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

We recognize revenue from integration of assembled products when the finished product is shipped, and collection of the resulting receivable is reasonably assured. In arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.

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

Shipping and Freight Costs

Costs to ship products to customers, which consist primarily of freight expenses, are expensed as incurred and are included in Cost of Revenue. Total shipping and freight costs were approximately $0.5 and $0.2 million for the years ended December 31, 2017 and 2016, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers and directors.

During the years ended December 31, 2017 and 2016, we incurred approximately $0 and $7,000, respectively, in non-cash compensation expense which is included in Cost of Revenue and in 2017 and 2016 we incurred approximately $0.1 and $0.2 million, respectively, in non-cash compensation expense which was included in Selling, general and administrative expenses.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT Original Equipment Manufacturer (OEM). If this relationship is unsuccessful or discontinues, our business and revenue may suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it could significantly reduce our revenue.

The following customers accounted for a significant percentage of our revenues for the periods shown:

	2017	2016
US-based IT OEM	67%	39%
US- based technology company	4%	12%
US-based data center company	0%	13%

No other customers represented more than 10% of our revenues for any periods presented. A US-based retail customer represented 25% of our accounts receivable at December 31, 2016. Our US based IT OEM customer represented 26% and 10% of our accounts receivable at December 31, 2017 and 2016, respectively. A US-based UPS manufacturer represented 22% and 15% of our accounts receivable at December 31, 2017 and 2016, respectively. A US-based technology consulting company represented 23% of our accounts receivable at December 31, 2017. A US-based technology company represented 17% of our accounts receivable at December 31, 2016. No other customer represented more than 10% of our accounts receivable at December 31, 2017 or at December 31, 2016.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. At December 31, 2017 and 2016 we did not have cash invested in interest bearing accounts. At December 31, 2017, we had unrestricted cash of $1.95 million in excess of FDIC insured limits.

Contract and Other Receivables

Accounts receivable are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts. Included in accounts receivable is retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable.  At December 31, 2017 and 2016, bonds outstanding totaled $7.3, million and the sureties were indemnified in the event of a loss by related project receivables of $0.02 million and $0.02 million, respectively.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the specific credit risk of each customer. Historically our credit losses have been minimal. We perform credit evaluations of new customers and may require prepayments or use of bank instruments such as trade letters of credit to mitigate credit risk. As we expand our product offerings and customer base, our risk of credit loss may increase. We monitor outstanding amounts to limit our credit exposure to individual accounts. We continue to pursue collection even if we have fully provided for an account balance.

The following table summarizes the changes in our allowance for doubtful accounts (in $’000)

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$4	$19
Additions charged to expense	2	5
Recovery of amounts previously reserved	2	(7)
Amounts written off	-	(13)
Balance at end of year	$8	$4

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

We have elected to use December 31 as our impairment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets at December 31, 2017 and 2016 and concluded there was no impairment. Although there were events and circumstances in existence at both dates that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2017 or 2016 for our goodwill and other long-lived intangible assets. At December 31, 2017 and 2016, the residual carrying value of goodwill was $1.9 million.

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

Earnings (Loss) Per-Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the year. Diluted earnings (loss) per common share is computed similarly; however, it is adjusted for the effects of the assumed exercise of our outstanding stock options and the vesting of outstanding shares of restricted stock, if applicable.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will adopt the new standard in the first quarter of 2018 using the modified retrospective method, and do not expect this standard to have a material impact on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements

In May 2017, the FASB issued ASU No. 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. We do not expect this new guidance to have a material impact on our consolidation financial statements.

Note 2      Supplemental Balance-sheet Information

 Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	December 31, 2017	December 31, 2016
Contract and other receivables	$998	$2,393
Allowance for doubtful accounts	(8)	(4)
Contract and other receivables, net	$990	$2,389

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	December 31, 2017	December 31, 2016
Raw materials	136	61
Less: Reserve	(2)	(2)
Inventories, net	$134	$59

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	December 31, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Intangible assets subject to amortization:
Customer relationships	$906	$(418)	$906	$(327)
Acquired software	$234	$(216)	$234	$(169)
Trade name	$60	$(5)	$60	-

We recognized amortization expense related to intangibles of approximately $143,000 and $137,000 for the years ended December 31, 2017 and 2016, respectively.

Annual amortization expense for the acquired software will be approximately $18,000 in 2018. Amortization expense for the customer relationships is expected to be approximately $91,000 during each year through 2022 and approximately $35,000 in 2023. Amortization expense for the trade name will be approximately $6,000 per year during each year through 2026.

Property and equipment

Property and equipment consisted of the following (in $’000):

	Estimated Useful			December 31,
	Lives (in years)			2017	2016
Vehicles		5		$32	$32
Trade equipment		5		162	162
Leasehold improvements	2	–	5	378	292
Furniture and fixtures		7		18	16
Computer equipment and software		3		1,448	1,324
				2,038	1,826
Less accumulated depreciation				(1,620)	(1,282)
Property and equipment, net				$418	$544

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $0.3 and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	December 31,
	2017	2016
Accounts payable	$1,413	$3,652
Accrued expenses	847	1,053
Compensation, benefits and related taxes	567	576
Other accrued expenses	14	38
Total accounts payable and accrued expenses	$2,841	$5,319

Note 3      Long-term Borrowings

Long-term borrowings consisted of the following (in $’000):

	December 31,
	2017	2016
Convertible notes payable	$-	$250
Less unamortized discount	-	(4)

Notes Payable due July, 2022	1,995	945
Accrued interest – long term	47	-
Less unamortized discount and debt issuance costs	(386)	(120)
	1,656	1,071
Current portion of long-term borrowing	-	(246)
Non-current portion of long-term borrowing	$1,656	$825

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

The obligations under the loan are secured by substantially all our assets pursuant to the terms of a security agreement. With the receivables financing agreement described below, MHW executed a subordination agreement to evidence their agreement that their security interest is subordinated to the security interest of RTS Financial Services, Inc. in all of the Company’s present and future accounts receivable and all proceeds thereof.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant agreement granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Amortization expense of $26,000 and $31,000 was recorded during each of the years ended December 31, 2017 and 2016, respectively for this warrant.

On July 19, 2017, we also borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time, subject to a prepayment fee of (a) 4% if the prepayment is made prior to July 20, 2018, (b) 2% if the prepayment is made between July 20, 2018 and July 19, 2019, and (c) 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

The obligations under the loan agreement and this promissory note are secured by substantially all of the Company’s assets pursuant to the terms of an amended and restated security agreement. This security agreement amends and restates the security agreement entered into with MHW in February 2015.

In conjunction with entering into this new loan, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $10,000 was amortized during the year ended December 31, 2017.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrants.

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

Concurrent with the new loans, we entered into a warrant with Mr. Ikeda granting Mr. Ikeda the right to purchase up to 954,231 shares of our common stock. This warrant is exercisable until July 19, 2022, at an exercise price of $0.10 for the first 498,981 shares, $0.20 for the next 273,981 shares and $0.30 for the final 181,269 shares. The exercise price and number of shares of common stock issuable on exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

Concurrent with the new loans, we entered into a warrant with Mr. Berg granting Mr. Berg the right to purchase up to 318,077 shares of our common stock. This warrant is exercisable until July 19, 2022, at an exercise price of $0.10 for the first 166,327 shares, $0.20 for the next 91,327 shares and $0.30 for the final 60,423 shares. The exercise price and number of shares of common stock issuable on exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method.) Approximately $10,000 was amortized during the year ended December 31, 2017.

Future principal repayments on the notes payable as at December 31, 2017 are as follows (in $’000):

2018	$-
2019	-
2020	-
2021	-
2022	2,042
Total	$2,042

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

The agreement had an initial term of 12 months and automatically renews for successive 12-month renewal periods unless terminated pursuant to the terms of the agreement. We may also terminate the agreement at any time during the first 24 months upon 30 days’ notice and payment of an early termination fee based on the average monthly amount purchased during the term of the agreement. RTS may terminate the agreement upon 90 days’ notice to us or immediately upon the occurrence of certain events.

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

The managing member of Tech Site Services, LLC is Thomas P. Rosato and the Company leased our Maryland office until December 2016 from an entity that is fifty percent owned by Mr. Rosato. Rents paid under this lease were $253,000 in the year ended December 31, 2016.

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

The customer contract and intellectual property sold had a net book value of $0. As a result of the sale, Tech Site Services, LLC assumed liabilities of $7,000, resulting in $343,000 of cash proceeds that was paid to us upon closing. Additionally, we incurred approximately $29,000 in legal, escrow and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of approximately $321,000 in our consolidated statement of operations during the year ended December 31, 2017.

On September 28, 2016, we sold certain identified assets and liabilities connected with our Maryland-based facilities maintenance business component for $950,000 pursuant to an Asset Purchase Agreement dated September 28, 2016 with Tech Site Services, LLC. The sale price was subject to certain post-closing adjustments relating to working capital and certain customer contracts of the business.

The customer contracts and intellectual property sold in September 2016 had a net book value of $0. As a result of the sale, Tech Site Services, LLC assumed liabilities of $308,000, resulting in $642,000 of cash proceeds. Additionally, we incurred approximately $40,000 in legal, escrow and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of approximately $910,000 in our consolidated statement of operations for the year ended December 31, 2016.

As noted above, on July 1, 2016 we adopted ASU 2014-08 regarding discontinued operations. As a result, we evaluated both the sale of the specific customer contract and the sale of a portion of our facilities maintenance business component in light of this new standard. We concluded that neither of these transactions were a “material shift” (as defined in ASU 2014-08) for us and therefore, were not considered a discontinued operation. In accordance with ASU 2014-08, the following information is being provided:

	Years Ended December 31,
	2017	2016
Pre-tax profit related to facilities maintenance business	$-	$812
Pre-tax profit related to specific customer contract	$93	$478

Pro forma impact of disposition of facilities maintenance business

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2017 and 2016 as though both of these disposition occurred on January 1, 2016.

The unaudited pro forma consolidated statement of operations for the years ended December 31, 2017 and 2016 reflect the following adjustments:

(1)	Eliminates the revenues and cost of goods sold as if the transaction occurred on January 1, 2016
(2)	Eliminates operating expenses including salary and related costs for employees who transferred as if this transaction occurred on January 1, 2016.

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

Pro forma adjustments related to the unaudited pro forma consolidated statement of operations for the years ended December 31, 2017 and 2016 were computed assuming the transactions were consummated on January 1, 2016 and include adjustments which give effect to events that are (i) directly attributable to the transaction, (ii) expected to have a continuing effect on the Company, and (iii) factually supportable.

	Years ended December 31,
(unaudited, in thousands)	2017	2016
	(Pro forma)	(Pro forma)

Revenue	$18,311	$22,845
Net income (loss)	$358	$(2,655)
Basic and diluted net income (loss) per share	$0.02	$(0.17)

Note 6 – Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision/(benefit) for income taxes from continuing operations consists of the following (in $’000):

	Year Ended December 31,
	2017	2016
Current:
Federal	$-	$-
State	19	12
Deferred:
Federal	6,290	(217)
State	(4)	1
Total provision (benefit) for income taxes before valuation allowance	$6,305	$(204)
Change in valuation allowance	(6,296)	223
Total provision for income taxes	$9	$19

The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$65	$69
Net operating loss carryover	8,792	13,387
Goodwill and other intangibles	1,665	3,254
Deferred compensation	135	247
Depreciation	39	55
Other carryovers and credits	12	10
Total deferred tax assets	10,708	17,022

Deferred tax liabilities:
Prepaid expenses	$(20)	$(38)
Depreciation	-	-
Total deferred tax liabilities	(20)	(38)

Valuation allowance	(10,688)	(16,984)
Net deferred tax asset (liability)	$-	$-

At December 31, 2017 and 2016, we had net operating losses (“NOL”) totaling $37.7 million and $36.9 million, respectively, to be carried forward 20 years to offset future taxable income and any unused NOL will begin to expire in 2027.

We do not believe our NOL will be limited under Internal Revenue Code (“IRC”) Section 382 and believe it will also be available for state income tax purposes subject to state carryforward limitations.  IRC Section 382 limits the utilization of net operating loss in years subsequent to an owner shift based upon the value of the Company at the date of the owner shift.  We have not undertaken a detailed study in connection with IRC Section 382 in order to determine if there is any limitation of the utilization of our NOL carryforward.  If IRC Section 382 limitation were deemed to apply, our gross deferred tax asset and its corresponding valuation allowance could be reduced. The 2017 Tax cuts and Jobs Act revised the use of net operating loss carryforwards and limits them to 80% of taxable income each year, but removed the limitation on years carried forward.

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31,2017 and 2016. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years and have determined that it does not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2014 tax year forward remain open under statutes of limitation. Operating losses generated in years prior to 2014 remain open to adjustment until the statute closes for the tax year in which the net operating losses are utilized.

The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes for the years ended December 31, 2017 and 2016, primarily as a result of the following::

	Year Ended December 31,
	2017	2016

Federal statutory rate	34%	34%
State tax, net of income tax benefit	4%	1.9%
Effect of permanent differences	11%	(11.7)%
Change in valuation allowance	(48.0)%	(26.2)%
Total	1%	(2.0)%

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of our deferred tax balance was fully offset by the application of our valuation allowance. The accounting for the effects of the rate change on deferred tax balances is expected to be complete, and consequently no provisional amounts were recorded for this item.

Note 7 – Commitments and Contingencies

We lease premises and equipment under operating leases having terms from month-to-month to 5 years. At December 31, 2017, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year including known escalation clauses are as set forth in this table below (in $’000):

Year
2018	$698
2019	722
2020	776
2021	800
2022	190
Total	$3,186

For the years ended December 31, 2017 and 2016, rent expense included in selling, general and administrative expenses for operating leases was $0.3 million and $0.5 million, respectively. For the years ended December 31, 2017 and 2016, rent expense included in cost of revenue for operating leases was $0.7 million and $0.4 million, respectively.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2017, these open purchase order commitments amount to approximately $0.5 million. The majority of services delivered and equipment received is expected to be satisfied during the first six months of 2018 at which time these commitments will be fulfilled.

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently estimate that a material adverse effect on our financial position, results of operations and cash flows from such matters is not reasonably likely.

Note 8 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2017, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 9 – Share Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015 our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares.  At December 31, 2017, 2,576,000 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the years ended December 31, 2017 and 2016.

Stock-based Compensation Expense

For the year ended December 31, 2017, we recognized stock-based compensation of $68,000.  For the year ended December 31, 2016, the Company recognized stock-based compensation of $193,000 of which approximately $7,000 was included in Cost of Revenue.

As of December 31, 2017, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $45 thousand with a weighted average remaining vest life of 1.1 years.

Stock Options

Although we had historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2017 and 2016. The grants have various vesting features but typically involve time-based vesting.

Fair Value Determination –We utilize a Black-Scholes-Merton model to value stock options vesting over time. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under these models.

Volatility -The expected volatility of the options granted was estimated based upon historical volatility of our share price through weekly observations of our trading history corresponding to the expected term for Black-Scholes-Merton model.

Expected Term -Given the lack of historical experience, the expected term of options granted to employees was determined utilizing a plain vanilla approach whereby minimum or median time to vest and the contractual term of 10 years are averaged.

Risk-free Interest Rate -The yield was determined based on U.S. Treasury rates corresponding to the expected term of the underlying grants.

Dividend Yield -The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. We currently do not anticipate paying dividends; therefore, the yield was estimated at zero.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the year ended December 31, 2017:

Black-Scholes-Merton

Volatility	173%
Expected life of options (in years)	5
Risk-free interest rate	1.93%
Dividend yield	0%

During the years ended December 31, 2017 and 2016, we granted stock options to purchase 2.557 million and 0.06 million shares, respectively, of common stock at a weighted-average exercise price of $0.10 and $0.10 per share, respectively, which reflects the fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace during the 20 trading days following the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the years ended December 31, 2017 and 2016, as determined under the Black-Scholes-Merton valuation model was $0.10 and $0.06, respectively.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2017 and 2016:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2016	2,405,000	$0.48	-	$-
Options granted	60,000	$0.10
Options exercised	-	$-
Options cancelled and expired	(245,000)	$(0.41)
Shares under option, December 31, 2016	2,220,000	$0.48	6.15
Options granted	2,557,000	$0.10
Options exercised	-	$-
Options cancelled and expired	(2,316,000)	$(0.41)
Shares under option, December 31, 2017	2,461,000	$0.15	9.27	$687

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2017 and 2016:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2016	1,685,000	$0.36
Options granted	60,000	$0.13
Vested during period	(200,000)	$(0.52)
Options cancelled	(205,000)	$(0.30)
Non-vested shares under option, December 31, 2016	1,340,000	$0.34
Options granted	2,557,000	$0.13
Vested during period	-	$-
Options cancelled	(1,760,000)	$(0.29)
Non-vested shares under option, December 31, 2017	2,137,000	$0.13

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2017:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	324,000	4.62	$0.47	$3
Stock options expected to vest	2,137,000	9.27	$0.10	$684-
Options exercisable and expected to vest	2,461,000

Restricted Stock

We have granted shares of restricted stock under the Plan. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees typically vest over two or three years in in equal installments on the anniversaries of the grant date, contingent upon employment with the Company on the vesting dates. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

The fair value of restricted stock awarded for the year ended December 31, 2016 was $7,000 and was calculated using the value of TSS’ common stock on the grant date. No restricted stock was awarded during the year ended December 31, 2017. The value of awards are amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2017 and 2016, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2017 and 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2016	720,000	$0.55
Granted restricted stock	84,000	$0.08
Cancelled restricted stock	(80,000)	(0.37)
Vested restricted stock	(475,000)	$(0.52)
Unvested December 31, 2016	249,000	$0.45
Granted restricted stock	-	$-
Cancelled restricted stock	(54,000)	(0.08)
Vested restricted stock	(165,000)	$(0.62)
Unvested December 31, 2017	30,000	$0.15

Note 10 – Common Stock Repurchases

During the years ended December 31, 2017 and 2016, we repurchased 20,567 and 23,923 shares of our common stock, respectively, with an aggregate value of approximately $3,800 and $1,600 respectively, associated with the vesting of restricted stock held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

Note 11 – Related Party Transactions

During 2016 we leased our facility in Columbia, Maryland from an entity that is 50% owned by Gerard Gallagher, a director and our senior technical advisor. This lease was terminated in November 2016. Rents paid under this agreement were $253,000 during the year ended December 31, 2016.

We have $945,000 principal outstanding at December 31, 2017 in promissory notes payable to MHW, net of remaining discount of $84,000. Per the terms of the notes, we paid interest of approximately $ 114,000 during each of the years ended December 31, 2017 and 2016, respectively. We have $650,000 principal outstanding at December 31, 2017 in promissory notes payable to MHW Partners, net of remaining discount of $88,000. Per the terms of the notes, we paid interest of approximately $36,000 during the year ended December 31, 2017. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW and MHW Partners.

We have $300,000 in principal outstanding at December 31, 2017 in promissory notes payable to Mr. Glen Ikeda, a shareholder in the Company. The loan matures July 19, 2022 and bears no interest. We are permitted to make optional payments at any time without penalty. We issued Mr. Ikeda a warrant to purchase up to 954,231 shares of our common stock in connection with entering into the promissory notes.

Note 12 – Net Income (Loss) Per-Share

Basic and diluted income (loss) per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purpose of determining diluted income per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for income (loss) from continuing operations. In the table below, income (loss) represents the numerator and shares represent the denominator (in thousands except per share amounts):

	Years Ended December 31,
	2017	2016

Basic net income (loss) per share:
Numerator:
Net income (loss)	$766	$(1,023)
Denominator:
Weighted-average shares of common stock outstanding	15,505	15,405
Basic net income (loss) per share	$0.05	$(0.07)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$766	$(1,023)
Plus interest expense on convertible debt	-	-
	$766	$(1,023)
Denominator:
Weighted-average shares of common stock outstanding	15,505	15,405
Dilutive options and warrants outstanding	1,156	-
Effect of conversion of convertible notes	3	-
Number of shares used in diluted per-share computation	16,664	15,405

Diluted net income (loss) per share	$0.05	$(0.07)

       For the years ended December 31, 2017 and 2016, potentially dilutive shares of 324,000 and 3,539,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive in those periods.

Note 13 Segment Reporting

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

Revenue and operating result by reportable segment reconciled to reportable net income for the years ended December 31, 2017 and 2016 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Revenues:
Facilities	$12,254	$21,751
Systems integration services	6,062	5,622
Total revenues	$18,316	$27,373
Operating income (loss):
Facilities	$2,816	$551
Systems integration services	(1,710)	(1,184)
Consolidated operating income (loss)	$1,106	$(633)

Depreciation expense:
Facilities design and maintenance	$33	$64
Systems integration services	306	383
Consolidated depreciation expense	339	$447

Interest expense
Facilities design and maintenance	$184	$294
Systems integration services	144	71
Consolidated interest expense	$328	$365

Total Assets
Facilities	$2,682	$4,190
Systems integration services	1,572	1,938
Other consolidated activities	2,473	2,448
Total assets	$6,727	$8,576

Other consolidated activities includes assets not specifically attributable to each business segment including cash, prepaid and other assets that are managed at a corporate level.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of December 31, 2017.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2017 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2018 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)    The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2017 and 2016 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2.	Financial Statements Schedules:

None.

3.	Exhibits:

2.1

Asset Purchase Agreement, dated September 28, 2016 by and between VTC, L.L.C. d/b/a Total Site Solutions and Tech Site Services, L.L.C. (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016, and incorporated herein by reference).

3.2

Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

3.3

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit A to the Company’s Definitive Proxy Statement filed on April 29, 2011 and incorporated herein by reference)

3.4

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, dated effective June 6, 2013 (previously filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013, and incorporated herein by reference).

3.5

Amended and Restated Bylaws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)

4.1

Loan Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.2	Amended and Restated Loan Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Builders, Inc., MHW Partners, LP and MHW SPV II, LLC, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.3	Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Buildings, Inc. payable to the order of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.4	Amended and Restated Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. payable to the order of MHW SPV II, LLC, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.5	Security Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC and Alletag Buildings, Inc. in favor of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.6	Subordination Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc., MHW SPV II LLC and Bridge Bank, National Association, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.7	Warrant between TSS, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.8

Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. payable to the order of MHW Partners, LP, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.9

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

4.10

Amended and Restated Warrant between TSS, Inc. and MHW SPV II, LLC, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.11

Warrant between TSS, Inc. and MHW Partners, LP, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference)

4.12

First Amendment among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Builders, Inc., MHW Partners, LP, MHW SPV II, LLC, Andrew Berg and Glen Ikeda dated October 6, 2017 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.13

Promissory Note made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. payable to the order of Glen Ikeda, dated October 6, 2017 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.14

Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Builders, Inc. payable to the order of Andrew Berg, dated October 10, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.15

Warrant between TSS, Inc. and Glen Ikeda, dated October 6, 2017 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference)

4.16

Warrant between TSS, Inc. and Andrew Berg, dated October 10, 2017 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

10.1‡	Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2012 and incorporated herein by reference)

10.2‡

Form of Restricted Stock Award Agreement with executive officers relating to the 2006 Omnibus Incentive Compensation Plan (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015 and incorporated herein by reference).

10.3‡

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

10.4‡

Amendment to Executive Employment Agreement, effective as of February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010, and incorporated herein by reference).

10.5‡

Letter Agreement, dated February 28, 2010, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.6‡

Amendment to Executive Employment Agreement, dated January 3, 2012, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.7‡

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

10.9‡

Amendment to Executive Employment Agreement, effective as of August 13, 2013, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013, and incorporated herein by reference).

10.11‡

Amendment to Executive Employment Agreement, effective as of April 1, 2017, between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 5, 2017, and incorporated herein by reference).

10.12

Second Amendment to Amended and Restated Convertible Promissory Note, dated as of December 21, 2015, between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 22, 2015, and incorporated herein by reference). ).

10.13

Warrant between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 22, 2015, and incorporated herein by reference).

10.14‡

Executive Employment Agreement, dated January 3, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.15‡

Amendment No.1 to Executive Employment Agreement, effective as of March 14, 2012, between the Company and Anthony Angelini (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.16‡

Stock Option Agreement, dated as of April 30, 2012, between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.17‡

Stock Option Agreement dated as of April 30, 2012 between the Company and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 8, 2012 and incorporated herein by reference).

10.18‡

Amendment to Stock Option Agreement, dated as of April 10, 2017, between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-k filed on April 11, 2017, and incorporated herein by reference).

10.19‡

Amendment to Stock Option Agreement, dated as of April 10, 2017, between the Company and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-k filed on April 11, 2017, and incorporated herein by reference).

10.20‡

Separation from Employment Agreement and Release between TSS, Inc. and Martin T. Olsen (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017, and incorporated herein by reference).

10.21‡

Employment Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).

10.22‡

Award Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).

10.23‡

Amendment to Award Agreement, dated as of April 10, 2017, between the Company and John K. Penver (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-k filed on April 11, 2017, and incorporated herein by reference).

10.24‡

TSS, Inc. 2015 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2015 and incorporated herein by reference). ).

10.25

Factoring Agreement, dated May 6, 2016, among RTS Financial Service, Inc., and TSS, Inc., VTC, L.L.C., and Innovative Power Systems, Inc. (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2016, and incorporated herein by reference).

21.1*	Listing of subsidiaries

23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2017 and 2016.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date: March 23, 2018	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2018	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 23, 2018.

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