Form 10-Q
period 2018-03-31
TSS, Inc.
filed 2018-05-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 15, 2018              15,557,130

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended March 31, 2018

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS,” “Company,” “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,837	$2,268
Contract and other receivables, net	1,975	990
Costs and estimated earnings in excess of billings on uncompleted contracts	193	223
Inventories, net	94	134
Prepaid expenses and other current assets	115	114
Total current assets	4,214	3,729
Property and equipment, net	385	418
Goodwill	1,907	1,907
Intangible assets, net	525	561
Other assets	112	112
Total assets	$7,143	$6,727

Current Liabilities:
Accounts payable and accrued expenses	$2,647	$2,841
Deferred revenues	2,801	2,494
Total current liabilities	5,448	5,335
Long-term borrowings	1,702	1,656
Deferred revenue - noncurrent portion	122	-
Other liabilities	46	41
Total liabilities	7,318	7,032

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2018 and December 31, 2017; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2018 and December 31, 2017; 16,286 and 16,316 issued; 15,517 and 15,547 outstanding at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	68,935	68,886
Treasury stock 769 shares at cost at March 31, 2018 and December 31, 2017	(1,536)	(1,536)
Accumulated deficit	(67,576)	(67,657)
Total stockholders' equity (deficit)	(175)	(305)
Total liabilities and stockholders’ equity (deficit)	$7,143	$6,727

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2018	2017
Results of Operations:

Revenue	$4,849	$4,389
Cost of revenue	2,983	2,530
Gross profit	1,866	1,859

Selling, general and administrative expenses	1,575	1,741
Depreciation and amortization	106	139
Gain on sale of business component	-	(321)
Total operating costs	1,681	1,559
Income from operations	185	300
Other income (expense):
Interest expense, net	(93)	(77)

Income from operations before income taxes	92	223
Income tax expense (benefit)	11	(31)

Net income	$81	$254

Basic income per common share:	$0.01	$0.02
Diluted Income per common share	$0.00	$0.02

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2018

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance January 1, 2018	16,316	$2	$68,886	769	$(1,536)	$(67,657)	$(305)
Restricted stock cancelled	(30)	-	-	-	-	-	-
Stock-based compensation	-	-	49	-	-	-	49
Net income	-	-	-	-	-	81	81
Balance at March 31, 2018	16,286	$2	$68,935	769	$(1,536)	$(67,576)	$(175)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$81	$254
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	106	139
Non-cash interest	24	-
Amortization of debt discount	22	10
Stock-based compensation	49	10
Gain on sale of business component	-	(321)
Changes in operating assets and liabilities:
Contract and other receivables	(985)	912
Costs and estimated earnings in excess of billings on uncompleted contracts	30	249
Inventories, net	40	(7)
Prepaid expenses and other assets	(1)	(18)
Accounts payable and accrued expenses	(194)	(1,619)
Deferred revenues	429	(247)
Other liabilities	5	(46)
Net cash used in operating activities	(394)	(684)

Cash Flows from Investing Activities:
Capital expenditures	(37)	(33)
Proceeds from sale of business component	-	314
Net cash provided by (used in) investing activities	(37)	281

Cash Flows from Financing Activities:
Payment on long-term borrowings	-	(150)
(Repayment) borrowings under receivables factoring agreement	-	(303)
Repurchase of treasury stock	-	(1)
Net cash used in financing activities	-	(454)
Net decrease in cash and cash equivalents	(431)	(857)
Cash and cash equivalents at beginning of period	2,268	2,152
Cash and cash equivalents at end of period	$1,837	$1,295
Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$68
Cash paid for taxes	$4	$8

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

The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity (deficit) and cash flows. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, negative working capital, and our stockholders’ deficiency cause substantial doubt about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and while we believe that we have adequate plans to address these issues, there is still substantial doubt about our ability continue as a going concern. Our operating results have improved since 2016 and we achieved operating and net income in 2017. During 2016 and 2017 we sold certain parts of our business and discontinued several other services. These actions, along with cost reductions made at that time, provided additional capital for our business, lowered our total operating costs, improved our operating profits, and allowed us to focus our business activities on systems integration and modular data center build and maintenance activities. We also obtained additional debt financing during 2017 and restructured our existing long-term debt, to help us improve our liquidity and manage our working capital. We believe that there are further adjustments that could be made to our business if we were required to do so.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), using the modified retrospective method. Adoption of ASU 2014-09 did not have a material impact on our consolidated financial position or results of operations.

We recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Maintenance services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract term. We recognize revenue from these services on a ratable basis over the contract term. Our contracts are typically one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenue (a contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment, however our history of non-payments and bad debt expense has been insignificant.

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of March 31, 2018 and December 31, 2017, our allowance for doubtful accounts was less than $8,000.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales, however if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment, when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-45 days of invoicing.

Deployment and Other services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts, installation and servicing of equipment including modular data centers that we sold, and other fixed-price services including repair, design and project management services. In some cases, we arrange for a third party to perform warranty and servicing of equipment, and in these instances, we recognize revenue as the amount of any fees or commissions that we expect to be entitled to. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional.

Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative standalone selling prices.

Judgments

We consider several factors in determining that control transfers to the customer upon shipment of equipment or upon completion of our services. These factors include that legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment or completion of the services.

Sales taxes

Sales (and similar) taxes that are imposed on our sales and collected from customers are excluded from revenues.

Shipping and handling costs

Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and are expensed as incurred. We accrue costs for shipping and handling activities that occur after control of the promised good or service has transferred to the customer.

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

Three-Months Ended March 31,	2018	2017

FACILITIES:
Maintenance revenues	$1,166	$1,104
Equipment sales	612	-
Deployment and other services	1,601	1,384
	$3,379	$2,488

SYSTEMS INTEGRATION:
Integration services	$1,470	$1,901

TOTAL REVENUES	$4,849	$4,389

Remaining Performance Obligations

As part of our adoption of ASU 2014-09, we have elected to use a practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when we expect to recognize such revenue, for all periods prior to the date of initial application of the standard.

As of March 31, 2018, Deferred Revenue of $2,444,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $479,000 of Deferred Revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended
	March 31,
	2018	2017

US-based IT OEM	76%	63%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 66% and 26% of our accounts receivable at March 31, 2018 and December 31, 2017, respectively. A US-based electronic equipment manufacturer represented 22% of our accounts receivable at December 31, 2017. A US-based technology consulting company represented 23% of our accounts receivable at December 31, 2017. No other customer represented more than 10% of our accounts receivable at March 31, 2018 or at December 31, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	March 31, 2018	December 31, 2017
Contract and other receivables	$1,983	$998
Allowance for doubtful accounts	(8)	(8)
Contracts and other receivables, net	$1,975	$990

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	March 31, 2018	December 31, 2017
Raw materials	$96	$136
less: Reserve	(2)	(2)
Inventories, net	$94	$134

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	March 31, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Intangible assets subject to amortization:
Customer relationships	$906	$(440)	$906	$(418)
Acquired software	$234	$(228)	$234	$(216)
Trade name	$60	(7)	$60	(5)

We recognized amortization expense related to intangibles of approximately $36,000 for each if the three-month periods ended March 31, 2018 and 2017, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2017 as part of our annual testing for impairment and concluded that there was no impairment. Although there were events and circumstances in existence at December 31, 2017 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2017 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three -month period ended March 31, 2018 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in $’000):

	Estimated Useful			March 31,	December 31,
	Lives (in years)			2018	2017
Vehicles		5		$32	$32
Trade equipment		5		162	162
Leasehold improvements	2	–	5	378	378
Furniture and fixtures		7		20	18
Computer equipment and software		3		1,483	1,448
				2,075	2,038
Less accumulated depreciation				(1,690)	(1,620)
Property and equipment, net				$385	$418

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $70,000 and $125,000 the three-month periods ended March 31, 2018 and 2017.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	March 31, 2018	December 31, 2017
Accounts payable	$1,633	$1,413
Accrued expenses	661	847
Compensation, benefits & related taxes	340	567
Other accrued expenses	13	14
Total accounts payable and accrued expenses	$2,647	$2,841

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000):

	March 31, 2018	December 31, 2017
Notes Payable due July 2022	$1,995	$1,995
Accrued interest – long term	71	47
Less unamortized discount and debt issuance costs	(364)	(386)
	1,702	1,656
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$1,702	$1,656

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

The obligations under the loan are secured by substantially all of our assets pursuant to the terms of a security agreement. In connection with the receivables financing agreement described below, MHW executed a subordination agreement to evidence its agreement that its security interest is subordinated to the security interest of RTS Financial Services, Inc. in all of the Company’s present and future accounts receivable and all proceeds thereof.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. $5,000 and $8,000 was amortized during each of the three-month periods ended March 31, 2018 and 2017, respectively, for this warrant.

On July 19, 2017, we also borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory note held by MHW and is subject to the same loan agreement. Similar to the note held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time, subject to a prepayment fee of (a) 4% if the prepayment is made prior to July 20, 2018, (b) 2% if the prepayment is made between July 20, 2018 and July 19, 2019, and (c) 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

The obligations under the loan agreement and this promissory note are secured by substantially all of the Company’s assets pursuant to the terms of an amended and restated security agreement. This security agreement amends and restates the security agreement entered into with MHW in February 2015.

In conjunction with entering into this new loan, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during the three-month period ended March 31, 2018.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during the three-month period ended March 31, 2018.

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

	Three Months Ended March 31,
	2018	2017

Pre-tax profit related to project management business sold	$-	$47

Note 6 - Net Income Per-Share

Basic and diluted income per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted income per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations. In the table below, income represents the numerator and shares represents the denominator (in thousands except per share amounts).

	Three Months Ended March 31,
	2018	2017

Basic net income per share:
Numerator:
Net income	$81	$254
Denominator:
Weighted-average shares of common stock outstanding	15,969	15,526

Basic net income per share	$0.01	$0.02

Diluted net income per share:
Numerator:
Net income	$81	$254
Plus interest expense on convertible debt	-	2
	$81	$256
Denominator:
Weighted-average shares of common stock outstanding	15,969	15,526
Dilutive options and warrants outstanding	2,910	-
Effect of conversion of convertible notes	-	13
Number of shares used in diluted per-share computation	18,879	15,539

Diluted net income per share	$0.00	$0.02

For the three-month periods ended March 31, 2018 and 2017 potentially dilutive shares of 400,000 and 3,282,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive in those periods.

Note 7 – Related Party Transactions

We have $945,000 principal outstanding at March 31, 2018 in promissory notes payable to MHW, net of remaining discount of $91,000. Per the terms of the notes, we paid interest of approximately $ 29,000 and $28,000 during the three-month periods ended March 31, 2018 and 2017, respectively. We have $650,000 principal outstanding at March 31, 2018 in promissory notes payable to MHW Partners, net of remaining discount of $94,000. Per the terms of the notes, we paid interest of $20,000 during the three-month period ended March 31, 2018. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

We have $300,000 in principal outstanding at March 31, 2018 in promissory notes payable to M. Glen Ikeda, a shareholder in the Company. The loan matures July 19, 2022 and bears no interest. We are permitted to make optional payments at any time without penalty. We issued Mr. Ikeda a warrant to purchase up to 954,231 shares of our common stock in connection with entering into the promissory note.

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

Revenue and operating results by reportable segment reconciled to reportable net income for the three -month periods ended March 31, 2018 and 2017 and other segment-related information is as follows (in thousands):

	Three Month Periods
	ended March 31,
	2018	2017

Revenues:

Facilities	$3,379	$2,488
System integration services	1,470	1,901
Total revenues	$4,849	$4,389

Operating Income:
Facilities	$705	$558
System integration services	(520)	(258)
Consolidated operating income	$185	$300

Depreciation expense:
Facilities	$8	$9
System integration services	62	93
Consolidated depreciation expense	$70	$102

Interest expense
Facilities	$59	$43
System integration services	34	34
Consolidated interest expense	$93	$77

	March 31, 2018	Dec. 31, 2017
Total Assets
Facilities	$3,443	$2,682
System integration services	1,714	1,572
Other consolidated activities	1,986	2,473
Total assets	$7,143	$6,727

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2016 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, systems installation and facilities management.

Our headquarters are in Round Rock, Texas, and we also have an office in Dulles, Virginia.

Our business is concentrated on the data center infrastructure and services market. This market is becoming increasingly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment and more efficient data center design and operation, resulting in continued growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under ‘‘Master Service Agreements’’, and the loss of such customers would have a negative effect on our results.

RESULTS OF OPERATIONS

Revenue

Revenue consists of fees earned from the planning, design and project management for mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services for these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive all our revenue from the U.S. market.

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all the customers equipment (excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter into comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically our construction services were tied to a few, high-value contracts for the construction of new data centers at any point in time. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required additional working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, where we can obtain better margins. We have also focused on providing maintenance services for modular data center applications as this emerging market expands. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business.

Revenues for the three-month period ended March 31, 2018 increased by $0.5 million, or 10% compared to the same period in 2017. This increase reflects a $0.9 million or 24% increase in our facilities services revenues as the number of modular data center deployments increased and from additional services relating to upgrading or retro fitting existing modular data centers increased compared to the prior year. This increase was offset by a $0.4 million or 23% decrease in our systems integration revenues, caused in part by component shortages of critical equipment, including hard drives, that prevented us from completing customer orders during the period. Our revenue of $4.8 million in the three-month period ended March 31, 2018 was flat with the $4.8 million in revenue we had in the fourth quarter of 2017.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 62% for the three-month period ended March 31, 2018 compared to 58% for the same period in 2017 and 58% in the fourth quarter of 2017. This increase from 2017 is because of lower utilization of our systems integration facility in 2018 compared to the same period in 2017 as revenues from this business unit decreased. We have higher fixed costs in our systems integration unit, and lower utilization results in a higher percentage of cost of revenue and lower gross profit margins for this unit.

Since we earn higher profits on our own labor services, we expect gross margins to improve when our labor services mix increases relative to the use of subcontracted labor or third-party material. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead improves the profitability overall for the Company because they can increase income, broaden our revenue base and have a favorable return on invested capital.

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

Gross Profit

Our gross profit margin for the three-month period ended March 31, 2018 was 38% compared to a gross profit margin of 42% in the first quarter of 2017 and a gross profit margin of 42% in the fourth quarter of 2017. This decrease in margin compared to 2017 was primarily attributable to lower utilization of our systems integration facility compared to 2017. With higher revenue compared to 2017, the lower margin resulted in our gross profit being $1.9 million for the quarter, compared to a gross profit of $1.9 million in the first quarter of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2018, our selling, general and administrative expenses decreased by $166,000 or 10% compared to the same period of 2017. This decrease was due to lower headcount related costs following the sale of a portion of our project management business in the first quarter of 2017.

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

Operating income

For the three-month period ended March 31, 2018, we recorded an operating profit of $185,000. This compares to an operating profit of $300,000 that we had in the in the first quarter of 2017. The 2017 results included a $321,000 gain from the sale of a specific customer contract.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2018 are our cash and cash equivalents on hand, funds available under our receivables factoring agreement and projected cash flows from operating activities.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2018 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs to continue operating.

We currently have a full-recourse, receivables factoring agreement in place with RTS Financial Service (RTS) whereby RTS may purchase eligible accounts receivable from us. RTS will advance 80% of the face value of our receivables and the balance (less fees) is paid to us after our customer remits funds to RTS. Advances are subject to a financing cost of prime plus 7% per annum. Advances under this agreement are at the discretion of RTS and there is no maximum or committed facility amount such as existed under our bank-based revolving credit facility Due to the changes in our business model and discontinuation of certain service lines, the amount of eligible borrowings has decreased and reduced our ability to use this facility as a source of liquidity. We have not utilized this facility since June 2017. We are currently evaluating alternative, traditional bank-based revolving credit facility options in order to replace this receivables factoring agreement and to provide additional liquidity for the business.

Our quarterly operating results have shown mixed but improving results over the past eighteen months with large quarterly fluctuations in revenue and operating results. Our quarterly revenues have fluctuated between $4.2 million to $7.3 million. Our gross profit margin has ranged from 33% to 42%, and our operating results have varied from an operating loss of $0.1 million to an operating profit of $0.4 million. We continue to operate the business with a net working capital deficit and with a stockholders’ equity deficiency. Due to these fluctuations and our liquidity position, we continue to look at alternative sources of funding to strengthen our balance sheet. Our recent debt financings have helped us manage our liquidity and provided funding for our business. There can be no guarantee that will not require additional funding, and that such financing will be available to us when we require it or that we will complete any such financing.

As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $1.8 million and $2.3 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities for the three-month period ended March 31, 2018 was $0.4 million compared to cash used in operating activities of $0.7 million for the three-month period ended March 31, 2017. This decrease in cash used was primarily driven by a shrinkage in our consolidated balance sheet as we discontinued our project management activities in the beginning of 2017. This required us to pay off $1.6 million in our accounts payable and accrued expenses as we decreased and completed a number of large project management contracts. These changes were offset by higher receivables in 2018 due to the timing of renewals of customer maintenance contracts.

Investing activities:

Cash used in investing activities in 2018 was $37,000 for purchases of property and equipment. This compares to cash provided by investing activities of $0.3 million during the three-month period ended March 31, 2017 which primarily reflected the proceeds of $321,000 received from the sale of a specific customer contract in our project management business.

Financing activities:

Cash used in financing activities was $454,000 for the three-month period ended March 31, 2017, which was due to repayment of promissory notes payable of $150,000 and repayment of amounts borrowed under our receivables factoring agreement of $303,000. There were no financing activities in the three-month period ended March 31, 2018.

Future uses of cash

Our history of negative working capital, and our stockholders’ deficit may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. During 2016, we sold off a portion of our facilities maintenance operation and in the first quarter of 2017, we sold a customer contract from our project management operations. Combined, these actions provided $1.3 million in liquidity to the business. During the fourth quarter of 2016, we also made the decision to outsource certain service offerings which further allowed us to reduce our headcount and our level of overhead expenses, and we closed our office facility in Maryland. In July 2017, we borrowed an additional $650,000 of long-term debt and extended the repayment term of our existing long-term debt by a further two years. In October 2017, we borrowed an additional $400,000 in long-term debt under our multiple advance term-loan facility. We believe that there are further adjustments to reduce costs and improve profitability that could be made to our business if we were required to do so. We have had operating profits for the last seven quarters and believe that by focusing our business on facilities maintenance and systems integration activities, we have a higher probability of sustaining profitability and improving our overall liquidity position.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding if needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of our cash usage during 2018 and beyond and significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of services that we offer or our ability to deliver such services, which could materially impact our financial results. The consolidated financial statements included in this filing do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off balance sheet arrangements.

Critical Accounting Policies and Pronouncements

Except with respect to the new disclosure requirements with regards to revenue recognition upon adoption of ASC 606 on January 1, 2018,  there have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2017. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

TSS, INC.

Date: May 15, 2018	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)