Form 10-Q
period 2018-06-30
TSS, Inc.
filed 2018-08-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 14, 2018              16,277,130

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended June 30, 2018

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	June 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash and cash equivalents	$3,312	$2,268
Contract and other receivables, net	1,524	990
Costs and estimated earnings in excess of billings on uncompleted contracts	325	223
Inventories, net	97	134
Prepaid expenses and other current assets	270	114
Total current assets	5,528	3,729
Property and equipment, net	423	418
Goodwill	1,907	1,907
Intangible assets, net	494	561
Other assets	109	112
Total assets	$8,461	$6,727

Current Liabilities:
Accounts payable and accrued expenses	$2,901	$2,841
Deferred revenues	3,406	2,494
Total current liabilities	6,307	5,335
Long-term borrowings	1,748	1,656
Deferred revenue – noncurrent portion	150	-
Other liabilities	48	41
Total liabilities	8,253	7,032

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2018 and December 31, 2017; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2018 and December 31, 2017; 16,286 and 16,316 issued; 15,517 and 15,547 outstanding at June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	69,001	68,886
Treasury stock 769 shares at cost at June 30, 2018 and December 31, 2017	(1,536)	(1,536)
Accumulated deficit	(67,259)	(67,657)
Total stockholders' equity (deficit)	208	(305)
Total liabilities and stockholders’ equity (deficit)	$8,461	$6,727

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Results of Operations:
Revenue	$5,367	$4,198	$10,216	$8,587
Cost of revenue	3,302	2,444	6,285	4,974
Gross profit	2,065	1,754	3,931	3,613
Selling, general and administrative expenses	1,516	1,555	3,093	3,298
Depreciation and amortization	100	125	206	263
Gain on sale of business component	-	-	-	(321)
Total operating costs	1,616	1,680	3,299	3,240
Income from operations	449	74	632	373
Other income (expense):
Interest expense, net	(111)	(74)	(204)	(151)
Other income (expense), net	-	(3)	-	(3)
Income (loss) from operations before income taxes	338	(3)	428	219
Income tax (benefit) expense	19	21	30	(10)
Net income (loss)	$319	$(24)	$398	$229

Basic income (loss) per common share	$0.02	$(0.00)	$0.02	$0.01
Diluted income (loss) per common share	$0.02	$(0.00)	$0.02	$0.01

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2018

(in thousands, except share amounts, unaudited)

							Total
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance January 1, 2018	16,316	$2	$68,886	769	$(1,536)	$(67,657)	$(305)
Restricted stock cancelled	(30)	-	-	-	-	-	-
Stock-based compensation	-	-	115	-	-	-	115
Net income	-	-	-	-	-	398	398
Balance at June 30, 2018	16,286	$2	$69,001	769	$(1,536)	$(67,259)	$208

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$398	$229
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	206	263
Non-cash interest	49	-
Amortization of debt discount	43	20
Stock-based compensation	115	37
Gain on sale of business component	-	(321)
Changes in operating assets and liabilities:
Contract and other receivables	(534)	1,194
Costs and estimated earnings in excess of billings on uncompleted contracts	(102)	239
Inventories, net	37	(63)
Prepaid expenses and other assets	(153)	(210)
Accounts payable and accrued expenses	60	(2,375)
Deferred revenues	1,062	270
Other liabilities	7	(39)
Net cash provided by (used in) operating activities	1,188	(756)
Cash Flows from Investing Activities:
Capital expenditures	(144)	(80)
Proceeds from sale of business component	-	314
Net cash provided by (used in) investing activities	(144)	234
Cash Flows from Financing Activities:
Payment on long-term borrowings	-	(150)
Repayment under receivables factoring agreement	-	(453)
Repurchase of treasury stock	-	(1)
Net cash used in financing activities	-	(604)
Net increase (decrease) in cash and cash equivalents	1,044	(1,126)
Cash and cash equivalents at beginning of period	2,268	2,152
Cash and cash equivalents at end of period	$3,312	$1,026
Supplemental disclosure of cash flow information:
Cash paid for interest	$116	$132
Cash paid for taxes	$39	$19

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

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, negative working capital, and our stockholders’ deficiency cause substantial doubt about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and, while we believe that we have adequate plans to address these issues, there is still substantial doubt about our ability continue as a going concern. Our operating results have improved since 2016 and we achieved operating and net income in 2017 and during the first two quarters of 2018. During 2016 and 2017 we sold certain parts of our business and discontinued several other services. These actions, along with cost reductions made at that time, provided additional capital for our business, lowered our total operating costs, improved our operating profits, and allowed us to focus our business activities on systems integration and modular data center build and maintenance activities. We also obtained additional debt financing during 2017 and restructured our existing long-term debt to help us improve our liquidity and manage our working capital. We have now eliminated our stockholder’s deficit, and believe that with our improved operating results, we are on the path to removing the uncertainty regarding our ability to continue to operate our business as a going concern. We believe that there are further adjustments that could be made to our business if we were required to do so.

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

Maintenance services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract term. Our contracts are typically one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services on a ratable basis over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment, however our history of non-payments and bad debt expense has been insignificant.

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of June 30, 2018 and December 31, 2017, our allowance for doubtful accounts was $8,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

	Three-months ended June 30,		Six-months ended June 30,
	2018	2017	2018	2017
FACILITIES:
Maintenance revenues	$1,236	$1,143	$2,402	$2,247
Equipment sales	492	654	1,127	792
Deployment and other services	1,439	933	3,017	2,178
	$3,167	$2,730	$6,546	$5,217

SYSTEMS INTEGRATION:
Integration services	$2,200	$1,468	$3,670	$3,370
TOTAL REVENUES	$5,367	$4,198	$10,216	$8,587

Remaining Performance Obligations

As part of our adoption of ASU 2014-09, we have elected to use a practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when we expect to recognize such revenue, for all periods prior to the date of initial application of the standard.

As of June 30, 2018, deferred revenue of $3,406,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $150,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and two years.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT Original Equipment Manufacturer (OEM). If this relationship is unsuccessful or discontinues, our business and revenue would materially suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

US-based IT OEM	67%	63%	71%	63%
Global IT services company	2%	11%	4%	6%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 24% and 26% of our accounts receivable at June 30, 2018 and December 31, 2017, respectively. A US-based electronic equipment manufacturer represented 22% of our accounts receivable at December 31, 2017. A US-based technology consulting company represented 15% and 23% of our accounts receivable at June 30, 2018 and December 31, 2017, respectively. A US-based data center operator represented 15% of our accounts receivable at June 30, 2018. No other customer represented more than 10% of our accounts receivable at June 30, 2018 or at December 31, 2017.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements and while we do not anticipate this having a material impact on our results of operations, we anticipate recording lease-related assets and liabilities between $2 - $2.5 million on our balance sheet upon adoption of the pronouncement.

In May 2017, the FASB issued ASU No. 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The AU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2018	December 31, 2017
Contract and other receivables	$1,532	$998
Allowance for doubtful accounts	(8)	(8)
Contracts and other receivables, net	$1,524	$990

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	June 30, 2018	December 31, 2017
Raw materials	$99	$136
less: Reserve	(2)	(2)
Inventories, net	$97	$134

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	June 30, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Intangible assets subject to amortization:
Customer relationships	$906	$(464)	$906	$(418)
Acquired software	$234	$(234)	$234	$(216)
Trade name	$60	(8)	$60	(5)

We recognized amortization expense related to intangibles of approximately $33,000 and $36,000, for the three-month periods ended June 30, 2018 and 2017, respectively. We recognized amortization expense related to intangibles of approximately $67,000 and $74,000, for the six-month periods ended June 30, 2018 and 2017, respectively

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2017 as part of our annual testing for impairment and concluded that there was no impairment. Although there were events and circumstances in existence at December 31, 2017 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2017 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three or six-month periods ended June 30, 2018 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in $’000):

	Estimated Useful			June 30,	December 31,
	Lives (years)			2018	2017
Vehicles		5		$32	$32
Trade equipment		5		207	162
Leasehold improvements	2	–	5	378	378
Furniture and fixtures		7		20	18
Computer equipment and software		3		1,543	1,448
				2,180	2,038
Less accumulated depreciation				(1,757)	(1,620)
Property and equipment, net				$423	$418

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $67,000 and $89,000 the three-month periods ended June 30, 2018 and 2017, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $139,000 and $189,000 for the six-month periods ended June 30, 2018 and 2017, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	June 30, 2018	December 31, 2017
Accounts payable	$1,739	$1,413
Accrued expenses	745	847
Compensation, benefits & related taxes	405	567
Other accrued expenses	12	14
Total accounts payable and accrued expenses	$2,901	$2,841

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000):

	June 30, 2018	December 31, 2017
Notes Payable due July 2022	$1,995	$1,995
Accrued interest – long term	96	47
Less unamortized discount and debt issuance costs	(343)	(386)
	1,748	1,656
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$1,748	$1,656

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 and $8,000 of this amount was amortized during the three-month periods ended June 30, 2018 and 2017, respectively. Approximately $9,000 and $17,000 was amortized during the six-month periods ended June 30, 2018 and 2017, respectively.

On July 19, 2017, we also borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, the note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time, subject to a prepayment fee of (a) 4% if the prepayment is made prior to July 20, 2018, (b) 2% if the prepayment is made between July 20, 2018 and July 19, 2019, and (c) 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

The obligations under the loan agreement and this promissory note are secured by substantially all of the Company’s assets pursuant to the terms of an amended and restated security agreement. This security agreement amends and restates the security agreement entered into with MHW in February 2015.

In conjunction with entering into this new loan, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during the three-month period ended June 30, 2018 and approximately $10,000 was amortized during the six-month period ended June 30, 2018.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during the three-month period ended June 30, 2018 and approximately $20,000 was amortized during the six-month period ended June 30, 2018.

Note 4 –– Sale of Business Component

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Pre-tax profit related to project management business sold	$-	$23	$-	$70

Note 5 - Net Income (Loss) Per-Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic net income (loss) per share:
Numerator:
Net income (loss)	$319	$(24)	$398	$229
Denominator:
Weighted-average shares of common stock outstanding	16,277	15,497	16,123	15,512
Basic net income (loss) per share	$0.02	$(0.00)	$0.02	$0.01

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$319	$(24)	$398	$229
Less interest expense on convertible debt	-	-	-	4
	$319	$(24)	$398	$225
Denominator:
Weighted-average shares of common stock outstanding	16,277	15,497	16,123	15,512
Dilutive options and warrants outstanding	2,882	-	2,906	1,065
Effect of conversion of convertible notes	-	-	-	13
Number of shares used in diluted per-share computation	19,159	15,497	19,029	16,590

Diluted net income (loss) per share	$0.02	$(0.00)	$0.02	$0.01

For the three-month periods ended June 30, 2018 and 2017 potentially dilutive shares of 400,000 and 3,282,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive in those periods.

For the six-month periods ended June 30, 2018 and 2017 potentially dilutive shares of 400,000 and 3,496,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive in those periods.

Note 6 – Related Party Transactions

We have $945,000 principal outstanding at June 30, 2018 in promissory notes payable to MHW, net of remaining discount of $85,000. Per the terms of the notes, we paid interest of approximately $ 29,000 and $28,000 during the three-month periods ended June 30, 2018 and 2017, respectively, and we paid interest of $59,000 and $56,000 during the six-month periods ended June 30, 2018 and 2017, respectively. We have $650,000 principal outstanding at June 30, 2018 in promissory notes payable to MHW Partners, net of remaining discount of $89,000. Per the terms of the notes, we paid interest of $20,000 during the three-month period ended June 30, 2018 and we paid interest of $40,000 during the six-month period ended June 30, 2018. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 7 Segment Reporting

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

Revenue and operating results by reportable segment reconciled to reportable net income for the three and six-month periods ended June 30, 2018 and 2017 and other segment-related information is as follows (in thousands):

	Three Month Periods ended June 30,		Six Month Periods ended June 30,
	2018	2017	2018	2017
Revenues:

Facilities	$3,167	$2,730	$6,546	$5,217
Systems integration services	2,200	1,468	3,670	3,370
Total revenues	$5,367	$4,198	$10,216	$8,587

Income (loss) from operations:
Facilities	$660	$515	$1,363	$1,072
Systems integration services	(211)	(441)	(731)	(699)
Total income from operations	$449	$74	632	$373

Depreciation expense:
Facilities	$9	$8	$19	$17
Systems integration services	58	79	120	172
Consolidated depreciation expense	$67	$87	$139	$189

Interest expense
Facilities	$70	$42	$129	$85
Systems integration services	41	32	75	65
Consolidated interest expense	$111	$74	$204	$151

	June 30, 2018	Dec. 31, 2017
Total Assets
Facilities	$3,062	$2,682
Systems integration services	1,733	1,572
Other consolidated activities	3,666	2,473
Total assets	$8,461	$6,727

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2017 Annual Report on Form 10-K for a discussion of items that may affect our future results.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically our construction services were tied to a few, high-value contracts for the construction of new data centers at any point in time. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required additional working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, in order to obtain better margins. We have also focused on providing maintenance services for modular data center applications as this emerging market expands. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business.

Revenues for the three-month period ended June 30, 2018 increased by $1.2 million, or 28%, compared to the same period in 2017. This increase reflects a $0.4 million or 16% increase in our facilities services revenues as the number of modular data center deployments increased compared to the prior year. We also experienced a $0.7 million or 50% increase in our systems integration revenues, caused in part by an alleviation of parts shortages that had hindered our last two quarters and from an increase in the build out of modular data center containers compared to the prior year. Our revenue of $5.4 million in the three-month period ended June 30, 2018 was up 11%, or $0.5 million, from $4.8 million in revenue we had in the first quarter of 2018.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 62% for the three-month period ended June 30, 2018 compared to 58% for the same period in 2017 and 62% in the first quarter of 2018. For the six-month period ended June 30, 2018 our cost of revenue as a percentage of total revenue was 62% compared to 58% for the same period in 2017. This increase in cost of revenue from 2017 reflects lower profitability margins in our systems integration activities in 2018 compared to the same period in 2017 and lower margins on our modular deployment activities compared to the prior year.

Since we earn higher profits on our own direct labor services than when we use subcontractor or third-party services, we expect gross margins to improve when our direct labor services mix increases relative to the use of subcontracted labor or third-party services. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead allows us to increase income, broaden our revenue base and have a favorable return on invested capital.

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

Gross Profit

Our gross profit margin for the three-month period ended June 30, 2018 was 38% compared to a gross profit margin of 42% in the second quarter of 2017 and a gross profit margin of 38% in the first quarter of 2018. For the six-month period ended June 30, 2018 our gross profit margin was 38% compared to a gross profit margin of 42% for the same period in 2017. This decrease in margin compared to 2017 was primarily attributable to lower pricing and profitability in our systems integration business compared to 2017. With higher revenue compared to 2017, the lower margin resulted in our gross profit being $2.0 million for the quarter, compared to a gross profit of $1.8 million in the second quarter of 2017. Year-to-date, our gross profit of $3.9 million is $0.3 million or 8% higher than the $3.6 million gross profit we earned in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended June 30, 2018, our selling, general and administrative expenses decreased by $39,000 or 3% compared to the same period of 2017. For the six-month period ended June 30, 2018, our selling, general and administrative expenses decreased by $205,000 or 6% compared to the same period of 2017. This decrease was mainly due to lower headcount related costs following the sale of a portion of our project management business in the first quarter of 2017.

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

Operating income

For the three-month period ended June 30, 2018, we recorded an operating profit of $449,000. This compares to an operating profit of $74,000 that we had in the in the second quarter of 2017. For the six-month period ended June 30, 2018, we recorded an operating profit of $632,000. This compares to an operating profit of $373,000 that we recorded in the same period in 2017. The 2017 results included the $321,000 gain from the sale of a specific customer contract.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2018 are our cash and cash equivalents on hand and projected cash flows from operating activities.

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

Our quarterly operating results have shown mixed but improving results over the past eighteen months with large quarterly fluctuations in revenue and operating results. Our quarterly revenues have fluctuated between $4.2 million to $7.3 million. Our gross profit margin has ranged from 33% to 42%, and our operating results have varied from an operating loss of $0.1 million to an operating profit of $0.4 million. We continue to operate the business with a net working capital deficit but due to continuing profitability, we have eliminated the deficit in our stockholder’s equity. Due to these fluctuations and our liquidity position, we continue to look at alternative sources of funding to strengthen our balance sheet. In the second half of 2017 we completed 2 additional debt financings that have helped us manage our liquidity and provided funding for our business. There can be no guarantee that we will not require additional funding and that such financing will be available to us when we require it or that we will complete any such financing.

As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $3.3 million and $2.3 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities for the six-month period ended June 30, 2018 was $1.2 million compared to cash used in operating activities of $0.8 million for the six-month period ended June 30, 2017. This increase in cash provided was primarily driven by the receipt of advance payments on annual maintenance contracts which caused our level of deferred revenues to increase by $1.1 million, and from improved profitability. These changes were offset by higher receivables in 2018 due to the timing of renewals of customer maintenance contracts.

Investing activities:

Cash used in investing activities for the six-month period ended June 30, 2018 was $141,000 for purchases of property and equipment. This compares to cash provided by investing activities of $0.2 million during the six-month period ended June 30, 2017 which primarily reflected the proceeds of $314,000 received from the sale of a specific customer contract in our project management business offset by $80,000 in purchases of property and equipment

Financing activities:

Cash used in financing activities was $604,000 for the six-month period ended June, 2017, which was due to repayment of promissory notes payable of $150,000 and repayment of amounts borrowed under our receivables factoring agreement of $453,000 and repurchases of treasury stock of $1,000. There were no financing activities in the six-month period ended June 30, 2018.

Future uses of cash

Our history of negative working capital, and stockholders’ deficits may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. During 2016, we sold off a portion of our facilities maintenance operation and, in the first quarter of 2017, we sold a customer contract from our project management operations. Combined, these actions provided $1.3 million in liquidity to the business. During the fourth quarter of 2016, we also made the decision to outsource certain service offerings which further allowed us to reduce our headcount and our level of overhead expenses, and we closed our office facility in Maryland. In July 2017, we borrowed an additional $650,000 of long-term debt and extended the repayment term of our existing long-term debt by a further two years. In October 2017, we borrowed an additional $400,000 in long-term debt under our multiple advance term-loan facility. We believe that there are further adjustments to reduce costs and improve profitability that could be made to our business if we were required to do so. We have recorded operating profits for the last eight quarters and believe that by focusing our business on facilities maintenance and systems integration activities, we have a higher probability of sustaining profitability and improving our overall liquidity position. During the quarter ended June 30, 2018 we eliminated the deficit in our stockholders’ equity because of this improved profitability. We anticipate that we will continue to operate the business with negative working capital due to the level and timing of payments related to our facilities maintenance business, and that these payments will be a critical source of liquidity as we operate.

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

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, and funds generated from operations including the funds from our customer financing programs. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt or the sale of part or all of our operations. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off -balance sheet arrangements.

Critical Accounting Policies and Pronouncements

Except with respect to adoption of our new revenue recognition policy on January 1, 2018, there have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2017. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 5. Other Information.

On August 9th, 2018, we received notice of termination of the receivables-factoring agreement with RTS Financial Services, Inc. (RTS). We entered into this agreement in May 2016. We have not factored any receivables with RTS under this agreement since June 2017. We did not incur any penalties as a result of this termination.

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

TSS, INC.

Date: August 14, 2018	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)