Form 10-Q
period 2018-09-30
TSS, Inc.
filed 2018-11-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 14, 2018              16,304,107

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended September 30, 2018

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	September 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash and cash equivalents	$3,186	$2,268
Contract and other receivables, net	2,620	990
Costs and estimated earnings in excess of billings on uncompleted contracts	311	223
Inventories, net	83	134
Prepaid expenses and other current assets	217	114
Total current assets	6,417	3,729
Property and equipment, net	408	418
Goodwill	1,907	1,907
Intangible assets, net	470	561
Other assets	109	112
Total assets	$9,311	$6,727

Current Liabilities:
Accounts payable and accrued expenses	$3,088	$2,841
Deferred revenues	3,330	2,494
Total current liabilities	6,418	5,335
Long-term borrowings	1,795	1,656
Deferred revenue – noncurrent portion	126	-
Other liabilities	49	41
Total liabilities	8,388	7,032

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2018 and December 31, 2017; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2018 and December 31, 2017; 16,316 and 16,316 issued; 15,544 and 15,547 outstanding at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	69,066	68,886
Treasury stock 772 and 769 shares at cost at September 30, 2018 and December 31, 2017, respectively	(1,538)	(1,536)
Accumulated deficit	(66,607)	(67,657)
Total stockholders' equity (deficit)	923	(305)
Total liabilities and stockholders’ equity (deficit)	$9,311	$6,727

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Results of Operations:
Revenue	$6,371	$4,898	$16,587	$13,485
Cost of revenue	3,855	2,818	10,140	7,792
Gross profit	2,516	2,080	6,447	5,693
Selling, general and administrative expenses	1,654	1,578	4,747	4,876
Depreciation and amortization	91	109	297	372
Gain on sale of business component	-	-	-	(321)
Total operating costs	1,745	1,687	5,044	4,927
Income from operations	771	393	1,403	766
Other income (expense):
Interest expense, net	(102)	(82)	(306)	(233)
Other income (expense), net	-	-	-	(3)
Income from operations before income taxes	669	311	1,097	530
Income tax expense	17	13	47	3
Net income	$652	$298	$1,050	$527

Basic income per common share	$0.04	$0.02	$0.06	$0.03
Diluted income per common share	$0.03	$0.02	$0.05	$0.03

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 (in thousands, except share amounts, unaudited)

							Total
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance January 1, 2017	16,370	$2	$68,522	748	$(1,532)	$(68,422)	$(1,430)
Treasury stock repurchased	-	-	-	11	(1)	-	(1)
Restricted stock cancelled	(54)	-	-	-	-	-	-
Stock-based compensation	-	-	37	-	-	-	37
Net income	-	-	-	-	-	229	229
Balance at June 30, 2017	16,316	$2	$68,559	759	$(1,533)	$(68,193)	$(1,165)

Warrants issued with new debt	-	-	104	-	-	-	104
Stock-based compensation	-	-	24	-	-	-	24
Net income	-	-	-	-	-	298	298
Balance at September 30, 2017	16,316	$2	$68,687	759	$(1,533)	$(67,896)	$(740)

Warrants issued with new debt	-	-	191	-	-	-	191
Treasury stock repurchased	-	-	-	10	(3)	-	(3)
Stock-based compensation	-	-	8	-	-	-	8
Net income	-	-	-	-	-	239	239
Balance at December 31, 2017	16,316	$2	$68,886	769	$(1,536)	$(67,657)	$(305)

Restricted stock canceled	(30)	-	-	-	-	-	-
Stock-based compensation	-	-	115	-	-	-	115
Net income	-	-	-	-	-	398	398
Balance at June 30, 2018	16,286	$2	$69,001	769	$(1,536)	$(67,259)	$208

Stock options exercised	30	-	3	-	-	-	3
Treasury stock repurchased	-	-	-	3	(2)	-	(2)
Stock-based compensation	-	-	62	-	-	-	62
Net income	-	-	-	-	-	652	652
Balance at September 30, 2018	16,316	$2	$69,066	772	$(1,538)	$(66,607)	$923

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,050	$527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	297	372
Non-cash interest	75	22
Amortization of debt discount	64	22
Stock-based compensation	177	61
Gain on sale of business component	-	(321)
Changes in operating assets and liabilities:
Contract and other receivables	(1,630)	401
Costs and estimated earnings in excess of billings on uncompleted contracts	(88)	434
Inventories, net	51	(187)
Prepaid expenses and other assets	(100)	(96)
Accounts payable and accrued expenses	247	(2,557)
Deferred revenues	962	331
Other liabilities	8	(26)
Net cash provided by (used in) operating activities	1,113	(1,017)

Cash Flows from Investing Activities:
Capital expenditures	(196)	(141)
Proceeds from sale of business component	-	314
Net cash provided by (used in) investing activities	(196)	173

Cash Flows from Financing Activities:
Payment on long-term borrowings	-	(250)
Repayment under receivables factoring agreement	-	(737)
Proceeds from issuance of new long-term debt	-	650
Issuance of shares from option exercise	3	-
Repurchase of treasury stock	(2)	(1)
Net cash provided by (used in) financing activities	1	(338)
Net increase (decrease) in cash and cash equivalents	918	(1,182)
Cash and cash equivalents at beginning of period	2,268	2,152
Cash and cash equivalents at end of period	$3,186	$970
Supplemental disclosure of cash flow information:
Cash paid for interest	$173	$181
Cash paid for taxes	$49	$42

Supplemental non-cash financing information:
Issuance of warrants in connection with debt	$-	$39

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

The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity (deficit) and cash flows. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, negative working capital, and our stockholders’ deficiency cause doubt about our ability to continue to operate our business as a going concern. We have reviewed our current and prospective sources of liquidity, significant conditions and events as well as our forecasted financial results and, while we believe that we have adequate plans to address these issues, there is still doubt about our ability continue as a going concern. Our operating results have improved since 2016 and we achieved operating and net income in 2017 and during the first three quarters of 2018. During 2016 and 2017 we sold certain parts of our business and discontinued several other services. These actions, along with cost reductions made at that time, provided additional capital for our business, lowered our total operating costs, improved our operating profits, and allowed us to focus our business activities on systems integration and modular data center build and maintenance activities. We also obtained additional debt financing during 2017 and restructured our existing long-term debt to help us improve our liquidity and manage our working capital. We have now eliminated our stockholder’s deficit and, with our improved operating results, anticipate removing the uncertainty regarding our ability to continue to operate our business as a going concern if our results continue improving.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of September 30, 2018 and December 31, 2017, our allowance for doubtful accounts was $8,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

	Three-months ended Sept. 30,		Nine-months ended Sept. 30,
	2018	2017	2018	2017
FACILITIES:
Maintenance revenues	$1,213	$1,199	$3,615	$3,446
Equipment sales	958	816	2,085	1,608
Deployment and other services	2,079	1,234	5,096	3,411
	$4,250	$3,249	$10,796	$8,465

SYSTEMS INTEGRATION:
Integration services	$2,121	$1,649	$5,791	$5,020

TOTAL REVENUES	$6,371	$4,898	$16,587	$13,485

Remaining Performance Obligations

As part of our adoption of ASU 2014-09, we have elected to use a practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when we expect to recognize such revenue, for all periods prior to the date of initial application of the standard.

As of September 30, 2018, deferred revenue of $3,330,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $126,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and two years.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended Sept. 30,		Nine Months Ended Sept. 30,
	2018	2017	2018	2017

US-based IT OEM	66%	65%	69%	63%
US-based IT services company	13%	11%	8%	8%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 20% and 26% of our accounts receivable at September 30, 2018 and December 31, 2017, respectively. A US-based IT services company represented 41% and 23% of our accounts receivable at September 30, 2018 and December 31, 2017, respectively. A US-based data center operator represented 16% of our accounts receivable at September 30, 2018. A US-based electronic equipment manufacturer represented 22% of our accounts receivable at December 31, 2017. No other customer represented more than 10% of our accounts receivable at September 30, 2018 or at December 31, 2017.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements and while we do not anticipate this having a material impact on our results of operations, we anticipate recording lease-related assets and liabilities between $2 - $2.5 million on our consolidated balance sheet upon adoption of the pronouncement.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	September 30, 2018	December 31, 2017
Contract and other receivables	$2,628	$998
Allowance for doubtful accounts	(8)	(8)
Contracts and other receivables, net	$2,620	$990

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	September 30, 2018	December 31, 2017
Raw materials	$85	$136
less: Reserve	(2)	(2)
Inventories, net	$83	$134

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	September 30, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$1,907	-	$1,907	-
Intangible assets subject to amortization:
Customer relationships	$906	$(486)	$906	$(418)
Acquired software	$234	$(234)	$234	$(216)
Trade name	$60	(10)	$60	(5)

We recognized amortization expense related to intangibles of approximately $24,000 and $36,000 for the three-month periods ended September 30, 2018 and 2017, respectively. We recognized amortization expense related to intangibles of approximately $91,000 and $108,000 for the nine-month periods ended September 30, 2018 and 2017, respectively

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2017 as part of our annual testing for impairment and concluded that there was no impairment. Although there were events and circumstances in existence at December 31, 2017 that suggest substantial doubt about our ability to continue as a going concern, the valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2017 for our goodwill and other long-lived intangible assets. There were no identified triggering events or circumstances that occurred during the three or nine-month periods ended September 30, 2018 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in $’000):

	Estimated Useful			September 30,	December 31,
	Lives (years)			2018	2017
Vehicles	5			$32	$32
Trade equipment	5			210	162
Leasehold improvements	2	–	5	384	378
Furniture and fixtures	7			20	18
Computer equipment and software	3			1,583	1,448
				2,229	2,038
Less accumulated depreciation				(1,821)	(1,620)
Property and equipment, net				$408	$418

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $65,000 and $89,000 the three-month periods ended September 30, 2018 and 2017, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $206,000 and $189,000 for the nine-month periods ended September 30, 2018 and 2017, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	September 30, 2018	December 31, 2017
Accounts payable	$1,602	$1,413
Accrued expenses	912	847
Compensation, benefits & related taxes	561	567
Other accrued expenses	13	14
Total accounts payable and accrued expenses	$3,088	$2,841

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in $’000):

	September 30, 2018	December 31, 2017
Notes Payable due July 2022	$1,995	$1,995
Accrued interest – long term	122	47
Less unamortized discount and debt issuance costs	(322)	(386)
	1,795	1,656
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$1,795	$1,656

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 of this amount was amortized during each of the three-month periods ended September 30, 2018 and 2017, respectively. Approximately $14,000 and $22,000 was amortized during the nine-month periods ended September 30, 2018 and 2017, respectively.

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

In conjunction with entering into this new loan, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended September 30, 2018 and 2017, respectively, and approximately $15,000 and $5,000 was amortized during the nine-month periods ended September 30, 2018 and 2017, respectively.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during the three-month period ended September 30, 2018 and approximately $30,000 was amortized during the nine-month period ended September 30, 2018.

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2018	2017	2018	2017

Pre-tax profit related to project management business sold	$-	$23	$-	$70

Note 5 - Net Income Per-Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Basic net income per share:
Numerator:
Net income	$652	$298	$1,050	$527
Denominator:
Weighted-average shares of common stock outstanding	16,288	15,497	16,178	15,507

Basic net income per share	$0.04	$0.02	$0.06	$0.03

Diluted net income per share:
Numerator:
Net income	$652	$298	$1,050	$527
Less interest expense on convertible debt	-	-	-	-
	$652	$298	$1,050	$527
Denominator:
Weighted-average shares of common stock outstanding	16,288	15,497	16,178	15,507
Dilutive options and warrants outstanding	3,277	1,538	3,029	1,013
Effect of conversion of convertible notes	-	-	-	4
Number of shares used in diluted per-share computation	19,565	17,035	19,207	16,524

Diluted net income per share	$0.03	$0.02	$0.05	$0.03

For the three and nine-month periods ended September 30, 2017 potentially dilutive shares of 1,548,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive in those periods.

Note 6 – Related Party Transactions

We have $945,000 principal outstanding at September 30, 2018 in promissory notes payable to MHW, net of remaining discount of $70,000. Per the terms of the notes, we paid interest of approximately $ 30,000 and $29,000 during the three-month periods ended September 30, 2018 and 2017, respectively, and we paid interest of $89,000 and $86,000 during the nine-month periods ended September 30, 2018 and 2017, respectively. We have $650,000 principal outstanding at September 30, 2018 in promissory notes payable to MHW Partners, net of remaining discount of $73,000. Per the terms of the notes, we paid interest of $21,000 and $16,000 during the three-month periods ended September 30, 2018 and 2017, respectively, and we paid interest of $61,000 and $16,000 during the nine-month periods ended September 30, 2018 and 2017, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee equal to 10% of any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 7 – Segment Reporting

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

Revenue and operating results by reportable segment reconciled to reportable net income for the three and nine -month periods ended September 30, 2018 and 2017 and other segment-related information is as follows (in thousands):

	Three Month Periods ended Sept 30,		Nine Month Periods ended Sept 30,
	2018	2017	2018	2017
Revenues:

Facilities	$4,250	$3,249	$10,796	$8,465
Systems integration services	2,121	1,649	5,791	5,020
Total revenues	$6,371	$4,898	$16,587	$13,485

Income from operations:
Facilities	$957	$723	$2,322	$1,795
Systems integration services	(186)	(330)	(917)	(1,029)
Total income from operations	$771	$393	1,403	$766

Depreciation expense:
Facilities	$7	$8	$23	$25
Systems integration services	58	68	178	240
Consolidated depreciation expense	$65	$76	$201	$265

Interest expense
Facilities	$65	$46	$194	$131
Systems integration services	37	36	112	102
Consolidated interest expense	$102	$82	$306	$233

	Sept. 30, 2018	Dec. 31, 2017
Total Assets
Facilities	$4,565	$2,682
Systems integration services	1,260	1,572
Other consolidated activities	3,486	2,473
Total assets	$9,311	$6,727

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically our construction services were tied to a few, high-value contracts for the construction of new data centers at any point in time. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required additional working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, to obtain better margins. We have also focused on providing maintenance services for modular data center applications as this emerging market expands. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business.

Revenues for the three-month period ended September 30, 2018 increased by $1.5 million, or 30%, compared to the same period in 2017. This increase reflects a $1 million or 316% increase in our facilities services revenues as the number of modular data center deployments increased compared to the prior year. We also experienced a $0.5 million or 29% increase in our systems integration revenues resulting from an increase in overall activity including an increase in the build out of modular data center containers compared to the prior year. Our revenue of $6.4 million in the three-month period ended September 30, 2018 was up 19%, or $1, million from $5.4 million in revenue we had in the second quarter of 2018.

For the nine-month period ended September 30, 2018 our revenues were $16.6 million, an increase of $3.1 million or 23% compared to the same period in 2017. This increase reflects a $2.3 million or 28% increase in our facilities services revenues caused by higher deployment and refresh activities for modular data center deployments, and from a $0.8 million or 15% increase in our systems integration revenues compared to 2017.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 61% for the three-month period ended September 30, 2018 compared to 58% for the same period in 2017 and 62% in the second quarter of 2018. For the nine-month period ended September 30, 2018 our cost of revenue as a percentage of total revenue was 61% compared to 58% for the same period in 2017. This increase in cost of revenue from 2017 reflects lower profitability margins in our systems integration activities in 2018 compared to the same period in 2017 and lower margins on our modular deployment activities compared to the prior year.

Since we earn higher profits on our own direct labor services than when we use subcontractors or third-party services, we expect gross margins to improve when our labor services mix increases relative to the use of subcontracted labor or third-party material. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead allows us to increase income, broaden our revenue base and have a favorable return on invested capital.

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

Gross Profit

Our gross profit margin for the three-month period ended September 30, 2018 was 39% compared to a gross profit margin of 42% in the third quarter of 2017 and a gross profit margin of 38% in the second quarter of 2018. For the nine-month period ended September 30, 2018 our gross profit margin was 39% compared to a gross profit margin of 42% for the same period in 2017. This decrease in margin compared to 2017 was primarily attributable to lower pricing and profitability in our systems integration business compared to 2017. With higher revenue compared to 2017, the lower margin resulted in our gross profit being $2.5 million for the quarter, compared to a gross profit of $2.1 million in the third quarter of 2017. Year-to-date, our gross profit of $6.4 million is $0.7 million or 13% higher than the $5.7 million gross profit we earned in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended September 30, 2018, our selling, general and administrative expenses increased by $76,000 or 5% compared to the same period of 2017. For the nine-month period ended September 30, 2018, our selling, general and administrative expenses decreased by $129,000 or 3% compared to the same period of 2017. This decrease was mainly due to lower headcount related costs following the sale of a portion of our project management business in the first quarter of 2017.

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

Operating income

For the three-month period ended September 30, 2018, we recorded an operating profit of $771,000. This compares to an operating profit of $393,000 that we had in the third quarter of 2017. For the nine-month period ended September 30, 2018, we recorded an operating profit of $1,403,000 which is $637,000 or 83% higher than the operating profit of $766,000 that we recorded in the same period in 2017. The 2017 results included the $321,000 gain from the sale of a specific customer contract.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2018 are our cash and cash equivalents on hand and projected cash flows from operating activities.

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

Our quarterly operating results have shown mixed but improving results over the past eighteen months with large quarterly fluctuations in revenue and operating results. Our quarterly revenues have fluctuated between $4.2 million to $7.3 million. Our gross profit margin has ranged from 33% to 42%, and our operating results have varied from an operating loss of $0.1 million to an operating profit of $0.8 million. Until this current quarter, we have operated the business with a net working capital deficit. Due to nine quarters of operating profitability, in the second quarter of 2018 we eliminated the deficit in our stockholder’s equity. Due to these fluctuations and our liquidity position, we continue to look at alternative sources of funding to strengthen our balance sheet. In the second half of 2017 we completed 2 additional debt financings that have helped us manage our liquidity and provided funding for our business. There can be no guarantee that we will not require additional funding and that such financing will be available to us when we require it or that we will complete any such financing.

As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $3.2 million and $2.3 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities for the nine-month period ended September 30, 2018 was $1.1 million compared to cash used in operating activities of $1 million for the nine-month period ended September 30, 2017. This increase in cash provided was primarily driven by the receipt of advance payments on annual maintenance contracts which caused our level of deferred revenues to increase by $1.0 million, and from the improved profitability. These changes were offset by higher receivables in 2018 due to the timing of renewals of customer maintenance contracts.

Investing activities:

Cash used in investing activities for the nine-months ended September 30, 2018 was $196,000 for purchases of property and equipment. This compares to cash provided by investing activities of $0.2 million during the nine-month period ended September 30, 2017 which primarily reflected the proceeds of $314,000 received from the sale of a specific customer contract in our project management business offset by $141,000 in purchases of property and equipment

Financing activities:

Cash used in financing activities was $338,000 for the nine-month period ended September 30, 2017, which was due to repayment of promissory notes payable of $250,000, repayment of amounts borrowed under our receivables factoring agreement of $737,000 and repurchase of treasury stock of $1,000. This was offset by the receipt of $650,000 in proceeds from the issuance of new debt. There only financing activities in the nine-month period ended September 30, 2018 was the repurchase of treasury stock of $2,000 and issuance of new equity pursuant to stock option exercises of $3,000.

Future uses of cash

Our history of negative working capital, and stockholders’ deficits may, in themselves, cause uncertainty about our ability to continue to operate our business as a going concern. During 2016, we sold off a portion of our facilities maintenance operation and, in the first quarter of 2017, we sold a customer contract from our project management operations. Combined, these actions provided $1.3 million in liquidity to the business. During the fourth quarter of 2016, we also made the decision to outsource certain service offerings which further allowed us to reduce our headcount and our level of overhead expenses, and we closed our office facility in Maryland. In July 2017, we borrowed an additional $650,000 of long-term debt and extended the repayment term of our existing long-term debt by a further two years. In October 2017, we borrowed an additional $400,000 in long-term debt under our multiple advance term-loan facility. We believe that there are further adjustments to reduce costs and improve profitability that could be made to our business if we were required to do so. We have recorded operating profits for the last nine quarters and believe that by focusing our business on facilities maintenance and systems integration activities, we have a higher probability of sustaining profitability and improving our overall liquidity position. During the quarter ended June 30, 2018 we eliminated the deficit in our stockholders’ equity because of this improved profitability and in the quarter ended September 30, 2018 we eliminated the deficit in our working capital. We anticipate that our level of working capital will continue to fluctuate due to the level and timing of payments related to our facilities maintenance business, and we may likely have future negative working capital. We believe we can continue to operate the business with negative working capital and that these payments relating to facilities maintenance contracts will be a critical source of liquidity as we operate.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding if needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of our cash usage during 2018 and beyond and significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of services that we offer or our ability to deliver such services, which could materially impact our financial results. The consolidated financial statements included in this report do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30,2018 and December 31, 2017, we had no off -balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended September 30, 2018	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jul. 1, 2018 - Jul. 31, 2018	1,961	$0.51	-	-
Aug.1, 2018 – Aug. 31, 2018	-	$-
Sep. 1, 2018 – Sep. 30, 2018	1,266	$0.79	-	-
Total	3,227	$0.62

(a)	All of these shares were acquired from associates to satisfy the exercise price due upon exercise of previously awarded stock options.

Item 6. Exhibits.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: November 14, 2018	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)