Form 10-K
period 2018-12-31
TSS, Inc.
filed 2019-03-21
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2018, the aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant was approximately $5,142,712. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock, but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 21, 2019: 17,217,919

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2018 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

We were incorporated in Delaware in December 2004. Our headquarters and integration facility are located in Round Rock, Texas.

Our business is concentrated on the data center infrastructure and services market. While this market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage and compute requirements continue to escalate exponentially driven by video, mobility, edge computing and big data requirements. These underlying macroeconomic trends are driving demand for more information technology equipment, and more efficient data center design and operations, resulting in continued overall growth in this market. We compete in large growing market segments, often against larger competitors who have greater resources. We have been successful with several large customers in winning contracts and providing business to us under “Master Service Agreements”, and the loss of any such customers could have a material negative effect on our results.

Since mid-2016 we have changed our business strategy to pivot the business focus from large, one-off, low-margin data center design and build projects, towards providing services that generate higher margins and provide recurring revenue streams from ongoing services, such as our facilities maintenance offering and our systems integrations services. This shift was intended to reduce quarterly fluctuations in revenues and margins, and to transition us towards higher margin service lines to improve the overall profitability of the Company. In 2016 we sold a portion of our facilities management business in Maryland that was not geared towards the modular data center market, and we made the decision to outsource multiple services including consulting engineering and project management that we had previously provided directly. We can still provide these services to customers when required and will do so when it will lead to additional higher margin service offerings that we provide. We will provide these former services through use of third-party contractors or internal resources. In January 2017, we sold a customer contract that was a part of our project management business. Collectively these actions generated $1.3 million in proceeds, resulted in staffing and overhead cost reductions, and allowed us to close our facility in Maryland. In December of 2018 we completed this strategic transition by selling our business in Virginia that was a reseller and installer of electrical and cooling systems, and this sale generated a further $2.5 million in proceeds. As we have undergone this transition, these actions had reduced our level of operating expenses and allowed us to significantly improve our gross profit and to achieve operating profitability on a quarterly and annual basis in both 2017 and 2018 in addition to substantially strengthening our balance sheet.

Service Offerings

We have developed a unique set of solution offerings whereby we provide a range of services that enable our customers and partners to more efficiently plan, develop, deploy and maintain data centers and their related assets along with end user systems. These solutions begin with strategies for the care of information technology assets that are being housed in the facility or modular data centers, including power, cooling and heat rejection, as well as disaster recovery backup systems. Our operating expenses are not exclusively aligned to each service offering, as shared resources such as sales, marketing and general and administrative expenses support all services. Our solutions involve all aspects of the life cycle of both traditional and modular data centers and are described in more detail below.

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

 In addition, this installation portion of a project has the largest number of outside influences that can impact project goals and objectives, such as weather, non-performance of subcontractors, equipment deliveries, unexpected project changes from the owner, and influence from local authorities and utility providers. Therefore, management experience, skill and mission focus are critical during the project installation period.

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

In addition, we provide 24X7 Network Operations support from our Round Rock, Texas facility that has the capability of remotely monitoring our data center service contract customers’ facilities for systems operations and emergency events that could lead to outages. Temperature levels, humidity, electrical connectivity, power usage and fire alarm conditions are among the items monitored. The system maintains all site documentation for repairs and maintenance performed on each critical piece of equipment covered under our services. The information is useful to our customers in assessing operational efficiency and causes of failure and enables them to make critical decisions on repair or replacement strategies based on the operating history of the monitored systems.

Our facilities maintenance service contracts are typically one to four years in duration with cancellation clauses for nonperformance and are typically billed annually in advance. Our service contracts take different forms including fixed-price equipment maintenance with optional comprehensive warranty to fix failures in key components such as uninterruptible power supplies or batteries, ticket-based service provided at contracted rates in a master service agreement, comprehensive facility services agreements that include on site staffing, scheduled equipment maintenance and nontechnical facility services, and direct job-specific contracts for additional moves, add and change work within a facility.

As computer density increased and data centers evolved into the use of modular form factors, we found that we could leverage our facilities maintenance experience and infrastructure by offering maintenance service of modules being deployed into new data centers. The number of modular units under our service contracts has continued to expand. Our design services continue to evolve to support changing data center requirements including installation and maintenance of systems deployed on the edge. Ultimately, we started working with IT vendors to help them in the design and integration of their IT equipment into modular data centers, which typically leads to ongoing maintenance contracts as these modular systems deploy.

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

Three customers comprised 80% and 82% of our total revenue for the years ended December 31, 2018 and 2017, respectively.

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

Because of the breadth of services that we provide, we face many different competitors some of which are our customers or vendors. An example of some of our competitors include the following:

●	Modular data center design and configuration – IO, Schneider, Skanska, Vertiv
●	Data center rack and modular IT integration – Quanta, Jabil, Avnet, Supermicro, Hyve
●	Modular deployment – McKinstry
●	Data center facilities and modular maintenance – Brookfield GIS, JLL, CBRE

We believe that, while we face large and small competitors across the spectrum of our service offerings, we are uniquely positioned to provide services to IT and facilities across both modular and traditional data center markets. We believe by providing a single source solution focused in the data center market we provide meeting our customer’s requirements cost effectively.

Employees

At December 31, 2018, we had 67 full-time employees. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

We derive and believe that we will continue to derive in the near term a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly, which could have a material adverse effect on our financial condition and results of operations.  After the sale of certain components of our business in 2018 and 2017, our customer concentration increased and revenue from our largest customer comprised 66% and 67% of our total revenues for the years ended December 31, 2018 and 2017, respectively. Our three largest customers comprised 80% and 82% of total revenues for the years ended December 31, 2018 and 2017, respectively.

We recently sold a profitable business unit. Unless we increase revenues and profits from our remaining business offerings or acquire another line of business, our level of profitability may decrease.

In December 2018 we sold the assets of our electrical and cooling equipment and installation business for $2.5 million. This business contributed $1,239,000 towards our 2018 operating income. Unless we are able to increase the revenues and profitability of our existing facilities and systems integration businesses, or acquire another business to replace the profit contribution of the sold business unit, our overall level of profitability will decrease. Although we achieved positive net income in 2017 and 2018, we have a history of recurring annual net losses in prior years, and any failure to maintain or grow our revenue would adversely affect our business, financial condition, and operating results.

In recent prior years (including 2017 and 2016), our independent registered public accounting firm’s report contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”

In its audit reports on our financial statements included in our prior annual reports (including our 2017 and 2016 annual reports), our independent registered public accounting firm noted that we had a history of operating losses and a net capital deficiency.  As a result, those audit reports contained an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern.

Our quarterly operating results have shown improved results during 2018 and 2017. During this period, our quarterly revenues have fluctuated between $4.2 and $7.3 million. Our gross profit margin has ranged from 33% to 42%, and our operating results have allowed us to achieve operating profits in each quarter of 2018 and 2017. This level of profitability allowed us to eliminate the deficiency in our stockholder’s equity and to eliminate the working capital deficit during 2018. In December 2018, we entered a 2-year, $1.5 million, receivables-based revolving line of credit facility with Texas Capital Bank, NA to provide us additional liquidity and financial flexibility for managing our working capital and business. Although our overall liquidity position significantly improved during 2018, we have a history of negative working capital, stockholder’s deficit, and net operating losses that may cause uncertainty about our ability to operate our business as a going concern.

As the age of modular data centers increases and customers look to shut or replace such units, our level or recurring maintenance revenues could be negatively impacted, and this could adversely affect our operating results.

Modular Data Centers (MDC’s) typically have an expected useful life between 5-8 years unless refreshed with new IT equipment. As they approach the end of their expected life, we would expect customers to terminate the annual maintenance contracts for those MDC’s. This would cause the level of maintenance revenues and our profitability to be negatively impacted unless the units are immediately replaced. Our history suggests that customers will replace MDC’s with new modules that will also be subject to an annual maintenance contract, however the time period between these two events could result in an overall decrease in our level of maintenance revenues.

We have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our consolidated balance sheet and book an impairment charge in our consolidated statement of operations. During each of the years ended December 31, 2018 and 2017, we conducted such analyses that resulted in no impairment. During 2018 we wrote off $1.1 million of goodwill and $0.1 million of other finite-lived intangible assets that were attributable to the business component that we sold. After these write-offs, the net carrying value of goodwill and other indefinite lived intangibles totaled $0.8 and $1.9 million at December 31, 2018 and 2017, respectively, and the net carrying value of finite lived intangible assets totaled $0.4 million and $0.6 million at December 31, 2018 and 2017.

We may be unable to raise additional capital if and when needed.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our bank credit facility. Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2019 and beyond or significantly affect our level of liquidity. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations. Failure to raise capital when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

We are reliant upon a number of third party and internally-developed software programs to operate our business. We store and transmit our own as well as customer information and data, including individual data of and about their end-user customers. Maintaining the security and availability of our services, network and internal IT systems and the security of information we hold is a critical issue or us and our customers. Any software failure or corruption, including cyber-based attacks or network security breaches, could lead to the dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, customers and end-user customers, could threaten our ability to provide services to our customers, generate negative publicity about us, result in litigation and increased legal liability or costs or lead to government inquiry or oversight. The occurrence of any of these events could harm our business or damage our brand and reputation, lead to loss of customers, higher expenses and possibly imped our present and future success in retaining and attracting new customers.

A successful assault on our infrastructure would be damaging to our reputation and could adversely affect our financial condition. Similar security risks exist with respect to our business partners and the third-party vendors we rely on for aspects of our information technology infrastructure, support services and administrative functions. As a result, we are subject to the risk that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.

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

Our officers, directors or their affiliates beneficially own approximately 8.0 million shares of common stock or approximately 38.65% of our outstanding common shares as of March 21, 2019. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Our shares are thinly traded and may not be readily marketable.

Our shares are not widely traded, and daily trading volume is generally very low compared with most publicly traded companies. As a result, you may not be able to readily sell your shares in the company.

Our common stock may be characterized as a “penny stock” under applicable SEC regulations.

Our common stock may be characterized as “penny stock” under SEC regulations. As such, broker-dealers dealing in our common stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer determine if purchasing the common stock is suitable for the applicable purchaser. The broker-dealer must also obtain the written consent of the applicable purchasers to purchase the common stock and disclose the best bid and offer prices available for the common stock and the price at which the broker-dealer last purchased or sold the common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell his, her or its shares at any given time

Item 1B.      Unresolved Staff Comments.

Not applicable.

Item 2.        Properties.

We lease a production facility, warehouse and office space in Round Rock, Texas. We also lease a warehouse and office facility in Virginia which is now fully subleased. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

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

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2018 and 2017 as reported by the OTC Markets Group:

	2018		2017
	Low	High	Low	High

First Quarter	$0.31	$0.65	$0.04	$0.22
Second Quarter	0.37	0.53	0.13	0.25
Third Quarter	0.41	0.85	0.15	0.30
Fourth Quarter	0.54	1.09	0.24	0.48

As of March 21, 2019, there were 56 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners.

We did not pay dividends on our outstanding stock during the years ended December 31, 2018 and 2017. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2018 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,399,000	$0.18	2,028,208
Equity compensation plans not approved by security holders	-	-	None
Total	3,399,000	$0.18	2,028,208

The following table provides information with respect to shares of our common stock that was acquired by the Company during the fourth quarter of 2018.

Monthly Period During the Quarter Ended December 31, 2018	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2018 - Oct. 31, 2018	-	$-	-	-
Nov.1, 2018 – Nov. 30, 2018	-	$-
Dec. 1, 2018 – Dec. 31, 2018	4,762	$0.84	-	-
Total	4,762	$0.84

(a)	All of these shares were acquired from associates to satisfy tax withholding or purchase price requirements upon the exercise of stock option grants.

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

Overview

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, system installations and facilities management. Our headquarters and integration facility are located in Round Rock, Texas

Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment, more efficient data center design and operation, resulting in continued overall growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of such customers could have a material negative effect on our results.

In 2016 we made the decision to focus our business on the modular data center area and to concentrate our activities around our systems integration and facilities maintenance businesses. We also developed and expanded our rack integration services to increase the utilization of our systems integration facility and to insulate us from the variable timing of modular data center orders. During 2016 and 2017 we phased out of our remaining businesses and sold or discontinued those operations. In December 2018 we completed this transition when we sold the assets of our critical power and cooling solutions business that was based in Virginia. Collectively our efforts to transform the business have generated $3.8 million in cash, and allowed us to significantly reduce our staff levels, overhead expenses and to close our facilities in Maryland and Virginia.

This simplification of our business and the focus towards the modular data center market will increase our customer concentration in the short-term and concentrate the markets in which we compete. However, our business is now focused on providing a life-cycle of activities in support of the use of modular data centers and rack integration including assembly, deployment and maintenance of these modules. We believe we can be a smaller, more profitable enterprise by narrowing our market focus. The winding down of our less profitable revenue streams decreased the liquidity requirements of the business, and the reduction of overhead and staffing costs lowered the break-even point for our business and contributed significantly towards our improved operating performance during 2018.

Our total revenue in 2018 of $22.3 million was a $4 million or 22% increase from our 2017 revenue of $18.3 million. We experienced growth in both of our operating segments during 2018, with our systems integration revenues increasing by $1.1 million or 18% from 2017, and our facilities services revenues increasing by $2.9 million or 24% from 2017. Increases in modular data center integration and deployment was the primary driver behind the growth in revenue in 2018.

Our gross profits increased by $0.8 million or 10% in 2018, reflecting a decrease in our gross profit margins from 42% in 2017 to 38% in 2018. The decrease in margin was attributable to fluctuating volumes in our systems integration facility that prevent us from optimizing the utilization of the facility throughout the year, and from lower margins on deployment projects during 2018.

Our operating expenses were 1% lower than in 2017. Combined with our higher gross profits and a $1.1 million gain from the sale of our critical power and cooling solutions business, we were able to generate an operating profit of $2.9 million in 2018. This was a $1.8 million, or 159% increase in operating profits compared to 2017.

The improved operating results from our refined business focus combined with the proceeds from the sale of a business unit saw us increase our cash and equivalents by $3.9 million during 2018, and we ended the year with $6.2 million in cash on hand. We have eliminated our negative working capital and our deficiency of stockholder’s equity as of December 31, 2018 and now are in a much-improved liquidity position. We also entered a new $1.5 million bank revolving line of credit facility in December 2018 to provide more financial flexibility to us as we manage our working capital requirements and to ensure that we have the necessary financial resources to execute on our business strategy.

Critical Accounting Policies and Estimates

We consider an accounting policy to be critical if:

●	the accounting estimate requires us to make assumptions about matters that are highly uncertain or require the use of judgment at the time we make that estimate; and
●

changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we could have reasonably used instead in the current period, would have a material impact on our financial condition or results of operations.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of December 31, 2018 and 2017, our allowance for doubtful accounts was $8,000.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales, however if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment, when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

	Year ended December 31,
	2018	2017
FACILITIES:
Maintenance revenues	$4,851	$4,638
Equipment sales	2,860	2,608
Deployment and other services	7,475	5,008
	$15,186	$12,254

SYSTEMS INTEGRATION:
Integration services	$7,149	$6.062
TOTAL REVENUES	$22,335	$18,316

Remaining Performance Obligations

As part of our adoption of ASU 2014-09, we have elected to use a practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when we expect to recognize such revenue, for all periods prior to the date of initial application of the standard.

As of December 31, 2018, deferred revenue of $2,181,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $112,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

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

Comparison of 2018 to 2017

Revenue

Revenue consists of fees earned from the planning, design and project-management of mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services on these facilities. We also earn revenue from providing system configuration and integration services to IT equipment vendors. Currently we derive all our revenue from the US market.

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all of the customers equipment (generally excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter into comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically our design and project-management services were tied to a few, high-value contracts for the construction of new data centers at any point in time. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required higher levels of working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project-management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction - to obtain better margins. We have also focused on providing maintenance services for modular data center applications as this market continues to expand. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business.

Our total revenue in 2018 of $22.3 million was a $4 million or 22% increase from our 2017 revenue of $18.3 million. We experienced growth in both of our operating segments during 2018, with our systems integration revenues increasing by $1.1 million or 18% from 2017, and our facilities services revenues increasing by $2.9 million or 24% from 2017. Increases in modular data center integration and deployment of modules was the primary driver behind the growth in revenue in 2018.

Our changed business model will result in quarterly and annual revenue levels lower than historical levels. We anticipate less fluctuation in our quarterly revenues due to the absence of larger project management and design projects, but higher customer concentration levels with our OEM channel partner, until such time as we can diversify and grow our customer base. Elimination of large one-off projects will also reduce the variability in our working capital, which we believe will also help us manage our liquidity, and contribute to improved and sustained profitability,

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 62% for the year ended December 31, 2018 compared to 58% for 2017. This increase in costs from 2017 reflects lower profit margins in our systems integration activities during 2018 because of fluctuating production volumes that decreased the efficiency of our production facility, and from lower margins on our modular deployment activities compared to the prior year.

Since we earn higher profits on our own direct labor services than when we use subcontractors or third-party services, we expect gross margins to improve when our labor service mix increases relative to the use of subcontracted or third-party labor. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead allows us to increase income, broaden our revenue base and have a favorable return on invested capital.

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

Gross Profit

Our gross profit margin for the year ended December 31, 2018 was 38% compared to a gross profit margin of 42% in 2017. This decrease in margin compared to 2017 was primarily attributable to lower profitability in our systems integration business compared to 2017. With higher revenue compared to 2017, the lower margin resulted in our gross profit being $8.5 million for 2018, up $0.8 million or 10% from the $7.7 million in gross profit we achieved in 2017.

Our ability to maintain and to further improve gross margins will depend, in part, upon our ability to continue increasing sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2018, our selling, general and administrative expenses of $6.4 million decreased by $0.2 million, or 1%, compared to 2017. This decrease was due to lower headcount-related costs, and lower professional fees.

Gain on sale of Business Component

In December 2018, we completed the sale of certain identified assets and liabilities connected with our Virginia-based critical power and cooling equipment business. We sold this business component for gross proceeds of $2.5 million. The buyer assumed net assets of $3,000 and $175,000 of the proceeds are being held in escrow for a six-month period, resulting in net cash proceeds of $2.325 million. We wrote off goodwill and identifiable intangible assets of $1.176 million that were directly attributable to the business component sold. Additionally, we incurred approximately $184,000 in legal and other direct costs that would not have been incurred otherwise. As a result, we recorded a gain of approximately $1.14 million from the sale of these assets during our fourth quarter of 2018.

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

Income tax expense

Due to consolidated operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2018, our accumulated net operating loss carry forward was $35.1 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Operating income

For the year ended December 31, 2018 we had an operating income of $2.9 million. This was a $1.8 million or 159% increase from the operating income of $1.1 million that we recorded in 2017. This increase includes the $1.1 million gain from the sale of a portion of our business in the fourth quarter of 2018. With higher revenues and lower overhead from the businesses that we sold or discontinued, we have been able to achieve consistent quarterly and annual operating profit, driving the improvement in our financial results compared to 2017.

Net income

After income taxes, we recorded net income of $2.4 million, or $0.15 per share, for the year ended December 31, 2018. This was an increase of $1.7 million or 218% from the net income of $0.8 million, or $0.05 per share we recorded for the year ended December 31, 2017.

Comparison of 2017 to 2016

Revenue

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2017, our selling, general and administrative expenses decreased by $1.7 million or 21% compared to 2016. This decrease was due to lower headcount-related costs following the discontinuation of directly providing project management and design services, and due to the closure of our Maryland facility in late 2016. We also had lower professional fees and lower levels of stock-based compensation expense in 2017..

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

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2017, our accumulated net operating loss carry forward was $37.7 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2018 are our cash and cash equivalents on hand, funds available under our bank credit facility and projected cash flows from operating activities.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2019 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

Our quarterly operating results have shown improved results during 2018 and 2017. During this period our quarterly revenues have fluctuated between $4.2 and $7.3 million. Our gross profit margin has ranged from 33% to 42%, and our operating results have allowed us to achieve operating profits in each quarter of 2018 and 2017. This level of profitability allowed us to eliminate the deficiency in our stockholder’s equity and to eliminate the working capital deficit during 2018 as our overall liquidity position continued to improve. In December 2018 we entered a 2-year, $1.5 million, receivables-based revolving line of credit facility with Texas Capital Bank, NA to provide us additional liquidity and financial flexibility for managing our working capital and business. We remain open to further funding to finance growth in our business, to finance potential acquisitions or to further improve our liquidity position, however there can be no guarantee that such financing will be available to us or that we will complete any such financing.

As of December 31, 2018, and 2017, we had cash and cash equivalents of $6.2 million and $2.3 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities was $1.9 million for the year ended December 31, 2018 compared to cash used in operating activities of $45,000 for the year ended December 31, 2017. The improvement in corporate profitability and the sale of a business component were the primary reason for this improvement. The amount of funds used in working -capital has decreased significantly from 2017. As we exited our design and project management activities in late 2016 and early 2017, we reduced our overall level of receivables and payables from these businesses, and this drove a decrease in working capital as we collected those receivables and paid those vendors as we exited these businesses. We now operate the business with significantly lower levels of both receivables and payables and have less fluctuation in our level of working capital as we have a more consistent and stable revenue stream.

Investing activities:

Cash provided by investing activities was $1.9 million for the year ended December 31, 2018 compared to cash provided by investing activities of $0.1 million in 2017. In 2018 we received cash proceeds of approximately $2.1million in connection with the sale of our critical power and cooling business in Virginia, offset by purchases of property and equipment of $0.2 million. In 2017 we received cash proceeds of approximately $0.3 million in connection with the sale of a portion of our project management business, offset by purchases of property and equipment of $0.2 million.

Finance activities:

Cash provided by financing activities was $0.1 million during both 2018 and 2017. In 2018 we received proceeds of $0.1 million from the exercise of warrants by holders of our promissory notes. During 2017 we borrowed $1.05 million in new promissory notes, which was offset by the repayment of $250,000 of promissory notes and the repayment of $737,000 against our accounts receivable factoring facility.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2019 and beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our bank credit facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations.

Off-Balance Sheet Arrangements

During the years ended December 31, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes.

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

On January 1, 2018 we also adopted Accounting Standards Update 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), (ASU 2016-08), using the modified retrospective method. ASU 2016-08 clarified the implementation guidance on principal versus agent consideration from ASU 2014-09. Specifically an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. Adoption of ASU 2016-08 did not have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We adopted ASU 2016-02 on January 1, 2019 and recorded lease-related assets and lease liabilities of approximately $2 million on our consolidated balance sheet upon adoption of the pronouncement. We do not anticipate ASU 2016-02 having a material impact on our future results of operations.

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

Board of Directors and Stockholders

TSS, Inc.

Round Rock, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TSS, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits include performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements the Company had one customer which accounted for 66% and 67%, respectively, of total revenue for the years ended December 31, 2018 and 2017. Our opinion is not modified with respect to this matter.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2015.

Austin, Texas

March 21, 2019

TSS, Inc.

Consolidated Balance Sheets

 (in ’000 except per-share amounts)

	December 31,
	2018	2017
Current Assets:
Cash and cash equivalents	$6,178	$2,268
Contract and other receivables, net	727	990
Costs and estimated earnings in excess of billings on uncompleted contracts	154	223
Inventories, net	108	134
Prepaid expenses and other current assets	266	114
Total current assets	7,433	3,729
Property and equipment, net	390	418
Goodwill	780	1,907
Other intangible assets, net	398	561
Other assets	109	112
Total assets	$9,110	$6,727

Current Liabilities:
Accounts payable and accrued expenses	$2,390	$2,841
Deferred revenues	2,181	2,494
Total current liabilities	4,571	5,335
Long-term borrowings	1,838	1,656
Deferred revenues – noncurrent portion	112	-
Other liabilities	108	41
Total liabilities	6,629	7,032

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficiency):
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, 49,000 shares authorized; 17,520 and 16,316 issued; 16,743 and 15,547 outstanding at December 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	69,241	68,886
Treasury stock 777 and 769 shares at cost at December 31, 2018 and, 2017, respectively	(1,542)	(1,536)
Accumulated deficit	(65,220)	(67,657)
Total stockholders' equity (deficiency)	2,481	(305)
Total liabilities and stockholders’ equity (deficiency)	$9,110	$6,727

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2018	2017

Revenue	$22,335	$18,316
Cost of revenue excluding depreciation and amortization	13,852	10,591
Gross profit	8,483	7,725
Selling, general and administrative expenses	6,372	6,459
Depreciation and amortization	385	481
Gain on sale of business component	(1,140)	(321)
Operating income	2,866	1,106
Interest expense, net	(403)	(328)
Other income (expense), net	-	(3)
Income before income tax provision	2,463	775
Income tax provision	26	9
Net income	$2,437	$766

Basic income per share	$0.16	$0.05
Diluted income per share	$0.13	$0.05

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(in ‘000)

	Common Stock		Additional	Treasury Stock			Total Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Accumulated Deficit	Equity (Deficiency)
Balance at January 1, 2017	16,370	$2	$68,522	748	$(1,532)	$(68,423)	$(1,431)
Cancellation of restricted stock	(54)	-	-	-	-	-	-
Treasury stock repurchased	-	-	-	21	(4)	-	(4)
Warrants issued for debt	-	-	296	-	-	-	296
Stock-based compensation	-	-	68	-	--	-	68
Net income for the year	-	-	-	-	-	766	766
Balance December 31, 2017	16,316	$2	$68,886	769	$(1,536)	$(67,657)	$(305)

Cancellation of restricted stock	(30)	-	-	-	-	-	--
Treasure stock repurchased	-	-	-	8	(6)	-	(6)
Issuance of shares on option exercise	90		9				9
Issuance of shares on warrant exercise	1,144	-	105	-	-	-	105
Stock-based compensation	-	-	241	-	-	-	241
Net income for the year	-	-	-	-	-	2,437	2,437
Balance December 31, 2018	17,520	$2	$69,241	777	$(1,542)	$(65,220)	$2,481

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

 (in ’000)

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$2,437	$766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	385	481
Provision for doubtful accounts	-	(2)
Stock-based compensation	241	68
Gain on sale of business component	(1,140)	(321)
Amortization of discount on note payable	81	34
Non-cash interest	101	47
Changes in operating assets and liabilities:
Contracts and other receivables	(478)	1,401
Costs and estimated earnings in excess of billings on uncompleted contracts	(84)	316
Inventories, net	26	(75)
Prepaid expenses and other current assets	21	59
Accounts payable and accrued expenses	369	(2,474)
Billings in excess of costs and estimated earnings on uncompleted contracts	(126)	(324)
Other liabilities	67	(21)
Net cash provided by (used in) operating activities	1,900	(45)
Cash Flows from Investing Activities:
Capital expenditures	(242)	(212)
Proceeds from sale of business component	2,144	314
Net cash provided by investing activities	1,902	102
Cash Flows from Financing Activities:
Payments on convertible notes and seller notes	-	(250)
Proceeds from issuance of debt	-	1,050
Repurchase of treasury stock	(6)	(4)
Borrowing (repayment) of receivables financing facility	-	(737)
Proceeds from issuance of stock	114	-
Net cash provided by financing activities	108	59
Net increase in cash	3,910	116
Cash, beginning of period	2,268	2,152
Cash, end of period	$6,178	$2,268
Supplemental disclosure of cash flow information:
Cash paid for interest	$223	$273
Cash paid for taxes	57	43

See accompanying notes to consolidated financial statements.

Note 1      Significant Accounting Policies

Description of Business

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation and facilities management. Our corporate offices and integration facility are located in Round Rock, Texas.

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

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The fair value of the long-term debt is disclosed in Note 3– Long Term Borrowings. The carrying amounts of the other financial instruments approximate their fair value at December 31, 2018 and 2017, due to the short-term nature of these items. See Note 8 – Fair Value Measurements.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of December 31 2018 and 2017, our allowance for doubtful accounts was $8,000.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales, however if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment, when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

	Years ended December 31,
	2018	2017
FACILITIES:
Maintenance revenues	$4,851	$4,638
Equipment sales	2,860	2,608
Deployment and other services	7,475	5,008
	$15,186	$12,254

SYSTEMS INTEGRATION:
Integration services	$7,149	$6,062
TOTAL REVENUES	$22,335	$18,316

Remaining Performance Obligations

As part of our adoption of ASU 2014-09, we have elected to use a practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when we expect to recognize such revenue, for all periods prior to the date of initial application of the standard.

As of December 31, 2018, deferred revenue of $2,181,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $112,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers and directors.

During the years ended December 31, 2018 and 2017, we incurred approximately $0.2 and $0.1 million, respectively in non-cash compensation expense which was included in Selling, general and administrative expenses.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT Original Equipment Manufacturer (OEM). If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to them could significantly reduce our revenue.

The following customers accounted for a significant percentage of our revenues for the periods shown:

	2018	2017
US-based IT OEM	66%	67%

No other customers represented more than 10% of our revenues for any periods presented. Our US based IT OEM customer represented 75% and 26% of our trade accounts receivable at December 31, 2018 and 2017, respectively. A US-based UPS manufacturer represented 22% of our accounts receivable at December 31, 2017. A US-based technology consulting company represented 23% of our accounts receivable at December 31, 2017. No other customer represented more than 10% of our accounts receivable at December 31, 2018 or at December 31, 2017.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. At December 31, 2018 and 2017 we did not have cash invested in interest bearing accounts. At December 31, 2018, we had unrestricted cash of $5.9 million in excess of FDIC insured limits.

Contract and Other Receivables

Accounts receivable are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts. Included in accounts receivable is retainage, which represents the amount of payment contractually withheld by customers until completion of a particular project.

Under certain construction management contracts, the Company is obligated to obtain performance bonds with various financial institutions, which typically require a security interest in the corresponding receivable.  At December 31, 2018 and 2017, bonds outstanding totaled $7.3 million and $7.3 million, respectively, and the sureties were indemnified in the event of a loss by related project receivables of $0.01 million and $0.02 million, respectively.

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

The following table summarizes the changes in our allowance for doubtful accounts (in $’000)

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$8	$4
Additions charged to expense	-	4
Recovery of amounts previously reserved	-	-
Amounts written off	-	-
Balance at end of year	$8	$8

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

We have elected to use December 31 as our impairment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets at December 31, 2018 and 2017 and concluded there was no additional impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2018 or 2017 for our goodwill and other long-lived intangible assets. During the year ended December 31, 2018 we wrote-off goodwill of $1.1 million attributable to the sale of a subsidiary business (see Note 5). At December 31, 2018 and 2017, the residual carrying value of goodwill was $0.8 million and $1.9 million, respectively.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses generated prior to 2018 and not utilized can be carried forward for 20 years to offset future taxable income. A full valuation allowance has been recorded against our net deferred tax assets, because we have concluded that under relevant accounting standards it is more likely than not that deferred tax assets will not be realizable. We recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Earnings Per-Common Share

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

On January 1, 2018 we also adopted Accounting Standards Update 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), (ASU 2016-08), using the modified retrospective method. ASU 2016-08 clarified the implementation guidance on principal versus agent consideration from ASU 2014-09. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. Adoption of ASU 2016-08 did not have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the future impact of ASU 2016-02 on our consolidated financial statements and while we do not anticipate this having a material impact on our results of operations, we anticipate recording lease-related assets and liabilities of approximately $2 million on our consolidated balance sheet upon adoption of the pronouncement in January 2019.

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

Note 2      Supplemental Balance-sheet Information

 Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	December 31, 2018	December 31, 2017
Contract and other receivables	$735	$998
Allowance for doubtful accounts	(8)	(8)
	$727	$990

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	December 31, 2018	December 31, 2017
Raw materials	110	136
Less: Reserve	(2)	(2)
Inventories, net	$108	$134

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	December 31, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$1,907	-
Intangible assets subject to amortization:
Customer relationships	$906	$(508)	$906	$(418)
Acquired software	$234	$(234)	$234	$(216)
Trade name	$-	$-	$60	(5)

We recognized amortization expense related to intangibles of approximately $115,000 and $143,000 for the years ended December 31, 2018 and 2017, respectively.

Annual amortization expense for the customer relationships is expected to be approximately $91,000 during each year through 2022 and approximately $35,000 in 2023.

Property and equipment

Property and equipment consisted of the following (in $’000):

	Estimated Useful			December 31,
	Lives (in years)			2018	2017
Vehicles		5		$-	$32
Trade equipment		5		102	162
Leasehold improvements	2	–	5	250	378
Furniture and fixtures		7		16	18
Computer equipment and software		3		1,599	1,448
				1,967	2,038
Less accumulated depreciation				(1,577)	(1,620)
Property and equipment, net				$390	$418

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $0.3 and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in $’000):

	December 31,
	2018	2017
Accounts payable	$944	$1,413
Accrued expenses	566	847
Compensation, benefits and related taxes	856	567
Other accrued expenses	24	14
Total accounts payable and accrued expenses	$2,390	$2,841

Note 3      Long-term Borrowings

Long-term borrowings consisted of the following (in $’000):

	December 31,
	2018	2017
Notes Payable due July, 2022	$1,995	$1,995
Accrued interest – long term	148	47
Less unamortized discount and debt issuance costs	(305)	(386)
	1,838	1,656
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$1,838	$1,656

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

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. We can prepay the loan at any time, subject to a prepayment fee of (a) 2% if the prepayment is made between July 20, 2018 and July 19, 2019, and (b) 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

In conjunction with entering into the loan agreement with MHW, the Company and MHW also entered into a warrant agreement granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Amortization expense of $19,000 and $26,000 was recorded during the years ended December 31, 2018 and 2017, respectively, for this warrant.

On July 19, 2017, we also borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time, subject to a prepayment fee of (a) 2% if the prepayment is made between July 20, 2018 and July 19, 2019, and (b) 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

The obligations under the loans to MHW and MHW Partners are secured by substantially all of the Company’s assets pursuant to the terms of a security agreement. At the time we entered into the revolving line of credit described below, MHW and MHW Partners executed a subordination agreement to evidence their agreement that their security interest is subordinated to the security interest of Texas Capital Bank, N.A.

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $20,000 and $10,000 was amortized during the years ended December 31, 2018 and 2017, respectively.

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

Concurrent with the New Loans, we entered into a warrant with Mr. Ikeda granting Mr. Ikeda the right to purchase up to 954,231 shares of our common stock. This warrant is exercisable until July 19, 2022, at an exercise price of $0.10 for the first 498,981 shares, $0.20 for the next 273,981 shares and $0.30 for the final 181,269 shares. The exercise price and number of shares of common stock issuable on exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. Mr. Ikeda exercised the warrant in December 2018.

Concurrent with the New Loans, we entered into a warrant with Mr. Berg granting Mr. Berg the right to purchase up to 318,077 shares of our common stock. This warrant is exercisable until July 19, 2022, at an exercise price of $0.10 for the first 166,327 shares, $0.20 for the next 91,327 shares and $0.30 for the final 60,423 shares. The exercise price and number of shares of common stock issuable on exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. Mr. Berg exercised the warrant in December 2018.

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $40,000 and $10,000 was amortized during the years ended December 31, 2018 and 2017, respectively.

Future principal repayments on the notes payable as at December 31, 2018 are as follows (in $’000):

2019	$-
2020	-
2021	-
2022	1,995
Total	$1,995

Note 4 -     Revolving Line of Credit

On December 31, 2018, we entered into a revolving line of credit (the “credit facility”) with Texas Capital Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”). The obligations under the credit facility are secured by substantially all our assets. Our wholly-owned subsidiaries, Vortech, L.L.C., VTC, L.L.C., Total Site Solutions Arizona LLC and Alletag Builders, Inc. jointly and severally guaranteed our obligations under the credit facility.

The maximum principal amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of 80% of eligible accounts receivables, subject to customary exclusions and limitations. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 5.37% at December 31, 2018). Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2020.

The credit facility requires that we maintain a minimum liquidity of $500,000 at all times excluding availability under the loan. It also requires us to comply with certain financial covenants including a maximum Total Leverage Ratio of 3.00, a minimum Total Interest Coverage Ratio of 2.50, and a minimum Total Fixed Charge Coverage Ratio of 1.25. The credit facility also limits the amount of new indebtedness to $250,000 per fiscal year without Lender’s prior written approval.

The Loan Agreement and ancillary documents include customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notice of adverse events. The Loan Agreement and ancillary documents include customary negative covenants, including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on assets of the Company. The Loan Agreement and ancillary documents include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of ownership defaults.

There were no amounts outstanding under this credit facility at December 31, 2018 and we were in compliance with all financial covenants. The maximum amount we were eligible to borrow at December 31, 2018 was approximately $100,000.

Note 5 – Sale of Business Component

On December 28, 2018, we completed the sale of substantially all of the assets and liabilities used in our Virginia-based, critical data center power and cooling business, operated by our wholly-owned subsidiary Innovative Power Systems, Inc. The business was sold to Innovative Power, LLC (the “Buyer”) for total cash consideration of $2.5 million, subject to certain post-closing adjustments relating to working capital and certain customer contracts of the business.

The managing member of Innovative Power, LLC is Peter H. Woodward, Chairman of our Board of Directors. Mr. Woodward is also the General Partner of MHW Partners, LP and the managing member of MHW SPV II, LLC, entities that hold $1.595 million of promissory notes payable by TSS described above. The purchase price was determined through arms-length negotiations between us and Mr. Woodward. The transaction was unanimously approved by our Board of Directors other than Mr. Woodward.

The transaction closed on December 28, 2018. The purchase agreement contains representations, warranties, covenants and indemnification provisions customary for a transaction of this type. Many of the representations made by us are subject to, and qualified by, materiality or similar concepts. Both parties have agreed to indemnify the other party for certain losses arising from the breach of the purchase agreement and for certain other liabilities, subject to specified limitations. In connection with the transaction both parties will provide transition services with respect to the business activities that were sold.

The customer contracts and intellectual property sold had a net book value of $1,176,000. As a result of the sale, the Buyer assumed assets of $3,000, and $175,000 was placed in an escrow account, resulting in $2,325,000 of cash proceeds that was paid to us upon closing. Additionally, we incurred approximately $184,000 in legal, escrow and other expenses that would not have been incurred otherwise. After writing off the carrying value of intangibles associated with the business sold, we recorded a net gain of approximately $1,140,000 in our consolidated statement of operations during the year ended December 31, 2018.

On January 31, 2017, we completed the sale of certain identified assets and liabilities associated with a specific customer contract from our project management business for $350,000 pursuant to an Asset Purchase Agreement (“APA”) dated December 12, 2016 with Tech Site Services, LLC, a privately held Maryland company. The sale price was subject to certain post-closing adjustments relating to working capital and obtaining the consent of the customer as a condition of closing. Tech Site Services, LLC also must pay us an earn-out payment equal to 10% of all revenue generated under the customer contract in excess of $2.5 million in each 12-month period during the two-year period after the closing of this transaction. No earn out payments were due in 2017 or 2018.

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

	Years Ended December 31,
	2018	2017
Pre-tax profit related to power and cooling business	$1,332	$1,122
Pre-tax profit related to specific customer contract	$-	$93

Pro forma impact of disposition

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2018 and 2017 as though both of these dispositions occurred on January 1, 2017.

The unaudited pro forma consolidated statement of operations for the years ended December 31, 2018 and 2017 reflect the following adjustments:

(1)	Eliminates the revenues and cost of goods sold as if the transaction occurred on January 1, 2017
(2)	Eliminates operating expenses including salary and related costs for employees who transferred as if this transaction occurred on January 1, 2017.

The unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to represent what the actual results of operations would have been had the transactions occurred on the respective date assumed, nor is it necessarily indicative of the Company’s future operating results. However, the pro forma adjustments reflected in the accompanying unaudited pro forma financial information reflect estimates and assumptions that the Company’s management believes to be reasonable.

Pro forma adjustments related to the unaudited pro forma consolidated statement of operations for the years ended December 31, 2018 and 2017 were computed assuming the transactions were consummated on January 1, 2017 and include adjustments which give effect to events that are (i) directly attributable to the transaction, (ii) expected to have a continuing effect on the Company, and (iii) factually supportable.

	Years ended December 31,
(unaudited, in thousands)	2018	2017
	(Pro forma)	(Pro forma)

Revenue	$17,487	$14,255
Operating income (loss)	$429	$(395)
Net income (loss)	$(35)	$(735)
Basic and diluted net income (loss) per share	$0.00	$(0.05)

Note 6 – Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from continuing operations consists of the following (in $’000):

	Year Ended December 31,
	2018	2017
Current:
Federal	$-	$-
State	26	19
Deferred:
Federal	-	(6)
State	-	(4)
Total provision for income taxes before valuation allowance	$26	$9
Change in valuation allowance	-	-
Total provision for income taxes	$26	$9

The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$139	$65
Net operating loss carryover	8,154	8,792
Goodwill and other intangibles	1,205	1,665
Deferred compensation	70	135
Depreciation	-	39
Other carryovers and credits	12	12
Total deferred tax assets	9,580	10,708

Deferred tax liabilities:
Prepaid expenses	$(7)	$(20)
Depreciation	(12)	-
Deferred revenue	33	-
Total deferred tax liabilities	14	(20)
Valuation Allowance	(9,594)	(10,688)
Net non-current deferred taxes	$-	$-

At December 31, 2018 and 2017, we had net operating losses (“NOL”) totaling $35.1 million and $37.7 million, respectively, to be carried forward 20 years to offset future taxable income and any unused NOL will begin to expire in 2027.

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

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31,2018 and 2017. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. During 2018, the valuation allowance decreased by approximately $1.1 million due to continuing operations. In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years and have determined that it does not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2015 tax year forward remain open under statutes of limitation. Operating losses generated in years prior to 2015 remain open to adjustment until the statute closes for the tax year in which the net operating losses are utilized.

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes for the years ended December 31, 2018 and 2017, primarily as a result of the following:

	Year Ended December 31,
	2018	2017
Federal statutory rate	21.0%	34.0%
State tax, net of income tax benefit	2.4%	4.0%
Effect of permanent differences	13.9%	11.0%
Change in valuation allowance	(36.3)%	(48.0)%
Total	1.0%	1.0%

Note 7 – Commitments and Contingencies

We lease premises and equipment under operating leases having terms from month-to-month to 5 years. At December 31, 2018, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year including known escalation clauses are as set forth in this table below (in $’000):

Year
2019	$729
2020	784
2021	807
2022	194
2023	-
Total	$2,514

For both of the years ended December 31, 2018 and 2017, rent expense included in selling, general and administrative expenses for operating leases was approximately $0.3 million. For the years ended December 31, 2018 and 2017, rent expense included in cost of revenue for operating leases was $0.8 million and $0.7 million, respectively.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2018, these open purchase order commitments amount to approximately $1.2 million. The majority of services delivered and equipment received is expected to be satisfied during the first six months of 2019 at which time these commitments will be fulfilled.

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently estimate that a material adverse effect on our financial position, results of operations and cash flows from such matters is not reasonably likely.

Note 8 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2018, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 9 – Share Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015 our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares.  At December 31, 2018, 1,578,000 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the years ended December 31, 2018 and 2017.

Stock-based Compensation Expense

For the years ended December 31, 2018 and 2017, we recognized stock-based compensation of $241,000 and $68,000, respectively, which was included in selling, general and administrative expenses.

As of December 31, 2018, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $314,000 with a weighted average remaining vest life of 0.9 years.

Stock Options

Although we had historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2018 and 2017. The grants have various vesting features but typically involve time-based vesting.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the year ended December 31, 2018:

Black-Scholes-Merton

Volatility	174%
Expected life of options (in years)	5
Risk-free interest rate	2.50%
Dividend yield	0%

During the years ended December 31, 2018 and 2017, we granted stock options to purchase 0.25 and 2.557 million shares, respectively, of common stock at a weighted-average exercise price of $0.49 and $0.10 per share, respectively, which reflects the fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace during the 20 trading days following the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the years ended December 31, 2018 and 2017, as determined under the Black-Scholes-Merton valuation model was $0.47 and $0.10, respectively.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2018 and 2017:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2017	2,220,000	$0.48	-	$-
Options granted	2,557,000	$0.10
Options exercised	-	$-
Options cancelled and expired	(2,316,000)	$(0.41)
Shares under option, December 31, 2017	2,461,000	$0.15	8.66
Options granted	250,000	$0.49
Options exercised	(90,000)	$0.10
Options cancelled and expired	(49,000)	$(0.37)
Shares under option, December 31, 2018	2,572,000	$0.18	7.80	$1,700

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2018 and 2017:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2017	1,340,000	$0.34
Options granted	2,557,000	$0.13
Vested during period	-	$-
Options cancelled	(1,760,000)	$(0.29)
Non-vested shares under option, December 31, 2017	2,137,000	$0.13
Options granted	250,000	$0.47
Vested during period	(1,231,000)	$(0.13)
Options cancelled	(17,500)	$(0.13)
Non-vested shares under option, December 31, 2018	1,138,500	$0.20

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2018:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	1,433,500	7.28	$0.17	$954
Stock options expected to vest	1,138,500	8.45	$0.19	$745
Options exercisable and expected to vest	2,572,000

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

The fair value of restricted stock awarded for the year ended December 31, 2018 was $405,000 and was calculated using the value of TSS’ common stock on the grant date. No restricted stock was awarded during the year ended December 31, 2017. The value of awards are amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2018 and 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2017	249,000	$0.45
Granted restricted stock	-	$-
Cancelled restricted stock	(54,000)	(0.08)
Vested restricted stock	(165,000)	$(0.562)
Unvested December 31, 2017	30,000	$0.15
Granted restricted stock	827,000	$0.49
Cancelled restricted stock	(30,000)	(0.15)
Vested restricted stock	-	$-
Unvested December 31, 2018	827,000	$0.49

Note 10 – Common Stock Repurchases

During the years ended December 31, 2018 and 2017, we repurchased 7,989 and 20,567 treasury shares, respectively, with an aggregate value of approximately $6,000 and $4,000 respectively, associated with the vesting of restricted stock held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased.

Note 11 – Related Party Transactions

We have $945,000 principal outstanding at December 31, 2018 in promissory notes payable to MHW, net of remaining discount of $65,000. Per the terms of the notes, we paid interest of approximately $120,000 and $114,000 during the years ended December 31, 2018 and 2017, respectively. We have $650,000 principal outstanding at December 31, 2018 in promissory notes payable to MHW Partners, net of remaining discount of $68,000. Per the terms of the notes, we paid interest of approximately $82,000 and $36,000 during the years ended December 31, 2018 and 2017, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW and MHW Partners.

Note 12 – Net Income Per-Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator (in thousands except per share amounts):

	Years Ended December 31,
	2018	2017

Basic net income per share:
Numerator:
Net income	$2,437	$766
Denominator:
Weighted-average shares of common stock outstanding	15,532	15,507
Basic net income per share	$0.16	$0.05

Diluted net income per share:
Numerator:
Net income	$2,437	$766
Plus interest expense on convertible debt	-	-
	$2,437	$766
Denominator:
Weighted-average shares of common stock outstanding	15,532	15,507
Dilutive options and warrants outstanding	3,147	1,013
Effect of conversion of convertible notes	-	4
Number of shares used in diluted per-share computation	18,679	16,524

Diluted net income per share	$0. 13	$0.05

For the year ended December 31, 2017 potentially dilutive shares of 324,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive in that period.

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

Revenue and operating result by reportable segment reconciled to reportable net loss for the years ended December 31, 2018 and 2017 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Revenues:
Facilities	$15,187	$12,254
Systems integration services	7,148	6,062
Total revenues	$22,335	$18,316
Operating income:
Facilities	$4,317	$2,816
Systems integration services	(1,451)	(1,710)
Operating income	$2,866	$1,106

Depreciation expense:
Facilities design and maintenance	$32	$64
Systems integration services	231	306
Consolidated depreciation expense	263	$339

Interest expense
Facilities design and maintenance	$256	$184
Systems integration services	147	144
Consolidated interest expense	$403	$328

Total Assets
Facilities	$1,063	$2,682
Systems integration services	1,514	1,572
Other consolidated activities	6,533	2,473
Total assets	$9,110	$6,727

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of December 31, 2018.

(c)  Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2018 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2019 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2018 and 2017 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2.	Financial Statements Schedules:

None.

3.	Exhibits:

2.1

Asset Purchase Agreement, dated September 28, 2016 by and between VTC, L.L.C. d/b/a Total Site Solutions and Tech Site Services, L.L.C. (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016, and incorporated herein by reference).

2.2

Asset Purchase Agreement, dated December 28, 2018 by and among Innovative Power Systems, Inc., TSS, Inc. and Innovative Power, L.L.C. (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-k filed on January 3, 2018, and incorporated herein by reference).

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

3.5

Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)

4.1.

Loan Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.2	Amended and Restated Loan Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Builders, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.3	Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, and Alletag Buildings, Inc. payable to the order of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.4	Amended and Restated Promissory Note, made by TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC and Alletag Builders, Inc. payable to the order of MHW SPV II, LLC, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.5

Security Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC and Alletag Buildings, Inc. in favor of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.6	Subordination Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc., MHW SPV II LLC and Bridge Bank, National Association, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.7	Warrant between TSS, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.8

Promissory Note, made by TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC. and Alletag Builders, Inc. payable to the order of MHW Partners, LP dated July 19, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.9

Amended and Restated Security Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC and Alletag Builders, Inc. in favor of MHW Partners, LP and MHW SPV II, LLC dated July 19, 2017 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.10

Amended and Restated Warrant between TSS, Inc. and MHW SPV II, LLC dated July 19, 2017 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.11

Warrant between TSS, Inc. and MHW Partners, LP dated July 19, 2017 (previously filed with the Commission as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.12

First Amendment among TSS, Inc., Innovative Power Systems, Inc., VTC, LLC, Vortech, LLC, Total Site Solutions Arizona, LLC, Alletag Builders, Inc., MHW Partners, LP, MHW SPV II, LLC, Andrew Berg and Glen Ikeda dated October 6, 2017 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.13

Promissory note made by TSS, Inc., Innovative Power Systems, Inc., VTC, LLC, Vortech, LLC, Total Site Solutions Arizona, LLC and Alletag Builders, Inc. payable to the order of Glen Ikeda, dated October 6, 2017 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.14

Promissory note made by TSS, Inc., Innovative Power Systems, Inc., VTC, LLC, Vortech, LLC, Total Site Solutions Arizona, LLC and Alletag Builders, Inc. payable to the order of Andrew Berg, dated October 10, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.15

Warrant between TSS, Inc. and Glen Ikeda dated October 6, 2017 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.16

Warrant between TSS, Inc. and Andrew Berg dated October 9, 2017 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

10.1

Fortress America Acquisition Corporation 2006 Omnibus Incentive Compensation Plan, as amended (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2012, and incorporated herein by reference).

10.2.‡

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

10.11

Amendment to Executive Employment Agreement, effective as of April 5, 2017 between the Company and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 5, 2017, and incorporated herein by reference).

10.12	Second Amendment to Amended and Restated Convertible Promissory Note, dated as of December 21, 2015 between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 22, 2015, and incorporated herein by reference).

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

10.18‡

Amendment to Stock Option Agreement, dated as of April 10, 2017 between the Company and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s Common Stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.19‡

Amendment to Stock Option Agreement, dated as of April 10, 2017 between the Company and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s Common Stock (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.20‡

Employment Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).

10.21‡

Award Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).

10.22‡

Amendment to Award Agreement, dated as of April 10, 2017 between the Company and John K. Penver (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.23‡

TSS, Inc. 2015 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2015 and incorporated herein by reference).

10.24

Business Loan Agreement, dated December 31, 2018, by and between TSS, Inc. and Texas Capital Bank, National Association. (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2019, and incorporated herein by reference).

21*	Listing of subsidiaries

23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2018 and 2017.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCM*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date: March 21, 2019	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2019	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 21, 2019.

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