Form 10-Q
period 2019-03-31
TSS, Inc.
filed 2019-05-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 15, 2019              17,408,032

Securities registered pursuant to Section 12(b) of the Act:  None

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended March 31, 2019

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

Forward looking statements can be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS”, “Company”, “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash and cash equivalents	$6,026	$6,178
Contract and other receivables, net	841	727
Costs and estimated earnings in excess of billings on uncompleted contracts	154	154
Inventories, net	99	108
Prepaid expenses and other current assets	280	266
Total current assets	7,400	7,433
Property and equipment, net	395	390
Lease right-of-use asset	1,834	-
Goodwill	780	780
Intangible assets, net	375	398
Other assets	109	109
Total assets	$10,893	$9,110

Current Liabilities:
Accounts payable and accrued expenses	$2,437	$2,390
Deferred revenues	2,075	2,181
Current portion of lease liabilities	529	-
Total current liabilities	5,041	4,571
Long-term borrowings	1,878	1,838
Non-current portion of lease liabilities	1,421	-
Deferred revenues – non-current portion	137	112
Other liabilities	-	108
Total liabilities	8,477	6,629

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2019 and December 31, 2018; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2019 and December 31, 2018; 18,122 and 17,520 issued; 17,186 and 16,743 outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	69,344	69,241
Treasury stock 936 and 777 shares at cost at March 31, 2019 and December 31, 2018	(1,679)	(1,542)
Accumulated deficit	(65,251)	(65,220)
Total stockholders' equity	2,416	2,481
Total liabilities and stockholders’ equity	$10,893	$9,110

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2019	2018
Results of Operations:
Revenue	$4,660	$4,849
Cost of revenue	3,024	2,983
Gross profit	1,636	1,866
Selling, general and administrative expenses	1,505	1,575
Depreciation and amortization	81	106
Total operating costs	1,586	1,681
Income from operations	50	185
Other income (expense)
Interest expense	(109)	(93)
Interest and other income	36	-
Income (loss) from operations before income taxes	(23)	92
Income tax expense	8	11
Net income (loss)	$(31)	$81

Basic income (loss) per common share:	$0.00	$0.01
Diluted Income (loss) per common share:	$0.00	$0.00

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019

(in thousands, except share amounts, unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance January 1, 2018	16,316	$2	$68,886	769	$(1,536)	$(67,657)	$(305)
Restricted stock cancelled	(30)	-	-	-	-	-	-
Stock-based compensation	-	-	49	-	-	-	49
Net income	-	-	-	-	-	81	81
Balance at March 31, 2018	16,286	$2	$68,935	769	$(1,536)	$(67,576)	$(175)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2019	17,520	$2	$69,241	777	$(1,542)	$(65,220)	$2,481
Restricted stock issued	297	-	-	-	-	-	-
Restricted stock cancelled	(5)	-	-	-	-	-	-
Treasury shares repurchased				159	(137)	-	(137)
Stock options exercised	310	-	31	-	-	-	31
Stock-based compensation	-	-	72	-	-	-	72
Net income (loss)	-	-	-	-	-	(31)	(31)
Balance at March 31, 2019	18,122	$2	$69,344	936	$(1,679)	$(65,251)	$2,416

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(31)	$81
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	81	106
Non-cash interest	26	24
Amortization of debt discount	14	22
Stock-based compensation	72	49
Changes in operating assets and liabilities:
Contract and other receivables	(114)	(985)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	30
Inventories, net	9	40
Prepaid expenses and other assets	(14)	(1)
Right-of-use asset	124	-
Accounts payable and accrued expenses	47	(194)
Deferred revenues	(81)	429
Operating lease liabilities	(116)	-
Other liabilities	-	5
Net cash provided by (used in) operating activities	17	(394)
Cash Flows from Investing Activities:
Capital expenditures	(63)	(37)
Net cash used in investing activities	(63)	(37)
Cash Flows from Financing Activities:
Proceeds from issuance of equity	31	-
Repurchase of treasury stock	(137)	-
Net cash used in financing activities	(106)	0
Net decrease in cash and cash equivalents	(152)	(431)
Cash and cash equivalents at beginning of period	6,178	2,268
Cash and cash equivalents at end of period	$6,026	$1,837
Supplemental disclosure of cash flow information:
Cash paid for interest	$53	$48
Cash paid for taxes	$5	$4

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

The accompanying consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity (deficit) and cash flows. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting Changes

Except for the changes discussed below, we have consistently applied the accounting policies to all periods presented in these unaudited consolidated financial statements.

On January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASC 842 is intended to represent an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, upon adoption, leases that were classified as operating leases under previous GAAP were classified as operating leases under ASC 842, and we recorded an adjustment of $1.96 million to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining lease payments, determined under prior GAAP, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019. As permitted under ASC 842, we elected several practical expedients that permit us not to reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the right-of-use assets or operating lease liabilities.

See Note 5 for further information on leases.

Revenue Recognition

We recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Maintenance services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract term. Our contract terms are typically one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services on a ratable basis over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment; however our history of non-payments and bad debt expense has been insignificant.

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of March 31, 2019 and December 31, 2018, our allowance for doubtful accounts was less than $8,000.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales; however if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment, when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-45 days of invoicing.

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

Shipping and handling costs

Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of revenues and are expensed as incurred. We accrue costs for shipping and handling activities that occur after control of the promised good or service has transferred to the customer.

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000):

Three-Months Ended March 31,	2019	2018
FACILITIES:
Maintenance revenues	$1056	$1,166
Equipment sales	97	612
Deployment and other services	1,737	1,601
	$2,890	$3,379

SYSTEMS INTEGRATION:
Integration services	$1,770	$1,470
TOTAL REVENUES	$4,660	$4,849

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of March 31, 2019, Deferred Revenue of $2,075,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $137,000 of Deferred Revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and two years.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended March 31,
	2019	2018

US-based IT OEM	92%	76%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 69% and 75% of our accounts receivable at March 31, 2019 and December 31, 2018, respectively. A US-based modular data center manufacturer represented 11% of our accounts receivable at March 31, 2019. No other customer represented more than 10% of our accounts receivable at March 31, 2019 or at December 31, 2018.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	March 31, 2019	December 31, 2018
Contract and other receivables	$849	$735
Allowance for doubtful accounts	(8)	(8)
Contracts and other receivables, net	$841	$727

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	March 31, 2019	December 31, 2018
Raw materials	$101	$110
Less Reserve	(2)	(2)
Inventories, net	$99	$108

Goodwill and Intangible Assets, net

Goodwill and Intangible Assets, net consisted of the following (in ‘000’s):

	March 31, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(531)	$906	$(508)
Acquired software	$234	$(234)	$234	$(234)

We recognized amortization expense related to intangibles of approximately $23,000 and $36,000 for the three-month periods ended March 31, 2019 and 2018, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2018 as part of our annual testing for impairment and concluded that there was no impairment. There were no identified triggering events or circumstances that occurred during the three-month period ended March 31, 2019 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in ’000):

	Estimated Useful			March 31,	December 31,
	Lives (in years)			2019	2018
Trade equipment		5		$102	$102
Leasehold improvements	2	–	5	261	250
Furniture and fixtures		7		16	16
Computer equipment and software		3		1,650	1,599
				2,029	1,967

Less accumulated depreciation				(1,634)	(1,577)
Property and equipment, net				$395	$390

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $58,000 and $70,000 the three-month periods ended March 31, 2019 and 2018.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000):

	March 31, 2019	December 31, 2018
Accounts payable	$1,580	$944
Accrued expenses	525	566
Compensation, benefits & related taxes	285	856
Other accrued expenses	47	24
Total accounts payable and accrued expenses	$2,437	$2,390

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in ’000):

	March 31, 2019	December 31, 2018
Notes Payable due July 2022	$1,995	$1,995
Accrued interest – long term	174	148
Less unamortized discount and debt issuance costs	(291)	(305)
	1,878	1,838
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$1,878	$1,838

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. $5,000 was amortized during each of the three-month periods ended March 31, 2019 and 2018, respectively, for this warrant.

On July 19, 2017, we borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time, subject to a prepayment fee of (a) 2% if the prepayment is made between July 20, 2018 and July 19, 2019, and (b) 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

The obligations under the loan to MHW and MHW Partners are secured by substantially all of the Company’s assets pursuant to the terms of a security agreement. At the time we entered into the revolving line of credit described below, MHW and MHW Partners executed a subordination agreement to evidence their agreement that their security interest is subordinated to the security interest of Texas Capital Bank, N.A.

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended March 31, 2019 and 2018, respectively.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during each of the three-month periods ended March 31, 2019 and 2018, respectively.

Note 4 – Revolving Line of Credit

In December 2018, we entered into a revolving line of credit (the “credit facility”) with Texas Capital Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”). The obligations under the credit facility are secured by substantially all of our assets. Our wholly-owed subsidiaries, Vortech LLC, VTC, LLC, Total Site Solutions Arizona, LLC and Alletag Builders, Inc. jointly and severally guaranteed our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of 80% of eligible accounts receivables, subject to customary exclusions and limitations. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 5.49% at March 31, 2019). Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused credit facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2020.

The credit facility requires that we maintain a minimum liquidity of $500,000 at all times excluding availability under the loan. It also requires us to comply with certain financial covenants including a maximum Total Leverage Ratio of 3.00, a minimum Total Interest Coverage Ratio of 2.50 and a minimum Total Fixed Charge Coverage Ratio of 1.25. The credit facility also limits the amount of new indebtedness to $250,000 per fiscal year without Lender’s prior written approval.

The Loan Agreement and ancillary documents include customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. The Loan Agreement and ancillary documents include customary negative covenants, including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on assets of the company. The Loan Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse chance defaults, and change of ownership defaults.

There were no amounts outstanding under this credit facility at March 31, 2019 and we were in compliance with all financial covenants. The maximum amount we were eligible to borrow at March 31, 2019 was approximately $149,000.

Note 5 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 3 years. As of March 31, 2019, we have not entered into any lease arrangement classified as a finance lease.

We determine if an arrangement is a lease at inception. Operating leases are included in lease right-of-use assets, current lease liabilities and lease liabilities, non-current, on our consolidated balance sheet. We have elected an accounting policy to not recognize short-term leases (one year or less) on the balance sheet. We also elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, we did not need to reassess whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term. Components of lease expense and other information is as follows:

March 31, 2019
Lease expense
Operating lease cost	$177
Variable lease cost	59
Sublease income	(16)
Total operating lease cost	220

Operating Lease – operating cash flows	(161)
New right-of-use assets – operating leases	-
Weighted average remaining lease term – Operating leases (in months)	36
Weighted average discount rate – Operating leases	12.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

March 31, 2019
2019	$552
2020	784
2021	807
2022	194
Thereafter	-
Total minimum future lease payments	2,337
Less imputed interest	(387)
Total	$1,950
Reported as of March 31, 2019
Current lease liability	$529
Lease liability – non-current	1,421
$1,950

Note 6 - Net Income (Loss) Per-Share

Basic and diluted income (loss) per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted income (loss) per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for income from continuing operations. In the table below, income represents the numerator and shares represents the denominator (in thousands except per share amounts).

	Three Months Ended March 31,
	2019	2018

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(31)	$81
Denominator:
Weighted-average shares of common stock outstanding	17,710	15,969
Basic net income (loss) per share	$0.00	$0.01

Diluted net income (loss) per share:
Numerator:
Net income	$(31)	$81
Plus interest expense on convertible debt	-	-
	$(31)	$81
Denominator:
Weighted-average shares of common stock outstanding	17,710	15,969
Dilutive options and warrants outstanding	-	2,910
Effect of conversion of convertible notes	-	-
Number of shares used in diluted per-share computation	17,710	18,879

Diluted net income (loss) per share	$0.00	$0.00

For the three-month periods ended March 31, 2019 and 2018 potentially dilutive shares of 4,223,000 and 150,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive in those periods.

Note 7 – Related Party Transactions

We have $945,000 principal outstanding at March 31, 2019 in promissory notes payable to MHW, net of remaining discount of $61,000. Per the terms of the notes, we paid interest of approximately $ 31,000 and $29,000 during the three-month periods ended March 31, 2019 and 20178, respectively. We have $650,000 principal outstanding at March 31, 2019 in promissory notes payable to MHW Partners, net of remaining discount of $64,000. Per the terms of the notes, we paid interest of $21,000 and $20,000 during the three-month periods ended March 31, 2019 and 2018, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three -month periods ended March 31, 2019 and 2018 and other segment-related information is as follows (in thousands):

	Three Month Periods
	ended March 31,
	2019	2018
Revenues

Facilities	$2,890	$3,379
System integration services	1,770	1,470
Total revenues	$4,660	$4,849

Operating Income:
Facilities	$510	$705
System integration services	(460)	(520)
Consolidated operating income	$50	185

Depreciation expense:
Facilities	$32	$8
System integration services	26	62
Consolidated depreciation expense	$58	$70

Interest expense
Facilities	$60	$59
System integration services	49	34
Consolidated interest expense	$109	$93

	March 31, 2019	Dec. 31, 2018
Total Assets
Facilities	$866	$1,063
System integration services	1,798	1,514
Other consolidated activities	8,229	6,533
Total consolidated assets	$10,893	$9,110

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2016 Annual Report on Form 10-K for a discussion of items that may affect our future results.

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

Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment, more efficient data center design and operation, resulting in continued growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under ‘‘Master Service Agreements’’, and the loss of such customers could have a material negative effect on our results.

In 2016 we made the decision to focus our business on the modular data center area and to concentrate our activities around our systems integration and facilities maintenance businesses. We also developed and expanded our rack integration services to increase the utilization of our systems integration facility and to insulate us from the variable timing of modular data center orders. This simplification of our business and the focus towards the modular data center market will increase our customer concentration in the short-term and concentrate the markets in which we compete. However, our business is not focused on providing a life-cycle of activities in support of the use of modular data centers and rack integration, including assembly, deployment and maintenance of these modules.

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

Revenues for the three-month period ended March 31, 2019 decreased by $0.2 million, or 4% compared to the same period in 2019. Our 2018 revenue included $680,000 from our critical power and cooling business that we sold in the fourth quarter of 2018. Our facilities segment (which included our critical power and cooling business) had a $0.5 million or 14% decrease in revenue compared to 2018 driven by the sale of the business. Our remaining facilities business increased compared to the prior year due to a higher level of new modular data center deployments. Our systems integration business revenues increased by $0.3 million or 20% compared to the first quarter of 2018 due to higher modular data center fit outs and higher rack services revenue. Our revenue of $4.7 million in the three-month period ended March 31, 2019 was down by $1.1 million in revenue compared to the fourth quarter of 2018 reflecting the absence of $1.2 million in revenue we had in the fourth quarter of 2018 from our critical power and cooling business.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 65% for the three-month period ended March 31, 2019 compared to 62% for the same period in 2018 and 62% in the fourth quarter of 2018. This increase from 2018 reflects the higher level of modular data center deployments that have higher third-party expenses and resultant lower margins for us and higher procurement costs in our integration business.

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

Gross Profit

Our gross profit margin for the three-month period ended March 31, 2019 was 35% compared to a gross profit margin of 38% in the first quarter of 2018 and a gross profit margin of 38% in the fourth quarter of 2018. This decrease in margin compared to 2018 was primarily attributable to higher costs on modular data center deployment projects in 2019 as we experienced more activity compared to the previous year. With lower revenue compared to 2018, the lower margin resulted in our gross profit being $1.6 million for the quarter, compared to a gross profit of $1.9 million in the first quarter of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2019, our selling, general and administrative expenses decreased by $95,000 or 6% compared to the same period of 2018. This decrease was due to lower headcount related costs following the sale of our critical power and cooling business in the fourth quarter of 2018.

Operating income

For the three-month period ended March 31, 2019, we recorded an operating profit of $50,000. This compares to an operating profit of $185,000 that we had in the in the first quarter of 2018 that was inclusive of $158,000 of profit generated by our power and cooling business that we sold at the end of 2018.

Net income

After income taxes we recorded a net loss of $31,000 or $0.00 per share for the three-month period ended March 31, 2019. This compared to net income of $81,000 or $0.01 per share for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2019 are our cash and cash equivalents on hand, funds available under our bank credit facility and projected cash flows from operating activities.

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

Our quarterly operating results have shown improved results since the beginning of 2017. Our quarterly revenues have fluctuated between $4.2 million to $7.3 million. Our gross profit margin has ranged from 33% to 42%, and our operating results have allowed us to achieve operating profits in every quarter since 2017. This level of profitability has allowed us to strengthen our balance sheet and we eliminated our deficits in working capital and stockholders’ equity during 2018. In December 2018 we entered into a 2-year, $1.5 million, receivables-based revolving line of credit with Texas Capital Bank, NA to provide us additional liquidity and financial flexibility for managing our working capital and business. We remain open to further funding to finance growth in our business, to finance potential acquisitions or to further improve our liquidity position, however there can be no guarantee that such financing will be available to us or that we will complete any such financing.

As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $6.0 million and $6.2 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities for the three-month period ended March 31, 2019 was $17,000 compared to cash used in operating activities of $0.4 million for the three-month period ended March 31, 2018. This improvement was primarily driven by less funds used to finance working capital compared to the previous period. There were no material changes in our working capital compared to the fourth quarter.

Investing activities:

Cash used in investing activities was $63,000 in the three-month period ended March 31, 2019 for the purchases of property and equipment. This compares to cash used in 2018 of $37,000 for purchases of property and equipment.

Financing activities:

Cash used in financing activities was $106,000 for the three-month period ended March 31, 2019, which reflects $31,000 in proceeds received from the exercise of employee stock options and $137,000 used in the purchase of treasury stock related to tax obligations around option exercises and vesting of restricted shares.. There were no financing activities in the three-month period ended March 31, 2018.

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

Off-Balance Sheet Arrangements

As of March 31, 2019 we had no off balance sheet arrangements.

Critical Accounting Policies and Pronouncements

Except with respect to adoption of the new lease accounting standard on January 1, 2019, there have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2018. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended March 31, 2019	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jan. 1, 2019 - Jan. 31, 2019	29,650	$0.80	-	-
Feb.1, 2019 – Feb 28, 2019	106,657	$0.85
Mar. 1, 2019 – Mar. 31, 2019	22,458	$1.00	-	-
Total	158,765	$0.87

(a)

All of these shares were acquired from associates to satisfy the exercise price due upon exercise of previously awarded stock options or to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

10.1*	Executive Employment Agreement dated January 27, 2018 between the Company and Kieran Brennan.

10.2*	Award Agreement dated January 27, 2018 between the Company and Kieran Brennan.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: May 15, 2019	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)