Form 10-Q
period 2019-06-30
TSS, Inc.
filed 2019-08-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33627

TSS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Old Settlers Blvd Round Rock, Texas	78664
(Address of principal executive offices)	(Zip Code)

(512) 310-1000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act : None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company x
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 14, 2019              17,488,354

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended June 30, 2019

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

Forward looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS”, “Company”, “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	June 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash and cash equivalents	$6,070	$6,178
Contract and other receivables, net	690	727
Costs and estimated earnings in excess of billings on uncompleted contracts	154	154
Inventories, net	80	108
Prepaid expenses and other current assets	337	266
Total current assets	7,331	7,433
Property and equipment, net	440	390
Lease right-of-use asset	1,754	-
Goodwill	780	780
Intangible assets, net	352	398
Other assets	109	109
Total assets	$10,766	$9,110

Current Liabilities:
Accounts payable and accrued expenses	$1,692	$2,390
Deferred revenues	2,744	2,181
Current portion of lease liabilities	585	-
Total current liabilities	5,021	4,571
Long-term borrowings	1,928	1,838
Non-current portion of lease liabilities	1,291	-
Deferred revenues – non-current portion	110	112
Other liabilities	-	108
Total liabilities	8,350	6,629

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2019 and December 31, 2018; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2019 and December 31, 2018; 18,450 and 17,520 issued; 17,494 and 16,743 outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	69,454	69,241
Treasury stock 956 and 777 shares at cost at June 30, 2019 and December 31, 2018	(1,695)	(1,542)
Accumulated deficit	(65,345)	(65,220)
Total stockholders' equity	2,416	2,481
Total liabilities and stockholders’ equity	$10,766	$9,110

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Results of Operations:

Revenue	$3,539	$5,367	$8,199	$10,216
Cost of revenue	2,087	3,302	5,111	6,285
Gross profit	1,452	2,065	3,088	3,931
Selling, general and administrative expenses	1,371	1,516	2,876	3,093
Depreciation and amortization	79	100	160	206
Total operating costs	1,450	1,616	3,036	3,299
Income from operations	2	449	52	632
Other income (expense):
Interest expense, net	(115)	(111)	(224)	(204)
Other income (expense), net	28	-	64	-
Income (loss) from operations before income taxes	(85)	338	(108)	428
Income tax expense	9	19	17	30
Net income (loss)	$(94)	$319	$(125)	$398

Basic and diluted income (loss) per common share	$(0.01)	$0.02	$(0.01)	$0.02

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Periods Ended June 30, 2019 and 2018

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (deficit)
Balance January 1, 2018	16,316	$2	$68,886	769	$(1,536)	$(67,657)	$(305)
Restricted stock cancelled	(30)	-	-	-	-	-	-
Stock-based compensation	-	-	49	-	-	-	49
Net income	-	-	-	-	-	81	81
Balance at March 31, 2018	16,286	$2	$68,935	769	$(1,536)	$(67,576)	$(175)
Stock-based compensation	-	-	66	-	-	-	66
Net income	-	-	-	-	-	319	319
Balance at June 30, 2018	16,286	$2	$69,001	769	$(1,536)	$(67,257)	$210

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2019	17,520	$2	$69,241	777	$(1,542)	$(65,220)	$2,481
Restricted stock vested	390	-	-	-	-	-	-
Treasury shares repurchased				159	(137)	-	(137)
Stock options exercised	310	-	31	-	-	-	31
Stock-based compensation	-	-	72	-	-	-	72
Net income (loss)	-	-	-	-	-	(31)	(31)
Balance at March 31, 2019	18,220	$2	$69,344	936	$(1,679)	$(65,251)	$2,416
Treasury shares repurchased	-	-	-	20	(16)	-	(16)
Stock options exercised	230	-	23	-	-	-	23
Stock-based compensation	-	-	87	-	-	-	87
Net loss	-	-	-	-	-	(94)	(94)
Balance at June 30, 2019	18,450	$2	$69,454	956	$(1,695)	$(65,345)	$2,416

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(125)	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	206
Non-cash interest	53	49
Amortization of debt discount	37	43
Stock-based compensation	159	115
Changes in operating assets and liabilities:
Contract and other receivables	37	(534)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(102)
Inventories, net	28	37
Prepaid expenses and other assets	(71)	(153)
Right-of-use assets	257	-
Accounts payable and accrued expenses	(698)	60
Deferred revenues	561	1,062
Operating lease liabilities	(243)	-
Other liabilities	-	7
Net cash provided by operating activities	155	1,188

Cash Flows from Investing Activities:
Capital expenditures	(164)	(144)
Net cash used in investing activities	(164)	(144)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	54	-
Repurchase of stock	(153)	-
Net cash used in financing activities	(99)	-
Net increase (decrease) in cash and cash equivalents	(108)	1,044
Cash and cash equivalents at beginning of period	6,178	2,268
Cash and cash equivalents at end of period	$6,070	$3,312
Supplemental disclosure of cash flow information:
Cash paid for interest	$126	$116
Cash paid for taxes	$57	$39

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of June 30, 2019 and December 31, 2018, our allowance for doubtful accounts was less than $8,000.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales; however, if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment, when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-45 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000):

	Three-months ended June 30,		Six-months ended June 30,
	2019	2018	2019	2018
FACILITIES:
Maintenance revenues	$1,096	$1,236	$2,152	$2,402
Equipment sales	131	492	228	1,127
Deployment and other services	814	1,439	2,551	3,017
	$2,041	$3,167	$4,931	$6,546

SYSTEMS INTEGRATION:
Integration services	$1,498	$2,200	$3,268	$3,670
TOTAL REVENUES	$3,539	$5,367	$8,199	$10,216

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of June 30, 2019, deferred revenue of $2,744,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $110,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and two years.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

US-based IT OEM	90%	67%	91%	71%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 65% and 75% of our accounts receivable at June 30, 2019 and December 31, 2018, respectively. No other customer represented more than 10% of our accounts receivable at June 30, 2019 or at December 31, 2018.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2019	December 31, 2018
Contract and other receivables	$698	$735
Allowance for doubtful accounts	(8)	(8)
Contracts and other receivables, net	$690	$727

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	June 30, 2019	December 31, 2018
Raw materials	$82	$110
Less Reserve	(2)	(2)
Inventories, net	$80	$108

Goodwill and Intangible Assets, net

Goodwill and Intangible Assets, net consisted of the following (in ‘000’s):

	June 30, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(554)	$906	$(508)
Acquired software	$234	$(234)	$234	$(234)

We recognized amortization expense related to intangibles of approximately $23,000 and $33,000 for the three-month periods ended June 30, 2019 and 2018, respectively. We recognized amortization expense related to intangibles of approximately $46,000 and $67,000 for the six-month periods ended June 30, 2019 and 2018, respectively

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2018 as part of our annual testing for impairment and concluded that there was no impairment. There were no identified triggering events or circumstances that occurred during the three and six-month periods ended June 30, 2019 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful			June 30,	December 31,
	Lives (years)			2019	2018
Trade equipment	5			$102	$102
Leasehold improvements	2	–	5	324	250
Furniture and fixtures	7			16	16
Computer equipment and software	3			1,689	1,599
				2,131	1,967
Less accumulated depreciation				(1,691)	(1,577)
Property and equipment, net				$440	$390

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $57,000 and $67,000 for the three-month periods ended June 30, 2019 and 2018, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $115,000 and $139,000 for the six-month periods ended June 30, 2019 and 2018, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	June 30, 2019	December 31, 2018
Accounts payable	$695	$944
Accrued expenses	601	566
Compensation, benefits & related taxes	375	856
Other accrued expenses	21	24
Total accounts payable and accrued expenses	$1,692	$2,390

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in ’000’s):

	June 30, 2019	December 31, 2018
Notes Payable due July 2022	$1,995	$1,995
Accrued interest – long term	201	148
Less unamortized discount and debt issuance costs	(268)	(305)
	1,928	1,838
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$1,928	$1,838

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

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended June 30, 2019 and 2018, respectively, for this warrant. Approximately $9,000 was amortized during each of the six-month periods ended June 30, 2019 and 2018, respectively.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended June 30, 2019 and 2018, respectively. Approximately $10,000 was amortized during each of the six-month periods ended June 30, 2019 and 2018, respectively.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during each of the three-month periods ended June 30, 2019 and 2018, respectively, and approximately $20,000 was amortized during each of the six-month periods ended June 30, 2019 and 2018, respectively..

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

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of 80% of eligible accounts receivables, subject to customary exclusions and limitations. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 5.40% at June 30, 2019). Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused credit facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2020.

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

There were no amounts outstanding under this credit facility at June 30, 2019 and we were in compliance with all financial covenants. The maximum amount we were eligible to borrow at June 30, 2019 was approximately $190,000.

Note 5 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 3 years. As of June 30, 2019, we have not entered into any lease arrangement classified as a finance lease.

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

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease expense
Operating lease cost	$184	361
Variable lease cost	-	-
Sublease income	(16)	(32)
Total operating lease cost	168	329

Operating Lease – operating cash flows	(161)	(243)
New right-of-use assets – operating leases	38	38
Weighted average remaining lease term – Operating leases (months)	36	32
Weighted average discount rate – Operating leases	12.0%	12.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

June 30, 2019
2019	$382
2020	804
2021	823
2022	203
Thereafter	-
Total minimum future lease payments	2,212
Less imputed interest	(336)
Total	$1,876

Reported as of June 30, 2019
Current lease liability	$585
Lease liability – non-current	1,291
$1,876

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for income from continuing operations. In the table below, income(loss) represents the numerator and shares represents the denominator (in thousands except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(94)	$319	$(125)	$398
Denominator:
Weighted-average shares of common stock outstanding	17,394	16,277	17,289	16,123

Basic net income (loss) per share	$(0.01)	$0.02	$(0.01)	$0.02

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(94)	$319	$(125)	$398
Less interest expense on convertible debt	-	-	-	-
	$(94)	$319	$(125)	$398
Denominator:
Weighted-average shares of common stock outstanding	17,394	16,277	17,289	16,123
Dilutive options and warrants outstanding	-	2,882	-	2,906
Number of shares used in diluted per-share computation	17,394	19,159	17,289	19,029

Diluted net income (loss) per share	$(0.01)	$0.02	$(0.01)	$0.02

For the three-month periods ended June 30, 2019 and 2018 potentially dilutive shares of 3,613,000 and 400,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive in those periods.

For the six-month periods ended June 30, 2019 and 2018 potentially dilutive shares of 3,537,000 and 400,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive in those periods.

Note 7 – Related Party Transactions

We have $945,000 principal outstanding at June 30, 2019 in promissory notes payable to MHW, net of remaining discount of $56,000. Per the terms of the notes, we paid interest of approximately $ 32,000 and $29,000 during the three-month periods ended June 30, 2019 and 2018, respectively, and we paid interest of $62,000 and $59,000 during the six-month periods ended June 30, 2019 and 2018, respectively. We have $650,000 principal outstanding at June 30, 2019 in promissory notes payable to MHW Partners, net of remaining discount of $59,000. Per the terms of the notes, we paid interest of $22,000 and $20,000 during the three-month periods ended June 30, 2019 and 2018, respectively, and we paid interest of $43,000 and $40,000 during the six-month periods ended June 30, 2019 and 2018, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and six-month periods ended June 30, 2019 and 2018 and other segment-related information is as follows (in thousands):

	Three Month Periods		Six Month Periods
	ended June 30,		ended June 30,
	2019	2018	2019	2018
Revenues:
Facilities	$2,041	$3,167	$4,931	$6,546
Systems integration services	1,498	2,200	3,268	3,670
Total revenues	$3,539	$5,367	$8,199	$10,216

Income (loss) from operations:
Facilities	515	$660	$1,025	$1,363
Systems integration services	(513)	(211))	(973)	(731)
Total income (loss) from operations	$2	$449	52	$632

Depreciation expense:
Facilities	$12	$8	$44	$16
Systems integration services	45	58	71	120
Consolidated depreciation expense	$57	$66	$115	$136

Interest expense
Facilities	$64	$70	$124	$129
Systems integration services	51	41	100	75
Consolidated interest expense	$115	$111	$224	$204

	June 30, 2019	Dec. 31, 2018

Total Assets
Facilities	$1,082	$1,063
System integration services	1,434	1,514
Other consolidated activities	8,250	6,533
Total consolidated assets	$10,766	$9,110

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2018 Annual Report on Form 10-K for a discussion of items that may affect our future results.

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

In 2016 we made the decision to focus our business on the modular data center area and to concentrate our activities around our systems integration and facilities maintenance businesses. We also developed and expanded our rack integration services to increase the utilization of our systems integration facility and to insulate us from the variable timing of modular data center orders. This simplification of our business and the focus towards the modular data center market will increase our customer concentration in the short-term and concentrate the markets in which we compete. However, our business is focused on providing a life-cycle of activities in support of the use of modular data centers and rack integration, including assembly, deployment and maintenance of these modules.

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

Revenues for the three-month period ended June 30, 2019 decreased by $1.8 million, or 34% compared to the same period in 2018. Our 2018 revenue included $972,000 from our power and cooling business that we sold in the fourth quarter of 2018. Our facilities segment (which included our critical power and cooling business) had a $1.1 million or 36% decrease in revenue compared to 2018 driven primarily by the sale of the business. Our remaining facilities business decreased compared to the prior year due to a lower level of modular data center deployments and refresh projects compared to 2018. Our systems integration business revenues decreased by $0.7 million or 32% compared to the second quarter of 2018 due to lower modular data center fit outs and lower rack services revenue. For the six-month period ended June 30, 2019, our revenue of $8.2 million was $2 million or 20% lower than the $10.2 million we recorded in 2018. $1.7 million of this decrease is attributable to the critical power and cooling business that we disposed of in the fourth quarter of 2018. Absent this, our remaining business revenues were $0.3 million or 4% lower than the comparable period of 2018.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 59% for the three-month period ended June 30, 2019 compared to 62% for the same period in 2018 and 65% in the first quarter of 2019. This decrease from 2018 reflects improved margins on our product maintenance business offset by costs attributable to lower utilization of our systems integration facility. For the six-month period ended June 30, 2019 our cost of revenue as a percentage of revenue was 62%, the same level as the comparable period in 2018.

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

Gross Profit

Our gross profit margin for the three-month period ended June 30, 2019 was 41% compared to a gross profit margin of 38% in the second quarter of 2018 and a gross profit margin of 35% in the first quarter of 2019. For the six-month period ended June 30, 2019 our gross profit margin was 38% compared to a gross profit margin of 38% for the same period in 2018. This improvement in margin during the second quarter of 2019 compared to the same period of 2018 was primarily attributable to lower costs on modular data center deployment maintenance contracts in 2019 compared to the previous year. With lower revenue compared to 2018 and despite the improved margin, our level of gross profit decreased by $613,000 or 30% to $1.45 million for the quarter, compared to a gross profit of $2.07 million in the second quarter of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended June 30, 2019, our selling, general and administrative expenses decreased by $145,000 or 10% compared to the same period of 2018. This decrease was due to lower headcount related costs following the sale of our critical power and cooling business in the fourth quarter of 2018. For the six-month period ended June 30, 2019, our selling, general and administrative expenses decreased by $217,000 or 7% compared to the same period of 2018, primarily as a result of elimination of expenses of our critical power and cooling business that was sold in the fourth quarter of 2018.

Operating income

For the three-month period ended June 30, 2019, we recorded an operating profit of $2,000. This compares to an operating profit of $449,000 that we had in the in the second quarter of 2018 that was inclusive of $167,000 of profit generated by our power and cooling business that we sold at the end of 2018. For the six-month period ended June 30, 2019, we recorded an operating profit of $52,000. This compares to an operating profit of $632,000 that we had in the comparable period of 2018 that was inclusive of $323,000 of profit generated by our power and cooling business that we sold at the end of 2018.

Net income

After income taxes we recorded a net loss of $94,000 or ($0.01) per share for the three-month period ended June 30, 2019. This compared to net income of $319,000 or $0.02 per share for the same period in 2018. For the six-month period ended June 30, 2019 we recorded a net loss of $125,000 or ($0.01) per share, compared to net income of $398,000 or $0.02 per share for the same period in 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2019 are our cash and cash equivalents on hand, funds available under our bank credit facility and projected cash flows from operating activities.

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

Our quarterly operating results have shown improved results since 2016. We have disposed of multiple business units since 2016 which have caused fluctuations in our operating results, but the proceeds from these disposals have provided additional liquidity for our business. Our quarterly revenues have fluctuated between $3.5 million to $7.3 million. Our gross profit margin has ranged from 33% to 42%, and our operating results have allowed us to achieve income from operations in every quarter since 2017. This level of profitability has allowed us to strengthen our balance sheet and we eliminated our deficits in working capital and stockholders’ equity during 2018. In December 2018 we entered a 2-year, $1.5 million, receivables-based revolving line of credit with Texas Capital Bank, NA to provide us additional liquidity and financial flexibility for managing our working capital and business. We remain open to further funding to finance growth in our business, to finance potential acquisitions or to further improve our liquidity position, however there can be no guarantee that such financing will be available to us or that we will complete any such financing.

As at June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $6.1 million and $6.2 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities for the six-month period ended June 30, 2019 was $154,000 compared to cash provided by operating activities of $1.2 million for the six-month period ended June 30, 2018. This change was attributable to lower levels of profitability and the timing of invoicing on maintenance contracts and a higher level of payments related to modular data center deployment projects compared to the previous period.

Investing activities:

Cash used in investing activities was $164,000 in the six-month period ended June 30, 2019 for the purchases of property and equipment. This compares to cash used in 2018 of $144,000 for purchases of property and equipment.

Financing activities:

Cash used in financing activities was $99,000 for the six-month period ended June 30, 2019, which reflects $54,000 in proceeds received from the exercise of employee stock options and $153,000 used in the purchase of stock related to tax obligations around option exercises and vesting of restricted shares.. There were no financing activities in the six-month period ended June 30, 2018.

Future uses of cash

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our bank credit facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations. There is no guarantee, however, that such capital would be available on terms acceptable to us.

Off-Balance Sheet Arrangements

As at June 30, 2019 we had no off -balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three month and six-month periods ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended June 30, 2019	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Apr. 1, 2019 - Apr. 30, 2019	6,992	$0.79	-	-
May.1, 2019 – May 31, 2019	2,353	$0.85
Jun. 1, 2019 – Jun. 30, 2019	10,667	$0.75	-	-
Total	20,012	$0.77

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

TSS, INC.

Date: August 14, 2019	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)