Form 10-Q
period 2019-09-30
TSS, Inc.
filed 2019-11-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 14, 2019              17,559,057

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended September 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	September 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash and cash equivalents	$5,922	$6,178
Contract and other receivables, net	856	727
Costs and estimated earnings in excess of billings on uncompleted contracts	406	154
Inventories, net	1,185	108
Prepaid expenses and other current assets	156	266
Total current assets	8,525	7,433
Property and equipment, net	515	390
Lease right-of-use asset	1,620	-
Goodwill	780	780
Intangible assets, net	330	398
Other assets	109	109
Total assets	$11,879	$9,110

Current Liabilities:
Accounts payable and accrued expenses	$3,207	$2,390
Deferred revenues	2,423	2,181
Current portion of lease liabilities	621	-
Total current liabilities	6,251	4,571
Long-term borrowings	1,978	1,838
Non-current portion of lease liabilities	1,125	-
Deferred revenues – non-current portion	117	112
Other liabilities	-	108
Total liabilities	9,471	6,629

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2019 and December 31, 2018; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2019 and December 31, 2018; 18,500 and 17,520 issued; 17,541 and 16,743 outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	69,544	69,241
Treasury stock 959 and 777 shares at cost at September 30, 2019 and December 31, 2018	(1,698)	(1,542)
Accumulated deficit	(65,440)	(65,220)
Total stockholders' equity	2,408	2,481
Total liabilities and stockholders’ equity	$11,879	$9,110

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Results of Operations:
Revenue	$4,176	$6,371	$12,375	$16,587
Cost of revenue	2,679	3,855	7,790	10,140
Gross profit	1,497	2,516	4,585	6,447

Selling, general and administrative expenses	1,425	1,654	4,301	4,747
Depreciation and amortization	84	91	244	297
Total operating costs	1,509	1,745	4,545	5,044
Income (loss) from operations	(12)	771	40	1,403
Other income (expense):
Interest expense, net	(78)	(102)	(238)	(306)
Income (loss) from operations before income taxes	(90)	669	(198)	1,097
Income tax expense	5	17	22	47

Net income (loss)	$(95)	$652	$(220)	$1,050

Basic income (loss) per common share	$(0.01)	$0.04	$(0.01)	$0.06
Diluted income (loss) per common share	$(0.01)	$0.03	$(0.01)	$0.05

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (deficit)

Balance January 1, 2018	16,316	$2	$68,886	769	$(1,536)	$(67,657)	$(305)
Restricted stock cancelled	(30)	-	-	-	-	-	-
Stock-based compensation	-	-	49	-	-	-	49
Net income	-	-	-	-	-	81	81
Balance at March 31, 2018	16,286	$2	$68,935	769	$(1,536)	$(67,576)	$(175)
Stock-based compensation	-	-	66	-	-	-	66
Net income	-	-	-	-	-	317	317
Balance at June 30, 2018	16,286	$2	$69,001	769	$(1,536)	$(67,259)	$208

Stock options exercised	30	-	3	-	-	-	3
Treasury shares repurchased	-	-	-	3	(2)	-	(2)
Stock-based Compensation	-	-	62	-	-	-	62
Net income	-	-	-	-	-	652	652
Balance at September 30, 2018	16,316	$2	$69,066	772	$(1,538)	$(66,607)	$923

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance January 1, 2019	17,520	$2	$69,241	777	$(1,542)	$(65,220)	$2,481
Restricted stock vested	390	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	159	(137)	-	(137)
Stock options exercised	310	-	31	-	-	-	31
Stock-based compensation	-	-	72	-	-	-	72
Net income (loss)	-	-	-	-	-	(31)	(31)
Balance at March 31, 2019	18,220	$2	$69,344	936	$(1,679)	$(65,251)	$2,416
Treasury shares repurchased	-	-	-	20	(16)	-	(16)
Stock options exercised	230	-	23	-	-	-	23
Stock-based compensation	-	-	87	-	-	-	87
Net income (loss)	-	-	-	-	-	(94)	(94)
Balance at June 30, 2019	18,450	$2	$69,454	956	$(1,695)	$(65,345)	$2,416

Treasury shares repurchased	-	-	-	3	(3)	-	(3)
Stock options exercised	50	-	5	-	-	-	5
Stock-based compensation	-	-	85	-	-	-	85
Net income (loss)	-	-	-	-	-	(95)	(95)
Balance at September 30, 2019	18,500	$2	$69,544	959	$(1,698)	$(65,440)	$2,408

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(220)	$1,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	244	297
Non-cash interest	80	75
Amortization of debt discount	60	64
Stock-based compensation	244	177
Changes in operating assets and liabilities:
Contract and other receivables	(129)	(1,630)
Costs and estimated earnings in excess of billings on uncompleted contracts	(252)	(88)
Inventories, net	(1,077)	51
Prepaid expenses and other assets	110	(100)
Right-of-use assets	391	-
Accounts payable and accrued expenses	817	247
Deferred revenues	247	962
Operating lease liabilities	(373)	-
Other liabilities	-	8
Net cash provided by operating activities	142	1,113

Cash Flows from Investing Activities:
Capital expenditures	(301)	(196)
Net cash used in investing activities	(301)	(196)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	59	3
Repurchase of stock	(156)	(2)
Net cash provided by (used in) financing activities	(97)	1
Net increase (decrease) in cash and cash equivalents	(256)	918
Cash and cash equivalents at beginning of period	6,178	2,268
Cash and cash equivalents at end of period	$5,922	$3,186
Supplemental disclosure of cash flow information:
Cash paid for interest	$182	$173
Cash paid for taxes	$63	$49

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT reseller services. Our corporate offices and our integration facility are located in Round Rock, Texas.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of September 30, 2019 and December 31, 2018, our allowance for doubtful accounts was less than $8,000.

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

Reseller services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our reseller services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are resold directly to the original equipment manufacturer (OEM) and other customers, and in these instances, we act as an agent in the transaction and recognize revenue as the amount of any fee or commissions that we expect to be entitled to. Accounts receivable from our reseller activities are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Three-months ended Sept 30,		Nine-months ended Sept 30,
	2019	2018	2019	2018

FACILITIES:
Maintenance revenues	$996	$1,213	$3,148	$3,615
Equipment sales	192	958	420	2,085
Deployment and other services	1,362	2,079	3,913	5,096
Total facilities revenues	$2,550	$4,250	$7,481	$10,796

SYSTEMS INTEGRATION:
Integration services	$1,486	$2,121	$4,754	$5,791
Reseller services	140	-	140	-
Total Systems Integration revenues	$1,626	$2,121	$4,894	$5,791

TOTAL REVENUES	$4,176	$6,371	$12,375	$16,587

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of September 30, 2019, deferred revenue of $2,423,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $117,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and two years.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customers accounted for a significant percentage of our revenues for the periods shown:

	Three months ended Sept. 30,		Nine Months Ended Sept. 30,
	2019	2018	2019	2018

US-based IT OEM	93%	66%	91%	69%
US-based IT services company	-%	13%	-%	8%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 69% and 75% of our accounts receivable at September 30, 2019 and December 31, 2018, respectively. A US-based electrical equipment supplier represented 12% of our accounts receivable at September 30, 2019. No other customer represented more than 10% of our accounts receivable at September 30, 2019 or at December 31, 2018.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	September 30, 2019	December 31, 2018
Contract and other receivables	$864	$735
Allowance for doubtful accounts	(8)	(8)
Contracts and other receivables, net	$856	$727

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	September 30, 2019	December 31, 2018
Raw materials	$155	$110
Reseller inventories	1,032	-
Reserve	(2)	(2)
Inventories, net	$1,185	$108

Goodwill and Intangible Assets, net

Goodwill and Intangible Assets, net consisted of the following (in ‘000’s):

	September 30, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(576)	$906	$(508)
Acquired software	$234	$(234)	$234	$(234)

We recognized amortization expense related to intangibles of approximately $22,000 and $24,000 for the three-month periods ended September 30, 2019 and 2018, respectively. We recognized amortization expense related to intangibles of approximately $68,000 and $91,000 for the nine-month periods ended September 30, 2019 and 2018, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2018 as part of our annual testing for impairment and concluded that there was no impairment. There were no identified triggering events or circumstances that occurred during the three and nine-months period ended September 30, 2019 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful			September 30,	December 31,
	Lives (in years)			2019	2018
Trade equipment		5		$105	$102
Leasehold improvements	2	–	5	393	250
Furniture and fixtures		7		16	16
Computer equipment and software		3		1,754	1,599
				2,268	1,967
Less accumulated depreciation				(1,753)	(1,577)
Property and equipment, net				$515	$390

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $62,000 and $65,000 for the three-month periods ended September 30, 2019 and 2018, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $176,000 and $206,000 for the nine-month periods ended September 30, 2019 and 2018, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	September 30, 2019	December 31, 2018
Accounts payable	$1,981	$944
Accrued expenses	912	566
Compensation, benefits & related taxes	301	856
Other accrued expenses	13	24
Total accounts payable and accrued expenses	$3,207	$2,390

Note 3 – Long term borrowings

Long-term borrowings consisted of the following (in ’000’s):

	September 30, 2019	December 31, 2018
Notes Payable due July 2022	$1,995	$1,995
Accrued interest – long term	228	148
Less unamortized discount and debt issuance costs	(245)	(305)
	1,978	1,838
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$1,978	$1,838

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

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. We can prepay the loan at any time, subject to a prepayment fee of 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended September 30, 2019 and 2018, respectively, for this warrant. Approximately $14,000 was amortized during each of the nine-month periods ended September 30, 2019 and 2018, respectively.

On July 19, 2017, we borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time, subject to a prepayment fee of 1% if the prepayment is made between July 20, 2019 and July 19, 2020.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended September 30, 2019 and 2018, respectively. Approximately $15,000 was amortized during each of the nine-month periods ended September 30, 2019 and 2018, respectively.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during each of the three-month periods ended September 30, 2019 and 2018, respectively, and approximately $30,000 was amortized during each of the nine-month periods ended September 30, 2019 and 2018, respectively.

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

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of 80% of eligible accounts receivables, subject to customary exclusions and limitations. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 5.04% at September 30, 2019). Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused credit facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2020.

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

There were no amounts outstanding under this credit facility at September 30, 2019. We were in compliance with all financial covenants at September 30, 2019 except for the minimum interest coverage ratio and the bank has waived this requirement for the third quarter of 2019. We anticipate being in compliance with all covenants in the fourth quarter of 2019. The maximum amount we were eligible to borrow at September 30, 2019 was approximately $137,000.

Note 5 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 3 years. As of September 30, 2019, we have not entered into any lease arrangement classified as a finance lease.

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

	Three months ended Sept. 30, 2019	Nine months ended Sept. 30, 2019
Lease expense
Operating lease cost	$181	542
Variable lease cost	-	-
Sublease income	(16)	(48)
Total operating lease cost	165	494

Operating Lease – operating cash flows	(148)	(391)
New right-of-use assets – operating leases	2	40
Weighted average remaining lease term – Operating leases (in months)	30	32
Weighted average discount rate – Operating leases	12.0%	12.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in ’000’s):

Sept. 30, 2019
2019	$197
2020	803
2021	823
2022	209
2023	5
Thereafter	-
Total minimum future lease payments	2,037
Less imputed interest	(291)
Total	$1,746

Reported as of September 30, 2019
Current lease liability	$621
Lease liability – non-current	1,125
$1,746

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for income from continuing operations. In the table below, income (loss) represents the numerator and shares represents the denominator (in thousands except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(95)	$652	$(220)	$1,050
Denominator:
Weighted-average shares of common stock outstanding	17,506	16,288	17,363	16,178

Basic net income (loss) per share	$(0.01)	$0.04	$(0.01)	$0.06

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(95)	$652	$(220)	$1,050
Less interest expense on convertible debt	-	-	-	-
	$(95)	$652	$(220)	$1,050
Denominator:
Weighted-average shares of common stock outstanding	17,506	16,288	17,363	16,178
Dilutive options and warrants outstanding	-	3,277	-	3,029
Effect of conversion of convertible notes	-	-	-	-
Number of shares used in diluted per-share computation	17,506	19,565	17,363	19,207

Diluted net income (loss) per share	$(0.01)	$0.03	$(0.01)	$0.05

For the three-month period ended September 30, 2019 potentially dilutive shares of 3,251,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

For the nine-month period ended September 30, 2019 potentially dilutive shares of 3,325,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 7 – Related Party Transactions

We have $945,000 principal outstanding at September 30, 2019 in promissory notes payable to MHW, net of remaining discount of $51,000. Per the terms of the notes, we paid interest of approximately $ 32,000 and $30,000 during the three-month periods ended September 30, 2019 and 2018, respectively, and we paid interest of $95,000 and $89,000 during the nine-month periods ended September 30, 2019 and 2018, respectively. We have $650,000 principal outstanding at September 30, 2019 in promissory notes payable to MHW Partners, net of remaining discount of $54,000. Per the terms of the notes, we paid interest of $22,000 and $21,000 during the three-month periods ended September 30, 2019 and 2018, respectively, and we paid interest of $65,000 and $61,000 during the nine-month periods ended September 30, 2019 and 2018, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and nine -month periods ended June 30, 2019 and 2018 and other segment-related information is as follows (in ’000’s):

	Three Month Periods		Nine Month Periods
	ended Sept 30,		ended Sept 30,
	2019	2018	2019	2018

Revenues:

Facilities	$2,550	$4,250	$7,481	$10,796
Systems integration services	1,626	2,121	4,894	5,791
Total revenues	$4,176	$6,371	$12,375	$16,587

Income (loss) from operations:
Facilities	475	$957	$1,499	$2,320
Systems integration services	(487)	(186)	(1,459)	(917)
Total income (loss) from operations	$(12)	$771	40	$1,403

Depreciation expense:
Facilities	$13	$7	$57	$23
Systems integration services	47	58	119	178
Consolidated depreciation expense	$60	$65	$176	$201

Interest expense
Facilities	$59	$65	$183	$194
Systems integration services	47	37	147	112
Consolidated interest expense	$106	$102	$330	$306

	Sept 30, 2019	Dec. 31, 2018
Total Assets
Facilities	$1,135	$1,063
System integration services	2,864	1,514
Other consolidated activities	7,880	6,533
Total consolidated assets	$11,879	$9,110

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

Overview

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT reseller services. Our headquarters and our integration facility are located in Round Rock, Texas.

Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment and more efficient data center design and operation, resulting in continued growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under ‘‘Master Service Agreements’’, and the loss of such customers would have a material negative effect on our results.

In 2016 we made the decision to focus our business on the modular data center area and to concentrate our activities around our systems integration and facilities maintenance businesses. We also developed and expanded our rack integration services to increase the utilization of our systems integration facility and to insulate us from the variable timing of modular data center orders. This simplification of our business and the focus towards the modular data center market has increased our customer concentration and concentrated the markets in which we compete.

RESULTS OF OPERATIONS

Revenue

Revenue consists of fees earned from the planning, design and project management for mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services for these facilities. We also earn revenue from providing system configuration and integration services, including reseller services, to IT equipment vendors. Currently we derive all our revenue from the U.S. market.

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

Revenues for the three-month period ended September 30, 2019 decreased by $2.2 million, or 34% compared to the same period in 2018. Our 2018 revenue included $1.8 million from our critical power and cooling business that we sold in the fourth quarter of 2018. Our facilities segment (which included our critical power and cooling business) had a $1.6 million or 37% decrease in revenue compared to 2018 driven primarily by the sale of that business. Our remaining facilities business increased by 9% compared to the third quarter of 2018 due to a higher level of modular data center deployments. Our systems integration business revenues decreased by $0.6 million or 30% compared to the third quarter of 2018 due to lower modular data center fit outs and lower rack services revenue. During the third quarter of 2019 we began providing reseller services for our OEM customers and included in our systems integration revenues was $140,000 of such services. For the nine-month period ended September 30, 2019, our revenue of $12.4 million was $4.22 million or 25% lower than the $16.6 million we recorded in 2018. $3.4 million of this decrease is attributable to the critical power and cooling business that we disposed of in the fourth quarter of 2018. Our remaining business revenues were $0.8 million or 11% lower than the comparable period of 2018.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 64% for the three-month period ended September 30, 2019 compared to 61% for the same period in 2018 and 59% in the second quarter of 2019. This increase from 2018 reflects lower margins on our product maintenance business offset because of a higher proportion of module deployments, and by costs attributable to lower utilization of our systems integration facility. For the nine-month period ended September 30, 2019 our cost of revenue as a percentage of revenue was 63%, compared to 61% in the comparable period in 2018.

Since we earn higher profits on our own labor services, we expect gross margins to improve when our labor services mix increases relative to the use of subcontracted labor or third-party labor. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead improves our overall profitability by increasing income, broadening our revenue base and generating a favorable return on invested capital. As we increase the level of IT reseller services in the future, we anticipate that our overall gross margin will decrease as the normal margins on reseller activities are lower than the margins from our traditional facilities and systems integration services.

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

Gross Profit

Our gross profit margin for the three-month period ended September 30, 2019 was 36% compared to a gross profit margin of 39% in the third quarter of 2018 and a gross profit margin of 41% in the second quarter of 2019. For the nine-month period ended September 30, 2019 our gross profit margin was 37% compared to a gross profit margin of 39% for the same period in 2018. This decrease in margin during the third quarter of 2019 compared to the same period of 2018 was primarily attributable to higher costs and a higher proportion of modular data center deployment projects in 2019 compared to the previous year. With lower revenue compared to 2018 and lower margins, our level of gross profit decreased by $1 million or 41% to $1.5 million for the quarter, compared to a gross profit of $2.5 million in the third quarter of 2018. $752,000 of this decrease is attributable to the critical power and cooling business that we disposed of in the fourth quarter of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended September 30, 2019, our selling, general and administrative expenses decreased by $229,000 or 14% compared to the same period of 2018. This decrease was due to lower headcount related costs following the sale of our critical power and cooling business in the fourth quarter of 2018. For the nine-month period ended September 30, 2019, our selling, general and administrative expenses decreased by $446,000 or 9% compared to the same period of 2018, primarily as a result of elimination of expenses of our critical power and cooling business that was sold in the fourth quarter of 2018.

Operating income

For the three-month period ended September 30, 2019, we recorded an operating loss of $12,000. This compares to an operating profit of $771,000 that we had in the in the third quarter of 2018 that was inclusive of $552,000 of profit generated by our critical power and cooling business that we sold at the end of 2018. For the nine-month period ended September 30, 2019, we recorded an operating profit of $40,000. This compares to an operating profit of $1.4 million that we had in the comparable period of 2018 that was inclusive of $875,000 of profit generated by our critical power and cooling business that we sold at the end of 2018.

Net income

After income taxes we recorded a net loss of $95,000 or ($0.01) per share for the three-month period ended September 30, 2019. This compared to net income of $652,000 or $0.04 per share for the same period in 2018. For the nine-month period ended September 30, 2019 we recorded a net loss of $220,000 or ($0.01) per share, compared to net income of $1,050,000 or $0.06 per share for the same period in 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2019 are our cash and cash equivalents on hand, funds available under our bank credit facility and projected cash flows from operating activities.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated particularly as we increase our level of reseller services. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2019 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

The disposal of multiple business units since 2016 has resulted in fluctuations in our reported results and has provided additional liquidity to our business. Despite reporting lower levels of revenue, we have been able to improve and sustain higher margins and operating profits since 2016 which has allowed us to strengthen our balance sheet and allowed us to eliminate our deficits in working capital and stockholder’s equity during 2018. In December 2018 we entered a 2-year, $1.5 million, receivables-based revolving line of credit with Texas Capital Bank, NA to provide us additional liquidity and financial flexibility for managing our working capital and business. We remain open to further funding to finance growth in our business including our expanding reseller activities, to finance potential acquisitions or to further improve our liquidity position, however there can be no guarantee that such financing will be available to us or that we will complete any such financing.

As at September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $5.9 million and $6.2 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities for the nine-month period ended September 30, 2019 was $142,000 compared to cash provided by operating activities of $1.1 million for the nine-month period ended September 30, 2018. This change was attributable to lower levels of profitability and the timing of invoicing on maintenance contracts and a higher level of payments related to modular data center deployment projects compared to the previous period. As we ramp up our level of reseller services for the fourth quarter of 2019, we have made investments of $1 million in inventory during the third quarter, with a corresponding increase in our level of accounts payable. Fluctuations in the amount of reseller services may potentially cause large changes in our level of working capital needed to operate the business moving forward.

Investing activities:

Cash used in investing activities was $301,000 in the nine-month period ended September 30, 2019 for the purchases of property and equipment. This compares to cash used in 2018 of $196,000 for purchases of property and equipment.

Financing activities:

Cash used in financing activities was $97,000 for the nine-month period ended September 30, 2019, which reflects $59,000 in proceeds received from the exercise of employee stock options and $156,000 used in the purchase of stock related to tax obligations around option exercises and vesting of restricted shares. In 2018 there was $3,000 received from the exercise of employee stock options and $2,000 used in the purchase of stock related to tax obligations around the option exercises.

Future uses of cash

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our bank credit facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There is no guarantee, however, that such capital would be available on terms acceptable to us.

Off-Balance Sheet Arrangements

As at September 30, 2019 we had no off -balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three month and nine-month periods ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Monthly Period During the Quarter Ended September 30, 2019	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jul. 1, 2019 - Jul. 31, 2019	-	$-	-	-
Aug.1, 2019 – Aug. 31, 2019	3,297	$0.91
Sept. 1, 2019 – Sept. 30, 2019	-	$-	-	-
Total	3,297	$0.91

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

TSS, INC.

Date: November 14, 2019	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)