Form 10-K
period 2019-12-31
TSS, Inc.
filed 2020-03-24
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of June 30, 2019, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $9,830,711. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock, but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 24, 2020: 17,841,783

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2019 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

PART I.

Item 1.   Business

Company Overview

TSS, Inc. is a provider of comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single-source solution for enabling technologies in data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, system installations, facilities management and IT reseller services.

We were incorporated in Delaware in December 2004. Our headquarters and integration facility are located in Round Rock, Texas.

Our business is concentrated on the data center infrastructure and services market. This market remains highly competitive as commerce continues to move to cloud-based solutions and as data storage and compute requirements escalate exponentially driven by video, mobility, edge computing and big data requirements. These underlying macroeconomic trends are driving demand for more information technology equipment, and more efficient data center design and operations, resulting in continued overall growth in this market. We compete in large growing market segments, often against larger competitors who have greater resources. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of any such customers could have a material negative effect on our results.

In 2016 we made the decision to focus our business on cloud IT infrastructure with emphasis on the modular data center area, and to concentrate our activities around our systems integration and facilities maintenance businesses. We also developed and expanded our rack integration, imaging and logistic services to increase the overall utilization of our systems integration facility and to insulate us from the variable timing of modular data center orders. This simplification of our business and the focus towards the modular data center market has increased our customer concentration and concentrated the markets in which we compete.

During 2019 we began providing reseller services to our clients. Previously almost all inventory used in our systems integration business was consigned to us by our original equipment manufacturer (OEM) and end-user customers. We now offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are resold directly to the OEM and other customers. The reseller services allow us to develop direct relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects while broadening our revenue and customer base. These services also allow our customers to market and provide integrated solutions directly to their end-user customers, thereby increasing their revenues and profits.

Service Offerings

We have developed a unique set of solution offerings whereby we provide a range of services that enable our customers and partners to more efficiently plan, develop, deploy and maintain data centers and their related assets along with end user systems. These solutions begin with strategies for the care of information technology assets that are being housed in the facility or modular data centers, including power, cooling and heat rejection, as well as disaster recovery backup systems. Our operating expenses are not exclusively aligned to each service offering, as shared resources such as sales, marketing and general and administrative expenses support all services. Our solutions involve all aspects of the life cycle of both traditional and modular data centers and their related assets and are described in more detail below.

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

Our strategy is intended to increase the amount of recurring revenues we generate from our existing customers, IT equipment partners, and major systems integrators. Our mission critical facilities experience and skills position us as a trusted advisor to our customers and allow us to work on new opportunities as our customers grow or as their facilities mature, and as partners introduce us to new client opportunities.

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

Our facilities maintenance service contracts are typically one to three years in duration with cancellation clauses for nonperformance and are typically billed annually in advance. Our service contracts take different forms including fixed-price equipment maintenance with optional comprehensive warranty to fix failures in key components such as uninterruptible power supplies or batteries, ticket-based service provided at contracted rates in a master service agreement, comprehensive facility services agreements that include on site staffing, scheduled equipment maintenance and nontechnical facility services, and direct job-specific contracts for additional moves, add, refresh, refurbishment and change work within a facility.

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

Systems Integration Services:

To assist our customers with IT-equipment deployment in their data centers we provide what we call “systems integration” services. We provide integrated technology services and software tools designed to accelerate the delivery of complex information technology solutions. These services include custom configuration of a broad scope of information technology products including client products, enterprise products, clusters and modular containers. The integration of this equipment at both a rack-level or modular data center level is performed to our customer specifications and test criteria and may include imaging of software onto the hardware as well. We are generally not responsible for the performance of the related equipment in the field. In addition, we provide warehousing of high value equipment such as servers, switches and other information technology hardware that are generally provided on a consignment basis to us to by our OEM and end-user customers.

In 2019 we began offering our customers reseller services where we will procure and resell the information technology hardware, software or professional services on behalf of our customers. We then use this hardware, software or services in our integration facility as we integrate these components to deliver a completed system to our customer. These services enable highly customizable solutions for our OEM and end-user customers and enable us to generate larger revenues and profits while expanding our customer base.

Customers

Our customers include IT OEM equipment, technology and service companies, and private sector businesses that in some cases are the end users of the facility or in other cases are providing a facility to a government or commercial end user.

One customer comprised 96% of our revenue in the year ended December 31, 2019 and three customers comprised 80% of our revenue for the year ended December 31, 2018.

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

Maintaining key alliances is also crucial to sales development and growth and often provides us with introductions to the customers of our alliance partners. These alliances reside with various information technology consulting firms, specialty mission-critical engineering firms, application service providers and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, information technology system integrators and firmware providers. We have key strategic alliances with large information technology corporations to provide engineering, design, construction management services, systems integration, modular solutions and facility management services. As we expand our reseller services, we are also establishing alliances with new hardware and software providers who operate in the IT infrastructure market.

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

Because of the breadth of services that we provide, we face many different competitors some of which are our customers or vendors. We believe that, while we face large and small competitors across the spectrum of our service offerings, we are uniquely positioned to provide services to IT and facilities across both modular and traditional data center markets. We believe by providing a single source solution focused in the data center market allows us to meet our customer’s requirements cost effectively.

Employees

At December 31, 2019, we had 65 full-time employees. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

The coronavirus disease has been declared a pandemic by the World Health Organization and may adversely affect our business operations and financial condition.

In March 2020 the World Health Organization declared the coronavirus disease COVID-19 a global pandemic. This highly contagious disease originated in China and has now spread to most of the world, affecting workforces, customers, economies and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. As governments and private sectors response to this evolving threat, their actions and restrictions they may impose could adversely impact our business operations. Interruptions to global supply chains in the IT industry may impact the ability of customers to deliver product to us for us to provide integration services, and restrictions on travel may impact our ability to provide services to our customers at their locations. The spread of the virus into our workforce could result in us having to temporarily disable our facilities preventing us from generating revenue. Similarly, if our customers or suppliers experience adverse business consequences due to COVID-19 or any other pandemic, demand for our services could also be materially adversely affected in a rapid manner. The magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19 cannot be estimated at this time. Should any of these potential impacts continue for an extended period of time, the impact on our  business could have a material adverse effect on our results of operations and our cash flows.

We derive a significant portion of our revenues from one customer.

We currently derive and believe that we will continue to derive in the near term a significant portion of our revenues from one OEM customer. We provide a range of different services and generate revenue from multiple business units and divisions of this OEM customer. To the extent that any significant business unit or division of this OEM customer uses less of our services or terminates its relationship with us, our revenues would decline significantly, which would have a material adverse effect on our financial condition and the results of our operations.  Revenues from this OEM customer comprised 96% and 66% of our total revenues for the years ended December 31, 2019 and 2018, respectively.

We are attempting to diversify our customer base but there is no guarantee that we will be successful in doing so.

After the sale of certain components of our business in 2018 and 2017, our customer concentration increased and revenue from our three largest customers comprised 98% and 80% of our total revenues for the years ended December 31, 2019 and 2018, respectively. We are adding new revenue streams such as our reseller services that we began offering in 2019 and targeting other vendors in the data center infrastructure market including Value Added Resellers and systems integrators who have the need for IT integration services. We are also targeting other vendors in the modular data center market to leverage our expertise and capabilities in this marketplace. While we believe our efforts will allow us to broaden our customer base and reduce our customer concentration, there can be no guarantee that we will be successful at these endeavors, or of the time that it will take for these efforts to be successful.

We sold a profitable business unit in 2018. Unless we increase revenues and profits from our remaining business offerings, add new sources of revenue or acquire another line of business, our level of profitability may decrease.

In December 2018, we sold the assets of our electrical and cooling equipment and installation business for $2.5 million. This business contributed $1,239,000 towards our 2018 operating income. Unless we are able to increase the revenues and profitability of our existing facilities and systems integration businesses, add new sources of revenue or acquire other businesses to replace the profit contribution of this sold business unit, our overall level of profitability will decrease. Although we achieved positive net income in 2018 and 2019, our overall profit decreased as we did not replace the operating profits from the disposed business. If we are unable to replace the profits from this disposed business, our overall profit margins will stay at a lower level than what we achieved in 2018.

We only recently began providing reseller services and the level of this business may fluctuate significantly on a quarterly basis and require additional working capital in order to grow.

We began providing reseller services to our customers in September 2019. We do not yet have a history of stable and ongoing contracts with customers for our reseller services and as a result we may experience material fluctuations in quarterly revenues from these services, which could have a material impact on our revenues and profits. Further, depending on the size of the reseller contracts, we may be required to procure material amounts of hardware, software and professional services from third parties and there can be no guarantee that our existing sources of liquidity or available trade finance will be sufficient to enable us to finance these transactions.

As the age of modular data centers increases and customers look to shut or replace such units, our recurring maintenance revenues could be negatively impacted, and this could adversely affect our operating results.

Modular Data Centers (MDC’s) typically have an expected useful life between 5-8 years unless refreshed with new IT equipment. As they approach the end of their expected life, we would expect customers to terminate the annual maintenance contracts for those MDC’s which would cause the level of maintenance revenues and our profitability to be negatively impacted unless the units are immediately replaced. Our history suggests that customers will replace MDC’s with new modules that will also be subject to an annual maintenance contract. However the time period between these two events could result in an overall decrease in our level of maintenance revenues and our overall level of revenue in our facilities business.

We have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our consolidated balance sheet and book an impairment charge in our consolidated statement of operations. During each of the years ended December 31, 2019 and 2018, we conducted such analyses that resulted in no impairment. During 2018 we wrote off $1.1 million of goodwill and $0.1 million of other finite-lived intangible assets that were attributable to the business component that we sold in 2018. The net carrying value of goodwill and other indefinite lived intangibles totaled $0.8 million at December 31, 2019 and 2018, and the net carrying value of finite lived intangible assets totaled $0.3 million and $0.4 million at December 31, 2019 and 2018.

We may be unable to raise additional capital if and when needed.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our bank credit facility. Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2020 and beyond or significantly affect our level of liquidity. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations. Failure to raise capital when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

We use subcontractors to perform many portions of our services and to manage workflow. In some cases, we pay our subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay, or delay paying us for the related work, we could experience a decrease in profitability and liquidity.

The industries we serve have experienced and may continue to experience rapid technological, structural and competitive changes that could reduce the need for our services and adversely affect our revenues.

The mission-critical information technology industry is characterized by rapid technological change, intense competition and changing consumer and data center needs. We generate a significant portion of our revenues from customers in the mission-critical information technology industry. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services and adversely affect our revenues and profitability. Improvements in existing technology may allow companies to improve their networks without physically upgrading them. Reduced demand for our services or a loss of a significant customer or end-user could adversely affect our results of operations, cash flows and liquidity.

We may be unable to hire and retain sufficient qualified personnel and the loss of any of our key executive officers may adversely affect our business.

We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Our business involves the development of tailored solutions for customers, a process that relies heavily upon the expertise and services of employees. Accordingly, our employees are one of our most valuable resources. Competition for skilled personnel is intense in our industry. Recruiting and training these personnel require substantial resources particularly when seeking qualified staff in remote locations where a number of our customers operate their data centers. Our failure to attract and retain qualified personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and constrain our future growth.

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

We are reliant upon a number of third party and internally-developed software programs to operate our business. We store and transmit our own as well as customer information and data, including individual data of and about their end-user customers. Maintaining the security and availability of our services, network and internal IT systems and the security of information we hold is a critical issue for us and our customers. Any software failure or corruption, including cyber-based attacks or network security breaches, could lead to the dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, customers and end-user customers, could threaten our ability to provide services to our customers, generate negative publicity about us, result in litigation and increased legal liability or costs or lead to government inquiry or oversight. The occurrence of any of these events could harm our business or damage our brand and reputation, lead to loss of customers, higher expenses and possibly impede our present and future success in retaining and attracting new customers.

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

Our officers, directors or their affiliates beneficially own approximately 7.9 million shares of common stock or approximately 36% of our outstanding common shares as of March 24, 2020. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2019 and 2018 as reported by the OTC Markets Group:

	2019		2018
	Low	High	Low	High

First Quarter	$0.65	$1.05	$0.31	$0.65
Second Quarter	0.65	0.91	0.37	0.53
Third Quarter	0.65	0.98	0.41	0.85
Fourth Quarter	0.74	1.57	0.54	1.09

As of March 24, 2020, there were 55 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners.

We did not pay dividends on our outstanding stock during the years ended December 31, 2019 and 2018. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2019 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,674,000	$0.27	1,752,708
Equity compensation plans not approved by security holders	-	-	None
Total	1,674,000	$0.27	1,752,708

The following table provides information with respect to shares of our common stock that were acquired by the Company during the fourth quarter of 2019.

Monthly Period During the Quarter Ended December 31, 2019	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2019 - Oct. 31, 2019	3,038	$0.79	-	-
Nov.1, 2019 – Nov. 30, 2019	-	$-
Dec. 1, 2019 – Dec. 31, 2019	-	$-	-	-
Total	3,038	$0.79

(a)	All of these shares were acquired from associates to satisfy tax withholding or purchase price requirements upon the exercise of stock option grants.

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

Overview

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, system installations, facilities management and IT reseller services. Our headquarters and integration facility are located in Round Rock, Texas

 Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment, more efficient data center design and operation, resulting in continued overall growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of such customers could have a material negative effect on our results.

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

During 2019 we began providing reseller services to our clients. Previously almost all inventory used in our systems integration business was consigned to us by our original equipment manufacturer (OEM) and end-user customers. We now offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are resold directly to the OEM and other customers. The reseller services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

Our total revenue in 2019 was $32.8 million, a $10.4 million or 47% increase from our 2018 revenues of $22.3 million. This growth was driven by $17.1 million of revenue from our reseller business that we commenced in 2019. Our 2018 revenue included $4.6 million from our critical power and cooling business that we sold at the end of 2018 and $1.4 million from construction management services that we also ceased performing in 2018. Our remaining core businesses were both impacted by customer delays in modular data center deployments and replacement of older modules in the second half of 2019, and a decrease in rack integration services from our OEM partner that saw our systems integration revenues decrease 11% compared to 2018.

Our gross profits decreased by $1.9 million or 22% in 2019, reflecting a decrease in our gross profit margins from 38% in 2018 to 20% in 2019. The critical power and cooling and construction management services businesses contributed $2.2 million of our 2018 gross profit. The primary cause of the decrease in 2019 gross profit margin was the introduction of our reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. Absent this business in 2019, the margins on our core integration and maintenance operations decreased from 39% in 2018 to 38% in 2019, mainly due to fluctuating volumes in our systems integration facility that prevented us from optimizing the utilization of this facility throughout the year. The decrease in gross profit from these businesses was offset by the actual gross profits realized from our reseller activities that we commenced in the second half of 2019.

Our operating expenses of $5.7 million were 10% lower than the $6.4 million we recorded in 2018. The majority of this decrease is due to the $0.5 million in operating expenses that we recorded in 2018 from our critical power and cooling business that we sold at the end of 2018.

Our operating profit of $480,000 in 2019 was down $2.4 million or 83% from the $2.9 million recorded in 2018. Included in the 2018 operating profits were operating profits of $1.7 million from the construction management and power and cooling businesses and a gain of $1.1 million from the sale of the critical power and cooling solutions business.

The proceeds received from the sale of the critical power and cooling business at the end of 2018 helped improve the overall liquidity of our business. This gave us the financial flexibility needed to begin to offer reseller services to our customers. We did see large increases in receivables, inventories and payables in 2019 as we managed reseller transactions for our customers, and we were able to generate $3 million in cash from operating activities in 2019 from operating profits and as we managed the cash flows of the reseller business. We ended 2019 with $8.7 million in cash on hand, up $2.5 million from the balance at the end of 2018. We also entered a new $1.5 million bank revolving line of credit facility in December 2018 to provide more financial flexibility to us as we manage our working capital requirements and to ensure that we have the necessary financial resources to execute on our business strategy.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2019 and 2018, our allowance for doubtful accounts was $8,000.

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

Reseller services

We generate revenues from fees we charge customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our reseller services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are resold directly to the original equipment manufacturer (OEM) and other customers, and in these instances, we act as an agent in the transaction and recognize revenue as the amount of any fee or commissions that we expect to be entitled to. Accounts receivable from our reseller activities are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

	Year ended December 31,
	2019	2018
FACILITIES:
Maintenance revenues	$4,148	$4,851
Equipment sales	545	2,860
Deployment and other services	4,564	7,475
Total facilities revenues	$9,257	$15,186

SYSTEMS INTEGRATION:
Integration services	$6,382	$7,149
Reseller services	17,140	-
Total systems integration revenues	23,522	7,149
TOTAL REVENUES	$32,779	$22,335

Remaining Performance Obligations

As part of our adoption of ASU 2014-09, we have elected to use a practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when we expect to recognize such revenue, for all periods prior to the date of initial application of the standard.

As of December 31, 2019, current deferred revenue of $2,104,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $114,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

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

We perform an impairment test of goodwill on an annual basis with a measurement date of December 31, or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred.  As part of the annual impairment test, we first have the option to make a qualitative assessment of goodwill for impairment.  If we are able to determine through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For those reporting units for which the qualitative assessment is either not performed or indicates that further testing may be necessary, we then assess goodwill for impairment using a two-step process.  The first step requires comparing the fair value of the reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

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

We use the Black-Scholes option valuation model to value employee stock awards that are not performance- based awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method. For performance-based stock awards we use third-party valuation specialists and a Monte-Carlo simulation model to ascertain the fair value of the award at grant date.

Results of Operations

Comparison of 2019 to 2018

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

Our total revenue in 2019 was $32.8 million, a $10.4 million or 47% increase from our 2018 revenues of $22.3 million. This growth was driven by $17.1 million of revenue from our reseller business that we commenced in 2019. Our 2018 revenue included $4.6 million from our critical power and cooling business that we sold at the end of 2018 and $1.4 million from construction management services that we also ceased performing in 2018. Our remaining core businesses were both impacted by customer delays in modular data center deployments and replacement of older modules in the second half of 2019, and a decrease in rack integration services from our OEM partner that saw our systems integration revenues decrease 11% compared to 2018.

The volume and timing of revenues from our recently introduced reseller services is not yet established and we anticipate that they could fluctuate significantly over the next year or beyond. This will potentially result in material fluctuations in our quarterly levels of revenue and profits. We believe that we will reduce our customer concentration as these activities increase, and that revenues from our core integration and maintenance businesses will continue to increase as we add new customers and capabilities.

Cost of revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 80% for the year ended December 31, 2019 compared to 62% for 2018. This increase in costs from 2018 reflects the introduction of our reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. As the percentage of revenues derived from reseller services increases, we would anticipate that cost of revenue as a percentage of sale will increase. The profit margin from our maintenance and integration services decreased by 1% from 2019 on lower revenue levels.

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

Gross Profit

Our gross profit margin for the year ended December 31, 2019 was 20% compared to a gross profit margin of 38% in 2018. This decrease in margin compared to 2018 was primarily attributable to the introduction of our reseller business where we earn much lower margins on product purchase/resell services that we do with our core maintenance and integration services. Our gross profit decreased by $1.9 million or 22% in 2019 to $6.6 million. The critical power and cooling business and our construction management business contributed $2.2 million of our 2018 gross profit. Absent these businesses in 2019, the margins on our integration and maintenance operations decreased from 39% in 2018 to 38% in 2019, mainly due to fluctuating volumes in our systems integration business that reduced the efficiency and optimization of this facility during 2019. The decrease in gross profits from these two service lines was offset by the gross profits realized from our reseller activities that we commenced in the second half of 2019.

Our ability to maintain and to further improve gross profits will depend, in part, upon our ability to continue increasing sales of our higher-margin services including maintenance and integration services, improve our service margins through further pricing and operating efficiency including utilization of our direct labor, and increasing our total revenues to a level that will allow us to increase the utilization of our integration and service operations. Our gross profit margin is likely to fluctuate based on the proportion of our total revenues that comes from our reseller activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2019, our selling, general and administrative expenses of $5.7 million decreased by $0.6 million, or 10%, compared to 2018. The majority of this decrease is due to the $0.5 million in operating expenses that we recorded in 2018 from our critical power and cooling business that we sold at the end of 2018.

Gain on sale of Business Component

In December 2018, we completed the sale of certain identified assets and liabilities connected with our Virginia-based critical power and cooling equipment business. We sold this business component for gross proceeds of $2.5 million. The buyer assumed net assets of $3,000 and $175,000 of the proceeds were held in escrow for a six-month period, resulting in net cash proceeds of $2.325 million in 2018. We wrote off goodwill and identifiable intangible assets of $1.176 million that were directly attributable to the business component sold. Additionally, we incurred approximately $184,000 in legal and other direct costs that would not have been incurred otherwise. As a result, we recorded a gain of approximately $1.14 million from the sale of these assets during our fourth quarter of 2018.

Income tax expense

Due to a history of consolidated net operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2019, our accumulated net operating loss carry forward was $37.1 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Operating income

Our operating profit of $480,000 in 2019 was down $2.4 million or 83% from the $2.9 million recorded in 2018. Included in the 2018 operating profits were operating profits of $1.7 million from the construction management and power and cooling businesses that were sold or discontinued at the end of 2018, and a gain of $1.1 million from the sale of the critical power and cooling solutions business.

Net income

After interest and income taxes, we recorded net income of $0.1 million, or $0.01 per share, for the year ended December 31, 2019. This was a decrease of $2.3 million or 96% from the net income of $2.4 million, or $0.16 per share we recorded for the year ended December 31, 2018. Net income in 2018 included $1.1 million in gain on the sale of the critical power and cooling business and profits of $1.7 million from the construction management and power and cooling businesses.

Comparison of 2018 to 2017

Revenue

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2018, our selling, general and administrative expenses of $6.4 million decreased by $0.1 million, or 1%, compared to 2017. This decrease was due to lower headcount-related costs, and lower professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2019 are our cash and cash equivalents on hand, funds available under our bank credit facility and projected cash flows from operating activities.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2020 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

As of December 31, 2019, and 2018, we had cash and cash equivalents of $8.7 million and $6.2 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities was $3.0 million for the year ended December 31, 2019 compared to cash provided from operating activities of $1.9 million for the year ended December 31, 2018. Continued operating profitability and management of cash flows connected with our reseller services were the primary reason for the increase in operating cash flows. The large size of some of our reseller services has led to an increase in our level of inventories, receivables and payables compared to 2018. We have been able to structure these activities in such a way as to minimize their overall impact on our liquidity, utilizing trade credit as the primary way to finance these activities. We have been able to leverage the increase in trade payables tied to reseller services to finance the growth in inventory and receivables and believe that we will have adequate trade credit to continue to grow this service line in 2020.

Investing activities:

Cash used in investing activities was $0.4 million in 2019 compared to cash provided by investing activities of $1.9 million for the year ended December 31, 2018. In 2019 we invested in changes to our systems integration facility along with purchases of other property and equipment. We also received $175,000 in escrow funds from the sale of our critical power and cooling business in 2018. In 2018 we received cash proceeds of approximately $2.1 million in connection with the sale of our critical power and cooling business in Virginia, offset by purchases of property and equipment of $0.2 million.

Finance activities:

Cash used in financing activities was $0.1 million during the year ended December 31, 2019 compared to cash provided by financing activities of $0.1 million during the year ended December 31, 2018. During 2019 we received proceeds of $62,000 from the exercise of employee stock options which was offset by the repurchase of shares connected with tax obligations from stock option exercises and restricted stock vesting. In 2018 we received proceeds of $0.1 million from the exercise of warrants by holders of our promissory notes.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2020 and beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our bank credit facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce new lines of business or if we seek to acquire additional businesses as a way to increase the scale of our operations.

Off-Balance Sheet Arrangements

During the years ended December 31, 2019 and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes.

New Accounting Pronouncements

Recently Adopted Accounting Guidance

On January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, Topic 842, Leases (ASC 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASC 842 is intended to represent an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, upon adoption, leases that were classified as operating leases under previous GAAP were classified as operating leases under ASC 842, and we recorded an adjustment of $1.96 million to operating lease right-of-use assets and the related lease liability. The lease liability was based on the present value of the remaining lease payments, determined under prior GAAP, discounted using our secured incremental borrowing rate at the effective date of January 1, 2109. As permitted under ASC 842, we elected several practical expedients that permitted us not to reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the right-of-use assets or operating lease liabilities.

Recently Issued Accounting Pronouncements

In December 2019 the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740 in order to reduce the cost and complexity of its application. These changes include eliminations to the exceptions for (1) Intra-period tax allocation, (2) Deferred tax liabilities related to outside basis differences, and (3) Year-to-date losses in interim periods. These changes will be applied on a prospective basis and although the ASU is not effective until fiscal years beginning after December 15, 2020, early adoption is permitted for periods where financial statements have not yet been issued. Adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

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

Board of Directors and Stockholders

TSS, Inc.

Round Rock, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TSS, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements the Company had one customer which accounted for 96% and 66%, respectively, of total revenue for the years ended December 31, 2019 and 2018. Our opinion is not modified with respect to this matter.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2015.

Austin, Texas

March 24, 2020

TSS, Inc.

Consolidated Balance Sheets

 (in ’000 except per-share amounts)

	December 31,
	2019	2018
Current Assets:
Cash and cash equivalents	$8,678	$6,178
Contract and other receivables, net	3,865	727
Costs and estimated earnings in excess of billings on uncompleted contracts	181	154
Inventories, net	1,353	108
Prepaid expenses and other current assets	108	266
Total current assets	14,185	7,433
Property and equipment, net	705	390
Lease right-of-use asset	1,481	-
Goodwill	780	780
Other intangible assets, net	307	398
Other assets	109	109
Total assets	$17,567	$9,110

Current Liabilities:
Accounts payable and accrued expenses	$8,851	$2,390
Deferred revenues	2,104	2,181
Current portion of lease liabilities	645	-
Total current liabilities	11,600	4,571
Long-term borrowings	2,028	1,838
Non-current portion of lease liabilities	956	-
Deferred revenues – noncurrent portion	114	112
Other liabilities	-	108
Total liabilities	14,698	6,629

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, 49,000 shares authorized; 18,524 and 17,520 issued; 17,562 and 16,743 outstanding at December 31, 2019 and 2018, respectively	2	2
Additional paid-in capital	69,661	69,241
Treasury stock 962 and 777 shares at cost at December 31, 2019 and, 2018, respectively	(1,700)	(1,542)
Accumulated deficit	(65,094)	(65,220)
Total stockholders' equity	2,869	2,481
Total liabilities and stockholders’ equity	$17,567	$9,110

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2019	2018

Revenue	$32,779	$22,335
Cost of revenue excluding depreciation and amortization	26,188	13,852
Gross profit	6,591	8,483
Selling, general and administrative expenses	5,741	6,372
Depreciation and amortization	370	385
Gain on sale of business component	-	(1,140)
Operating income	480	2,866
Interest income (expense), net	(313)	(403)
Other income (expense), net	-	-
Income before income tax provision	167	2,463
Income tax provision	41	26
Net income	$126	$2,437

Basic net income per share	$0.01	$0.16
Diluted net income per share	$0.01	$0.13

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in ‘000)

			Additional				Total Stockholders'
	Common Stock		Paid-in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficiency)
Balance at January 1, 2018	16,316	$2	$68,886	769	$(1,536)	$(67,657)	$(305)
Cancellation of restricted stock	(30)	-	-	-	-	-	-
Treasury stock repurchased	-	-	-	8	(6)	-	(6)
Issuance of shares on option exercise	90	-	9	-	-	-	9
Issuance of shares on warrant exercise	1,144	-	105	-	-	-	105
Stock-based compensation	-	-	241	-	--	-	241
Net income for the year	-	-	-	-	-	2,437	2,437
Balance December 31, 2018	17,520	$2	$69,241	777	$(1,542)	$(65,220)	$2,481
Restricted stock vested	390	-	-	-	-	-	-
Treasure stock repurchased	-	-	-	185	(158)	-	(158)
Issuance of shares on option exercise	614		62				62
Stock-based compensation	-	-	358	-	-	-	358
Net income for the year	-	-	-	-	-	126	126
Balance December 31, 2019	18,524	$2	$69,661	962	$(1,700)	$(65,094)	$2,869

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

 (in ’000)

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$126	$2,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	370	385
Stock-based compensation	358	241
Gain on sale of business component	-	(1,140)
Amortization of discount on note payable	82	81
Non-cash interest	108	101
Changes in operating assets and liabilities:
Contracts and other receivables	(3,138)	(478)
Costs and estimated earnings in excess of billings on uncompleted contracts	(27)	(84)
Inventories, net	(1,245)	26
Prepaid expenses and other current assets	(17)	21
Right-of-use assets	530	-
Accounts payable and accrued expenses	6,461	369
Deferred revenues	(75)	(126)
Operating lease liabilities	(518)	-
Other liabilities	-	67
Net cash provided by operating activities	3,015	1,900
Cash Flows from Investing Activities:
Capital expenditures	(594)	(242)
Proceeds from sale of business component	175	2,144
Net cash provided by (used in) investing activities	(419)	1,902
Cash Flows from Financing Activities:
Repurchase of treasury stock	(158)	(6)
Proceeds from issuance of stock	62	114
Net cash provided by (used in) financing activities	(96)	108
Net increase in cash	2,500	3,910
Cash, beginning of period	6,178	2,268
Cash, end of period	$8,678	$6,178
Supplemental disclosure of cash flow information:
Cash paid for interest	$231	$223
Cash paid for taxes	71	57

See accompanying notes to consolidated financial statements.

Note 1      Significant Accounting Policies

Description of Business

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, system installation, facilities management and IT reseller services. Our corporate offices and integration facility are located in Round Rock, Texas.

The preparation of the consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The fair value of the long-term debt is disclosed in Note 3– Long Term Borrowings. The carrying amounts of the other financial instruments approximate their fair value at December 31, 2019 and 2018, due to the short-term nature of these items. See Note 9 – Fair Value Measurements.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2019, and 2018, our allowance for doubtful accounts was $8,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Years ended December 31,
	2019	2018
FACILITIES:
Maintenance revenues	$4,148	$4,851
Equipment sales	545	2,860
Deployment and other services	4,564	7,475
Total facilities revenues	$9,257	$15,186

SYSTEMS INTEGRATION:
Integration services	$6,382	$7,149
Reseller services	17,140	-
Total systems integration revenues	23,522	7,149
TOTAL REVENUES	$32,779	$22,335

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2019, current deferred revenue of approximately $2,104,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining approximately $114,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers and directors.

During the years ended December 31, 2019 and 2018, we incurred approximately $0.4 and $0.2 million, respectively in non-cash compensation expense which was included in selling, general and administrative expenses.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	2019	2018
U.S.-based IT OEM	96%	66%

No other customers represented more than 10% of our revenues for any periods presented. Our U.S. based IT OEM customer represented 96% and 75% of our trade accounts receivable at December 31, 2019 and 2018, respectively. No other customer represented more than 10% of our accounts receivable at December 31, 2019 or at December 31, 2018.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. At December 31, 2018 we did not have cash invested in interest bearing accounts. At December 31, 2019, we had unrestricted cash of $8.4 million in excess of FDIC insured limits.

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

The following table summarizes the changes in our allowance for doubtful accounts (in $’000)

	Year Ended December 31,
	2019	2018
Balance at beginning of year	$8	$8
Additions charged to expense	-	-
Recovery of amounts previously reserved	-	-
Amounts written off	-	-
Balance at end of year	$8	$8

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all purchased inventory. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. Inherent in our estimates of net realizable value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and our results of operations and financial position could be materially affected.

Property and Equipment

Property and equipment are recorded at cost. We provide for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. Depreciation expense is included in operating expenses in the consolidated statements of operations. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

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

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets at December 31, 2019 and 2018 and concluded there was no additional impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2019 or 2018 for our goodwill and other long-lived intangible assets. During the year ended December 31, 2018, we wrote-off goodwill of $1.1 million attributable to the sale of a business component (see Note 6). At December 31, 2019 and 2018, the remaining carrying value of goodwill was $0.8 million.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod tax allocations and interim calculations and include additional guidance in order to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. This new guidance was adopted on January 1, 2020 and the adoption of this ASU did not have a material impact on our consolidated financial statements.

Note 2      Supplemental Balance-sheet Information

 Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	December 31, 2019	December 31, 2018
Contract and other receivables	$3,873	$735
Allowance for doubtful accounts	(8)	(8)
	$3,865	$727

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	December 31, 2019	December 31, 2018
Raw materials	99	110
Reseller inventories	1,258	-
Reserve	(4)	(2)
Inventories, net	$1,353	$108

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	December 31, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(599)	$906	$(508)
Acquired software	$234	$(234)	$234	$(234)

We recognized amortization expense related to intangibles of approximately $91,000 and $115,000 for the years ended December 31, 2019 and 2018, respectively.

Annual amortization expense for the customer relationships is expected to be approximately $91,000 during each year through 2022 and approximately $34,000 in 2023.

Property and equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful			December 31,
	Lives (years)			2019	2018
Trade equipment		5		$105	$102
Leasehold improvements	2	–	5	638	250
Furniture and fixtures		7		16	16
Computer equipment and software		3		1,802	1,599
				2,561	1,967
Less accumulated depreciation				(1,856)	(1,577)
Property and equipment, net				$705	$390

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $0.3 million for each of the years ended December 31, 2019 and 2018.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	December 31,
	2019	2018
Accounts payable	$7,890	$944
Accrued expenses	473	566
Compensation, benefits and related taxes	464	856
Other accrued expenses	24	24
Total accounts payable and accrued expenses	$8,851	$2,390

Note 3      Long-term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	December 31,
	2019	2018
Notes Payable due July, 2022	$1,995	$1,995
Accrued interest – long term	255	148
Less unamortized discount and debt issuance costs	(222)	(305)
	2,028	1838
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$2,028	$1,838

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

In conjunction with entering into the loan agreement with MHW, the Company and MHW also entered into a warrant agreement granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Amortization expense of approximately $19,000 was recorded during each of the years ended December 31, 2019 and 2018 for this warrant.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $20,000 was amortized during each of the years ended December 31, 2019 and 2018.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $40,000 was amortized during each of the years ended December 31, 2019 and 2018.

Future principal repayments on the notes payable as at December 31, 2019 are as follows (in ’000’s):

2020	$-
2021	-
2022	1,995
Total	$1,995

Note 4 - Revolving Line of Credit

On December 31, 2018, we entered into a revolving line of credit (the “credit facility”) with Texas Capital Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”). The obligations under the credit facility are secured by substantially all our assets. Our wholly-owned subsidiaries, Vortech, L.L.C., and VTC, L.L.C. jointly and severally guaranteed our obligations under the credit facility.

The maximum principal amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of 80% of eligible accounts receivables, subject to customary exclusions and limitations. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 4.80% and 5.37% at December 31, 2019 and 2018, respectively). Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2020.

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

There were no amounts outstanding under this credit facility at December 31, 2019 and 2018 and we were in compliance with all financial covenants except for the interest coverage ratio at December 31, 2019 and the bank has waived the requirement for that period. The maximum amount we were eligible to borrow at December 31, 2019 and 2018 was approximately $135,000 and $100,000, respectively.

Note 5 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 4 years. As of December 31, 2019, we have not entered into any lease arrangement classified as a finance lease.

We determine if an arrangement is a lease at inception. Operating leases are included in lease right-of-use assets, current lease liabilities and lease liabilities, non-current, on our consolidated balance sheets. We have elected an accounting policy to not recognize short-term leases (one year or less) on the balance sheet. We also elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, we did not need to reassess whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

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

Year ended Dec. 31, 2019
Lease expense
Operating lease cost	$989
Variable lease cost	-
Sublease income	(64)
Total operating lease cost	925

Operating Lease – operating cash flows	(518)
New right-of-use assets – operating leases	42
Weighted average remaining lease term – Operating leases (in months)	27
Weighted average discount rate – Operating leases	12.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in ‘000’s):

Dec. 31, 2019
2020	$804
2021	823
2022	209
2023	5
Thereafter	-
Total minimum future lease payments	1,841
Less imputed interest	(240)
Total	$1,601
Reported as of December 31, 2019
Current lease liability	$645
Lease liability – non-current	956
$1,601

Note 6 – Sale of Business Component

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

On July 1, 2016 we adopted ASU 2014-08 regarding discontinued operations. As a result, we evaluated the sale of a portion of our facilities maintenance business component in light of this new standard. We concluded that this transaction was not a “material shift” (as defined in ASU 2014-08) for us and therefore, were not considered a discontinued operation. In accordance with ASU 2014-08, the following information is being provided:

	Years Ended December 31,
	2019	2018
Pre-tax profit related to power and cooling business	$-	$1,332

Pro forma impact of disposition of power and cooling business

The following unaudited pro forma combined results of operations are provided for the year ended December 31, 2018 as though this disposition occurred on January 1, 2018.

The unaudited pro forma consolidated statements of operations for the years ended December 31, 2018 reflect the following adjustments:

(1)	Eliminates the revenues and cost of goods sold as if the transaction occurred on January 1, 2018
(2)	Eliminates operating expenses including salary and related costs for employees who transferred as if this transaction occurred on January 1, 2018.

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

Pro forma adjustments related to the unaudited pro forma consolidated statement of operations for the year ended December 31, 2018 were computed assuming the transactions were consummated on January 1, 2018 and include adjustments which give effect to events that are (i) directly attributable to the transaction, (ii) expected to have a continuing effect on the Company, and (iii) factually supportable.

(unaudited, in thousands)	2018
(Pro forma)

Revenue	$17,487
Operating income (loss)	$429
Net income (loss)	$(35)
Basic and diluted net income (loss) per share	$0.00

Note 7 – Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from continuing operations consists of the following (in $’000):

	Year Ended December 31,
	2019	2018
Current:
Federal	$-	$-
State	41	26
Deferred:
Federal	-	-
State	-	-
Total provision for income taxes before valuation allowance	$41	$26
Change in valuation allowance	-	-
Total provision for income taxes	$41	$26

The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$34	$139
Net operating loss carryover	8,407	8,154
Goodwill and other intangibles	817	1,205
Deferred compensation	96	70
Depreciation	17	-
Deferred revenue	24	33
Lease liability	349	-
Other carryovers and credits	2	12
Total deferred tax assets	9,746	9,613

Deferred tax liabilities:
Prepaid expenses	$(7)	$(7)
Depreciation	-	(12)
Right-of-use asset	(323)	-
Total deferred tax liabilities	(330)	(19)
Valuation Allowance	(9,416)	(9,594)
Net deferred tax asset (liability)	$-	$-

At December 31, 2019 and 2018, we had net operating losses (“NOL”) of approximately $37.1 million and $35.1 million, respectively, to offset future taxable income. A portion of the Company's NOL's will begin to expire in 2027.

Utilization of the net operating loss and credit carryforwards may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31,2019, and 2018. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. During 2019, the valuation allowance decreased by approximately $0.2 million due to continuing operations. In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years and have determined that it does not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2016 tax year forward remain open under statutes of limitation. Operating losses generated in years prior to 2016 remain open to adjustment until the statute closes for the tax year in which the net operating losses are utilized.

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for the years ended December 31, 2019 and 2018, primarily as a result of the following:

	Year Ended December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax, net of income tax benefit	24.9%	2.4%
Effect of permanent differences	(6.5)%	13.9%
Stock compensation	(21.0)%	-%
Change in valuation allowance	12.9%	(36.3)%
Total	31.3%	1.0%

Note 8 – Commitments and Contingencies

For years ended December 31, 2019 and 2018, rent expense included in selling, general and administrative expenses for operating leases was approximately $0.2 million and $0.3 million, respectively. Rent expense included in cost of revenue for operating leases was $0.8 million for each of the years ended December 31, 2019 and 2018.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2019, these open purchase order commitments amount to approximately $5.6 million. The majority of services delivered and inventory or equipment received is expected to be satisfied during the first six months of 2020 at which time these commitments will be fulfilled.

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently estimate that a material adverse effect on our financial position, results of operations and cash flows from such matters is not reasonably likely.

Note 9 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2019, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 10 – Share Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015 our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares.  At December 31, 2019, 1,752,708 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the years ended December 31, 2019 and 2018.

Stock-based Compensation Expense

For the years ended December 31, 2019 and 2018, we recognized stock-based compensation of approximately $358,000 and $241,000, respectively, which was included in selling, general and administrative expenses.

As of December 31, 2019, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $435,000 with a weighted average remaining vest life of 1.1 years.

Stock Options

Although we had historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2019 and 2018. The grants have various vesting features but typically involve time-based vesting.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for stock-option grants for the years ended December 31:

Black-Scholes-Merton
	2019	2018
Volatility	171%	174%
Expected life of options (in years)	5	5
Risk-free interest rate	1.74%	2.50%
Dividend yield	0%	0%

During each the years ended December 31, 2019 and 2018, we granted stock options to purchase 0.25 million sharesof common stock at a weighted-average exercise price of $0.80 and $0.49 per share, respectively, which reflects the fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace on the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the years ended December 31, 2019 and 2018, as determined under the Black-Scholes-Merton valuation model was $0.80 and $0.47, respectively.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2019 and 2018:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2018	2,461,000	$0.15	-	$-
Options granted	250,000	$0.49
Options exercised	(90,000)	$0.10
Options cancelled and expired	(49,000)	$(0.37)
Shares under option, December 31, 2018	2,572,000	$0.18	8.66
Options granted	250,000	$0.80
Options exercised	(604,000)	$0.10
Options cancelled and expired	(44,000)	$(0.10)
Shares under option, December 31, 2019	2,174,000	$0.27	7.02	$2,947

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2019 and 2018:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2018	2,137,000	$0.13
Options granted	250,000	$0.47
Vested during period	(1,231,000)	$(0.13)
Options cancelled	(17,500)	$(0.13)
Non-vested shares under option, December 31, 2018	1,138,500	$0.20
Options granted	250,000	$0.80
Vested during period	(971,833)	$(0.16)
Options cancelled	-	$-
Non-vested shares under option, December 31, 2019	416,667	$0.67

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2019:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	1,757,3330	6.60	$0.18	$2,550
Stock options expected to vest	416,667	9.13	$0.68	$397
Options exercisable and expected to vest	2,174,000

Restricted Stock

We have granted shares of restricted stock under the Plan. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees typically vest over two or three years in equal installments on the anniversaries of the grant date, contingent upon employment with the Company on the vesting dates. The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.

The fair value of restricted stock awarded for the years ended December 31, 2019 and 2018 was $489,000 and $405,000, respectively, and was calculated using the value of TSS’ common stock on the grant date. The value of awards are amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2019 and 2018:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2018	30,000	$0.15
Granted restricted stock	827,000	$0.49
Cancelled restricted stock	(30,000)	$(0.15)
Vested restricted stock	-	$-
Unvested December 31, 2018	827,000	$0.49
Granted restricted stock	554,000	$0.88
Cancelled restricted stock	(34,500)	$(0.76)
Vested restricted stock	(390,000)	$(0.47)
Unvested December 31, 2019	971,500	$0.72

Note 11 – Common Stock Repurchases

During the years ended December 31, 2019 and 2018, we repurchased 185,112 and 7,989 treasury shares, respectively, with an aggregate value of approximately $158,000 and $6,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance, net of exercise price to the employee.

Note 12 – Related Party Transactions

We have $945,000 principal outstanding at December 31, 2019 in promissory notes payable to MHW, net of remaining discount of $53,000. Per the terms of the notes, we paid interest of approximately $128,000 and $120,000 during the years ended December 31, 2019 and 2018, respectively. We have $650,000 principal outstanding at December 31, 2019 in promissory notes payable to MHW Partners, net of remaining discount of $55,000. Per the terms of the notes, we paid interest of approximately $87,000 and $82,000 during the years ended December 31, 2019 and 2018, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW and MHW Partners.

Note 13 – Net Income Per-Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator (in thousands except per share amounts):

	Years Ended December 31,
	2019	2018

Basic net income per share:
Numerator:
Net income	$126	$2,437
Denominator:
Weighted-average shares of common stock outstanding	17,358	15,532
Basic net income per share	$0.01	$0.16

Diluted net income per share:
Numerator:
Net income	$126	$2,437
Plus interest expense on convertible debt	-	-
	$126	$2,437
Denominator:
Weighted-average shares of common stock outstanding	17,358	15,532
Dilutive options and warrants outstanding	3,576	3,147
Effect of conversion of convertible notes	-	-
Number of shares used in diluted per-share computation	20,934	18,679

Diluted net income per share	$0. 01	$0.13

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

Revenue and operating result by reportable segment reconciled to reportable net loss for the years ended December 31, 2019 and 2018 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Revenues:
Facilities	$9,257	$15,186
Systems integration services	23,522	7,149
Total revenues	$32,779	$22,335

Operating income:
Facilities	$1,852	$4,317
Systems integration services	(1,372)	(1,451)
Operating income	$480	$2,866

Depreciation expense:
Facilities design and maintenance	$68	$32
Systems integration services	211	231
Consolidated depreciation expense	$279	$263

Interest expense
Facilities design and maintenance	$173	$256
Systems integration services	140	147
Consolidated interest expense	$313	$403

Total Assets
Facilities	$939	$1,063
Systems integration services	6,120	1,514
Other consolidated activities	10,508	6,533
Total assets	$17,567	$9,110

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of December 31, 2019.

(c)  Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2019 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2020 Proxy Statement and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2019 and 2018 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

2.	Financial Statements Schedules:

None.

3.	Exhibits:

2.1

Asset Purchase Agreement, dated December 28, 2018 by and among Innovative Power Systems, Inc., TSS, Inc. and Innovative Power, L.L.C. (previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-k filed on January 3, 2019, and incorporated herein by reference).

3.1

Second Amended and Restated Certificate of Incorporation dated January 19, 2007 (previously filed with the Commission as Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)

3.2

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (previously filed with the Commission as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2011 and incorporated herein by reference)

3.3

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company, dated effective June 6, 2013 (previously filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013, and incorporated herein by reference).

3.4

Amended and Restated By-laws (previously filed with the Commission as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-142906, filed on May 14, 2007 and incorporated herein by reference)

4.1.

Loan Agreement, by and among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC, Alletag Buildings, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).

4.2	Amended and Restated Loan Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC and Alletag Builders, Inc. MHW SPV II, LLC and MHW Partners, LP, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.3	Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC and Alletag Buildings, Inc. payable to the order of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).

4.4	Amended and Restated Promissory Note, made by TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC and Alletag Builders, Inc. payable to the order of MHW SPV II, LLC, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.5	Security Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC and Alletag Buildings, Inc. in favor of MHW SPV II, LLC, dated February 5, 2015 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).

4.6	Subordination Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC and Alletag Buildings, Inc., MHW SPV II LLC and Bridge Bank, National Association, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).

4.7	Warrant between TSS, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on February 5, 2015, and incorporated herein by reference).

4.8

Promissory Note, made by TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC and Alletag Builders, Inc. payable to the order of MHW Partners, LP dated July 19, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.9

Amended and Restated Security Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC and Alletag Builders, Inc. in favor of MHW Partners, LP and MHW SPV II, LLC dated July 19, 2017 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

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

4.12

First Amendment among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C, Total Site Solutions AZ, LLC and Alletag Builders, Inc., MHW Partners, LP, MHW SPV II, LLC, Andrew Berg and Glen Ikeda dated October 6, 2017 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.13

Promissory note made by TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC and Alletag Builders, Inc. payable to the order of Glen Ikeda, dated October 6, 2017 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.14

Promissory note made by TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, L.L.C. and Alletag Builders, Inc. payable to the order of Andrew Berg, dated October 10, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

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

10.3‡

Executive Employment Agreement dated January 19, 2007 by Fortress America Acquisition Corporation and Gerard J. Gallagher (previously filed with the Commission as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference), as amended by Amendment No. 1, dated August 26, 2008 (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference)

10.4‡

Amendment to Executive Employment Agreement, effective as of February 28, 2010, between Fortress International Group, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010, and incorporated herein by reference).

10.5‡

Letter Agreement, dated February 28, 2010, between Fortress International Group, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.6‡

Amendment to Executive Employment Agreement, dated January 3, 2012, between Fortress International Group, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.7‡

Amendment to Executive Employment Agreement, effective as of March 14, 2012, between Fortress International Group, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.8‡

Amendment to Executive Employment Agreement, effective as of May 21, 2013, between Fortress International Group, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference).

10.9‡

Amendment to Executive Employment Agreement, effective as of August 13, 2013, between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013, and incorporated herein by reference).

10.11

Amendment to Executive Employment Agreement, effective as of April 5, 2017 between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.12

Second Amendment to Amended and Restated Convertible Promissory Note, dated as of December 21, 2015, between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 22, 2015, and incorporated herein by reference).

10.13

Warrant between TSS, Inc. and Gerard J. Gallagher dated December 21, 2015 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 22, 2015, and incorporated herein by reference).

10.14‡

Executive Employment Agreement, dated January 3, 2012, between Fortress International Group, Inc. and Anthony Angelini (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference).

10.15‡

Amendment No.1 to Executive Employment Agreement, effective as of March 14, 2012, between Fortress International Group, Inc. and Anthony Angelini (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.16‡

Stock Option Agreement, dated as of April 30, 2012, between Fortress International Group, Inc. and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.17‡

Stock Option Agreement dated as of April 30, 2012 between Fortress International Group, Inc. and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 8, 2012 and incorporated herein by reference).

10.18‡

Amendment to Stock Option Agreement, dated as of April 10, 2017 between TSS, Inc. and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.19‡

Amendment to Stock Option Agreement, dated as of April 10, 2017 between TSS, Inc. and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.20‡

Employment Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 2, 2014, and incorporated herein by reference).

10.21‡

Award Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 2, 2014, and incorporated herein by reference).

10.22‡

Amendment to Award Agreement, dated as of April 10, 2017 between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.23‡

Executive Employment Agreement dated January 27, 2018, between TSS, Inc. and Kieran P. Brennan (previously filed with the Commission as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

10.24‡

Award Agreement dated January 27, 2018, between TSS, Inc. and Kieran P. Brennan (previously filed with the Commission as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

10.25‡

TSS, Inc. 2015 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2015 and incorporated herein by reference).

10.26

Business Loan Agreement, dated December 31, 2018, by and between TSS, Inc. and Texas Capital Bank, National Association. (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2019, and incorporated herein by reference).

21*	Listing of subsidiaries

23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2019 and 2018.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16.  Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date: March 24, 2020	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2020	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 24, 2020.

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