Form 10-Q
period 2020-03-31
TSS, Inc.
filed 2020-05-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 15, 2020              17,841,783

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended March 31, 2020

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

Forward looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash and cash equivalents	$5,321	$8,678
Contract and other receivables, net	958	3,865
Costs and estimated earnings in excess of billings on uncompleted contracts	211	181
Inventories, net	122	1,353
Prepaid expenses and other current assets	213	108
Total current assets	6,825	14,185
Property and equipment, net	786	705
Lease right-of-use asset	1,337	1,481
Goodwill	780	780
Intangible assets, net	284	307
Other assets	109	109
Total assets	$10,121	$17,567

Current Liabilities:
Accounts payable and accrued expenses	$1,838	$8,851
Deferred revenues	2,199	2,104
Current portion of lease liabilities	670	645
Total current liabilities	4,707	11,600
Long-term borrowings	2,079	2,028
Non-current portion of lease liabilities	780	956
Deferred revenues – non-current portion	113	114
Total liabilities	7,679	14,698

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2020 and December 31, 2019; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2020 and December 31, 2019; 18,940 and 18,524 issued; 17,848 and 17,562 outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	69,772	69,661
Treasury stock 1,092 and 962 shares at cost at March 31, 2020 and December 31, 2019	(1,870)	(1,700)
Accumulated deficit	(65,462)	(65,094)
Total stockholders' equity	2,442	2,869
Total liabilities and stockholders’ equity	$10,121	$17,567

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2020	2019
Results of Operations:
Revenue	$10,597	$4,660
Cost of revenue	8,996	3,024
Gross profit	1,601	1,636
Selling, general and administrative expenses	1,759	1,505
Depreciation and amortization	119	81
Total operating costs	1,878	1,586
Income (loss) from operations	(277)	50
Other income (expense):
Interest expense, net	(82)	(73)
Income (loss) from operations before income taxes	(359)	(23)
Income tax expense	9	8
Net income (loss)	$(368)	$(31)

Basic & diluted income (loss) per common share	$(0.02)	$0.00

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2019	17,520	$2	$69,241	777	$(1,542)	$(65,220)	$2,481
Restricted stock cancelled	(5)	-	-	-	-	-	-
Restricted stock vested	390	-	-	-	-	-	-
Stock options exercised	310	-	31	-	-	-	31
Treasury shares repurchased	-	-	-	159	(137)		(137)
Stock-based compensation	-	-	72	-	-	-	72
Net loss	-	-	-	-	-	(31)	(31)
Balance at March 31, 2019	18,215	$2	$69,344	936	$(1,679)	$(65,251)	$2,416

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2020	18,524	$2	$69,661	962	$(1,700)	$(65,094)	$2,869
Restricted stock vested	392	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	130	(170)	-	(170)
Stock options exercised	24	-	2	-	-	-	2
Stock-based compensation	-	-	109	-	-	-	109
Net loss	-	-	-	-	-	(368)	(368)
Balance at March 31, 2020	18,940	$2	$69,772	1,092	$(1,870)	$(65,462)	$2,442

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(368)	$(31)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	119	81
Non-cash interest	28	26
Amortization of debt discount	23	14
Stock-based compensation	109	72
Changes in operating assets and liabilities:
Contract and other receivables	2,907	(114)
Costs and estimated earnings in excess of billings on uncompleted contracts	(30)	-
Inventories, net	1,231	9
Prepaid expenses and other current assets	(105)	(14)
Right-of-use assets	144	124
Accounts payable and accrued expenses	(7,013)	47
Deferred revenues	94	(81)
Operating lease liabilities	(151)	(116)
Net cash provided by (used in) operating activities	(3,012)	17
Cash Flows from Investing Activities:
Capital expenditures	(177)	(63)
Net cash used in investing activities	(177)	(63)
Cash Flows from Financing Activities:
Proceeds from issuance of equity	2	31
Repurchase of stock	(170)	(137)
Net cash used in financing activities	(168)	(106)
Net decrease in cash and cash equivalents	(3,357)	(152)
Cash and cash equivalents at beginning of period	8,678	6,178
Cash and cash equivalents at end of period	$5,321	$6,026
Supplemental disclosure of cash flow information:
Cash paid for interest	$50	$53
Cash paid for taxes	$11	$5

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

The accompanying consolidated balance sheet as of December 31, 2019, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity and cash flows. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of March 31, 2020, and December 31, 2019, our allowance for doubtful accounts was $8,000.

Equipment Sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales; however, if we do, we record the advance payment as deferred revenues. Normally we record accounts receivable at the time of shipment, when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-45 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three Months Ended March 31,
	2020	2019
FACILITIES:
Maintenance revenues	$992	$1,056
Equipment sales	137	97
Deployment and other services	970	1,737
Total facilities revenues	$2,099	$2,890

SYSTEMS INTEGRATION:
Integration services	$1,725	$1,770
Reseller services	6,773	-
Total Systems Integration revenues	$8,498	$1,770
TOTAL REVENUES	$10,597	$4,660

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of March 31, 2020, deferred revenue of $2,199,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year. The remaining $113,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended March 31,
	2020	2019

US-based IT OEM	94%	92%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 64% and 96% of our trade accounts receivable at March 31, 2020 and December 31, 2019, respectively. Additionally, a US-based IT systems integrator represented 10% of our accounts receivable at March 31, 2020. No other customer represented more than 10% of our accounts receivable at March 31, 2020 or at December 31, 2019.

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2017-04, Intangibles – Goodwill and Other (topic 350): Simplifying the Test for Goodwill Impairment (“ASAU 2017-04”). The amendments in this ASU simplify how all entities assess goodwill for impairment by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. Specifically, the amendments in ASU 2017-04 eliminates Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying value, no impairment should be recorded. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. For any reporting units with a zero or negative carrying amount, ASU 2017-04 adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. ASU 2017-04 was effective for the Company for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods . We adopted ASU 2017-04 effective on January 1, 2020 and adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	March 31, 2020 (unaudited)	December 31, 2019
Contract and other receivables	$966	$3,873
Allowance for doubtful accounts	(8)	(8)
Contracts and other receivables, net	$958	$3,865

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	March 31, 2020 (unaudited)	December 31, 2019
Raw materials	$126	$99
Reseller inventories	-	1,258
Reserve	(4)	(4)
Inventories, net	$122	$1,353

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	March 31, 2020 (unaudited)		December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(622)	$906	$(599)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	March 31, 2020 (unaudited)	December 31, 2019
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At December 31, 2019, the date of our last annual test, both the facilities unit and the systems integration units had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $23,000 for each of the three-month periods ended March 31, 2020 and 2019, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2019 as part of our annual testing for impairment and concluded that there was no impairment. There were no identified triggering events or circumstances that occurred during the three months period ended March 31, 2020 or 2019 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful			March 31,	December 31,
	Lives (in years)			2020 (unaudited)	2019
Trade equipment		5		$140	$105
Leasehold improvements	2	–	5	649	638
Furniture and fixtures		7		16	16
Computer equipment and software		3		1,933	1,802
				2,738	2,561
Less accumulated depreciation				(1,952)	(1,856)
Property and equipment, net				$786	$705

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $96,000 and $58,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	March 31, 2020 (unaudited)	December 31, 2019
Accounts payable	$965	$7,890
Accrued expenses	556	473
Compensation, benefits & related taxes	313	464
Other accrued expenses	4	24
Total accounts payable and accrued expenses	$1,838	$8,851

Note 3 – Long-Term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	March 31, 2020 (unaudited)	December 31, 2019
Notes Payable due July 2022	$1,995	$1,995
Accrued interest – long term	283	255
Less unamortized discount and debt issuance costs	(199)	(222)
	2,079	2,028
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$2,079	$2,028

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

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. We can prepay the loan at any time, subject to a prepayment fee of 1% if the repayment is made prior to July 19, 2020.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized to interest expense using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended March 31, 2020 and 2019, respectively, for this warrant.

On July 19, 2017, we borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time, subject to a prepayment fee of 1% if the repayment is made prior to July 19, 2020.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended March 31, 2020 and 2019, respectively.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during each of the three-month periods ended March 31, 2020 and 2019, respectively.

Note 4 – Revolving Line of Credit

In December 2018, we entered into a revolving line of credit (the “credit facility”) with Texas Capital Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”). The obligations under the credit facility are secured by substantially all of our assets. Our wholly-owned subsidiaries, Vortech LLC and VTC, L.L.C., jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of 80% of eligible accounts receivables, subject to customary exclusions and limitations. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 3.99% at March 31, 2020). Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused credit facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2020.

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

There were no amounts outstanding under this credit facility at March 31, 2020. We were not in compliance with the required total interest coverage and total leverage ratios for the period ending March 31, 2020, but the Lender has waived those requirements for this period. The maximum amount we were eligible to borrow at March 31, 2020 was approximately $198,000.

Note 5 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 3 years. As of March 31, 2020, we have not entered into any lease arrangement classified as a finance lease.

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

Three Months Ended March 31, 2020 (unaudited)
Lease expense
Operating lease cost	$194
Variable lease cost	-
Sublease income	(16)
Total operating lease cost	178

Operating Lease – operating cash flows	(151)
New right-of-use assets – operating leases	-
Weighted average remaining lease term – Operating leases (months)	24
Weighted average discount rate – Operating leases	12.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows (in ‘000’s):

Fiscal Year
2020	$607
2021	823
2022	209
2023	5
Thereafter	-
Total minimum future lease payments	1,644
Less imputed interest	(194)
Total	$1,450
Reported as of March 31, 2020:
Current portion of lease liability	$670
Non-current portion of lease liability	780
$1,450

Note 6 - Net Loss Per-Share

Basic and diluted loss per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted income (loss) per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss). In the table below, net income (loss) represents the numerator and shares represents the denominator (in thousands except per share amounts; unaudited).

	Three Months Ended March 31,
	2020	2019

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(368)	$(31)
Denominator:
Weighted-average shares of common stock outstanding	17,728	17,710
Basic net income (loss) per share	$(0.02)	$0.00

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(368)	$(31)
Less interest expense on convertible debt	-	-
	$(368)	$(31)
Denominator:
Weighted-average shares of common stock outstanding	17,728	17,710
Dilutive options and warrants outstanding	-	-
Number of shares used in diluted per-share computation	17,728	17,710

Diluted net income (loss) per share	$(0.02)	$0.00

For the three-month periods ended March 31, 2020 and 2019 potentially dilutive shares of 4,740,000 and 4,223,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 7 – Related Party Transactions

We have $945,000 principal outstanding at March 31, 2020 in promissory notes payable to MHW, net of remaining discount of $48,000. Per the terms of the notes, we paid interest of approximately $ 33,000 and $31,000 during the three-month periods ended March 31, 2020 and 2019, respectively. We have $650,000 principal outstanding at March 31, 2020 in promissory notes payable to MHW Partners, net of remaining discount of $50,000. Per the terms of the notes, we paid interest of $23,000 and $21,000 during the three-month periods ended March 31, 2020 and 2019, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 8 - Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities and systems integration. Our facilities unit is involved in the design, project management and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers, and reseller services where we procure equipment to be used in our integration activities. All of our revenues are derived from the U.S. market. Segment operating results reflect earnings before stock-based compensation, acquisition related expenses, other expenses, net, and provision for income taxes.

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three -month periods ended March 31, 2020 and 2019 and other segment-related information is as follows (in ‘000’s; unaudited):

	Three Months Ended March 31,
	2020	2019
Revenues:
Facilities	$2,099	$2,890
Systems integration services	8,498	1,770
Total revenues	$10,597	$4,660
Income (loss) from operations:
Facilities	$19	$510
Systems integration services	(296)	(460)
Total income (loss) from operations	$(277)	$50
Depreciation expense:
Facilities	$51	$32
Systems integration services	45	26
Consolidated depreciation expense	$96	$58
Interest expense
Facilities	$44	$60
Systems integration services	38	49
Consolidated interest expense	$82	$109

	March 31, 2020	December 31, 2019
Total Assets
Facilities	$1,026	$939
System integration services	1,955	6,120
Other consolidated activities	7,140	10,508
Total consolidated assets	$10,121	$17,567

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Note 9 – Subsequent Events

In April, VTC, L.L.C. (the “Borrower”), a wholly-owned subsidiary of TSS, Inc., applied to Texas Capital Bank, N.A. under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $889,858 (the “Loan”). On April 17, 2020, the Loan was approved and the Borrower received the Loan proceeds, which the Borrower intend to use for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The Loan, which took the form of a promissory note issued by the Borrower, has a two-year term, matures on April 12, 2022, and bears interest at a rate of 1% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on October 12, 2020. The Borrower did not provide any collateral or guarantees for the Loan, nor did the Borrower pay any fees to obtain the Loan. The promissory note provides for customary events of default, including, among others, failure to make a payment when due, cross-defaults under any loan documents with the lender, certain cross-defaults under agreements with third parties, events of bankruptcy or insolvency, certain change of control events, and material adverse changes in the Borrower’s financial condition. If an event of default occurs, the lender will have the right to accelerate indebtedness under the Loan and/or pursue other remedies available to the lender pursuant to the terms of the promissory note.

The Borrower may apply to the lender for forgiveness of some or all of the Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent and covered utilities payments, in each case incurred by the Borrower during the eight-week period following the effective date of the promissory note, calculated in accordance with the terms of the CARES Act. Certain reductions in the Borrower's payroll costs during the eight-week period may reduce the amount of the Loan eligible for forgiveness. There is no guarantee, and the lender does not make any representation, that the Borrower will receive forgiveness for any fixed amount of any of the Loan proceeds received by the Borrower.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2019 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT reseller services. Our headquarters and our integration facility are in Round Rock, Texas.

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

During 2019 we began providing reseller services to our clients. Previously almost all inventory used in our systems integration business was consigned to us by our original equipment manufacturer (OEM) and end-user customers. We now offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases we also act as an agent and arrange for the purchase of third-party hardware, software or services that are resold directly to the OEM and other customers. The reseller services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

In March 2020, the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

The onset of the COVID-19 pandemic has had an immediate impact on our operations in our facilities business segment and systems integration segment. Ongoing restrictions due to the pandemic could continue to negatively impact our facilities segment as we are unable to travel or face restricted access to customer sites to perform services. To date, our systems integration business has seen a small decline because of the pandemic, mainly due to logistical and supply-chain issues affecting component supply. The Company does not know how long the travel restrictions and logistical and supply-chain issues will continue as a result of the COVID-19 pandemic. To the extent these restrictions continue or we have further supply chain challenges for the foreseeable future, our business will be negatively impacted.

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

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all the customers' equipment (excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter into comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

Revenues for the three-month period ended March 31, 2020 increased by $5.9 million or 127% compared to the first quarter of 2019. This growth was driven by $6.8 million of reseller services in 2020 that drove a 380% increase in our systems integration segment compared to the prior year. We began providing reseller services in the third quarter of 2019 where we procure third-party hardware, software and services on our customer’s behalf that are then used in our integration services as we integrate those components to deliver a completed system to our customer. Traditionally, the majority of our integration services has been performed using customer-owned inventory.

Revenues in our facilities segment decreased by $0.8 million or 27% compared to the first quarter of 2019 due to lower levels of modular data center deployments, caused by customer deferrals of projects and other restrictions on travel and site access primarily as a result of the COVID-19 pandemic. A significant customer of this segment restricted access to its data center sites, which prevented us from deploying new modular data centers and performing other activities for this customer.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 85% for the three-month period ended March 31, 2020 compared to 65% for the same period in 2019 and 90% in the fourth quarter of 2019. This increase from the first quarter of 2019 reflects the introduction of our reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional integration and maintenance services. As the percentage of our total revenue derived from reseller services increases, we would anticipate that cost of revenue as a percentage of sales will increase. Absent the reseller business, the profit margin from our integration and maintenance services decreased by 1% in the first quarter of 2020 compared to the first quarter of 2019.

As our reseller business is relatively new, the level of expected revenue from our reseller services could fluctuate significantly on a quarterly basis. As a result, our cost of revenue as a percentage of total revenue could also fluctuate significantly. Cost of revenue for reseller services is higher than cost of revenue for our integration and maintenance services.

Since we earn higher profits when using our own labor services, we expect gross margins to improve when our labor services mix increases relative to the use of subcontracted labor or third-party labor. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead improves our overall profitability by increasing income, broadening our revenue base and generating a favorable return on invested capital. As we increase the level of IT reseller services in the future, we anticipate that our overall gross margin will decrease as the normal margins on reseller activities are lower than the margins from our traditional facilities and systems integration services.

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

Gross Profit

Our gross profit margin for the three-month period ended March 31, 2020 was 15% compared to a gross profit margin of 35% in the first quarter of 2019 and a gross profit margin of 10% in the fourth quarter of 2019. This decrease in margin compared to the first quarter of 2019 was primarily attributable to the introduction of our reseller business where we earn much lower margins on product purchase/resell services than what we earn from our core integration and maintenance activities. Because of the higher reseller revenues in the first quarter of 2020 compared to the first quarter of 2019, despite much lower gross margins, our total gross profit of $1.6 million was only 2% lower than what we recorded in the first quarter of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2020, our selling, general and administrative expenses increased by $254,000 or 17% compared to the first quarter of 2019. This increase was due primarily to higher compensation-related costs and for higher costs related to increasing our production capabilities, including the introduction of new systems. Our selling, general and administrative expenses are higher in the first quarter of each calendar year as we incur professional fees associated with audit and public-company filing expenses, and we would expect them to decrease in the second quarter of 2020.

Operating Income (Loss)

For the three-month period ended March 31, 2020, we recorded an operating loss of $277,000. This compares to an operating profit of $50,000 that we had in the in the first quarter of 2019 and an operating profit of $440,000 in the fourth quarter of 2019.

Net Loss

After net interest expense and income taxes we recorded a net loss of $368,000 or ($0.02) per share for the three-month period ended March 31, 2020. This compared to a net loss of $31,000 or $0.00 per share for the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2020 are our cash and cash equivalents on hand, funds available under our bank credit facility, vendor trade-credit and projected cash flows from operating activities.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated particularly as we increase our level of reseller services or due to the economic impacts of the COVID-19 pandemic. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2020 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

As at March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $5.3 million and $8.7 million, respectively.

Significant Uses of Cash

Operating Activities

Cash used in operating activities for the three-month period ended March 31, 2020 was $3 million compared to cash provided by operating activities of $17,000 for the three-month period ended March 31, 2019. This change was largely attributable to the financial aspects of our reseller business which we did not have in the comparable period of 2019. In the fourth quarter of 2019 we generated approximately $3 million in positive cash flows from operating activities including our reseller business when we were able to collect greater funds than what we had paid to our vendors, and this situation reversed in the first quarter of 2020 as we completed one particular large reseller contract. The fluctuations in receivables, inventories and accounts payable were all primarily connected to our reseller activities. We have been able to structure our reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit to continue financing our reseller activities as we grow this business during 2020.

Investing Activities

Cash used in investing activities was $177,000 in the three-month period ended March 31, 2020 for the purchases of property and equipment. This compares to cash used in the first quarter of 2019 of $63,000 for purchases of property and equipment.

Financing Activities:

Cash used in financing activities was $168,000 for the three-month period ended March 31, 2020, which reflects $2,000 in proceeds provided by the exercise of employee stock options and $170,000 used in the purchase of stock related to tax obligations around option exercises and vesting of restricted shares. In 2019 there was $31,000 received from the exercise of employee stock options and $137,000 used in the purchase of stock related to tax obligations around the option exercises.

VTC, L.L.C., (the "Borrower") our wholly owned subsidiary, applied to Texas Capital Bank, N.A. under the Small Business Administration Paycheck Protection Program of the Coronavirus Air, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $889,858 (the “PPP Loan”). On April 17, 2020, the PPP Loan was approved and the Borrower received the PPP Loan proceeds, which the Borrower plans to use for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The PPP Loan, which took the form of a promissory note issued by the Borrower (the “Promissory Note”), has a two-year term, matures on April 12, 2022, and bears interest at a rate of 1% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on October 12, 2020. The Borrower did not provide any collateral or guarantees for the PPP Loan, nor did the Borrower pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, failure to make an payment when due, cross-defaults under any loan documents with Texas Capital Bank, certain cross-defaults under agreements with third parties, events of bankruptcy or insolvency, certain change of control events, and material adverse changes in the Borrower’s financial condition. If an event of default occurs, Texas Capital Bank will have the right to accelerate indebtedness under the PPP Loan and/or pursue other remedies available to Texas Capital Bank pursuant to the terms of the Promissory Note.

The Borrower may apply to Texas Capital Bank for forgiveness of some or all of the PPP Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent, and covered utility payments, in each case incurred by the Borrower during the eight-week period following the effective date of the Promissory Note, calculated in accordance with the terms of the CARES Act. Certain reductions in the Borrower's payroll costs during the eight-week period may reduce the amount of the PPP Loan eligible for forgiveness. There is no guarantee that the Borrower will receive forgiveness for any fixed amount of any PPP Loan proceeds.

Future Uses of Cash

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, trade credit extended to us by our vendors, and borrowings under our bank credit facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There is no guarantee, however, that such capital would be available on terms acceptable to us.

Off-Balance Sheet Arrangements

As at March 31, 2020 we had no off -balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2019 with the exception of the adoption of ASU 2017-04 as previously disclosed. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 1A.  Risk Factors

The COVID-19 pandemic has and will likely continue to negatively affect various aspects of our business and has and will likely continue to result in reduced demand from our customers as their businesses may also be negatively affected.

The onset of the COVID-19 pandemic has had an immediate impact on our operations in our facilities business segment and systems integration segment. Ongoing restrictions due to the pandemic could continue to negatively impact our facilities segment as we are unable to travel or face restricted access to customer sites to perform services. For example, a significant customer of this segment restricted access to its data centers sites, which prevented us from deploying new modular data centers and performing other activities for this customer. During the first quarter of 2020, our systems integration segment experience a number of project delays caused by interruptions in our largest customer’s supply chain. This customer was unable to source the necessary IT components for many of its jobs because of the effects of the pandemic on production facilities in China. These interruptions prevented us from performing integration services on those projects. The Company does not know how long the travel restrictions and logistical and supply-chain issues will continue as a result of the COVID-19 pandemic. To the extent these restrictions continue or we or our customers have further supply chain challenges for the foreseeable future, the effects on our business, results of operations, and financial condition could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended March 31, 2020.

Monthly Period During the Quarter Ended March 31, 2020	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jan. 1, 2020 - Jan. 31, 2020	27,925	$1.39	-	-
Feb.1, 2020 – Aug. 31, 2020	99,469	$1.27
Mar. 1, 2020 – Mar. 31, 2020	2,669	$0.98	-	-
Total	130,063	$1.31

(a)

All of these shares were acquired from associates to satisfy the exercise price due upon exercise of previously awarded stock options or to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

10.1

Promissory Note payable to Texas Capital Bank, N.A. (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference).

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

TSS, INC.

Date: May 15, 2020	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)