Form 10-Q
period 2020-06-30
TSS, Inc.
filed 2020-08-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 14, 2020              17,848,114

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended June 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	June 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash and cash equivalents	$7,134	$8,678
Contract and other receivables, net	2,819	3,865
Costs and estimated earnings in excess of billings on uncompleted contracts	366	181
Inventories, net	950	1,353
Prepaid expenses and other current assets	306	108
Total current assets	11,575	14,185
Property and equipment, net	862	705
Lease right-of-use asset	1,188	1,481
Goodwill	780	780
Intangible assets, net	262	307
Other assets	109	109
Total assets	$14,776	$17,567

Current Liabilities:
Bank note payable	$424	$-
Accounts payable and accrued expenses	5,422	8,851
Deferred revenues	3,452	2,104
Current portion of lease liabilities	695	645
Total current liabilities	9,993	11,600
Long-term borrowings	2,130	2,028
Non-current portion of lease liabilities	595	956
Non-current portion of bank note payable	468	-
Deferred revenues – non-current portion	97	114
Total liabilities	13,283	14,698

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2020 and December 31, 2019; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2020 and December 31, 2019; 18,940 and 18,524 issued; 17,848 and 17,562 outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	69,865	69,661
Treasury stock 1,092 and 962 shares at cost at June 30, 2020 and December 31, 2019	(1,870)	(1,700)
Accumulated deficit	(66,504)	(65,094)
Total stockholders' equity	1,493	2,869
Total liabilities and stockholders’ equity	$14,776	$17,567

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Results of Operations:
Revenue	$6,454	$3,539	$17,051	$8,199
Cost of revenue	5,687	2,087	14,683	5,111
Gross profit	767	1,452	2,368	3,088
Selling, general and administrative expenses	1,584	1,371	3,343	2,876
Depreciation and amortization	132	79	251	160
Total operating costs	1,716	1,450	3,594	3,036
Income (loss) from operations	(949)	2	(1,226)	52
Other income (expense):
Interest expense, net	(84)	(87)	(166)	(160)
Income (loss) from operations before income taxes	(1,033)	(85)	(1,392)	(108)
Income tax expense	9	9	18	17
Net income (loss)	$(1,042)	$(94)	$(1,410)	$(125)

Basic and diluted income (loss) per common share	$(0.06)	$(0.01)	$(0.08)	$(0.01)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2019	17,520	$2	$69,241	777	$(1,542)	$(65,220)	$2,481
Restricted stock vested	390	-	-	-	-	-	-
Stock options exercised	310	-	31	-	-	-	31
Treasury shares repurchased	-	-	-	159	(137)		(137)
Stock-based compensation	-	-	72	-	-	-	72
Net loss	-	-	-	-	-	(31)	(31)
Balance at March 31, 2019	18,220	$2	$69,344	936	$(1,679)	$(65,251)	$2,416
Treasury shares repurchased	-	-	-	20	(16)	-	(16)
Stock options exercised	230	-	23	-	-	-	23
Stock-based compensation	-	-	87	-	-	-	87
Net loss	-		-	-	-	(94)	(94)
Balance at June 30, 2019	18,450	$2	$69,454	956	$(1,695)	$(65,345)	$2,416

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2020	18,524	$2	$69,661	962	$(1,700)	$(65,094)	$2,869
Restricted stock vested	392	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	130	(170)	-	(170)
Stock options exercised	24	-	2	-	-	-	2
Stock-based compensation	-	-	109	-	-	-	109
Net loss	-	-	-	-	-	(368)	(368)
Balance at March 31, 2020	18,940	$2	$69,772	1,092	$(1,870)	$(65,462)	$2,442
Stock-based compensation	-	-	93	-	-	-	93
Net loss	-	-	-	-	-	(1,042)	(1,042)
Balance at June 30, 2020	18,940	$2	$69,865	1,092	$(1,870)	$(66,504)	$1,493

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,410)	$(125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	251	160
Non-cash interest	58	53
Amortization of debt discount	46	37
Stock-based compensation	202	159
Changes in operating assets and liabilities:
Contract and other receivables	1,046	37
Costs and estimated earnings in excess of billings on uncompleted contracts	(185)	-
Inventories, net	403	28
Prepaid expenses and other current assets	(198)	(71)
Right-of-use assets	293	257
Accounts payable and accrued expenses	(3,429)	(698)
Deferred revenues	1,331	561
Operating lease liabilities	(311)	(243)
Net cash provided by (used in) operating activities	(1,903)	155
Cash Flows from Investing Activities:
Capital expenditures	(363)	(164)
Net cash used in investing activities	(363)	(164)
Cash Flows from Financing Activities:
Proceeds from issuance of equity	2	54
Proceeds from bank note payable	890	-
Repurchase of stock	(170)	(153)
Net cash proved by (used in) financing activities	722	(99)
Net decrease in cash and cash equivalents	(1,544)	(108)
Cash and cash equivalents at beginning of period	8,678	6,178
Cash and cash equivalents at end of period	$7,134	$6,070
Supplemental disclosure of cash flow information:
Cash paid for interest	$90	$126
Cash paid for taxes	$45	$57

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of June 30, 2020, and December 31, 2019, our allowance for doubtful accounts was $8,000.

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

Deployment and Other Services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts, installation and servicing of equipment, including modular data centers that we sold, and other fixed-price services, including repair, design and project management services. In some cases, we arrange for a third party to perform warranty and servicing of equipment, and in these instances, we recognize revenue as the amount of any fees or commissions that we expect to be entitled to receive. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional.

Reseller Services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our reseller services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are resold directly to the original equipment manufacturer (OEM) and other customers, and in these instances, we act as an agent in the transaction and recognize revenue as the amount of any fee or commissions that we expect to be entitled to receive. Accounts receivable from our reseller activities are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FACILITIES:
Maintenance revenues	$948	$1,096	$1,940	$2,152
Equipment sales	75	131	212	228
Deployment and other services	535	814	1,505	2,551
Total Facilities revenues	$1,558	$2,041	$3,657	$4,931

SYSTEMS INTEGRATION:
Integration services	$1,879	$1,498	$3,604	$3,268
Reseller services	3,017	-	$9,790	-
Total Systems Integration revenues	$4,896	$1,498	$13,394	$3,268
TOTAL REVENUES	$6,454	$3,539	$17,051	$8,199

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of June 30, 2020, deferred revenue of $3,452,000 includes $1,173,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $2,279,000 relating to reseller and integration services where we have yet to complete our services for our customers. The remaining $97,000 of deferred revenue is our remaining performance obligations for maintenance services, which is expected to be recognized between one and three years.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

US-based IT OEM	97%	90%	96%	91%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 72% and 96% of our trade accounts receivable at June 30, 2020 and December 31, 2019, respectively. Additionally, a US-based IT systems integrator represented 13% of our accounts receivable at June 30, 2020. No other customer represented more than 10% of our accounts receivable at June 30, 2020 or at December 31, 2019.

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2017-04, Intangibles – Goodwill and Other (topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in this ASU simplify how all entities assess goodwill for impairment by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. Specifically, the amendments in ASU 2017-04 eliminates Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying value, no impairment should be recorded. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. For any reporting units with a zero or negative carrying amount, ASU 2017-04 adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. ASU 2017-04 was effective for the Company for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods . We adopted ASU 2017-04 effective on January 1, 2020 and adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

In June 2016, FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets. Among the provisions of ASU 2016-13 is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need only consider past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with the consolidated financial statements we issue for the year ending December 31, 2023, and the quarterly periods during that year. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our consolidated financial statements and disclosures.

In August 2018, FASB issued Accounting Standards Update 2018-15, Intangibles-Goodwill and Other Internal Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2015-18”). ASU 2018-15 aligns a company’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 clarifies that a company should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is a service contract. ASU 2018-15 does not change the accounting for the service component of a cloud computing arrangement. ASU 2018-15 is effective for our fiscal 2020 year and interim periods beginning in 2020. We intend to apply the prospective transition approach to adopt this guidance as we implement cloud computing arrangements in 2020 and do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In December 2019, FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The standard will be effective for us in our first quarter of fiscal 2023, with early adoption permitted. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our consolidated financial statements and disclosures.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2020	December 31, 2019
	(unaudited)
Contract and other receivables	$2,827	$3,873
Allowance for doubtful accounts	(8)	(8)
Contracts and other receivables, net	$2,819	$3,865

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	June 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$154	$99
Reseller inventories	800	1,258
Reserve	(4)	(4)
Inventories, net	$950	$1,353

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	June 30, 2020		December 31, 2019
	(unaudited)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(644)	$906	$(599)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	June 30, 2020	December 31, 2019
	(unaudited)
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At December 31, 2019, the date of our last annual test, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $23,000 for each of the three-month periods ended June 30, 2020 and 2019, respectively. We recognized amortization expense related to intangibles of approximately $45,000 for each of the six-month periods ended June 30, 2020 and 2019, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2019 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there were no identified material triggering events or circumstances that occurred during the three and six-month periods ended June 30, 2020 or 2019 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			June 30, 2020	December 31, 2019
				(unaudited)
Trade equipment		5		$144	$105
Leasehold improvements	2	–	5	697	638
Furniture and fixtures		7		16	16
Computer equipment and software		3		2,067	1,802
				2,924	2,561
Less accumulated depreciation				(2,062)	(1,856)
Property and equipment, net				$862	$705

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $109,000 and $57,000 for the three-month periods ended June 30, 2020 and 2019, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $206,000 and $115,000 for the six-month periods ended June 30, 2020 and 2019, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	June 30, 2020	December 31, 2019
	(unaudited)
Accounts payable	$4,455	$7,890
Accrued expenses	542	473
Compensation, benefits & related taxes	412	464
Other accrued expenses	13	24
Total accounts payable and accrued expenses	$5,422	$8,851

Note 3 – Bank Note Payable

In April 2020, VTC, L.L.C. (the “Borrower”), a wholly-owned subsidiary of TSS, Inc., applied to Texas Capital Bank, N.A. under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of approximately $890,000 (the “PPP Loan”). On April 17, 2020 the PPP Loan was approved and the Borrower received the PPP Loan proceeds, which the Borrower used for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The PPP Loan, which took the form of a promissory note issued by the Borrower, has a two-year term, matures on April 12, 2022, and bears interest at a rate of 1% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on October 12, 2020. The Borrower did not provide any collateral or guarantees for the PPP Loan, nor did the Borrower pay any fees to obtain the PPP Loan. The promissory note provides for customary events of default, including, among others, failure to make a payment when due, cross-defaults under any loan documents with the lender, certain cross-defaults under agreements with third parties, events of bankruptcy or insolvency, certain change of control events, and material adverse changes in the Borrower’s financial condition. If an event of default occurs, the lender will have the right to accelerate indebtedness under the PPP Loan and/or pursue other remedies available to the lender pursuant to the terms of the promissory note.

The Borrower may apply to the lender for forgiveness of some or all of the PPP Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent and covered utilities payments, in each case incurred by the Borrower during the eight-week period following the effective date of the promissory note, calculated in accordance with the terms of the CARES Act. Certain reductions in the Borrower’s payroll costs during the eight-week period may reduce the amount of the PPP Loan eligible for forgiveness. There is no guarantee, and the lender does not make any representation, that the Borrower will receive forgiveness for any fixed amount of any of the PPP Loan proceeds received by the Borrower.

	June 30, 2020	December 31, 2019
	(unaudited)
Notes Payable due April 2022	$890	$-
Accrued interest	2	-
	892	-
Current portion of promissory notes	424	-
Non-current portion of promissory notes	$468	$-

Note 4 – Long-Term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	June 30, 2020	December 31, 2019
	(unaudited)
Notes Payable due July 2022	$1,995	$1,995
Accrued interest – long term	312	255
Less unamortized discount and debt issuance costs	(177)	(222)
	2,130	2,028
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$2,130	$2,028

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

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. We can prepay the loan at any time, subject to a prepayment fee of 1% if the repayment was made prior to July 19, 2020.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized to interest expense using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended June 30, 2020 and 2019, respectively, for this warrant. Approximately $9,000 was amortized for this warrant during each of the six-month periods ended June 30, 2020 and 2019, respectively.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended June 30, 2020 and 2019, respectively. Approximately $10,000 was amortized during each of the six-month periods ended June 30, 2020 and 2019, respectively.

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

The New Loans have a maturity date of July 19, 2022. The New Loans do not bear interest and we are permitted to make optional prepayments at any time without premium or penalty.

The New Loans include customary affirmative covenants for secured transactions of this type, including compliance with laws, maintenance of insurance, maintenance of assets, timely payments of taxes and notice of adverse events. The loan agreement and ancillary documents include customary negative covenants including limitations on liens on assets of the Company.

Concurrent with the New Loans, we entered into a warrant with Mr. Ikeda granting Mr. Ikeda the right to purchase up to 954,231 shares of our common stock. This warrant was exercisable until July 19, 2022, at an exercise price of $0.10 for the first 498,981 shares, $0.20 for the next 273,981 shares and $0.30 for the final 181,269 shares.  Mr. Ikeda exercised the warrant in December 2018.

Concurrent with the New Loans, we entered into a warrant with Mr. Berg granting Mr. Berg the right to purchase up to 318,077 shares of our common stock. This warrant was exercisable until July 19, 2022, at an exercise price of $0.10 for the first 166,327 shares, $0.20 for the next 91,327 shares and $0.30 for the final 60,423 shares.  Mr. Berg exercised the warrant in December 2018.

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the New Loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during each of the three-month periods ended June 30, 2020 and 2019, respectively, and approximately $20,000 was amortized during each of the six-month periods ended June 30, 2020 and 2019, respectively.

Note 5 – Revolving Line of Credit

In December 2018, we entered into a revolving line of credit (the “credit facility”) with Texas Capital Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”). The obligations under the credit facility are secured by substantially all of our assets. Our wholly-owned subsidiaries, Vortech LLC, and VTC, L.L.C., jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of 80% of eligible accounts receivables, subject to customary exclusions and limitations. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 3.18% at June 30, 2020). Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused credit facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2020.

The credit facility requires that we maintain a minimum liquidity of $500,000 at all times excluding availability under the loan. It also requires us to comply with certain financial covenants including a maximum Total Leverage Ratio of 3.00, a minimum Total Interest Coverage Ratio of 2.50 and a minimum Total Fixed Charge Coverage Ratio of 1.25. The credit facility also limits the amount of new indebtedness to $250,000 per fiscal year without Lender’s prior written approval. In June 2020, we modified the terms of the credit facility so that if we did not meet the Total Interest Coverage Ratio of 2.5, we could satisfy the requirement by meeting a 1.25x minimum Total Interest Coverage Ratio and maintaining unrestricted liquidity for the greater of (i) $2,000,000 or (ii) two times the outstanding balance on the credit facility.

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

The maximum amount we were eligible to borrow at June 30, 2020 was approximately $140,000. There were no amounts outstanding under this credit facility at June 30, 2020. Due to our net losses we were not in compliance with the financial covenants at June 30, 2020, and therefore were not eligible to borrow against the facility.

Note 6 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 3 years. As of June 30, 2020, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(unaudited)	(unaudited)
Lease expense
Operating lease cost	$202	399
Variable lease cost	-	-
Sublease income	(16)	(32)
Total operating lease cost	186	367

Operating Lease – operating cash flows	(160)	(311)
New right-of-use assets – operating leases	-	-
Weighted average remaining lease term – operating leases (months)	21	24
Weighted average discount rate – operating leases	12.0%	12.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows (in ‘000’s):

Fiscal Year
2020	$404
2021	823
2022	209
2023	5
Thereafter	-
Total minimum future lease payments	1,441
Less imputed interest	(151)
Total	$1,290
Reported as of June 30, 2020
Current portion of lease liability	$695
Non-current portion of lease liability	595
$1,290

Note 7 - Net Loss Per-Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Basic net loss per share:
Numerator:
Net loss	$(1,042)	$(94)	$(1,410)	$(125)
Denominator:
Weighted-average shares of common stock outstanding	17,841	17,394	17,785	17,289
Basic net income (loss) per share	$(0.06)	$(0.01)	$(0.08)	$(0.01)

Diluted net loss per share:
Numerator:
Net loss	$(1,042)	$(94)	$(1,410)	$(125)
Less interest expense on convertible debt	-	-	-	-
	$(1,042)	$(94)	$(1,410)	$(125)
Denominator:
Weighted-average shares of common stock outstanding	17,841	17,394	17,785	17,289
Dilutive options and warrants outstanding	-	-	-	-
Effect of conversion of convertible notes	-	-	-	-
Number of shares used in diluted per-share computation	17,841	17,394	17,785	17,289

Diluted net loss per share	$(0.06)	$(0.01)	$(0.08)	$(0.01)

For the three-month periods ended June 30, 2020 and 2019, potentially dilutive shares of 4,750,000 and 3,613,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

For the six-month periods ended June 30, 2020 and 2019, potentially dilutive shares of 4,745,000 and 3,537,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 8 – Related Party Transactions

We have $945,000 principal outstanding at June 30, 2020 in promissory notes payable to MHW, net of remaining discount of $43,000. Per the terms of the notes, we paid interest of approximately $33,000 and $32,000 during the three-month periods ended June 30, 2020 and 2019, respectively, and we paid interest of approximately $66,000 and $62,000 during the six-month periods ended June 30, 2020 and 2019, respectively. We have $650,000 principal outstanding at June 30, 2020 in promissory notes payable to MHW Partners, net of remaining discount of $44,000. Per the terms of the notes, we paid interest of $23,000 and $22,000 during the three-month periods ended June 30, 2020 and 2019, respectively, and we paid interest of $46,000 and $43,000 during the six-month periods ended June 30, 2020 and 2019, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

 Note 9 - Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities and systems integration. Our facilities unit is involved in the design, project management and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers, and also includes our reseller services where we procure equipment to be used in our integration activities. All revenues are derived from the U.S. market. Segment operating results reflect earnings before stock-based compensation, acquisition related expenses, other expenses, net, and provision for income taxes.

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and six-month periods ended June 30, 2020 and 2019 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Facilities	$1,558	$2,041	$3,657	$4,931
Systems integration services	4,896	1,498	13,396	3,268
Total revenues	$6,454	$3,539	$17,051	$8,199

Income (loss) from operations:
Facilities	$110	$515	$129	$1,025
Systems integration services	(1,059)	(513)	(1,355)	(973)
Total income (loss) from operations	$(949)	$2	$(1,226)	$52

Depreciation expense:
Facilities	$57	$12	$108	$44
Systems integration services	50	45	95	71
Consolidated depreciation expense	$107	$57	$203	$115

Interest expense:
Facilities	$50	$64	$103	$124
Systems integration services	44	51	91	100
Consolidated interest expense	$94	$115	$194	$224

	June 30, 2020	Dec. 31, 2019
Total Assets:
Facilities	$1,034	$939
Systems integration services	4,914	6,120
Other consolidated activities	8,828	10,508
Total	$14,776	$17,567

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

In March 2020, the coronavirus disease 2019 ("COVID-19") was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

The onset of the COVID-19 pandemic has had an immediate and ongoing impact on our operations in both our facilities segment and our systems integration segment. Travel restrictions and other customer-actions that have restricted physical access to customer sites have negatively impacted our facilities segment because we have been unable to access customer locations to provide our services. The delay of customer projects also negatively affected our facilities segment. Our facilities revenues have decreased by 26% in the first half of 2020 compared to the previous year because of these restrictions. Our systems integration business has not seen a revenue decline because of the pandemic but has been negatively impacted due to logistical and supply-chain issues that have affected component supply to us. This has had a material impact on our ability to complete several reseller transactions during the first half of 2020 because we could not complete the procurement of inventory for customers. Safety and other measures that we also had to implement in our systems integration facility because of the pandemic have materially increased the cost of operating and providing our services during the second quarter of 2020 and this has negatively impacted our second quarter financial performance.

At this point we do not know how long this pandemic and its associated impact on our business will continue, or if it will worsen or improve. To the extent these travel restrictions continue, the pandemic worsens, or we have further supply chain challenges, our business will continue to be negatively impacted.

During the second quarter of 2020 we were able to participate in the Payroll Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and qualified for a loan of approximately $890,000. The proceeds were received in April 2020 and were used for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. We intend to apply for forgiveness of this loan amount during the third quarter of 2020 as contemplated by the CARES Act. There is no guarantee however that we will receive forgiveness for all or any of the loan proceeds.

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

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements, which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all the customers' equipment (excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter into comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

Revenues for the three-month period ended June 30, 2020 increased by $2.9 million or 82% compared to the second quarter of 2019. This growth was driven by $3 million of reseller services in 2020 that drove a 227% increase in our systems integration segment compared to the prior year. We began providing reseller services in the third quarter of 2019 where we procure third-party hardware, software and services on our customer’s behalf that are then used in our integration services as we integrate those components to deliver a completed system to our customer. Traditionally, the majority of our integration services have been performed using customer-owned inventory.

Revenues in our facilities segment decreased by $0.5 million or 24% compared to the second quarter of 2019 due to lower levels of modular data center deployments. This was caused by customer deferrals of projects and by restrictions on travel and site access primarily as a result of the COVID-19 pandemic that prevented us from accessing customer locations to provide services during the period.

Revenues of $17.1 million for the six-month period ended June 30, 2020 increased by $8.9 million or 108% compared to the $8.2 million we had in the first half of 2019. This increase was primarily attributable to the $9.8 million of reseller services in 2020 that drove a 310% increase in our systems integration segment compared to 2019 when we had no such services. Primarily due to site access restrictions caused by the COVID-19 pandemic, we have seen a $1.3 million, or 26% decrease in our facilities segment revenues in the first six months of 2020 compared to the comparable period in 2019.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 88% for the three-month period ended June 30, 2020 compared to 59% for the same period in 2019. This increase from the second quarter of 2019 reflects the introduction of our reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional integration and maintenance services. As the percentage of our total revenue derived from reseller services increases, we would anticipate that cost of revenue as a percentage of sales will increase. Absent the reseller business, the profit margin from our integration and maintenance services decreased by 15% in the second quarter of 2020 compared to the same quarter of 2019 due to higher operating costs of our integration facility due to the COVID-19 pandemic. For the six-month period ended June 30, 2020 the cost of revenue as a percentage of revenue was 86% compared to 62% for the same period in 2019, reflecting the impact of our reseller services on our cost of revenue.

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

Gross Profit

Our gross profit margin for the three-month period ended June 30, 2020 was 12% compared to a gross profit margin of 41% in the second quarter of 2019. This decrease in margin compared to the second quarter of 2019 was primarily attributable to the introduction of our reseller business where we earn much lower margins on product purchase/resell services than what we earn from our core integration and maintenance activities. The decrease in gross margin in the second quarter was attributable to the higher operating cost of our systems integration business because of changes made to deal with the COVID-19 pandemic. For the six-month period ended June 30, 2020 our gross profit margin was 14% compared to a gross profit margin of 38% for the same period of 2019. This decrease in margin was due to the introduction of reseller services in our 2020 results. Despite the impact of reseller revenues in 2020 that increased our revenues compared to 2019, over overall gross profit decreased by $720,000 in the six months ended June 30, 2020 compared to the same period of 2019, reflecting lower profitability in our facilities business, and higher operating costs and lower profitability in our systems integration business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended June 30, 2020, our selling, general and administrative expenses increased by $213,000 or 16% compared to the second quarter of 2019. This increase was due primarily to higher compensation-related costs and for higher costs related to increasing our production capabilities, including the introduction of new systems. Our selling, general and administrative expenses decreased by $175,000 or 10% from the $1.8 million we had in the first quarter of 2020 due to lower professional fees as we incur professional fees associated with audit and public-company filing expenses in the first quarter of each calendar year. For the six-month period ended June 30, 2020, our selling, general and administrative expenses of $3.3 million were $467,00 or 16% higher than the same period of 2019, mainly due to higher levels of staffing and personnel costs.

Operating Income (Loss)

For the three-month period ended June 30, 2020, we recorded an operating loss of $949,000. This compares to an operating profit of $2,000 that we had in the second quarter of 2019 and an operating loss of $277,000 in the first quarter of 2020.

Net Loss

After net interest expense and income taxes we recorded a net loss of $1,042,000 or ($0.06) per share for the three-month period ended June 30, 2020. This compared to a net loss of $94,000 or $(0.01) per share for the second quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2020 are our cash and cash equivalents on hand, funds available under our bank credit facility, vendor trade-credit and projected cash flows from operating activities.

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

As at June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $7.1 million and $8.7 million, respectively.

Significant Uses of Cash

Operating Activities

Cash used in operating activities for the six-month period ended June 30, 2020 was $1.9 million compared to cash provided by operating activities of $155,000 for the six-month period ended June 30, 2019. This change was largely attributable to the financial aspects of our reseller business which we did not have in the comparable period of 2019 and due to the operating losses we incurred in 2020. Due to the structure of our reseller arrangements, there was a large amount of vendor payables at December 31, 2019 for resale inventory purchased in late 2019. This resulted in a significant amount of vendor payments made in early 2020, which greatly contributed to the amount of cash used in operating activities. During the second quarter as we prepared for more reseller transactions we saw an increase in inventory, receivables and payables all tied to our reseller business. We have been able to structure our reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit to continue financing our reseller activities as we grow this business during 2020.

Investing Activities

Cash used in investing activities was $363,000 in the six-month period ended June 30, 2020 for the purchases of property and equipment as we expanded our production floor, and added new infrastructure and equipment to support new services. This compares to cash used in the first half of 2019 of $164,000 for purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $722,000 for the six-month period ended June 30, 2020 compared to cash used in financing activities of $99,000 for the six-month period ended June 30, 2019. In April 2020, we received approximately $890,000 in proceeds from the PPP Loan issued pursuant to the Small Business Administration Paycheck Protection Program of the Coronavirus Air, Relief and Economic Security Act of 2020 (the “CARES Act”). These funds were made available to qualifying companies to help cover payroll, rent and other costs to assist companies in managing the economic impact of the COVID-19 pandemic. We also received $2,000 in proceeds provided by the exercise of employee stock options in 2020 and used $170,000 in the purchase of stock related to tax obligations around option exercises and vesting of restricted shares in 2020. In 2019 there was $54,000 received from the exercise of employee stock options and $153,000 used in the purchase of stock related to tax obligations around the option exercises.

We intend to apply to our bank for forgiveness of some or all of the PPP Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent, and covered utility payments, in each case incurred by us during the eight-week period following the effective date of the loan, calculated in accordance with the terms of the CARES Act. Certain reductions in our payroll costs during the eight-week period may reduce the amount of the PPP Loan eligible for forgiveness. There is no guarantee that we will receive forgiveness for any fixed amount of any PPP Loan proceeds.

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

Off-Balance Sheet Arrangements

As at June 30, 2020 we had no off -balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2019 with the exception of the adoption and evaluation of the adoption date and the impact of the adoption of recently issued accounting pronouncement guidance on our consolidated financial statements and disclosures. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

The onset of the COVID-19 pandemic has had an immediate and ongoing impact on our operations in our facilities segment and systems integration segment. Ongoing restrictions due to the pandemic could continue to negatively impact our facilities segment as we are unable to travel or face restricted access to customer sites to perform services. For example, a significant customer of this segment has restricted access to its data centers sites, which prevented us from deploying new modular data centers and performing other activities for this customer which contributed to a 26% reduction in revenues in our facilities segment in the first six-months of 2020 compared to the prior year. During the first and second quarters of 2020, our systems integration segment experienced a number of project delays caused by interruptions in our largest customer’s supply chain. This customer was unable to source the necessary IT components for many of its jobs because of the effects of the pandemic on production facilities in China. These interruptions prevented us from performing integration services on those projects and also delayed our ability to complete reseller services for some of our customers. We also incurred additional personnel and operating costs to meet health and safety guidelines imposed because of the COVID-19 pandemic so that we could continue to operate our integration facility throughout the pandemic. The Company does not know how long the travel restrictions and logistical and supply-chain issues will continue as a result of the COVID-19 pandemic. To the extent these restrictions continue or we or our customers have further supply chain challenges for the foreseeable future, the effects on our business, results of operations, and financial condition could be material.

Item 6. Exhibits.

10.1*	Business Loan Agreement (Asset Based), dated June 24, 2020, between the Company and Texas Capital Bank, National Association

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** 32.2**

Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: August 14, 2020	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)