Form 10-Q
period 2020-09-30
TSS, Inc.
filed 2020-11-16
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 16, 2020              18,945,135

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended September 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	September 30,
	2020	December 31,
	(unaudited)	2019

Current Assets:
Cash and cash equivalents	$9,455	$8,678
Contract and other receivables, net	1,258	3,865
Costs and estimated earnings in excess of billings on uncompleted contracts	341	181
Inventories, net	207	1,353
Prepaid expenses and other current assets	237	108
Total current assets	11,498	14,185
Property and equipment, net	764	705
Lease right-of-use asset	1,034	1,481
Goodwill	780	780
Intangible assets, net	239	307
Other assets	230	109
Total assets	$14,545	$17,567

Current Liabilities:
Bank note payable	$373	$-
Accounts payable and accrued expenses	2,888	8,851
Deferred revenues	4,959	2,104
Current portion of lease liabilities	721	645
Total current liabilities	8,941	11,600
Long-term borrowings	2,183	2,028
Non-current portion of lease liabilities	404	956
Non-current portion of bank note payable	520	-
Non-current portion of deferred revenues	117	114
Total liabilities	12,165	14,698

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2020 and December 31, 2019; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2020 and December 31, 2019; 18,945 and 18,524 issued; 17,851 and 17,562 outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	69,902	69,661
Treasury stock 1,094 and 962 shares at cost at September 30, 2020 and December 31, 2019	(1,872)	(1,700)
Accumulated deficit	(65,652)	(65,094)
Total stockholders' equity	2,380	2,869
Total liabilities and stockholders’ equity	$14,545	$17,567

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Results of Operations:
Revenue	$20,763	$4,176	$37,814	$12,375
Cost of revenue	17,990	2,679	32,673	7,790
Gross profit	2,773	1,497	5,141	4,585
Selling, general and administrative expenses	1,668	1,425	5,011	4,301
Depreciation and amortization	139	84	390	244
Total operating costs	1,807	1,509	5,401	4,545
Income (loss) from operations	966	(12)	(260)	40
Other income (expense):
Interest expense, net	(105)	(78)	(271)	(238)
Income (loss)from operations before income taxes	861	(90)	(531)	(198)
Income tax expense	9	5	27	22
Net income (loss)	$852	$(95)	$(558)	$(220)

Basic income (loss) per common share	$0.05	$(0.01)	$(0.03)	$(0.01)
Diluted income (loss) per common share	$0.04	$(0.01)	$(0.03)	$(0.01)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2019	17,520	$2	$69,241	777	$(1,542)	$(65,220)	$2,481
Restricted stock vested	390	-	-	-	-	-	-
Stock options exercised	310	-	31	-	-	-	31
Treasury shares repurchased	-	-	-	159	(137)		(137)
Stock-based compensation	-	-	72	-	-	-	72
Net loss	-	-	-	-	-	(31)	(31)
Balance at March 31, 2019	18,220	$2	$69,344	936	$(1,679)	$(65,251)	$2,416
Treasury shares repurchased	-	-	-	20	(16)	-	(16)
Stock options exercised	230	-	23	-	-	-	23
Stock-based compensation	-	-	87	-	-	-	87
Net loss	-		-	-	-	(94)	(94)
Balance at June 30, 2019	18,450	$2	$69,454	956	$(1,695)	$(65,345)	$2,416
Treasury shares repurchased	-	-	-	3	(3)	-	(3)
Stock options exercised	50	-	5	-	-	-	5
Stock-based compensation	-	-	85	-	-	-	85
Net loss	-	-	-	-	-	(95)	(95)
Balance at September 30, 2019	18,500	$2	$69,544	959	$(1,698)	$(65,440)	$2,408

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2020	18,524	$2	$69,661	962	$(1,700)	$(65,094)	$2,869
Restricted stock vested	392	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	130	(170)	-	(170)
Stock options exercised	24	-	2	-	-	-	2
Stock-based compensation	-	-	109	-	-	-	109
Net loss	-	-	-	-	-	(368)	(368)
Balance at March 31, 2020	18,940	$2	$69,772	1,092	$(1,870)	$(65,462)	$2,442
Stock-based compensation	-	-	93	-	-	-	93
Net loss	-	-	-	-	-	(1,042)	(1,042)
Balance at June 30, 2020	18,940	$2	$69,865	1,092	$(1,870)	$(66,504)	$1,493
Treasury shares repurchased	-	-	-	2	(2)	-	(2)
Stock-based compensation	-	-	37	-	-	-	37
Restricted stock vested	5	-	-	-	-	-	-
Net income	-	-	-	-	-	852	852
Balance at September 30, 2020	18,945	$2	69,902	1,094	$(1,872)	$(66,652)	$2,380

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(558)	$(220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	390	244
Non-cash interest	90	80
Amortization of debt discount	68	60
Stock-based compensation	239	244
Changes in operating assets and liabilities:
Contract and other receivables	2,607	(129)
Costs and estimated earnings in excess of billings on uncompleted contracts	(160)	(252)
Inventories, net	1,146	(1,077)
Prepaid expenses and other current assets	(250)	110
Right-of-use assets	447	391
Accounts payable and accrued expenses	(5,963)	817
Deferred revenues	2,858	247
Operating lease liabilities	(476)	(373)
Net cash provided by operating activities	438	142
Cash Flows from Investing Activities:
Capital expenditures	(381)	(301)
Net cash used in investing activities	(381)	(301)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	2	59
Proceeds from bank note payable	890	-
Repurchase of stock	(172)	(156)
Net cash proved by (used in) financing activities	720	(97)
Net increase (decrease) in cash and cash equivalents	777	(256)
Cash and cash equivalents at beginning of period	8,678	6,178
Cash and cash equivalents at end of period	$9,455	$5,922
Supplemental disclosure of cash flow information:
Cash paid for interest	$154	$182
Cash paid for taxes	$62	$63

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of September 30, 2020, and December 31, 2019, our allowance for doubtful accounts was $8,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended Sept. 30,		Nine-Months Ended Sept 30,
	2020	2019	2020	2019
FACILITIES:
Maintenance revenues	$893	$996	$2,833	$3,148
Equipment sales	171	192	383	420
Deployment and other services	1,299	1,362	2,804	3,913
Total Facilities revenues	$2,363	$2,550	$6,020	$7,481

SYSTEMS INTEGRATION:
Integration services	$2,551	$1,486	$6,155	$4,754
Reseller services	15,849	140	25,639	140
Total Systems Integration revenues	$18,400	$1,626	$31,794	$4,894
TOTAL REVENUES	$20,763	$4,176	$37,814	$12,375

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of September 30, 2020, deferred revenue of $5,076,000 includes $2,668,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $2,291,000 relating to reseller and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. The remaining $117,000 of deferred revenue is our remaining performance obligations for maintenance services, which is expected to be recognized between one and three years.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30
	2020	2019	2020	2019

US-based IT OEM	99%	93%	97%	91%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 77% and 96% of our trade accounts receivable at September 30, 2020 and December 31, 2019, respectively. No other customer represented more than 10% of our accounts receivable at September 30, 2020 or at December 31, 2019.

Non-recourse factoring

                We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as sales of the receivable. The financial institution assumes the full risk of collection, without recourse to the company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $23.6 million and $4.2 million for the three-month periods ended September 30, 2020 and 2019, respectively. We paid financing fees under this arrangement of approximately $35,000 and $28,000 for the three-month periods ended September 30, 2020 and 2019, respectively, which was recorded as interest expense in our consolidated statement of operations. The aggregate gross amount financed under this agreement for the nine-month periods ended September 30, 2020 and 2019 was approximately $42.3 million and $12.7 million, respectively. We paid financing fees under this arrangement of approximately $69,000 and $102,000 for the nine-month periods ended September 30, 2020 and 2019, respectively, which was recorded as interest expense in our consolidated statement of operations.

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2017-04, Intangibles – Goodwill and Other (topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in this ASU simplify how all entities assess goodwill for impairment by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. Specifically, the amendments in ASU 2017-04 eliminates Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying value, no impairment should be recorded. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. For any reporting units with a zero or negative carrying amount, ASU 2017-04 adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. ASU 2017-04 was effective for the Company for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods. We adopted ASU 2017-04 effective on January 1, 2020 and adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

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

In August 2018, FASB issued Accounting Standards Update 2018-15, Intangibles-Goodwill and Other Internal Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2015-18”). ASU 2018-15 aligns a company’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2015-18 clarifies that a company should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is a service contract. ASU 2018-15 does not change the accounting for the service component of a cloud computing arrangement. ASU 2018-15 is effective for our fiscal 2020 year and interim periods beginning in 2020. We applied the prospective transition approach when we adopted this guidance in 2020 as we implement cloud computing arrangements in 2020 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	September 30, 2020	December 31, 2019
	(unaudited)
Contract and other receivables	$1,266	$3,873
Allowance for doubtful accounts	(8)	(8)
Contracts and other receivables, net	$1,258	$3,865

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$173	$99
Reseller inventories	38	1,258
Reserve	(4)	(4)
Inventories, net	$207	$1,353

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	September 30, 2020
	(unaudited)		December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(667)	$906	$(599)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	September 30, 2020	December 31, 2019
	(unaudited)
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At December 31, 2019, the date of our last annual test, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $23,000 for each of the three-month periods ended September 30, 2020 and 2019, respectively. We recognized amortization expense related to intangibles of approximately $68,000 for each of the nine-month periods ended September 30, 2020 and 2019, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate its indefinite lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2019 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three and nine-month periods ended September 30, 2020 or 2019 that would have required an interim impairment analysis of our goodwill and other long-lived intangible assets.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			September 30, 2020	December 31, 2019
				(unaudited)
Trade equipment		5		$144	$105
Leasehold improvements	2	-	5	725	638
Furniture and fixtures		7		16	16
Computer equipment and software		3		2,057	1,802
				2,942	2,561
Less accumulated depreciation				(2,178)	(1,856)
Property and equipment, net				$764	$705

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $116,000 and $62,000 for the three-month periods ended September 30, 2020 and 2019, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $322,000 and $176,000 for the nine-month periods ended September 30, 2020 and 2019, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	September 30, 2020	December 31, 2019
	(unaudited)
Accounts payable	$1,636	$7,890
Accrued expenses	877	473
Compensation, benefits & related taxes	362	464
Other accrued expenses	13	24
Total accounts payable and accrued expenses	$2,888	$8,851

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

The PPP Loan, which took the form of a promissory note issued by the Borrower, has a two-year term maturing on April 12, 2022, bears interest at a rate of 1% per annum and principal and interest payments will be deferred for the first six months of the loan term, which has since been updated according to the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”).

In June 2020, the Flexibility Act was signed into law, which amended the CARES Act. The Flexibility Act changed key provisions of the PPP, including, but not limited to, provisions relating to (i) the maturity of PPP loans, (ii) the deferral period covering PPP loan payments, and (iii) the process for measurement of loan forgiveness. More specifically, the Flexibility Act provides a minimum maturity of five years for all PPP loans made on or after the date of the enactment of the Flexibility Act (“June 5, 2020”) and permits lenders and borrowers to extend the maturity date of earlier PPP loans by mutual agreement. As of the date of this filing, the Company has not approached the lender to request an extension of the maturity date from two years to five years.

The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. Therefore, the Company’s deferral period for principal and interest payments was updated from six months according the terms and conditions of the PPP Loan to ten months after the expiration of the eight-week covered period adopted by the Company, which will be in May 2021. In addition, the Flexibility Act extended the length of the covered period from eight weeks to twenty-four weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or twenty-four weeks.

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

The Borrower may apply to the lender for forgiveness of some or all of the PPP Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent and covered utilities payments, in each case incurred by the Borrower during the measurement period following the effective date of the promissory note, calculated in accordance with the terms of the CARES Act. Certain reductions in the Borrower’s payroll costs during the measurement period may reduce the amount of the PPP Loan eligible for forgiveness. We applied for full forgiveness of the loan in August 2020 but have yet to receive a determination from the Small Business Administration to our forgiveness application. There is no guarantee, and the lender does not make any representation, that the Borrower will receive forgiveness for any fixed amount of any of the PPP Loan proceeds received by the Borrower.

	September 30, 2020	December 31, 2019
	(unaudited)
Notes Payable due April 2022	$890	$-
Accrued interest	3	-
	893	-
Current portion of promissory notes	373	-
Non-current portion of promissory notes	$520	$-

Note 4 – Long-Term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	September 30, 2020	December 31, 2019
	(unaudited)
Notes Payable due July 2022	$1,995	$1,995
Accrued in-kind interest – long term	341	255
Less unamortized discount and debt issuance costs	(153)	(222)
	2,183	2,028
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$2,183	$2,028

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

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. We can prepay the loan at any time without penalty.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized to interest expense using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended September 30, 2020 and 2019, respectively, for this warrant. Approximately $14,000 was amortized for this warrant during each of the nine-month periods ended September 30, 2020 and 2019, respectively.

On July 19, 2017, we borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time without penalty.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended September 30, 2020 and 2019, respectively. Approximately $15,000 was amortized during each of the nine-month periods ended September 30, 2020 and 2019, respectively.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the New Loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during each of the three-month periods ended September 30, 2020 and 2019, respectively, and approximately $30,000 was amortized during each of the nine-month periods ended September 30, 2020 and 2019, respectively.

Note 5 – Revolving Line of Credit

In December 2018, we entered into a revolving line of credit (the “credit facility”) with Texas Capital Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”). The obligations under the credit facility are secured by substantially all of our assets. Our wholly-owned subsidiaries, Vortech L.L.C., and VTC, L.L.C. jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of 80% of eligible accounts receivables, subject to customary exclusions and limitations. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 3.18% at September 30, 2020). Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused credit facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2020.

The credit facility requires that we maintain a minimum liquidity of $500,000 at all times excluding availability under the loan. It also requires us to comply with certain financial covenants including a maximum Total Leverage Ratio of 3.00, a minimum Total Interest Coverage Ratio of 2.50 and a minimum Total Fixed Charge Coverage Ratio of 1.25. The credit facility also limits the amount of new indebtedness to $250,000 per fiscal year without Lender’s prior written approval. In June 2020 we modified the terms of the credit facility so that if we did not meet the Total Interest Coverage Ratio of 2.5, we could satisfy the requirement by meeting a 1.25x minimum Total Interest Coverage Ratio and maintaining unrestricted liquidity for the greater of (i) $2,000,000 or (ii) two times the outstanding balance on the credit facility.

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

The maximum amount we would have been eligible to borrow at September 30, 2020 was approximately $122,000. There were no amounts outstanding under this credit facility at September 30, 2020 and December 31, 2019. Due our year-to-date net losses, we were not in compliance with the financial covenants at September 30, 2020, and therefore were not eligible to borrow against the facility.

Note 6 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 3 years. As of September 30, 2020, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Lease expense
Operating lease cost	$202	601
Variable lease cost	-	-
Sublease income	(16)	(48)
Total operating lease cost	186	553

Operating Lease – operating cash flows	(165)	(476)
New right-of-use assets – operating leases	-	-
Weighted average remaining lease term – operating leases (months)	18	21
Weighted average discount rate – operating leases	12.0%	12.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows (in ‘000’s):

Fiscal Year
2020	$202
2021	823
2022	209
2023	5
Thereafter	-
Total minimum future lease payments	1,239
Less imputed interest	(114)
Total	$1,125

Reported as of September 30, 2020
Current portion of lease liability	$721
Non-current portion of lease liability	404
$1,125

Note 7 - Net Income (Loss) Per-Share

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept 30,
	2020	2019	2020	2019

Basic net income (loss) per share:
Numerator:
Net income (loss)	$852	$(95)	$(558)	$(220)
Denominator:
Weighted-average shares of common stock outstanding	17,844	17,506	17,804	17,363

Basic net income (loss) per share	$0.05	$(0.01)	$(0.03)	$(0.01)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$852	$(95)	$(558)	$(220)
Less interest expense on convertible debt	-	-	-	-
	$852	$(95)	$(558)	$(220)
Denominator:
Weighted-average shares of common stock outstanding	17,844	17,506	17,804	17,363
Dilutive options and warrants outstanding	3,156	-	-	-
Effect of conversion of convertible notes	-	-	-	-
Number of shares used in diluted per-share computation	21,000	17,506	17,804	17,363

Diluted net income (loss) per share	$0.04	$(0.01)	$(0.03)	$(0.01)

For the three-month period ended September 30, 2020, no potentially dilutive shares were excluded from the calculation of dilutive shares. For the three-month period ended September 30, 2019, potentially dilutive shares of 3,521,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

For the nine-month periods ended September 30, 2020 and 2019, potentially dilutive shares of 5,021,000 and 3,325,000 were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 8 – Related Party Transactions

We have $945,000 principal outstanding at September 30, 2020 in promissory notes payable to MHW, net of remaining discount of $33,000. Per the terms of the notes, we paid interest of approximately $34,000 and $32,000 during the three-month periods ended September 30, 2020 and 2019, respectively, and we paid interest of approximately $101,000 and $95,000 during the nine-month periods ended September 30, 2020 and 2019, respectively. We have $650,000 principal outstanding at September 30, 2020 in promissory notes payable to MHW Partners, net of remaining discount of $34,000. Per the terms of the notes, we paid interest of $24,000 and $22,000 during the three-month periods ended September 30, 2020 and 2019, respectively, and we paid interest of $69,000 and $65,000 during the nine-month periods ended September 30, 2020 and 2019, respectively. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and nine-month periods ended September 30, 2020 and 2019 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2020	2019	2020	2019
Revenues:
Facilities	$2,363	$2,550	$6,020	$7,481
Systems integration services	18,400	1,626	31,794	4,894
Total revenues	$20,763	$4,176	$37,814	$12,375

Income (loss) from operations:
Facilities	$373	$475	$503	$1,499
Systems integration services	593	(487)	(763)	(1,459)
Total income (loss) from operations	$966	$(12)	$(260)	$40

Depreciation expense:
Facilities	$54	$13	$170	$57
Systems integration services	62	47	149	119
Consolidated depreciation expense	$116	$60	$319	$176

Interest expense:
Facilities	$56	$43	$144	$132
Systems integration services	49	35	127	106
Consolidated interest expense	$105	$78	$271	$238

	Sept 30, 2020	Dec. 31, 2019
Total Assets:
Facilities	$954	$939
Systems integration services	2,472	6,120
Other consolidated activities	11,119	10,508
Total	$14,545	$17,567

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

The onset of the COVID-19 pandemic has had an immediate and ongoing impact on our operations in both our facilities segment and our systems integration segment. Travel restrictions and other customer-actions that have restricted physical access to customer sites have negatively impacted our facilities segment because we have been unable to access customer locations to provide our services. The delay of projects by customers in 2020 because of the COVID-19 pandemic also negatively affected our facilities segment. Our facilities revenues have decreased by 20% in the first nine-months of 2020 compared to the previous year primarily because of these delays and restrictions. Our systems integration business has not seen a revenue decline because of the pandemic but has been negatively impacted due to logistical and supply-chain issues that have affected component supply to us. This had a material impact on our ability to complete several reseller transactions during the first half of 2020 because we could not complete the procurement of inventory for customers, although this situation has improved during the third quarter of 2020. Safety and other measures that we also had to implement in our systems integration facility because of the pandemic have materially increased the cost of operating and providing our integration services, and this has negatively impacted our 2020 financial performance.

At this point we do not know how long this pandemic and its associated impact on our business will continue, or if it will worsen or improve. To the extent these travel restrictions and customer delays continue, the pandemic worsens, or we have further supply chain challenges, our business will continue to be negatively impacted.

During the second quarter of 2020 we were able to participate in the Payroll Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and qualified for a loan of approximately $890,000. The proceeds were received in April 2020 and were used for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. We applied for forgiveness of this loan amount during the third quarter of 2020 as contemplated by the CARES Act but have not yet received notification from the Small Business Administration that our application for forgiveness has been successful. There is no guarantee however that we will receive forgiveness for all or any of the loan proceeds.

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

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements, and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all the customers’ equipment (excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter into comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

Revenues for the three-month period ended September 30, 2020 increased by $16.6 million or 397% compared to the third quarter of 2019. This growth was primarily driven by $15.8 million of reseller services in 2020 that drove a 1032% increase in our systems integration segment compared to the prior year, and from a 71% increase in our core integration service activities compared to the third quarter of 2019. We began providing reseller services in the third quarter of 2019 where we procure third-party hardware, software and services on our customer’s behalf that are then used in our integration services as we integrate those components to deliver a completed system to our customer. Traditionally, the majority of our integration services have been performed using customer-owned inventory.

Revenues in our facilities segment decreased by $0.2 million or 7% compared to the third quarter of 2019 due to lower levels of modular data center deployments compared to the previous year. This was caused by customer deferrals of projects and by restrictions on travel and site access primarily as a result of the COVID-19 pandemic that prevented us from accessing customer locations to provide services during the period.

Revenues of $37.8 million for the nine-month period ended September 30, 2020 increased by $25.4 million or 206% compared to the $12.4 million we had in the first nine-months of 2019. This increase was primarily attributable to the $25.6 million of reseller services in 2020 that drove a 550% increase in our systems integration segment compared to 2019 when we had just begun providing such services. Primarily due to site access restrictions caused by the COVID-19 pandemic we have seen a $1.5 million, or 20% decrease in our facilities segment revenues in the first nine months of 2020 compared to the comparable period in 2019.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 87% for the three-month period ended September 30, 2020 compared to 64% for the same period in 2019. This increase from the third quarter of 2019 reflects the introduction of our reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional integration and maintenance services. As the percentage of our total revenue derived from reseller services increases, we would anticipate that cost of revenue as a percentage of sales will increase. Absent the reseller business, the profit margin from our integration and maintenance services decreased by 5% in the third quarter of 2020 compared to the same quarter of 2019 primarily due to higher operating costs of our integration facility due to the COVID-19 pandemic. For the nine-month period ended September 30, 2020 the cost of revenue as a percentage of revenue was 86% compared to 63% for the same period in 2019, reflecting the impact of our reseller services on our cost of revenue.

As our reseller business is relatively new, the level of expected revenue from our reseller services has and will continue to fluctuate significantly on a quarterly basis. As a result, our cost of revenue as a percentage of total revenue will also fluctuate significantly. Cost of revenue for reseller services is higher than cost of revenue for our integration and maintenance services.

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

Gross Profit

Our gross profit margin for the three-month period ended September 30, 2020 was 13% compared to a gross profit margin of 36% in the third quarter of 2019. This decrease in margin compared to the third quarter of 2019 was primarily attributable to the introduction of our reseller business where we earn much lower margins on product purchase/resell services than what we earn from our core integration and maintenance activities. The decrease in gross margin in the third quarter was also attributable to the higher operating cost of our systems integration business because of changes made to deal with the COVID-19 pandemic. For the nine-month period ended September 30, 2020 our gross profit margin was 14% compared to a gross profit margin of 37% for the same period of 2019. This decrease in margin was due to the introduction of reseller services in our 2020 results. Because of the impact of reseller revenues in 2020 that increased our revenues compared to 2019, over overall gross profit increased by $1.3 million or 85% for the three-month period ended September 30, 2020, and our gross profits increased by $556,000 or 12% in the nine months ended September 30, 2020 compared to the same period of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended September 30, 2020, our selling, general and administrative expenses increased by $243,000 or 17% compared to the third quarter of 2019. This increase was due primarily to higher compensation-related costs and for higher costs related to increasing our production capabilities, including the introduction of new systems. For the nine-month period ended September 30, 2020, our selling, general and administrative expenses of $5.0 million were $710,00 or 17% higher than the same period of 2019, mainly due to higher levels of staffing and personnel costs.

Operating Income (Loss)

For the three-month period ended September 30, 2020, we recorded operating income of $966,000. This compares to an operating loss of $12,000 that we had in the third quarter of 2019. For the nine-month period ended September 30, 2020, we recorded an operating loss of $260,000 which compares to operating income of $40,000 for the comparable period in 2019.

Net Income (Loss)

After net interest expense and income taxes we recorded net income of $852,000 or $0.05 per share for the three-month period ended September 30, 2020. This compared to a net loss of $95,000 or $(0.01) per share for the third quarter of 2019. For the nine-month period ended September 30, 2020, we recorded a net loss of $558,000 or $(0.03) per share. This compares to a net loss of $220,000 or $(0.01) per share in the nine-month period ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2020 are our cash and cash equivalents on hand, funds available under our bank credit facility, vendor trade-credit and projected cash flows from operating activities.

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

As at September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $9.5 million and $8.7 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash provide by operating activities for the nine-month period ended September 30, 2020 was $438,000 compared to cash provided by operating activities of $142,000 for the nine-month period ended September 30, 2019. This change was largely attributable to the financial aspects of our reseller business which we did not have in the comparable period of 2019 despite the operating losses we incurred in 2020. During the quarter as we prepared for more reseller transactions, we saw an increase in inventory, receivables and payables all tied to our reseller business. We have been able to structure our reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. As we executed these transactions in the third quarter we generated approximately $2.5 million in operating cash flows through management of the cash flows associated with these transactions. On a year-to-date basis the net cash flows of these transactions offset and balance out, and the resulting profits increased our cash flows from operations. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2020 and beyond.

Investing Activities:

Cash used in investing activities was $381,000 in the nine-month period ended September 30, 2020 for the purchases of property and equipment as we expanded our production floor and added new infrastructure and equipment to support new services. This compares to cash used in the same period of 2019 of $301,000 for purchases of property and equipment.

Financing Activities:

Cash provided by financing activities was $720,000 for the nine-month period ended September 30, 2020 compared to cash used in financing activities of $97,000 for the nine-month period ended September 30, 2019. In April 2020, we received approximately $890,000 in proceeds from a loan (the “PPP Loan”) issued pursuant to the Small Business Administration Paycheck Protection Program of the Coronavirus Air, Relief and Economic Security Act of 2020 (the “CARES Act”). These funds were made available to qualifying companies to help cover payroll, rent and other costs to assist companies in managing the economic impact of the COVID-19 pandemic. We also received $2,000 in proceeds provided by the exercise of employee stock options in 2020 and used $172,000 in the purchase of stock related to tax obligations around option exercises and vesting of restricted shares in 2020. In 2019 there was $59,000 received from the exercise of employee stock options and $156,000 used in the purchase of stock related to tax obligations around the option exercises.

In August 2020, we applied to our bank for forgiveness of all of the PPP Loan, with the amount which may be forgiven based upon the sum of eligible payroll costs, mortgage interest, covered rent, and covered utility payments, in each case incurred by us during the eight-week period following the effective date of the loan, calculated in accordance with the terms of the CARES Act. Certain reductions in our payroll costs during the eight-week period may reduce the amount of the PPP Loan eligible for forgiveness. We have not yet received any notification from the Small Business Administration that the loan will be fully or partially forgiven, and under the CARES Act they have up to ninety days from the date of our request to process it. There is no guarantee that we will receive forgiveness for any fixed amount of any PPP Loan proceeds.

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

Off-Balance Sheet Arrangements

As at September 30, 2020 we had no off -balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

The onset of the COVID-19 pandemic has had an immediate and ongoing impact on our operations in our facilities segment and systems integration segment. Ongoing restrictions due to the pandemic could continue to negatively impact our facilities segment as we are unable to travel or face restricted access to customer sites to perform services. For example, a significant customer of this segment has restricted access to its data centers sites, which prevented us from deploying new modular data centers and performing other activities for this customer which contributed to a 20% reduction in revenues in our facilities segment in the first nine-months of 2020 compared to the prior year. During the first and second quarters of 2020, our systems integration segment experienced a number of project delays caused by interruptions in our largest customer’s supply chain. This customer was unable to source the necessary IT components for many of its jobs because of the effects of the pandemic on production facilities in China. These interruptions prevented us from performing integration services on those projects and also delayed our ability to complete reseller services for some of our customers. We have also incurred additional personnel and operating costs to meet health and safety guidelines imposed because of the COVID-19 pandemic so that we could continue to operate our integration facility throughout the pandemic. The Company does not know how long the travel restrictions and logistical and supply-chain issues will continue as a result of the COVID-19 pandemic. To the extent these restrictions continue or we or our customers have further supply chain challenges for the foreseeable future, the effects on our business, results of operations, and financial condition could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended September 30, 2020:

Monthly Period During the Quarter Ended September 30, 2020	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jul. 1, 2020 - Jul. 31, 2020	0	$-	-	-
Aug.1, 2020 – Aug. 31, 2020	1,730	$0.94
Sep. 1, 2020 – Sep, 30, 2020	0	$-	-	-
Total	1,730	$0.94

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** 32.2**

Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: November 16, 2020	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)