Form 10-K
period 2020-12-31
TSS, Inc.
filed 2021-03-29
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $11,627,475. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock, but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 29, 2021: 17,958,690

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2020 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

During 2019 we began providing procurement and reseller services to our clients. Previously almost all inventory used in our systems integration business was consigned to us by our original equipment manufacturer (OEM) and end-user customers. We now offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we act merely as an agent and arrange for the purchase of third-party hardware, software or services that are resold directly to the OEM and other customers. The procurement and reseller services allow us to develop direct relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects while broadening our revenue and customer base. These services also allow our customers to market and provide integrated solutions directly to their end-user customers, thereby increasing their revenues and profits.

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

Our strategy is intended to increase the amount of recurring revenues we generate from our existing customers, IT equipment partners, and major systems integrators. Our mission critical facilities experience and skills position us as a trusted advisor to our customers and allow us to work on new opportunities as our customers grow or as their facilities mature and as partners introduce us to new client opportunities.

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

In 2019 we began offering our customers procurement and reseller services where we will procure and resell the information technology hardware, software or professional services on behalf of our customers. We then use this hardware, software or services in our integration facility as we integrate these components to deliver a completed system to our customer. These services enable highly customizable solutions for our OEM and end-user customers and enable us to generate larger revenues and profits while expanding our customer base. In some cases we will simply act as an agent, and will arrange for the purchase of third-party hardware, software or professional services that are resold directly to the OEM or end-user customer.

Customers

Our customers include IT OEM equipment, technology and service companies, and private sector businesses that in some cases are the end users of the facility or in other cases are providing a facility to a government or commercial end user.

One customer comprised 97% and 96% of our revenues in the years ended December 31, 2020 and 2019, respectively.

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

Our headcount in sales and marketing has fluctuated as we have worked to align the skill sets with our evolving service offerings, leverage partner relationships and increase the consultative capability of our sales organization.

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

Employees

At December 31, 2020, we had 63 full-time employees. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

The COVID-19 pandemic has and will likely continue to negatively affect various parts of our business and will likely continue to result in reduced demand from our customers as their businesses may also be negatively affected.

The onset of the COVID-19 pandemic has had an immediate and ongoing impact on our operations in our facilities segment and our systems integration segment. Ongoing restrictions due to the pandemic could continue to negatively impact our facilities segment as we are unable to travel or face restricted access to customer sites to perform services. For example, a significant customer of this segment has restricted access to its data center sites, which prevented us from deploying new modular data centers and performing other activities for this customer, which contributed to an overall decrease in our facilities segment revenues in 2020, including a 28% decrease in deployment revenues compared to 2019. During the first and second quarter of 2020, our systems integration segment experienced a number of customer delays caused by interruptions in our largest customer’s supply chain. This customer was unable to source the necessary IT components for many of its jobs because of the effects of the pandemic on production facilities in China. These interruptions prevented us from performing integration services on those projects, and also delayed our ability to complete procurement and reseller services for some of our customers. We have also incurred additional personnel and operating costs to meet health and safety guidelines imposed because of the COVID-19 pandemic so that we could continue to operate our integration facility throughout the pandemic. The spread of the virus into our workforce could result in us having to temporarily disable our facilities preventing us from generating revenue. Similarly, if our customers or suppliers experience adverse business consequences due to COVID-19 or any other pandemic, demand for our services could also be materially adversely affected in a rapid manner. The magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19 cannot be easily estimated at this time and can change as the pandemic evolves. Should any of these potential impacts continue for an extended period of time, the impact on our business could have a material adverse effect on our results of operations and our cash flows.

 We derive a significant portion of our revenues from one customer.

We currently derive and believe that we will continue to derive in the near term a significant portion of our revenues from one OEM customer. We provide a range of different services and generate revenue from multiple business units and divisions of this OEM customer. To the extent that any significant business unit or division of this OEM customer uses less of our services or terminates its relationship with us, or this OEM reorganizes its business units and divisions in such a way that directly impacts the level of business with us, our revenues would decline significantly, which would have a material adverse effect on our financial condition and the results of our operations.  Revenues from this OEM customer comprised 97% and 96% of our total revenues for the years ended December 31, 2020 and 2019, respectively.

We are attempting to diversify our customer base but there is no guarantee that we will be successful in doing so.

After the sale of certain components of our business in 2018 and 2017, our customer concentration increased and revenue from our three largest customers comprised 99% and 98% of our total revenues for the years ended December 31, 2020 and 2019, respectively. We are continuing our efforts to add new revenue streams such as our procurement and reseller services that we began offering in 2019, as well as targeting other vendors in the data center infrastructure market including Value Added Resellers and systems integrators who have the need for IT integration services. We are also targeting other vendors in the modular data center market to leverage our expertise and capabilities in this marketplace. Our efforts to successfully add new relationships has been impacted by the COVID-19 pandemic and taken us longer than anticipated. While we believe our efforts will allow us to broaden our customer base and reduce our customer concentration, there can be no guarantee that we will be successful at these endeavors, or of the time that it will take for these efforts to be successful.

Our procurement and reseller services business is still new and the level of this business may fluctuate significantly on a quarterly basis, requiring additional working capital in order to grow.

We began providing procurement and reseller services to our customers in September 2019. We do not yet have a history of stable and ongoing contracts with customers for our procurement and reseller services and as a result we have experienced material fluctuations in our quarterly revenues from these services, which has had a material impact on our revenues and profits. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, depending on the size of potential procurement and reseller contracts, we may be required to procure material amounts of hardware, software and professional services from other third parties and there can be no guarantee that our existing sources of liquidity or available trade finance will be sufficient to enable us to finance these transactions.

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

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our consolidated balance sheet and book an impairment charge in our consolidated statement of operations. During each of the years ended December 31, 2020 and 2019, we conducted such analyses that resulted in no impairment. The net carrying value of goodwill totaled $0.8 million at December 31, 2020 and 2019, and the net carrying value of finite lived intangible assets totaled $0.2 million and $0.3 million at December 31, 2020 and 2019, respectively.

We may be unable to raise additional capital if and when needed.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and borrowings under our bank credit facility. Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2021 and beyond or significantly affect our level of liquidity. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations. Failure to raise capital when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

We typically submit change orders under some of our contracts for payment of work performed beyond the initial contractual requirements. The applicable customers may not approve or may contest these change orders and we cannot assure you that these claims will be approved in whole, in part or at all. If these claims are not approved, our results of operations could be adversely impacted.

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

We warranty customer equipment against failure in some of our fixed price contracts, and a major equipment failure could have a material impact on our financial performance.

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

Our officers, directors or their affiliates beneficially own approximately 8.8 million shares of common stock or approximately 38.6% of our outstanding common shares as of March 29, 2021. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

As of March 29, 2021, there were 63 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners.

The following table provides information as of December 31, 2020 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,650,000	$0.21	388,375
Equity compensation plans not approved by security holders	-	-	None
Total	1,650,000	$0.21	388,375

The following table provides information with respect to shares of our common stock that were acquired by the Company during the fourth quarter of 2020:

Monthly Period During the Quarter Ended December 31, 2020	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2020 - Oct. 31, 2020	-	$-	-	-
Nov.1, 2020 – Nov. 30, 2020	3,361	$0.65
Dec. 1, 2020 – Dec. 31, 2020	-	$-	-	-
Total	3,361	$0.65

(a)	All of these shares were acquired from associates to satisfy tax withholding or purchase price requirements upon the exercise of stock option grants.

Item 6.	Selected Financial Data and Supplementary Financial Information

The information called for by this item is not required as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, system installations, facilities management and IT procurement services. Our headquarters and our integration facility are located in Round Rock, Texas

 Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment, more efficient data center design and operation, resulting in continued overall growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of such customers would have a material negative effect on our results.

During 2019 we began providing procurement and reseller services for our clients. Previously almost all inventory used in our systems integration business was consigned to us by our original equipment manufacturer (OEM) and end-user customers. We now offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are resold directly to the OEM and other customers. These procurement and reseller services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

In March 2020, the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

The onset of the COVID-19 pandemic had an immediate and ongoing impact on our operations in both our facilities segment and our systems integration segment during 2020. Travel restrictions and other customer actions that have restricted physical access to customer sites have negatively impacted our facilities segment because we have been unable to access customer locations to provide our services. Our deployment revenues were down $1.3 million or 28% in 2020 due to these impacts. Our customers deferred or cancelled the deployment of new modular data centers (MDCs) in 2020 and instead maintained and updated their existing MDC’s. We were able to offset the loss in deployment revenues with services related to upgrades and refresh activities such that for the year our total facilities revenues were only down 3% compared to 2019 levels.

Our systems integration business has not seen a decline in total revenues due to the pandemic but has been negatively impacted due to logistical and supply-chain issues that have impacted component supply to us. This had a material impact on our ability to complete several reseller transactions during the first half of 2020 because we could not complete the procurement of inventory for our customers. This situation improved during the second half of 2020. Safety and other measures that we also had to implement in our systems integration facility because of the pandemic did materially increase the cost of operating and providing our integration services, and this negatively impacted our 2020 financial performance.

Our total revenue in 2020 was $45.1 million, a $12.2 million or 37% increase from our 2019 revenues of $32.8 million. This growth was driven by a $12 million increase in revenues from our procurement and reseller services that we commenced in 2019. Our remaining core businesses were both impacted by the COVID-19 pandemic that resulted in customer delays and cancellations of modular data center deployments which caused our facilities revenues to decrease by 3% to $9 million. Our integration services increased 14% or $0.9 million compared to 2019 on higher volumes from our OEM partner.

Our gross profits increased by $0.2 million or 3% compared to 2019, driven by the higher volume of procurement service while our gross profit margin as a percentage of sales decreased to 15% in 2020 from 20% in 2019. The primary cause of the decrease in gross profit margin percentage was the growth of our procurement and reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. Absent this business, the margins on our core integration and maintenance operations decreased from 38% in 2019 to 30% in 2020, primarily reflecting the higher operating costs we incurred in our operations in response to the COVID-19 pandemic. We continued to experience fluctuating volumes in our systems integration facility throughout the year that prevented us from optimizing the utilization of this facility on a consistent basis, further dampening the profitability of this operation.

Our selling, general and administrative expenses of $6.7 million were 16% higher than the $5.7 million we recorded in 2019. The majority of this increase was from higher headcount and related expenses as we added resources throughout 2020 to deal with changes in our business.

Because of the higher expenses, we incurred an operating loss of $400,000 in 2020. This compared to an operating profit of $480,000 in 2019.

During the second quarter of 2020 we were able to participate in the Payroll Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and qualified for a loan of approximately $890,000. The proceeds were received in April 2020 and were used for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. We applied for forgiveness of this loan amount during the third quarter, and in November were notified by the Small Business Administration that this loan had been forgiven in full. The gain on forgiveness of debt is shown as other income in our 2020 financial statements.

We ended 2020 with $19 million of cash on hand, an increase of $10.3 million from the balance at the end of 2019. This was primarily due to the timing of cash flows connected with our procurement and reseller activities. We also renewed our revolving bank credit facility with Texas Capital Bank effective December 2020 for a further year, to provide us with financial flexibility as we manage our working capital requirements and to ensure that we have the necessary financial resources to execute on our business strategy.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2020 and 2019, our allowance for doubtful accounts was $7,000 and $8,000, respectively.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales, however if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-45 days of invoicing.

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

Procurement and Reseller services

We generate revenues from fees we charge customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement and reseller services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided to our customers by another party and we have no control of the goods before they are transferred to the customer.  In this instance we are acting as an agent in the transaction and we recognize revenue on a net basis as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. Accounts receivable from our reseller activities are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

	Year ended December 31,
	2020	2019
FACILITIES:
Maintenance revenues	$3,749	$4,148
Equipment sales	1,980	545
Deployment and other services	3,274	4,564
Total facilities revenues	$9,003	$9,257

SYSTEMS INTEGRATION:
Integration services	$7,286	$6,382
Procurement and reseller services	28,773	17,140
Total systems integration revenues	36,059	23,522
TOTAL REVENUES	$45,062	$32,779

Remaining Performance Obligations

Remaining performance obligations include deferred revenues and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2020, current deferred revenue of $1,555,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year and $2,407,000 relates to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. The remaining $99,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

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

We perform an impairment test of goodwill on an annual basis with a measurement date of December 31, or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. Our goodwill impairment test includes comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the reporting unit’s fair value, an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of the reporting unit will be determined using a discounted cash flow, which requires the use of estimates and assumptions. Significant assumptions that may be required included forecasted operating results, and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may impact the conclusions reached.

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

Comparison of 2020 to 2019

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

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all of the customer's equipment (generally excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter into comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically we performed design and project-management services in a concentrated number of high-value contracts for the construction of new data centers. In addition to contributing to large quarterly fluctuations in revenues depending upon project timing, these projects required higher levels of working capital and generated lower margins than our maintenance and integration services. We re-focused our design and management business towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, to obtain better margins. We have also focused on providing maintenance services for modular data center applications as this market matures. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize the assets in that business, and through adding additional services such as procurement and reseller services, to help drive volume through the facility.

Our total revenue in 2020 was $45.1 million, a $12.2 million or 37% increase from our 2019 revenues of $32.8 million. This growth was driven by a $12 million increase in revenues from our procurement and reseller services that we commenced in 2019. Our remaining core businesses were both impacted by the COVID-19 pandemic that resulted in customer delays and cancellations of modular data center deployments which caused our facilities revenues to decrease by 3% to $9 million. Our integration services increased 14% or $0.9 million compared to 2019 on higher volumes from our OEM partner.

The volume and timing of revenues from our procurement and reseller services is not yet established and we anticipate that they could fluctuate significantly over the next year or beyond. This will potentially result in material fluctuations in our quarterly levels of revenue and profits. We believe that we will reduce our customer concentration as these activities increase, and that revenues from our core integration and maintenance businesses will continue to increase as we add new customers and capabilities.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 85% for the year ended December 31, 2020 compared to 80% for 2019. This increase in costs from 2019 reflects the higher proportion of our total revenues that come from our procurement and reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. As the percentage of revenues derived from procurement and reseller services increases, we would anticipate that cost of revenue as a percentage of sale will increase. The profit margin from our maintenance and integration services decreased by 1% from 2019 on lower revenue levels.

As our procurement and reseller service business is relatively new, the level of expected revenues from this business has and will continue to fluctuate significantly on a quarterly basis. As a result, our cost of revenue as a percentage of total revenue will also fluctuate significantly. Cost of revenue for procurement and reseller services is higher than cost of revenue for our integration and maintenance services.

Since we earn higher profits when using our own labor services, we expect gross margins to improve when our labor service mix increases relative to the use of subcontracted or third-party labor. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead allows us to increase income, broaden our revenue base and have a favorable return on invested capital. As we increase the level of procurement and reseller services in the future, we anticipate that our overall gross margin will decrease as the normal margins on reseller activities are lower than the margins from our traditional facilities and systems integration services.

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

Gross Profit

Our gross profit margin for the year ended December 31, 2020 was 15% compared to a gross profit margin of 20% in 2019. The primary cause of the decrease in gross profit margin was the growth of our procurement and reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. Absent this business, the margins on our core integration and maintenance operations decreased from 38% in 2019 to 30% in 2020, primarily reflecting the higher operating costs we incurred in our operations in response to the COVID-19 pandemic.

Because of the impact of the procurement and reseller revenues in 2020 that increased our revenues compared to 2019, our overall gross profit increased by $0.2 million or 3% in 2020 to $6.8 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2020, our selling, general and administrative expenses of $6.7 million increased by $0.9 million, or 16%, compared to 2019. The majority of this increase was due to higher headcount and related expenses as we adapted the business to changed circumstances throughout 2020.

Operating income (loss)

We recorded an operating loss of $400,000 for the year ended December 31, 2020. This compared to an operating profit of $480,000 in 2019.

Other Income

During the second quarter of 2020 we were able to participate in the Payroll Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and qualified for a loan of approximately $890,000. The proceeds were received in April 2020 and were used for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. We applied for forgiveness of this loan amount during the third quarter, and in November were notified by the Small Business Administration that this loan had been forgiven in full. The gain on forgiveness of debt is shown as other income in our 2020 financial statements.

Income tax expense

Due to a history of consolidated net operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2020, our accumulated net operating loss carry forward was $39.6 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Net income

After interest, other income and income taxes, we recorded net income of $0.1 million, or $0.00 per share, for the year ended December 31, 2020. This was a decrease of $47,000 from the net income of $0.1 million, or $0.01 per share we recorded for the year ended December 31, 2019.

Comparison of 2019 to 2018

Revenue

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

Gross Profit

Our gross profit margin for the year ended December 31, 2019 was 20% compared to a gross profit margin of 38% in 2018. This decrease in margin compared to 2018 was primarily attributable to the introduction of our procurement and reseller business where we earn much lower margins on product purchase/resell services that we do with our core maintenance and integration services. Our gross profit decreased by $1.9 million or 22% in 2019 to $6.6 million. The critical power and cooling business and our construction management business contributed $2.2 million of our 2018 gross profit. Absent these businesses in 2019, the margins on our integration and maintenance operations decreased from 39% in 2018 to 38% in 2019, mainly due to fluctuating volumes in our systems integration business that reduced the efficiency and optimization of this facility during 2019. The decrease in gross profits from these two service lines was offset by the gross profits realized from our reseller activities that we commenced in the second half of 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2020 are our cash and cash equivalents on hand, funds available under our bank credit facility and projected cash flows from operating activities.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2021 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

As of December 31, 2020 and 2019, we had cash and cash equivalents of $19.0 million and $8.7 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities was $10.0 million for the year ended December 31, 2020 compared to cash provided from operating activities of $3.0 million for the year ended December 31, 2019. The primary reason for the increase in cash is due to the timing and financial impact of our procurement and reseller services. At the end of 2020 we were able to be paid for a number of large projects but had yet to pay vendors for those same projects. This drove the increase in accounts payable at year end. Due to project timing, we were also able to minimize the level of inventory and receivables relating to the procurement services, and this generated $4.1 million in cash from operations during 2020. We have been able to structure these activities in such a way as to minimize their overall impact on our liquidity, utilizing trade credit as the primary way to finance these activities. We have been able to leverage the increase in trade payables tied to reseller services to finance the growth in inventory and receivables and believe that we will have adequate trade credit to continue to grow this service line in 2021.

Investing activities:

Cash used in investing activities was $0.4 million in 2020 for the purchases of property and equipment as we expanded our production floor and added new infrastructure and equipment to support new services. This compares to cash used in investing activities of $0.4 million for the year ended December 31, 2019, for the purchase of property and equipment. In 2019 we also received $175,000 in escrow funds from the 2018 sale of our critical power and cooling business.

Finance activities:

Cash provided by financing activities was $0.7 million in 2020 compared to cash used in financing activities of $0.1 million during the year ended December 31, 2019. In April 2020, we received approximately $890,000 in proceeds from a loan (the “PPP Loan”) issued pursuant to the Small Business Administration Paycheck Protection Program of the Coronavirus Air, Relief and Economic Security Act of 2020 (the “CARES Act”). These funds were made available to qualifying companies to help cover payroll, rent and other costs to assist companies in managing the economic impact of the COVID-19 pandemic. We also received $2,000 in proceeds provided by the exercise of employee stock options during 2020, received $15,000 from the exercise of a common stock warrant, and used $174,000 in the purchase of stock related to tax obligations around option exercises and vesting of restricted shares in 2020. During 2019 we received proceeds of $62,000 from the exercise of employee stock options which was offset by the use of $158,000 for the repurchase of shares connected with tax obligations from stock option exercises and restricted stock vesting.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2021 and beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes.

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2017-04, Intangibles – Goodwill and Other (topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in this ASU simplify how all entities assess goodwill for impairment by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. Specifically, the amendments in ASU 2017-04 eliminates Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying value, no impairment should be recorded. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. For any reporting units with a zero or negative carrying amount, ASU 2017-04 adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. ASU 2017-04 was effective for the Company for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods. We adopted ASU 2017-04 effective on January 1, 2020 and adoption had no impact on our consolidated financial statements. We have performed goodwill impairment tests according to ASU 2017-04.

In August 2018, FASB issued Accounting Standards Update 2018-15, Intangibles-Goodwill and Other Internal Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2015-18”). ASU 2018-15 aligns a company’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2015-18 clarifies that a company should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is a service contract. ASU 2018-15 does not change the accounting for the service component of a cloud computing arrangement. ASU 2018-15 is effective for our fiscal 2020 year and interim periods beginning in 2020. We applied the prospective transition approach when we adopted this guidance in 2020 as we began to implement cloud computing arrangements in 2020 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In May 2019, FASB issued Accounting Standards Update ASU No. 2019-15, Financial Instruments – Credit Losses (Topic 326), (“ASU 2019-15”). ASU 2019-15 provides final guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets at amortized cost (except held-to-maturity securities) using the fair value option. The effective date and transition methodology are same as in ASU 2016-13.

In October 2020, the FASB issued Accounting Standards Update No. ASU 2020-10, Codification Improvements (“ASU 2020-10”).  The amendments in ASU 2020-10 did not change the GAAP requirements but it improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and also clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. ASU 2020-10 is effective for the company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021. Early application is permitted. We have assessed the impact of ASU 20202-10 and concluded that it does not have any material impact on our consolidated results of operations, cash flows, financial position or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is not required as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

a) Audited Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TSS, Inc.

Round Rock, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TSS, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements the Company had one customer which accounted for 97% and 96%, respectively, of total revenue for the years ended December 31, 2020 and 2019. Our opinion is not modified with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment - Refer to Note 1 to the consolidated financial statements

Critical Accounting Matter Description

The Company evaluates goodwill for impairment annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. At December 31, 2020, the Company has recognized goodwill of $780,000. Effective January 1, 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and, accordingly, if the carrying amount of a reporting unit that includes goodwill exceeds its fair value, an impairment is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value.

Due primarily to the effects of the Coronavirus (COVID-19) pandemic which has had substantial impact on macroeconomic conditions and the Company’s operations, we have identified the assessment of whether there are any indicators that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a critical audit matter. This is due to the significant judgement required in evaluating the relevant events and circumstances.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for goodwill impairment included the following:

●

We obtained an understanding of the design and implementation of management’s controls and evaluated their analysis regarding whether there were any relevant events or circumstances which indicated that it is more-likely-than-not that the fair value of a reporting unit is less than the carrying amount. In evaluating management’s analysis, consideration was given to the current period operating results, inquiry of management, consideration of relevant macroeconomic conditions and the Company’s forecasts; and

●

We obtained the balance sheet information of the Company’s reporting units, tested the completeness and accuracy of the underlying data and evaluated the appropriateness of the assets and liabilities allocated to each reporting unit. The Company’s Systems Integration and Facilities Maintenance reporting units had negative carrying values.

Going Concern Assessment

Critical Accounting Matter Description

The Company prepared its consolidated financial statements on the going concern basis of accounting. In accordance with FASB ASC 205-40, Going Concern, when preparing consolidated financial statements for each annual and interim period management is required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern. Management has performed their analysis in connection with the preparation of these consolidated financial statements and has not identified any events or circumstances which give rise to substantial doubt regarding the Company’s ability to continue as a going concern for a reasonable period of time.

Due primarily to the COVID-19 pandemic and the uncertainty of its continued effects, we evaluated management’s significant judgements for indicators of events or circumstances which may impact the Company’s ability to continue as a going concern for a reasonable period of time.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s ability to continue as a going concern included obtaining an understanding of the design and implementation of management’s controls and evaluating management’s assessment regarding whether there were any events or circumstances which give rise to substantial doubt regarding the Company’s ability to continue as a going concern. In evaluating management’s assessment, consideration was given to relevant macroeconomic conditions and the Company’s operating results, operating cash flows, working capital and financial positions.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditors since 2015.

Austin, Texas

March 29, 2021

TSS, Inc.

Consolidated Balance Sheets

 (in ’000 except per-share amounts)

	December 31,
	2020	2019
Current Assets:
Cash and cash equivalents	$19,012	$8,678
Contract and other receivables, net	915	3,865
Costs and estimated earnings in excess of billings on uncompleted contracts	806	181
Inventories, net	197	1,353
Prepaid expenses and other current assets	58	108
Total current assets	20,988	14,185
Property and equipment, net	662	705
Lease right-of-use asset	876	1,481
Goodwill	780	780
Other intangible assets, net	217	307
Other assets	285	109
Total assets	$23,808	$17,567

Current Liabilities:
Accounts payable and accrued expenses	$13,374	$8,851
Deferred revenues	3,962	2,104
Current portion of lease liabilities	748	645
Total current liabilities	18,084	11,600
Long-term borrowings	2,234	2,028
Non-current portion of lease liabilities	208	956
Non-current portion of deferred revenues	99	114
Total liabilities	20,625	14,698

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, 49,000 shares authorized; 19,055 and 18,524 issued; 17,958 and 17,562 outstanding at December 31, 2020 and 2019, respectively	2	2
Additional paid-in capital	70,070	69,661
Treasury stock 1,097 and 962 shares at cost at December 31, 2020 and, 2019, respectively	(1,874)	(1,700)
Accumulated deficit	(65,015)	(65,094)
Total stockholders' equity	3,183	2,869
Total liabilities and stockholders’ equity	$23,808	$17,567

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2020	2019

Revenue	$45,062	$32,779
Cost of revenue	38,259	26,188
Gross profit	6,803	6,591
Selling, general and administrative expenses	6,674	5,741
Depreciation and amortization	529	370
Income (loss) from operations	(400)	480
Interest income (expense), net	(367)	(313)
Other income	896	-
Income (loss) before income tax provision	129	167
Income tax provision	50	41
Net income	$79	$126

Basic net income per share	$0.00	$0.01
Diluted net income per share	$0.00	$0.01

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in ‘000)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2019	17,520	$2	$69,241	777	$(1,542)	$(65,220)	$2,481
Restricted stock vested	390	-	-	-	-	-	-
Treasury stock repurchased	-	-	-	185	(158)	-	(158)
Issuance of shares on option exercise	614	-	62	-	-	-	62
Stock-based compensation	-	-	358	-	--	-	358
Net income for the year	-	-	-	-	-	126	126
Balance December 31, 2019	18,524	$2	$69,661	962	$(1,700)	$(65,094)	$2,869
Restricted stock vested	407	-	-	-	-	-	-
Treasure stock repurchased	-	-	-	135	(174)	-	(174)
Issuance of shares on option exercise	24	-	2	-	-	-	2
Exercise of warrants	100	-	15	-	-	-	15
Stock-based compensation	-	-	392	-	-	-	392
Net income for the year	-	-	-	-	-	79	79
Balance December 31, 2020	19,055	$2	$70,070	1,097	$(1,874)	$(65,015)	$3,183

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

 (in ’000)

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$79	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	529	370
Stock-based compensation	392	358
Gain on forgiveness of debt	(896)	-
Amortization of discount on note payable	91	82
Non-cash interest	121	108
Changes in operating assets and liabilities:
Contracts and other receivables	2,950	(3,138)
Costs and estimated earnings in excess of billings on uncompleted contracts	(625)	(27)
Inventories, net	1,156	(1,245)
Prepaid expenses and other current assets	(126)	(17)
Right-of-use assets	605	530
Accounts payable and accrued expenses	4,523	6,461
Deferred revenues	1,843	(75)
Operating lease liabilities	(645)	(518)
Other liabilities	-	-
Net cash provided by operating activities	9,997	3,015
Cash Flows from Investing Activities:
Capital expenditures	(396)	(594)
Proceeds from sale of business component	-	175
Net cash provided by (used in) investing activities	(396)	(419)
Cash Flows from Financing Activities:
Repurchase of treasury stock	(174)	(158)
Proceeds from bank promissory note	890	-
Proceeds from exercise of warrants	15	-
Proceeds from issuance of stock	2	62
Net cash provided by (used in) financing activities	733	(96)
Net increase in cash	10,334	2,500
Cash, beginning of period	8,678	6,178
Cash, end of period	$19,012	$8,678
Supplemental disclosure of cash flow information:
Cash paid for interest	$154	$231
Cash paid for taxes	62	71

Non-cash financing activities:
Forgiveness of bank promissory note (see Note 3)	896	-

See accompanying notes to consolidated financial statements.

Note 1        Significant Accounting Policies

Description of Business

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, system installation, facilities management and IT procurement services. Our corporate offices and integration facility are located in Round Rock, Texas.

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

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of the other financial instruments approximate their fair value at December 31, 2020 and 2019, due to the short-term nature of these items. See Note 9 – Fair Value Measurements.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2020, and 2019, our allowance for doubtful accounts was $7,000 and $8,000, respectively.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales, however if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-45 days of invoicing.

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

Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided to our customers by another party and we have no control of the goods before they are transferred to the customer.  In these instances we are acting as an agent in the transaction and recognize revenue on a net basis as the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer. Accounts receivable from our reseller activities are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Years ended December 31,
	2020	2019
FACILITIES:
Maintenance revenues	$3,749	$4,148
Equipment sales	1,980	545
Deployment and other services	3,274	4,564
Total facilities revenues	$9,003	$9,257

SYSTEMS INTEGRATION:
Integration services	$7,286	$6,382
Procurement services	28,773	17,140
Total systems integration revenues	36,059	23,522
TOTAL REVENUES	$45,062	$32,779

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2020, current deferred revenue of approximately $1,555,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year and $2,407,000 relates to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. The remaining $99,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers and directors.

During each of the years ended December 31, 2020 and 2019, we incurred approximately $0.4 million in non-cash compensation expense which was included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	2020	2019
U.S.-based IT OEM	97%	96%

No other customers represented more than 10% of our revenues for any periods presented. Our U.S. based IT OEM customer represented 70% and 96% of our trade accounts receivable at December 31, 2020 and 2019, respectively. No other customer represented more than 10% of our accounts receivable at December 31, 2020 or 2019.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $18.7 million and $8.4 million in excess of FDIC insured limits at December 31, 2020 and 2019, respectively.

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

The following table summarizes the changes in our allowance for doubtful accounts (in $’000):

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$8	$8
Additions charged to expense	-	-
Recovery of amounts previously reserved	-	-
Amounts written off	1	-
Balance at end of year	$7	$8

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all purchased inventories. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. Inherent in our estimates of net realizable value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and our results of operations and financial position could be materially affected.

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

GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we compare the fair value of a reporting unit with its carrying amount. If that fair value exceeds the carrying amount, no impairment charge is required to be recorded. If the carrying value exceeds the reporting unit’s fair value, an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of the reporting unit will be determined using a discounted cash flow, which requires the use of estimates and assumptions. Significant assumptions that may be required included forecasted operating results, and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may impact the conclusions reached.

We also review intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets at December 31, 2020 and 2019 and concluded there was no impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2020 or 2019 for our goodwill and other long-lived intangible assets. At December 31, 2020 and 2019, the remaining carrying value of goodwill was $0.8 million.

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

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as sales of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $56.6 million and $33.2 million for the years ended December 31, 2020 and 2019, respectively. We paid financing fees under this arrangement of approximately $329,000 and $258,000 for the years ended December 31, 2020 and 2019, respectively of which $247,000 was recorded as cost of sales in 2020 for the amounts related to procurement transactions, and $82,000 was recorded in 2020 to interest expense for all other transactions, in our consolidated statement of operations.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2017-04, Intangibles – Goodwill and Other (topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in this ASU simplify how all entities assess goodwill for impairment by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying value, no impairment should be recorded. ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. For any reporting units with a zero or negative carrying amount, ASU 2017-04 adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. ASU 2017-04 was effective for the Company for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods. We adopted ASU 2017-04 effective on January 1, 2020 and adoption had no impact on our consolidated financial statements. We perform goodwill impairment tests according to ASU 2017-04.

In August 2018, FASB issued Accounting Standards Update 2018-15, Intangibles-Goodwill and Other Internal Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2015-18”). ASU 2018-15 aligns a company’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2015-18 clarifies that a company should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is a service contract. ASU 2018-15 does not change the accounting for the service component of a cloud computing arrangement. ASU 2018-15 is effective for our fiscal 2020 year and interim periods beginning in 2020. We applied the prospective transition approach when we adopted this guidance in 2020 as we began to implement cloud computing arrangements in 2020 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In May 2019, FASB issued Accounting Standards Update ASU No. 2019-15, Financial Instruments – Credit Losses (Topic 326), (“ASU 2019-15”). ASU 2019-15 provides final guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets at amortized cost (except held-to-maturity securities) using the fair value option. The effective date and transition methodology are same as in ASU 2016-13.

In October 2020, the FASB issued Accounting Standards Update No. ASU 2020-10, Codification Improvements (“ASU 2020-10”).  The amendments in ASU 2020-10 did not change the GAAP requirements but it improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and also clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. ASU 2020-10 is effective for the company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021. Early application is permitted. We have assessed the impact of ASU 20202-10 and concluded that it does not have any material impact on our consolidated results of operations, cash flows, financial position or disclosures.

Note 2      Supplemental Balance-sheet Information

 Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	December 31, 2020	December 31, 2019
Contract and other receivables	$922	$3,873
Allowance for doubtful accounts	(7)	(8)
	$915	$3,865

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	December 31, 2020	December 31, 2019
Raw materials	$149	$99
Reseller inventories	52	1,258
Reserve	(4)	(4)
Inventories, net	$197	$1,353

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	December 31, 2020		December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(690)	$906	$(599)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	December 31, 2020	December 31, 2019
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At December 31, 2020, the date of our last annual test, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $91,000 for each of the years ended December 31, 2020 and 2019.

Annual amortization expense for the customer relationships is expected to be approximately $91,000 during each year through 2022 and approximately $34,000 in 2023.

Property and equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful			December 31,
	Lives (in years)			2020	2019
Trade equipment		5		$144	$105
Leasehold improvements	2	–	5	725	638
Furniture and fixtures		7		16	16
Computer equipment and software		3		2,071	1,802
				2,956	2,561
Less accumulated depreciation				(2,294)	(1,856)
Property and equipment, net				$662	$705

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $0.4 and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	December 31,
	2020	2019
Accounts payable	$12,550	$7,890
Accrued expenses	453	473
Compensation, benefits and related taxes	358	464
Other accrued expenses	13	24
Total accounts payable and accrued expenses	$13,374	$8,851

Note 3   Bank Note Payable

In April 2020, VTC, L.L.C. (the “Borrower”), a wholly owned subsidiary of TSS, Inc., applied to Texas Capital Bank, N.A. under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $889,858 (the “PPP Loan”). On April 17, 2020 the PPP Loan was approved and the Borrower received the PPP Loan proceeds, which the Borrower used for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

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

The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred, and the borrower must begin paying principal and interest. Therefore, the Company’s deferral period for principal and interest payments was updated from six months according the terms and conditions of the PPP Loan to ten months after the expiration of the eight-week covered period adopted by the Company, which will be in May 2021. In addition, the Flexibility Act extended the length of the covered period from eight weeks to twenty-four weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or twenty-four weeks.

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

The Borrower may apply to the lender for forgiveness of some or all of the PPP Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent and covered utilities payments, in each case incurred by the Borrower during the measurement period following the effective date of the promissory note, calculated in accordance with the terms of the CARES Act. Certain reductions in the Borrower’s payroll costs during the measurement period may reduce the amount of the PPP Loan eligible for forgiveness. We applied for full forgiveness of the loan in August 2020 and in November 2020 were notified by the Small Business Administration that the PPP Loan and accrued interest had been forgiven in accordance with the CARES Act. As a result, we recorded a gain on forgiveness of debt of approximately $896,000 during the fourth quarter of 2020 that has been included in Other Income in our consolidated statements of operations.

Note 4      Long-term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	December 31,
	2020	2019
Notes Payable due July, 2022	$1,995	$1,995
Accrued in-kind interest – long term	370	255
Less unamortized discount and debt issuance costs	(131)	(222)
	2,234	2,028
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$2,234	$2,028

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

In conjunction with entering into the loan agreement with MHW, the Company and MHW also entered into a warrant agreement granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Amortization expense of approximately $19,000 was recorded during each of the years ended December 31, 2020 and 2019 for this warrant.

On July 19, 2017, we also borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. We can prepay the note issued to MHW Partners at any time, without penalty.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $20,000 was amortized during each of the years ended December 31, 2020 and 2019.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $40,000 was amortized during each of the years ended December 31, 2020 and 2019.

Future principal repayments on the notes payable as at December 31, 2020 are as follows (in ’000’s):

2021	$-
2022	1,995
Total	$1,995

Note 5 -  Revolving Line of Credit

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

The maximum principal amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of 80% of eligible accounts receivables, subject to customary exclusions and limitations. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 3.18% and 4.80% at December 31, 2020 and 2019, respectively). Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused facility fee, payable quarterly in arrears. The credit facility matured on December 31, 2020.

The credit facility requires that we maintain a minimum liquidity of $500,000 at all times excluding availability under the loan. It also requires us to comply with certain financial covenants including a maximum Total Leverage Ratio of 3.00, a minimum Total Interest Coverage Ratio of 2.50, and a minimum Total Fixed Charge Coverage Ratio of 1.25. The credit facility also limits the amount of new indebtedness to $250,000 per fiscal year without Lender’s prior written approval. In June 2020 we modified the terms of the credit facility so that if we did not meet the Total Interest Coverage Ratio of 2.50, we could satisfy the requirement by meeting a 1.25x minimum Total Interest Coverage Ratio and maintaining unrestricted liquidity for the greater of (i) $2,000,000 or (ii) two times the outstanding balance on the credit facility.

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

There were no amounts outstanding under this credit facility at December 31, 2020 and 2019. The maximum amount we were eligible to borrow at December 31, 2020 and 2019 was approximately $161,000 and $135,000, respectively. Due to our operating losses, we were not in compliance with the financial covenants at December 31, 2020, and therefore were not eligible to borrow against this facility.

Note 6 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 3 years. As of December 31, 2020, we have not entered into any lease arrangement classified as a finance lease.

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

Year ended Dec. 31, 2020
Lease expense
Operating lease cost	$804
Variable lease cost	-
Sublease income	(45)
Total operating lease cost	759

Operating Lease – operating cash flows	(645)
New right-of-use assets – operating leases	-
Weighted average remaining lease term – Operating leases (in months)	14
Weighted average discount rate – Operating leases	12.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in ‘000’s):

Dec. 31, 2020
2021	$823
2022	209
2023	5
Thereafter	-
Total minimum future lease payments	1,037
Less imputed interest	(81)
Total	$956
Reported as of December 31, 2020
Current lease liability	$748
Lease liability – non-current	208
$956

Note 7 – Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from continuing operations consists of the following (in $’000):

	Year Ended December 31,
	2020	2019
Current:
Federal	$-	$-
State	50	41
Deferred:
Federal	-	-
State	-	-
Total provision for income taxes before valuation allowance	$50	$41
Change in valuation allowance	-	-
Total provision for income taxes	$50	$41

The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$32	$34
Net operating loss carryover	8,760	8,407
Goodwill and other intangibles	439	817
Deferred compensation	122	96
Depreciation	64	17
Deferred revenue	25	24
Lease liability	205	349
Other carryovers and credits	2	2
Total deferred tax assets	9,649	9,746

Deferred tax liabilities:
Prepaid expenses	$(7)	$(7)
Depreciation	-	-
Right-of-use asset	(189)	(323)
Total deferred tax liabilities	(196)	(330)
Valuation Allowance	(9,453)	(9,416)
Net deferred tax asset (liability)	$-	$-

At December 31, 2020 and 2019, we had net operating losses (“NOL”) of approximately $39.6 million and $37.1 million, respectively, to offset future taxable income. A portion of the Company’s NOL will begin to expire in 2028.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31,2020, and 2019. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. During 2020, the valuation allowance decreased by approximately $37 thousand due to continuing operations. In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years and have determined that it does not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2017 tax year forward remain open under statutes of limitation. Operating losses generated in years prior to 2017 remain open to adjustment until the statute closes for the tax year in which the net operating losses are utilized.

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for the years ended December 31, 2020 and 2019 primarily as a result of the following:

	Year Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax, net of income tax benefit	26.7%	24.9%
Effect of permanent differences	(130.9)%	(6.5)%
Stock compensation	(48.9)%	(21.0)%
Change in valuation allowance	170.7%	12.9%
Total	38.6%	31.3%

Note 8 – Commitments and Contingencies

For years ended December 31, 2020 and 2019, rent expense included in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for operating leases was approximately $0.2 million for both years. Rent expense included in cost of revenue for operating leases was $0.6 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2020, these open purchase order commitments amount to approximately $2.1 million. The majority of services delivered and inventory or equipment received is expected to be satisfied during the first six months of 2021 at which time these commitments will be fulfilled.

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently estimate that a material adverse effect on our financial position, results of operations and cash flows from such matters is not reasonably likely.

Note 9 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2020, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 10 – Share Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015 our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares.  At December 31, 2020, 388,375 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the year ended December 31, 2019.

Stock-based Compensation Expense

For the years ended December 31, 2020 and 2019, we recognized stock-based compensation of approximately $392,000 and $358,000, respectively, which was included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

As of December 31, 2020, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $1.1 million with a weighted average remaining vest life of 1.95 years.

Stock Options

Although we had historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the year ended December 31, 2019. We did not grant any stock options during the year ended December 31, 2020. Option grants can have various vesting features but typically involve time-based vesting.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for stock-option grants for the year ended December 31, 2019:

Black-Scholes-Merton

Volatility	171%
Expected life of options (in years)	5
Risk-free interest rate	1.74%
Dividend yield	0%

During the year ended December 31, 2019 we granted stock options to purchase 0.25 million shares of common stock at a weighted-average exercise price of $0.80 per share, which reflected the fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace on the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the year ended December 31, 2019, as determined under the Black-Scholes-Merton valuation model was $0.80.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2020 and 2019:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2019	2,572,000	$0.18	-	$-
Options granted	250,000	$0.80
Options exercised	(604,000)	$0.10
Options cancelled and expired	(44,000)	$(0.10)
Shares under option, December 31, 2019	2,174,000	$0.27	7.02
Options granted	-	$-
Options exercised	(24,000)	$0.10
Options cancelled and expired	(250,000)	$(0.80)
Shares under option, December 31, 2020	1,900,000	$0.21	5.63	$955

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2020 and 2019:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2019	1,138,500	$0.20
Options granted	250,000	$0.80
Vested during period	(971,833)	$(0.16)
Options cancelled	-	$-
Non-vested shares under option, December 31, 2019	416,667	$0.67
Options granted	-	$-
Vested during period	(83,333)	$(0.47)
Options cancelled	(250,000)	$(0.80)
Non-vested shares under option, December 31, 2020	83,334	$0.47

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2020:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	1,816,666	5.83	$0.19	$937
Stock options expected to vest	83,334	7.06	$0.49	$18
Options exercisable and expected to vest	1,900,000

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

The fair value of restricted stock awarded for the years ended December 31, 2020 and 2010 was $1,225,000 and $489,000, respectively, and was calculated using the value of TSS’ common stock on the grant date. The value of awards are amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2020 and 2019:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2019	827,000	$0.49
Granted restricted stock	554,000	$0.88
Cancelled restricted stock	(49,500)	$(0.76)
Vested restricted stock	(390,000)	$(0.47)
Unvested December 31, 2019	956,500	$0.72
Granted restricted stock	1,396,000	$0.88
Cancelled restricted stock	(225,000)	$(0.81)
Vested restricted stock	(407,167)	$(0.50)
Unvested December 31, 2020	1,720,333	$0.89

Note 11 – Common Stock Repurchases

During the years ended December 31, 2020 and 2019, we repurchased 135,154 and 185,112 treasury shares, respectively, with an aggregate value of approximately $174,000 and $158,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance, net of exercise price to the employee.

Note 12 – Related Party Transactions

We have $945,000 principal outstanding at December 31, 2020 and 2019 in promissory notes payable to MHW, net of remaining discount of $32,000 and $53,000 respectively. Per the terms of the notes, we paid interest of approximately $136,000 and $128,000 during the years ended December 31, 2020 and 2019, respectively. There is approximately $231,000 of accrued interest outstanding on these notes at December 31, 2020 that is included in the outstanding long-term borrowings on the consolidated balance sheet. We have $650,000 principal outstanding at December 31, 2020 and 2019 in promissory notes payable to MHW Partners, net of remaining discount of $33,000 and $55,000 respectively. Per the terms of the notes, we paid interest of approximately $93,000 and $87,000 during the years ended December 31, 2020 and 2019, respectively. There is approximately $149,000 of accrued interest outstanding on these notes at December 31, 2020 that is included in the outstanding long-term borrowings on the consolidated balance sheet. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW and MHW Partners.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator (in thousands except per share amounts):

	Years Ended December 31,
	2020	2019

Basic net income per share:
Numerator:
Net income	$79	$126
Denominator:
Weighted-average shares of common stock outstanding	17,820	17,358
Basic net income per share	$0.00	$0.01

Diluted net income per share:
Numerator:
Net income	$79	$126
Plus interest expense on convertible debt	-	-
	$79	$126
Denominator:
Weighted-average shares of common stock outstanding	17,820	17,358
Dilutive options and warrants outstanding	3,168	3,576
Number of shares used in diluted per-share computation	20,988	20,934

Diluted net income per share	$0. 00	$0.01

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

Revenue and operating result by reportable segment reconciled to reportable net loss for the years ended December 31, 2020 and 2019 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Revenues:
Facilities	$9,003	$9,257
Systems integration services	36,059	23,522
Total revenues	$45,062	32,779

Operating income (loss):
Facilities	$1,207	$1,852
Systems integration services	(1,607)	,372)
Operating income (loss)	$(400)	$480

Depreciation expense:
Facilities design and maintenance	$181	$68
Systems integration services	254	211
Consolidated depreciation expense	$435	$279

Interest expense
Facilities design and maintenance	$196	$173
Systems integration services	171	140
Consolidated interest expense	$367	$313

Total Assets
Facilities	$1,366	$939
Systems integration services	2,072	6,120
Other consolidated activities	20,370	10,508
Total assets	$23,808	$17,567

Other consolidated activities includes assets not specifically attributable to each business segment including cash, prepaid and other assets that are managed at a corporate level.

Note 15   Subsequent Events

On February 11, 2021, we entered into a new revolving line of credit (the “credit facility”) with Texas Capital Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”), dated effective December 31, 2020. The obligations under the credit facility are secured by substantially all of our assets. Our wholly-owned subsidiaries, Vortech, L.L.C. and VTC, L.L.C., jointly and severally guaranteed our obligations under the credit facility.

The maximum principal amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables in connection with a vendor payment program with a customer are excluded from the definition of eligible accounts receivables. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 3.147% at December 31, 2020). In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2021.

The credit facility requires that we maintain a minimum liquidity of $1,500,000 at all times. It also requires us to comply with certain financial covenants, including a maximum Senior Leverage Ratio of 3.00 and a minimum Fixed Charge Coverage Ratio of 1.50. The credit facility also limits the amount of new indebtedness to $250,000 per fiscal year without Lender’s prior written approval.

The Loan Agreement and ancillary documents include customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, timely payment of taxes, and notice of adverse events. The Loan Agreement and ancillary documents include customary negative covenants, including incurrence of other indebtedness, mergers, consolidations, transfers of assets, and liens on our assets. The Loan Agreement and ancillary documents include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of ownership defaults.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of December 31, 2020.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2020 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2021 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2020 and 2019 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

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

4.2

Amended and Restated Loan Agreement, among TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC, Alletag Builders, Inc. MHW SPV II, LLC and MHW Partners LP, dated July 19, 2017 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

4.3

Promissory Note, made by TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC, and Alletag Buildings, Inc. payable to the order of MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

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

4.6

Subordination Agreement, among TSS, Inc. Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC, Alletag Buildings, Inc., MHW SPV II LLC and Bridge Bank, National Association, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.7

Warrant between TSS, Inc. and MHW SPV II, LLC, dated February 3, 2015 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).

4.8

Promissory Note, made by TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions AZ, LLC. and Alletag Builders, Inc. payable to the order of MHW Partners, LP dated July 19, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 25, 2017, and incorporated herein by reference).

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

4.14

Promissory note made by TSS, Inc., Innovative Power Systems, Inc., VTC, L.L.C., Vortech, L.L.C., Total Site Solutions Arizona, LLC and Alletag Builders, Inc. payable to the order of Andrew Berg, dated October 6, 2017 (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.15

Warrant between TSS, Inc. and Glen Ikeda dated October 6, 2017 (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

4.16

Warrant between TSS, Inc. and Andrew Berg dated October 6, 2017 (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 13, 2017, and incorporated herein by reference).

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

10.7‡

Amendment to Executive Employment Agreement, effective as of March 15, 2012, between Fortress International Group, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

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

10.11

Amendment to Executive Employment Agreement, effective as of April 1, 2017 between TSS, Inc. and Gerard J. Gallagher (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 5, 2017, and incorporated herein by reference).

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

10.23‡

Executive Employment Agreement dated January 22, 2018, between TSS, Inc. and Kieran P. Brennan (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

10.24‡

Award Agreement dated January 27, 2018, between TSS, Inc. and Kieran P. Brennan (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

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

10.27	Promissory Note payable to Texas National Bank under the CARES Act (previously filed with the Commission as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference).

10.28	Business Loan Agreement (Asset Based), dated June 24, 2020, between the Company and Texas Capital Bank, National Association (previously filed with the Commission as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2020, and incorporated herein by reference).

10.29	Business Loan Agreement, dated effective December 31, 2020, by and between TSS, Inc. and Texas Capital Bank, National Association (previously filed with the Commission as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 17, 2021, and incorporated herein by reference).

21.1*	Listing of subsidiaries

23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2020 and 2019.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date: March 29, 2021	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2021	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 29, 2021.

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