Form 10-Q
period 2021-03-31
TSS, Inc.
filed 2021-05-17
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 14, 2021              19,459,802

TSS, INC.

QUARTERLY REPORT ON FORM 10Q

For the Quarterly Period Ended March 31, 2021

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

Forward looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31,	December 31,
	2021 (unaudited)	2020

Current Assets:
Cash and cash equivalents	$8,903	$19,012
Contract and other receivables, net	640	915
Costs and estimated earnings in excess of billings on uncompleted contracts	528	806
Inventories, net	290	197
Prepaid expenses and other current assets	231	58
Total current assets	10,592	20,988
Property and equipment, net	549	662
Lease right-of-use assets	712	876
Goodwill	780	780
Intangible assets, net	194	217
Other assets	316	285
Total assets	$13,143	$23,808

Current Liabilities:
Accounts payable and accrued expenses	$2,860	$13,374
Deferred revenues	4,607	3,962
Current portion of lease liabilities	763	748
Total current liabilities	8,230	18,084
Long-term borrowings	2,282	2,234
Non-current portion of lease liabilities	17	208
Non-current portion of deferred revenues	74	99
Total liabilities	10,603	20,625

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2021 and December 31, 2020; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2021 and December 31, 2020; 19,404 and 19,055 issued; 18,206 and 17,958 outstanding at March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	70,214	70,070
Treasury stock 1,198 and 1,097 shares at cost at March 31, 2021 and December 31, 2020	(1,962)	(1,874))
Accumulated deficit	(65,714)	(65,015)
Total stockholders' equity	2,540	3,183
Total liabilities and stockholders’ equity	$13,143	$23,808

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2021	2020
Results of Operations:
Revenue	$5,170	$10,597
Cost of revenue	3,865	8,996
Gross profit	1,305	1,601
Selling, general and administrative expenses	1,775	1,759
Depreciation and amortization	137	119
Total operating costs	1,912	1,878
Loss from operations	(607)	(277)
Other income (expense):
Interest expense, net	(85)	(82)
Loss from operations before income taxes	(692)	(359)
Income tax expense	7	9
Net loss	$(699)	$(368)

Basic & diluted income (loss) per common share	$(0.04)	$(0.02)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2020	18,524	$2	$69,661	962	$(1,700)	$(65,094)	$2,869
Restricted stock vested	392	-	-	-	-	-	-
Stock options exercised	24	-	2	-	-	-	2
Treasury shares repurchased	-	-	-	130	(170)		(170)
Stock-based compensation	-	-	109	-	-	-	109
Net loss	-	-	-	-	-	(368)	(368)
Balance at March 31, 2020	18,940	$2	$69,772	1,092	$(1,870)	$(65,462)	$2,442

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2021	19,055	$2	$70,070	1,097	$(1,874)	$(65,015)	$3,183
Restricted stock vested	274	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	101	(88)	-	(88)
Stock options exercised	75	-	8	-	-	-	8
Stock-based compensation	-	-	136	-	-	-	136
Net loss	-	-	-	-	-	(699)	(699)
Balance at March 31, 2021	19,404	$2	$70,214	1,198	$(1,962)	$(65,714)	$2,540

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(699)	$(368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	137	119
Non-cash interest	29	28
Amortization of debt discount	19	23
Stock-based compensation	136	109
Changes in operating assets and liabilities:
Contract and other receivables	275	2,907
Costs and estimated earnings in excess of billings on uncompleted contracts	278	(30)
Inventories, net	(93)	1,231
Prepaid expenses and other current assets	(204)	(105)
Right-of-use assets	164	144
Accounts payable and accrued expenses	(10,514)	(7,013)
Deferred revenues	620	94
Operating lease liabilities	(176)	(151)
Net cash used in operating activities	(10,028)	(3,012)

Cash Flows from Investing Activities:
Capital expenditures	(1)	(177)
Net cash used in investing activities	(1)	(177)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	8	2
Repurchase of stock	(88)	(170)
Net cash used in financing activities	(80)	(168)
Net decrease in cash and cash equivalents	(10,109)	(3,357)
Cash and cash equivalents at beginning of period	19,012	8,678
Cash and cash equivalents at end of period	$8,903	$5,321
Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$50
Cash paid for taxes	$51	$11

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT reseller and procurement services. Our corporate offices and our integration facility are located in Round Rock, Texas.

The accompanying consolidated balance sheet as of December 31, 2020, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity and cash flows. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Company management has evaluated its liquidity and capital requirements in consideration of recent operating losses, negative cash flows from operations and accumulated deficits which have been due, in part, to the effects of COVID-19. Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, trade credit extended to us by our vendors, and borrowings under our bank credit facility, which we believe will be sufficient to meet our obligations as they come due. If future results do not meet expectations, management can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. Management may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to scale its business operations or the terms upon which additional financing might be available.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of March 31, 2021 and December 31, 2020, our allowance for doubtful accounts was $7,000.

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

Procurement Services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our reseller services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided to our customers by another party and we have no control of the goods before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer. Accounts receivable from our reseller activities are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended March 31,
	2021	2020
FACILITIES:
Maintenance revenues	$902	$992
Equipment sales	291	137
Deployment and other services	387	970
Total Facilities revenues	$1,580	$2,099

SYSTEMS INTEGRATION:
Integration services	$1,428	$1,725
Procurement and reseller services	2,162	6,773
Total Systems Integration revenues	$3,590	$8,498
TOTAL REVENUES	$5,170	$10,597

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of March 31, 2021, deferred revenue of $4,681,000 includes $1,701,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $2,906,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. The remaining $74,000 of deferred revenue is our remaining performance obligations for maintenance services, which is expected to be recognized between one and three years.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended March,
	2021	2020

US-based IT OEM	93%	94%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 47% and 70% of our trade accounts receivable at March 31, 2021 and December 31, 2020, respectively. Additionally, a US-based technology customer represented 21% of our accounts receivable at March 31, 2021. No other customer represented more than 10% of our accounts receivable at March 31, 2021 or at December 31, 2020.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based IT OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $7.3 million and $13.2 million for the three-month periods ended March 31, 2021 and 2020, respectively. We paid financing fees under this arrangement of approximately $36,000 and $150,000 for the three-month periods ended March 31, 2021 and 2020, respectively, which was recorded as interest expense in our consolidated statement of operations.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In October 2020, FASB issued Accounting Standards Update 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in ASU 2020-10 do not change the GAAP requirements but it improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and also clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. ASU 2020-10 was effective for us for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021. The adoption of ASU 2020-10 did not have any material impact on our consolidated results of operations, cash flows, financial position or disclosures.

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

In December 2019, FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The standard was effective for us on January 1, 2021. We adopted the standard using a modified retrospective application, and the adoption of this standard did not have a material effect on our consolidated financial statements or require a cumulative effect adjustment to retained earnings.

In May 2019, FASB issued Accounting Standards Update 2019-15, Financial Instruments – Credit Losses (Topic 326), (AASU 2019-15”). ASU 2019-15 provides guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit loss standard to measure financial assets at amortized cost (except held-to-maturity securities) using the fair value option. The effective date and transition methodology are the same as in ASU 2016-13.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	March 31, 2021 (unaudited)	December 31, 2020
Contract and other receivables	$647	$922
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$640	$915

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	March 31, 2021 (unaudited)	December 31, 2020
Raw materials	$153	$149
Reseller inventories	142	52
Reserve	(5)	(4)
Inventories, net	$290	$197

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	March 31, 2021 (unaudited)		December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(712)	$906	$(690)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	March 31, 2021 (unaudited)	December 31, 2020
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At March 31, 2021 and at December 31, 2020, the date of our last annual test, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $23,000 for each of the three-month periods ended March 31, 2021 and 2020, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2020 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three-month periods ended March 31, 2021 or 2020 that indicated the carrying value of of our goodwill and other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful			March 31,	December 31,
	Lives (years)			2021 (unaudited)	2020
Trade equipment		5		$144	$144
Leasehold improvements	2	-	5	725	725
Furniture and fixtures		7		16	16
Computer equipment and software		3		2,072	2,071
				2,957	2,956
Less accumulated depreciation				(2,408)	(2,294)
Property and equipment, net				$549	$662

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $114,000 and $96,000 for the three-month periods ended March 31, 2021 and 2020, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	March 31, 2021 unaudited)	December 31, 2020
Accounts payable	$2,051	$12,550
Accrued expenses	564	453
Compensation, benefits & related taxes	231	358
Other accrued expenses	14	13
Total accounts payable and accrued expenses	$2,860	$13,374

Note 3 – Long-Term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	March 31, 2021 (unaudited)	December 31, 2020
Notes Payable due July 2022	$1,995	$1,995
Accrued in-kind interest – long term	399	370
Less unamortized discount and debt issuance costs	(112)	(131)
	2,282	2,234
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$2,282	$2,234

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

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. At March 31, 2021 there was approximately $238,000 in accrued interest outstanding on this loan. We can prepay the loan and accrued interest at any time without penalty.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized to interest expense using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 was amortized for this warrant during each of the three-month periods ended March 31, 2021 and 2020, respectively.

On July 19, 2017, we borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. At March 31, 2021 there was approximately $161,000 in accrued interest outstanding on this loan. We can prepay the note issued to MHW Partners and the accrued interest at any time without penalty.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended March 31, 2021 and 2020, respectively.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the New Loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $10,000 was amortized during each of the three-month periods ended March 31, 2021 and 2020, respectively.

The entire outstanding principal balance, and any accrued interest, is due upon maturity in July 2022.

Note 4 – Revolving Line of Credit

In February 2021, we entered into a new revolving line of credit (the “credit facility”) with Texas Capital Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”), dated effective December 31, 2020. The obligations under the credit facility are secured by substantially all of our assets. Our wholly-owned subsidiaries, Vortech L.L.C., and VTC, L.L.C. jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 3.18% at March 31, 2021). In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused credit facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2021.

The credit facility requires that we maintain a minimum liquidity of $1,500,000 at all times. It also requires us to comply with certain financial covenants including a maximum Senior Leverage Ratio of 3.00 and a minimum Fixed Charge Coverage Ratio of 1.50. The credit facility also limits the amount of new indebtedness to $250,000 per fiscal year without Lender’s prior written approval.

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

The maximum amount we would have been eligible to borrow at March 31, 2021 was approximately $233,000. There were no amounts outstanding under this credit facility at March 31, 2021.

Note 5 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 3 years. As of March 31, 2021, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended March 31, (unaudited)
	2021	2020
Lease expense
Operating lease cost	$207	$194
Variable lease cost	-	-
Sublease income	(12)	(16)
Total operating lease cost	195	178

Operating Lease – operating cash flows	(176)	(151)
New right-of-use assets – operating leases	-	-
Weighted average remaining lease term – operating leases (months)	12	24
Weighted average discount rate – operating leases	12.0%	12.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows (in ‘000’s):

Fiscal Year
2021	$620
2022	209
2023	5
Thereafter	-
Total minimum future lease payments	834
Less imputed interest	(54)
Total	$780

Reported as of March 31, 2021
Current portion of lease liability	$763
Non-current portion of lease liability	17
$780

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

	Three Months Ended March 31,
	2021	2020

Basic & diluted net loss per share:
Numerator:
Net loss	$(699)	$(368)
Denominator:
Weighted-average shares of common stock outstanding	18,009	17,728
Basic and diluted net loss per share	$(0.04)	$(0.02)

For the three-month periods ended March 31, 2021 and 2020, potentially dilutive shares of 5,165,000 and 4,740,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 7 – Related Party Transactions

We have $945,000 principal outstanding at March 31, 2021 in promissory notes payable to MHW, net of remaining discount of $27,000. Per the terms of the notes, we paid interest of approximately $35,000 and $33,000 during the three-month periods ended March 31, 2021 and 2020, respectively. There is approximately $238,000 of accrued interest outstanding on these notes at March 31, 2021 that is included in the outstanding long-term borrowings on the consolidated balance sheet. We have $650,000 principal outstanding at March 31, 2021 in promissory notes payable to MHW Partners, net of remaining discount of $28,000. Per the terms of the notes, we paid interest of $24,000 and $23,000 during the three-month periods ended March 31, 2021 and 2020, respectively. There is approximately $161,000 of accrued interest outstanding on these notes at March 31, 2021 that is included in the outstanding long-term borrowings on the consolidated balance sheet. Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three month periods ended March 31, 2021 and 2020 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended Mar. 31,
	2021	2020
Revenues:
Facilities	$1,580	$2,099
Systems integration services	3,590	8,498
Total revenues	$5,170	$10,597

Depreciation expense:
Facilities	$67	$51
Systems integration services	47	45
Consolidated depreciation expense	$114	$96

Income (loss) from operations:
Facilities	$(70)	$19
Systems integration services	(537)	(296)
Total income (loss) from operations	$(607)	$(277)

Interest expense:
Facilities	$50	$44
Systems integration services	35	38
Consolidated interest expense	$85	$82

	Mar 31, 2021	Dec. 31, 2020
Total Assets:
Facilities	$1,091	$1,366
Systems integration services	1,775	2,072
Other consolidated activities	10,277	20,370
Total	$13,143	$23,808

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2020 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement and reseller services. Our headquarters and our integration facility are in Round Rock, Texas.

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

During 2019 we began providing procurement and reseller services to our clients. Previously almost all inventory used in our systems integration business was consigned to us by our original equipment manufacturer (OEM) and end-user customers. We now offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. The procurement and reseller services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

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

The COVID-19 pandemic has had an immediate and ongoing impact on our operations in both our facilities segment and our systems integration segment since it began last March. Travel restrictions and other customer-actions that have restricted physical access to customer sites have negatively impacted our facilities segment because we have been unable to access customer locations to provide our services. The site and travel restrictions continued through the first quarter of 2021 and we anticipate them continuing for the foreseeable future. Our deployment revenues were down 60% in the first quarter of 2021 compared to the first quarter of 2020 due, in part, to these impacts. Additionally, our customers deferred or cancelled the deployment of new modular data centers (MDCs) in 2020 and instead they maintained and updated their existing MDCs. We were able to offset the loss in deployment revenues during 2020 with other services related to upgrades and refresh activities.

Our systems integration business has also seen a revenue decline because of the pandemic, and has been negatively impacted due to logistical and supply-chain issues that have affected component supply to us. Safety and other measures that we had to implement in our systems integration facility so that we could continue to operate safely despite the pandemic materially increased the cost of operating and providing our integration services.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically we performed design and project-management services in a concentrated number of high-value contracts for the construction of new data centers. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required higher levels of working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, to obtain better margins. We have also focused on providing maintenance services for modular data center applications as this market continues to expand. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business, and through adding services such as procurement and reseller services, to help drive volume through the integration facility.

Revenues for the three-month period ended March 31, 2021 decreased by $5.4 million or 51% compared to the first quarter of 2020. The majority of this decrease was due to a decrease in our procurement and reseller revenues, which decreased by $4.6 million or 68% compared to the first quarter of 2020. We commenced these procurement and reseller transactions in late 2019, whereby we procure third-party hardware, software and services on our customer’s behalf that are then typically used in our integration services as we integrate those components to deliver a completed system to our customer. Our experience so far has been that we have had major fluctuations in quarterly revenue tied to the timing of these projects, and we have not yet consistently maintained the level of such revenues, resulting in significant fluctuations in our quarterly revenues and earnings. Our integration services revenues were $0.3 million or 17% lower than the first quarter of 2021 due to lower demand from our OEM partner.

Our facilities segment revenues decreased by $0.5 million or 25% compared to the first quarter of 2020 due mainly to a decrease in the number of deployments of modular data centers, in part due to site restrictions and customer deferrals caused by the COVID-19 pandemic.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 75% for the three-month period ended March 31, 2021 compared to 85% for the first quarter of 2020. This decrease from the first quarter of 2020 reflects the lower proportion of procurement and reseller revenues in this current quarter compared to a year ago. We earn much lower margins on product purchase/resell services than we do with our traditional integration and maintenance services. As the percentage of our total revenue derived from reseller services decreases, we would anticipate that cost of revenue as a percentage of sales will decrease. Absent the reseller business, the profit margin from our integration and maintenance services increased by 6% in the first quarter of 2021 compared to the same quarter of 2020 primarily due to lower operating costs of our integration facility as we have managed costs due to lower volumes and as we acclimate to the ongoing costs of the COVID-19 pandemic.

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

Gross Profit

Our gross profit margin for the three-month period ended March 31, 2021 was 25% compared to a gross profit margin of 15% in the first quarter of 2020. This increase in margin as a percentage of revenues compared to the first quarter of 2020 was primarily attributable to the decrease in our level of procurement and reseller revenues compared to 2020, where we earn much lower margins on product purchase/resell services than what we earn from our core integration and maintenance activities. Because of the impact of lower procurement and reseller revenues in 2021 that decreased our revenues compared to 2020, over overall gross profit decreased by $0.3 million or 18.5% for the three-month period ended March 31, 2021 compared to the same period of 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consists of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2021, our selling, general and administrative expenses increased by $16,000 or 1% compared to the first quarter of 2020. This increase was due primarily to higher compensation-related costs offset by lower travel costs and lower professional fees.

Operating Income (Loss)

For the three-month period ended March 31, 2021, we recorded an operating loss of $607,000. This compares to an operating loss of $277,000 that we had in the first quarter of 2020.

Net Income (Loss)

After net interest expense and income taxes we recorded a net loss of $699,000 or $(0.04) per share for the three-month period ended March 31, 2021. This compared to a net loss of $368,000 or $(0.02) per share for the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2021 are our cash and cash equivalents on hand, funds available under our bank credit facility, vendor trade-credit and projected cash flows from operating activities.

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

As at March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $8.9 million and $19.0 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash used in operating activities for the three-month period ended March 21, 2021 was $10.0 million compared to cash used in operating activities of $3.0 million for the three-month period ended March 31. 2020. This change was primarily attributable to the timing and financial impacts of our procurement and reseller services. At the end of 2020 we were able to be paid by our customers for a number of large procurement projects, but we had yet to pay our vendors for these same projects. This drove an increase of $10 million in cash and accounts payable at the end of 2020. During the first quarter of 2021 we paid those vendors and both our cash balances and our accounts payable decreased by over $10 million, resulting in the decrease in our cash on hand during the quarter. Due to project timing we were also able to minimize the level of inventory and receivables relating to the procurement services. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2021 and beyond.

Investing Activities:

Cash used in investing activities was $1,000 in the three-month period ended March 31, 2021 for the purchases of property and equipment compared to cash used in the same period of 2020 of $177,000 for purchases of property and equipment.

Financing Activities:

Cash used in financing activities was $80,000 for the three-month period ended March 31, 2021 compared to cash used in financing activities of $168,000 for the three-month period ended March 31, 2020. We received $8,000 in proceeds provided by the exercise of employee stock options in 2021 and used $88,000 in the purchase of stock related to tax obligations around option exercises and vesting of restricted shares in 2021. In 2020 there was $2,000 received from the exercise of employee stock options and $170,000 used in the purchase of stock related to tax obligations around the option exercises.

Future Uses of Cash

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, trade credit extended to us by our vendors, and borrowings under our bank credit facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to scale its business operations or terms upon which additional financing might be available.

Off-Balance Sheet Arrangements

As at March 31, 2021 we had no off -balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2020 with the exception of the adoption and evaluation of the adoption date and the impact of the adoption of recently issued accounting pronouncement guidance on our consolidated financial statements and disclosures. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three-month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended March 31, 2021:

Monthly Period During the Quarter Ended March 31, 2021	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jan. 1, 2021 - Jan. 31, 2021	-	$-	-	-
Feb.1, 2021 – Feb. 28, 2021	98,530	$0.86
Mar. 1, 2021 – Mar, 30, 2021	2,669	$0.85	-	-
Total	101,199	$0.86

(a)	All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: May 17, 2021	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)