Form 10-Q
period 2021-06-30
TSS, Inc.
filed 2021-08-16
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 13, 2021              19,544,802

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2021

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	June 30,	December 31,
	2021 (unaudited)	2020

Current Assets:
Cash and cash equivalents	$7,273	$19,012
Contract and other receivables, net	540	915
Costs and estimated earnings in excess of billings on uncompleted contracts	1,544	806
Inventories, net	162	197
Prepaid expenses and other current assets	302	58
Total current assets	9,821	20,988
Property and equipment, net	486	662
Lease right-of-use assets	558	876
Goodwill	780	780
Intangible assets, net	172	217
Other assets	432	285
Total assets	$12,249	$23,808

Current Liabilities:
Accounts payable and accrued expenses	$1,455	$13,374
Deferred revenues	5,962	3,962
Current portion of lease liabilities	591	748
Total current liabilities	8,008	18,084
Long-term borrowings	1,979	2,234
Non-current portion of lease liabilities	18	208
Non-current portion of deferred revenues	54	99
Total liabilities	10,059	20,625

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2021 and December 31, 2020; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2021 and December 31, 2020; 19,544 and 19,055 issued; 18,317 and 17,958 outstanding at June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	70,335	70,070
Treasury stock 1,228 and 1,097 shares at cost at June 30, 2021 and December 31, 2020	(1,977)	(1,874)
Accumulated deficit	(66,170)	(65,015)
Total stockholders' equity	2,190	3,183
Total liabilities and stockholders’ equity	$12,249	$23,808

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Results of Operations:
Revenue	$3,068	$6,454	$8,238	$17,051
Cost of revenue	1,616	5,687	5,481	14,683
Gross profit	1,452	767	2,757	2,368
Selling, general and administrative expenses	1,667	1,584	3,442	3,343
Depreciation and amortization	136	132	273	251
Total operating costs	1,803	1716	3,715	3,594
Income (loss) from operations	(351)	(949)	(958)	(1,226)
Other income (expense):
Interest expense, net	(103)	(84)	(188)	(166)
Loss from operations before income taxes	(454)	(1,033)	(1,146)	(1,392)
Income tax expense	2	9	9	18

Net income (loss)	$(456)	$(1,042)	$(1,155)	$(1,410)

Basic and diluted income (loss) per common share	$(0.03)	$(0.06)	$(0.06)	$(0.08)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2020	18,524	$2	$69,661	962	$(1,700)	$(65,094)	$2,869
Restricted stock vested	392	-	-	-	-	-	-
Stock options exercised	24	-	2	-	-	-	2
Treasury shares repurchased	-	-	-	130	(170)		(170)
Stock-based compensation	-	-	109	-	-	-	109
Net loss	-	-	-	-	-	(368)	(368)
Balance at March 31, 2020	18,940	$2	$69,772	1,092	$(1,870)	$(65,462)	$2,442
Stock-based compensation	-	-	93	-	-	-	93
Net loss	-	-	-	-	-	(1,042)	(1,042)
Balance at June 30, 2020	18,940	$2	$69,865	1,092	$(1,870)	$(66,504)	$1,493

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2021	19,055	$2	$70,070	1,097	$(1,874)	$(65,015)	$3,183
Restricted stock vested	274	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	101	(88)	-	(88)
Stock options exercised	75	-	8	-	-	-	8
Stock-based compensation	-	-	136	-	-	-	136
Net loss	-	-	-	-	-	(699)	(699)
Balance at March 31, 2021	19,404	$2	$70,214	1,198	$(1,962)	$(65,714)	$2,540
Restricted stock vested	15	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	30	(15)	-	(15)
Stock options exercised	125	-	12	-	-	-	12
Stock-based compensation	-	-	109	-	-	-	109
Net loss	-	-	-	-	-	(456)	(456)
Balance at June 30, 2021	19,544	$2	$70,335	1,228	$(1,977)	$(66,170)	$2,190

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,155)	$(1,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	273	251
Non-cash interest	59	58
Amortization of debt discount	38	46
Stock-based compensation	245	202
Changes in operating assets and liabilities:
Contract and other receivables	375	1,046
Costs and estimated earnings in excess of billings on uncompleted contracts	(738)	(185)
Inventories, net	35	403
Prepaid expenses and other current assets	(391)	(198)
Right-of-use assets	318	293
Accounts payable and accrued expenses	(11,919)	(3,429)
Deferred revenues	1,955	1,331
Operating lease liabilities	(347)	(311)
Net cash used in operating activities	(11,252)	(1,903)

Cash Flows from Investing Activities:
Capital expenditures	(52)	(363)
Net cash used in investing activities	(52)	(363)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	20	2
Repurchase of stock	(103)	(170)
Repayment of long-term debt	(352)	-
Proceeds from bank note payable	-	890
Net cash provided by (used in) financing activities	(435)	722
Net decrease in cash and cash equivalents	(11,739)	(1,544)
Cash and cash equivalents at beginning of period	19,012	8,678
Cash and cash equivalents at end of period	$7,273	$7,134
Supplemental disclosure of cash flow information:
Cash paid for interest	$117	$90
Cash paid for taxes	$51	$45

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

Company management has evaluated its liquidity and capital requirements in consideration of recent operating losses, negative cash flows from operations and accumulated deficits which have been due, in part, to the effects of COVID-19. Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, trade credit extended to us by our vendors, and borrowings under our bank credit facility, which we believe will be sufficient to meet our obligations as they come due. If future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. Management may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to scale its business operations or the terms upon which additional financing might be available.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of June 30, 2021 and December 31, 2020, our allowance for doubtful accounts was $7,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
FACILITIES:
Maintenance revenues	$892	$948	$1,794	$1,940
Equipment sales	134	75	425	212
Deployment and other services	587	535	974	1,505
Total Facilities revenues	$1,613	$1,558	$3,193	$3,657

SYSTEMS INTEGRATION:
Integration services	$1,331	$1,879	$2,759	$3,604
Reseller services	124	3,017	2,286	9,790
Total Systems Integration revenues	$1,455	$4,896	$5,045	$13,394
TOTAL REVENUES	$3,068	$6,454	$8,238	$17,051

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of June 30, 2021, deferred revenue of $6,015,000 includes $2,436,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $3,525,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. The remaining $54,000 of deferred revenue is our remaining performance obligations for maintenance services, which is expected to be recognized between one and three years.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

US-based IT OEM	87%	97%	91%	96%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 49% and 70% of our trade accounts receivable at June 30, 2021 and December 31, 2020, respectively. Additionally, a US-based technology customer represented 32% of our accounts receivable at June 30, 2021. No other customer represented more than 10% of our accounts receivable at June 30, 2021 or at December 31, 2020.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based IT OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $4.5 million and $5.5 million for the three-month periods ended June 30, 2021 and 2020, respectively. We paid financing fees under this arrangement of approximately $22,000 and $30,000 for the three-month periods ended June 30, 2021 and 2020, respectively, which was recorded as interest expense in our consolidated statement of operations. The aggregate gross amount factored under this arrangement was approximately $11.9 million and $18.7 million for the six-month periods ended June 30, 2021 and 2020, respectively. We paid financing fees under this arrangement of approximately $58,000 and $119,000 for the six-month periods ended June 30, 2021 and 2020, respectively, which was recorded as interest expense in our consolidated statement of operations.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2021 (unaudited)	December 31, 2020
Contract and other receivables	$547	$922
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$540	$915

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	June 30, 2021 (unaudited)	December 31, 2020
Raw materials	$139	$149
Reseller inventories	28	52
Reserve	(5)	(4)
Inventories, net	$162	$197

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	June 30, 2021 (unaudited)		December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(735)	$906	$(690)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	June 30, 2021 (unaudited)	December 31, 2020
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At June 30, 2021 and at December 31, 2020, the date of our last annual test, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $23,000 for each of the three-month periods ended June 30, 2021 and 2020, respectively. We recognized amortization expense related to intangibles of approximately $45,000 for each of the six-month periods ended June 30, 2021 and 2020, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2020 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three or six-month periods ended June 30, 2021 or 2020 that indicated the carrying value of our goodwill and other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful			June 30,	December 31,
	Lives (years)			2021 (unaudited)	2020
Trade equipment		5		$144	$144
Leasehold improvements	2	-	5	725	725
Furniture and fixtures		7		16	16
Computer equipment and software		3		2,123	2,071
				3,008	2,956
Less accumulated depreciation				(2,522)	(2,294)
Property and equipment, net				$486	$662

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $114,000 and $109,000 for the three-month periods ended June 30, 2021 and 2020, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $228,000 and $206,000 for the six-month periods ended June 30, 2021 and 2020, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	June 30, 2021 unaudited)	December 31, 2020
Accounts payable	$701	$12,550
Accrued expenses	343	453
Compensation, benefits & related taxes	397	358
Other accrued expenses	14	13
Total accounts payable and accrued expenses	$1,455	$13,374

Note 3 – Long-Term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	June 30, 2021 (unaudited)	December 31, 2020
Notes Payable due July 2022	$1,595	$1,995
Accrued in-kind interest – long term	429	370
Less unamortized discount and debt issuance costs	(45)	(131)
	1,979	2,234
Current portion of long-term borrowing	-	-
Non-current portion of long-term borrowing	$1,979	$2,234

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

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. At June 30, 2021 there was approximately $256,000 in accrued interest outstanding on this loan. We can prepay the loan and accrued interest at any time without penalty.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized to interest expense using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 was amortized for this warrant during each of the three-month periods ended June 30, 2021 and 2020, respectively. Approximately $9,000 was amortized for this warrant during each of the six-month periods ended June 30, 2021 and 2020, respectively.

On July 19, 2017, we borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. At June 30, 2021 there was approximately $174,000 in accrued interest outstanding on this loan. We can prepay the note issued to MHW Partners and the accrued interest at any time without penalty.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended June 30, 2021 and 2020, respectively. Approximately $10,000 was amortized during each of the six-month periods ended June 30, 2021 and 2020, respectively.

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

In June 2021 both Mr. Berg and Mr. Ikeda agreed to give the Company a 12% discount if the Company satisfied its indebtedness obligations under the New Loans on or prior to June 23, 2021. On June 23, 2021, the Company paid $88,000 to Mr. Berg and $264,000 to Mr. Ikeda in full satisfaction of all outstanding indebtedness obligations under the New Loans. The remaining unamortized discount of approximately $46,000 and remaining unamortized loan issuance costs of approximately $2,000 were expensed at this time, resulting in a loss of extinguishment of debt of $470 which was included in Interest expense, net, in the Company’s consolidated Statements of Operations during the three and six-month periods ended June 30, 2021.

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

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 3.09% at June 30, 2021). In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused credit facility fee, payable quarterly in arrears. The credit facility matures on December 31, 2021.

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

The maximum amount we would have been eligible to borrow at June 30, 2021 was approximately $205,000. There were no amounts outstanding under this credit facility at June 30, 2021.

Note 5 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 9 months to 3 years. As of June 30, 2021, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2021	2020	2021	2020
Lease expense
Operating lease cost	$209	$202	$412	$399
Variable lease cost	-	-	-	-
Sublease income	(12)	(16)	(24)	(32)
Total operating lease cost	197	186	388	367

Operating Lease – operating cash flows	(171)	(160)	(347)	(311)
New right-of-use assets – operating leases	15	-	15	-
Weighted average remaining lease term – operating leases (months)	10	21	11	24
Weighted average discount rate – operating leases	12%	12%	12%	12%

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows (in ‘000’s):

Fiscal Year
2021	$418
2022	217
2023	7
Thereafter	-
Total minimum future lease payments	642
Less imputed interest	(33)
Total	$609

Reported as of June 30, 2021
Current portion of lease liability	$591
Non-current portion of lease liability	18
$609

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Basic & diluted net loss per share:
Numerator:
Net loss	$(456)	$(1,042)	$(1,155)	$(1,410)
Denominator:
Weighted-average shares of common stock outstanding	18,232	17,841	18,167	17,785
Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.06)	$(0.08)

For the three-month periods ended June 30, 2021 and 2020, potentially dilutive shares of 5,140,000 and 4,750,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

For the six-month periods ended June 30, 2021 and 2020, potentially diluted shares of 5,152,000 and 4,745,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 7 – Related Party Transactions

We had the following related party balances that are included in long-term borrowings (in $’000):

Name of related party		June 30, 2021	Dec. 31, 2020
MHW	Promissory notes payable	$945	$945
	Discount on notes payable	(21)	(32)
		924	913

	Accrued interest outstanding	256	221

MHW Partners	Promissory notes payable	$650	$650
	Discount on notes payable	(22)	(33)
		628	617

	Accrued interest outstanding	174	149

Related party transactions: (in $’000)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense:
MHW	$36	$33	$70	$66
MHW Partners	24	23	48	46

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and six-month periods ended June 30, 2021 and 2020 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Facilities	$1,613	$1,558	$3,193	$3,657
Systems integration services	1,455	4,896	5,045	13,394
Total revenues	$3,068	$6,454	$8,238	$17,051

Depreciation expense:
Facilities	$67	$57	$133	$108
Systems integration services	47	50	95	95
Consolidated depreciation expense	$114	$107	$228	$203

Income (loss) from operations:
Facilities	$146	$110	$76	$129
Systems integration services	(497)	(1,059)	(1,034)	(1,355)
Total income (loss) from operations	$(351)	$(949)	$(958)	$(1,226)

Interest expense:
Facilities	$60	$45	$110	$88
Systems integration services	43	39	78	78
Consolidated interest expense	$103	$84	$188	$166

	June 30, 2021	Dec. 31, 2020
Total Assets:
Facilities	$713	$1,366
Systems integration services	2,832	2,072
Other consolidated activities	8,704	20,370
Total	$12,249	$23,808

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

Our business is concentrated on the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are continuing to drive demand for more information technology equipment and more efficient data center design and operation, resulting in continued growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under ‘‘Master Service Agreements’’, and the loss of such customers or a material decline in volume from such customers would have a material negative effect on our results.

During 2019 we began providing procurement and reseller services to some of our clients. Previously almost all inventory used in our systems integration business was consigned to us by our original equipment manufacturer (OEM) and end-user customers. We now offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. The procurement and reseller services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

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

The COVID-19 pandemic has had an immediate and ongoing impact on our operations in both our facilities segment and our systems integration segment since it began last March. Travel restrictions and other customer-actions that have restricted physical access to customer sites have negatively impacted our facilities segment because we have been unable to access customer locations to provide our services. The site and travel restrictions continued through the first quarter of 2021 and we are now beginning to see removal of some restrictions from our customers. However these restrictions still directly impacted our operations and our deployment revenues were down 35% in the first half of 2021 compared to the first half of 2020 due, in part, to these impacts. Additionally, our customers deferred or cancelled the deployment of new modular data centers (MDCs) in 2020 and instead they maintained and updated their existing MDCs. We were able to offset the loss in deployment revenues during 2020 with other services related to upgrades and refresh activities. We anticipate the level of MDC deployments to increase during the second half of 2021 as these site restrictions continue to be relaxed.

Our systems integration business has also seen a revenue decline because of the pandemic, and has been negatively impacted due to logistical and supply-chain issues that have continued to affect component supply to us. Safety and other measures that we had to implement in our systems integration facility so that we could continue to operate safely despite the pandemic materially increased the cost of operating and providing our integration services, particularly at the onset of the pandemic. As time has passed and with knowledge gained, we have been able to significantly reduce these incremental operating costs during 2021.

At this point we do not know how long this pandemic and its associated impact on our business will continue, or if it will worsen or improve. To the extent these travel restrictions and customer delays continue, the pandemic worsens, or we have further supply chain challenges, our business will continue to be negatively impacted.

RESULTS OF OPERATIONS

Revenue

Revenue consists of fees earned from the planning, design and project management for mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services for these facilities. We also earn revenue from providing system configuration and integration services, including procurement and reseller services, to IT equipment vendors. Currently we derive all our revenue from the U.S. market.

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

Revenues for the three-month period ended June 30, 2021 decreased by $3.4 million or 52% compared to the second quarter of 2020. $2.9 million of this decrease was due to a decrease in our procurement and reseller revenues, which decreased by 96% compared to the second quarter of 2020. We commenced these procurement and reseller transactions in late 2019, whereby we procure third-party hardware, software and services on our customer’s behalf that are then typically used in our integration services as we integrate those components to deliver a completed system to our customer. Our experience so far has been that we have had major fluctuations in quarterly revenue tied to the timing of these projects, and we have not yet consistently maintained the level of such revenues, resulting in significant fluctuations in our quarterly revenues and earnings. Our integration services revenues were $0.5 million or 29% lower than the second quarter of 2020 due to lower demand from our OEM partner.

Our facilities segment revenues increased by $0.1 million or 4% compared to the second quarter of 2020 due mainly to an increase in equipment and parts revenues for our modular data centers.

For the six-month period ended June 30, 2021, our revenue of $8.2 million was down by $8.8 million or 52% from the $17.1 million we recorded during the first six months of 2020. $7.5 million of this decrease was due to a decrease in our procurement and reseller services which decreased by 77% compared to the first half of 2020. Our facilities revenues decreased by $0.5 million in the first half of 2021 compared to 2020 due to a lower level of MDC deployments in part due to the COVID-19 pandemic. Our system integration revenues were down 23% or $0.8 million compared to the first half of 2020 due to lower demand from our OEM partner and due to the impact of supply-chain interruptions and other factors attributable to the COVID-19 pandemic.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 53% for the three-month period ended June 30, 2021 compared to 88% for the second quarter of 2020. This decrease from the second quarter of 2020 reflects the lower proportion of procurement and reseller revenues to total revenues in this current quarter compared to a year ago. We earn much lower margins on product purchase/resell services than we do with our traditional integration and maintenance services. As the percentage of our total revenue derived from reseller services decreases, we would anticipate that cost of revenue as a percentage of sales will decrease. Absent the reseller business, the profit margin from our integration and maintenance services increased by 29% in the second quarter of 2021 compared to the same quarter of 2020 primarily due to lower operating costs of our integration facility as we have managed costs due to lower volumes and as we acclimate to and have reduced the ongoing costs of operating our integration facility during the COVID-19 pandemic.

For the six-month period ended June 30, 2021, our cost of revenue as a percentage of revenue was 67% which compares to 86% in the same period of 2020. This decrease in cost of revenues as a percentage of revenue reflects the decrease in our procurement and reseller revenues compared to 2020.

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

Gross Profit

Our gross profit margin for the three-month period ended June 30, 2021 was 47% compared to a gross profit margin of 12% in the second quarter of 2020. This increase in margin as a percentage of revenues compared to the second quarter of 2020 was primarily attributable to the decrease in our level of procurement and reseller revenues, where we earn much lower margins on product purchase/resell services than what we earn from our core integration and maintenance activities. We also improved our gross profit margin by eliminating costs from operating our integration facility that had increased in 2020 as we adapted to operating in a pandemic and had to introduce safety and other measures to keep operating. With experience we have been able to reduce many of these costs in 2021, helping to increase the gross margins in our integration services by 17% compared to 2020. Although the lower procurement and reseller revenues in 2021 decreased our revenues compared to 2020, our overall gross profit for the first half of 2021 increased by $0.4 million or 16% due to the lower operating costs. For the three-month period ended June 30, 2021 our gross profit improved by $0.7 million or 89% compared to the same period of 2020 despite the lower revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended June 30, 2021, our selling, general and administrative expenses increased by $83,000 or 5% compared to the second quarter of 2020 primarily due to higher compensation and professional fees. For the six-month period ended June 30, 2021, our selling, general and administrative expenses increased by $99,000 or 3% compared to the first half of 2020. This increase was due primarily to higher compensation-related costs offset by lower travel costs and lower professional fees.

Income (Loss) from Operations

For the three-month period ended June 30, 2021, we recorded an operating loss of $351,000. This compares to an operating loss of $949,000 that we had in the second quarter of 2020. For the six-month period ended June 30, 2021, we recorded an operating loss of $958,000. This was $268,000 or 22% lower than the $1,226,000 loss we recorded in the first half of 2020.

Net Income (Loss)

After net interest expense and income taxes we recorded a net loss of $456,000 or $(0.03) per share for the three-month period ended June 30, 2021. This compared to a net loss of $1,042,000 or $(0.06) per share for the second quarter of 2020. For the six-month period ended June 30, 2021 we recorded a net loss of $1,155,000 or $(0.06) per share, which compares to a loss of $1,410,000 or $(0.08) per share in the first six months of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2021 are our cash and cash equivalents on hand, funds available under our bank credit facility, vendor trade-credit and projected cash flows from operating activities.

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

As at June 30, 2021, and December 31, 2020, we had cash and cash equivalents of $7.3 million and $19.0 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash used in operating activities for the six-month period ended June 30, 2021 was $11.3 million compared to cash used in operating activities of $1.9 million for the six-month period ended June 30, 2020. This change was primarily attributable to the timing and financial impacts of our procurement and reseller services. At the end of 2020 we were able to be paid by our customers for a number of large procurement projects, but we had yet to pay our vendors for these same projects. This drove an increase of $10 million in cash and accounts payable at the end of 2020. During the first quarter of 2021 we paid those vendors and both our cash balances and our accounts payable decreased by over $10 million, resulting in the decrease in our cash on hand compared to December 31, 2020. Due to the timing of upcoming project, we were also able to minimize the level of inventory and receivables relating to the procurement services. At June 30, 2021 we have approximately $2.9 million in deferred revenues and $1.5 million in deferred costs relating to in-process procurement activities. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2021 and beyond.

Investing Activities:

Cash used in investing activities was $52,000 in the six-month period ended June 30, 2021 for the purchases of property and equipment compared to cash used in the same period of 2020 of $363,000 for purchases of property and equipment.

Financing Activities:

Cash used in financing activities was $435,000 for the six-month period ended June 30, 2021, compared to cash provided from financing activities of $722,000 for the six-month period ended June 30, 2020. During the second quarter of 2021 we spent $352,000 to retire a portion of our long-term notes payable after the lenders offered us an incentive to repay this debt prior to maturity. We have also received $20,000 in proceeds provided by the exercise of employee stock options in 2021 and used $103,000 so far in 2021 in the purchase of stock related to tax obligations around option exercises and vesting of restricted shares. In the second quarter of 2020 we received $890,000 in loan proceeds from the PPP Loans issued pursuant to the Small Business Administration Paycheck Protection Program of the Coronavirus Air, Relief and Economic Security Act of 2020 (the “CARES Act”). These loan funds were provided to qualifying companies under the CARES Act to help cover payroll, rent and other costs to assist companies in managing the economic impact of the COVID-19 pandemic. In 2020 there was also $2,000 received from the exercise of employee stock options and $170,000 used in the purchase of stock related to tax obligations around the option exercises.

Future Uses of Cash

Our primary liquidity and capital requirements are to fund working capital for current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, trade credit extended to us by our vendors, and borrowings under our bank credit facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to scale its business operations on terms upon which additional financing might be available.

Off-Balance Sheet Arrangements

As of June 30, 2021 we had no off -balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three and six-month periods ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended June 30, 2021:

Monthly Period During the Quarter Ended June 30, 2021	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Apr. 1, 2021 - Apr. 30, 2021	4,486	$0.71	-	-
Mar.1, 2021 – Mar. 31, 2021	-	$-
Jun. 1, 2021 – Jun, 30, 2021	25,000	$0.50	-	-
Total	29,486	$0.53

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: August 16, 2021	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)