Form 10-K
period 2021-12-31
TSS, Inc.
filed 2022-03-30
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $6,586,857. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 30, 2022: 18,868,321

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2021 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

In particular, we are focused on the cloud IT infrastructure market with emphasis on the modular data center area, and we have concentrated our activities around our systems integration and facilities maintenance businesses. We have also developed and expanded our rack integration, imaging and logistic services to increase the overall utilization of our systems integration facility and to insulate us from the variable timing of modular data center orders. This simplification of our business and the focus towards the modular data center market has increased our customer concentration and concentrated the markets in which we compete.

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

Service Offerings

We have developed a unique set of solution offerings where we provide a range of services that enable our customers and partners to more efficiently plan, develop, deploy and maintain data centers and their related assets along with end user systems. These solutions begin with strategies for the care of information technology assets that are being housed in the facility or modular data centers, including power, cooling and heat rejection, as well as disaster recovery backup systems. Our operating expenses are not exclusively aligned to each service offering, as shared resources such as sales, marketing and general and administrative expenses support all services. Our solutions involve all aspects of the life cycle of both traditional and modular data centers and their related assets and are described in more detail below.

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

In 2019 we began offering our customers procurement and reseller services where we will procure and resell the information technology hardware, software or professional services on behalf of our customers. We then use this hardware, software or services in our integration facility as we integrate these components to deliver a completed system to our customer. These services enable highly customizable solutions for our OEM and end-user customers and enable us to generate larger revenues and profits while expanding our customer base. In some cases, we will simply act as an agent, and will arrange for the purchase of third-party hardware, software or professional services that are resold directly to the OEM or end-user customer.

Customers

Our customers include IT OEM equipment, technology and service companies, and private sector businesses that in some cases are the end users of the facility or in other cases are providing a facility to a government or commercial end user.

One customer comprised 95% and 97% of our revenues in the years ended December 31, 2021 and 2020, respectively.

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

Employees

At December 31, 2021, we had 67 full-time employees. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

If our operating results do not improve, there may be concern about our ability to continue as a going concern.

Our consolidated financial statements included in this annual report have been prepared on the basis that we will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that we will be able to realize our assets and discharge our liabilities in the normal course of business. As of December 31, 2021, we had an accumulated deficit of $66.3 million and notes payable of $2 million which mature in July 2022. In addition, we have generated recurring operating losses and negative cash flow from operations which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors may, by themselves, cause uncertainty about our ability to continue to operate our business as a going concern. Note 1 to our consolidated financial statements describes the actions we have taken and could take to improve our liquidity to alleviate the doubt about our ability to continue as a going concern.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarded expected revenues and future costs, and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2022 or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

If we do not generate operating profits in 2022 or we are unable to raise additional capital as needed, we may not be able to satisfy our obligations as they become due.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funding from our customer financing programs, and borrowings under our bank credit facility. Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2022 and beyond or significantly affect our level of liquidity. As part of our 2022 liquidity requirements, we have approximately $2 million in long-term debt that matures in July 2022 and that will need to be repaid at that time. Although we currently believe that we have adequate liquidity on hand to repay these debt obligations as and when they fall due, the ongoing impacts of the COVID-19 pandemic or other factors could cause us to incur future operating losses and reduce our available sources of funding such that we may not be able to meet our obligations as they become due. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations and to diversify our customer and product base. As a result, we may need to raise additional capital or obtain an alternative source of credit to fund our operations in the future. Failure to raise capital or obtain alternative sources of funding when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations and we may not be able to continue our business as currently contemplated.

The COVID-19 pandemic has and will likely continue to negatively affect various parts of our business and will likely continue to result in reduced demand from our customers as their businesses may also be negatively affected.

The COVID-19 pandemic has had an immediate and ongoing impact on our operations in both our facilities segment and our systems integration segment since it began in March 2020. Travel restrictions and other customer actions that have restricted physical access to customers sites have negatively impacted our facilities segment because we have been unable to access customer locations to provide our services. This contributed to a decrease in our overall facilities segment revenue in 2021, including a $1.8 million or 54% decrease in revenue from deployment of new modular data centers compared to 2020. Our systems integration business has also seen a revenue decline due to the pandemic and has been negatively impacted due to logistical and supply-chain issues that have impacted component supply to us. The second half of 2021 in particular experienced component shortages and our OEM partner was unable to provide us with all of the necessary IT components required to complete our integration services for a number of projects, negatively impacting our revenue and profitability. We also incurred additional personnel and operating costs to meet health and safety guidelines imposed because of the COVID-19 pandemic so that we could continue to operate our integration facility throughout the pandemic, although during 2021 we have been able to reduce the level of incremental costs that we are incurring due to the pandemic. The spread of the virus into our workforce could result in us having to temporarily disable our facilities preventing us from generating revenue. Similarly, if our customers or suppliers continue to experience adverse business consequences due to COVID-19 or any other pandemic, demand for our services could also be materially adversely affected in a rapid manner. The magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19 cannot be easily estimated at this time and can and will change as the pandemic evolves. Should any of these potential impacts continue for an extended period of time, the impact on our business could have a material adverse effect on our results of operations and our cash flows.

We have a history of operating losses, and we may experience net losses in the future.

Although we recorded net income in 2020, we had a net loss in 2021 and we recorded operating losses in both 2021 and 2020. We have a history of recurring net annual losses in prior years and at December 31, 2021 we had accumulated losses of approximately $66.3 million. We believe that changes we have made to the business in recent years, including the addition of procurement and reseller services and changes to our operating cost structure have improved our operating results and allowed us to achieve multiple profitable quarters in each of the last several years, but we do have a history of fluctuating operating results. Our efforts to align costs with sales and gross margin volume have reduced our level of overhead, but there can be no guarantee that we will be successful in sustaining or increasing profitability in 2022 or beyond. The negative impact of the COVID-19 pandemic has further exacerbated our operating results and there is no certainty regarding how long this pandemic will continue to negatively impact our operations and financial results. The uncertainty of a rapidly changing marketplace and the pandemic has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We derive a significant portion of our revenues from one customer.

We currently derive and believe that we will continue to derive in the near term a significant portion of our revenues from one OEM customer. We provide a range of different services and generate revenue from multiple business units and divisions of this OEM customer. To the extent that any significant business unit or division of this OEM customer uses less of our services or terminates its relationship with us, or this OEM reorganizes its business units and divisions in such a way that directly impacts the level of business with us, our revenues would decline significantly, which would have a material adverse effect on our financial condition and the results of our operations.  Revenues from this OEM customer comprised 95% and 97% of our total revenues for the years ended December 31, 2021 and 2020, respectively.

We are attempting to diversify our customer base but there is no guarantee that we will be successful in doing so.

After the sale of certain components of our business in 2018 and 2017, our customer concentration increased and revenue from our three largest customers comprised 99% of our total revenues for each of the years ended December 31, 2021 and 2020. We are continuing our efforts to add new revenue streams such as our procurement and reseller services that we began offering in 2019, as well as targeting other vendors in the data center infrastructure market including Value Added Resellers and systems integrators who have the need for IT integration services. We are also targeting other vendors in the modular data center market to leverage our expertise and capabilities in this marketplace. Our efforts to successfully add new relationships has been impacted by the COVID-19 pandemic and taken us longer than anticipated. While we believe our efforts will allow us to broaden our customer base and reduce our customer concentration, there can be no guarantee that we will be successful at these endeavors, or of the time that it will take for these efforts to be successful.

Our procurement and reseller services business is still evolving and the level of this business may fluctuate significantly on a quarterly basis, requiring additional working capital in order to grow.

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

Modular Data Centers (MDC’s) typically have an expected useful life between 5-8 years unless refreshed with new IT equipment. As they approach the end of their expected life, we would expect customers to terminate the annual maintenance contracts for those MDC’s which would cause the level of maintenance revenues and our profitability to be negatively impacted unless the units are immediately replaced. Our history suggests that customers will replace MDC’s with new modules that will also be subject to an annual maintenance contract. However, the time period between these two events could result in an overall decrease in our level of maintenance revenues and our overall level of revenue in our facilities business.

We have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our consolidated balance sheet and book an impairment charge in our consolidated statement of operations. During each of the years ended December 31, 2021 and 2020, we conducted such analyses that resulted in no impairment. The net carrying value of goodwill totaled $0.8 million at December 31, 2021 and 2020, and the net carrying value of finite lived intangible assets totaled $0.1 and $0.2 million at December 31, 2021 and 2020, respectively.

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

Our officers, directors or their affiliates beneficially own approximately 7.1 million shares of common stock or approximately 31% of our outstanding common shares as of March 30, 2022. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

Not applicable.

Item 2.         Properties.

We lease a production facility, warehouse and office space in Round Rock, Texas and recently renewed a 7 year lease for this space. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

Item 3.        Legal Proceedings

In January 2022 we reached a settlement agreement with a third party relating to litigation that commenced in 2016 emanating from our construction business which we discontinued at the end of 2016. The lawsuit related to the quality of equipment purchased from third parties on behalf of our customers and installed in a data center expansion project. In 2016, the Company accrued $50,000 which represented our deductible under our insurance policy as the potential exposure over the deductible was unknow. Under the settlement agreement, we agreed to pay the third party $500,000 in full settlement of all claims. $450,000 of this amount will be covered under the Company’s insurance policies.  The settlement was a recognized subsequent event to fiscal 2021 in accordance with FASB ASC 855, Subsequent Events. Accordingly, as of December 31, 2021, we recorded an additional settlement liability of $450,000 reported in Accounts payable and accrued expenses, and a corresponding insurance recovery receivable in Prepaid expenses and other current assets. The loss accrual and insurance recovery are offset within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021, resulting in a net $0 impact. The settlement amount was paid in February 2022.

Aside from the above, we are not a party to any material litigation in any court, and we are not aware of any contemplated proceeding by any governmental authority against us. From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We believe that any potential liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

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

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2021 and 2020 as reported by the OTC Markets Group:

	2021		2020
	Low	High	Low	High

First Quarter	$0.58	$0.91	$0.77	$1.65
Second Quarter	0.42	0.63	0.84	1.21
Third Quarter	0.38	0.63	0.57	1.03
Fourth Quarter	0.45	0.70	0.51	0.76

As of March 30, 2022, there were 74 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners of our common stock.

We did not pay dividends on our outstanding stock during the years ended December 31, 2021 and 2020. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2021 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,200,000	$0.28	3,420,708
Equity compensation plans not approved by security holders	-	-	None
Total	1,200,000	$0.28	3,420,708

The following table provides information with respect to shares of our common stock that were acquired by the Company during the fourth quarter of 2021:

Monthly Period During the Quarter Ended December 31, 2021	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2021 - Oct. 31, 2021	-	$-	-	-
Nov.1, 2021 – Nov. 30, 2021	24,233	$0.56
Dec. 1, 2021 – Dec. 31, 2021	58,101	$0.48	-	-
Total	82,334	$0.50

(a)	All of these shares were acquired from associates to satisfy tax withholding or purchase price requirements upon the exercise of stock option grants.

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

Overview

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides comprehensive services for the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, system installations, facilities management and IT procurement services. Our headquarters and our integration facility are located in Round Rock, Texas

Our business is concentrated on the U.S. data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment and more efficient data center design and operation, resulting in continued overall growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of such customers would have a material negative effect on our results.

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

The COVID-19 pandemic has had an immediate and ongoing impact on our operations in both our facilities segment and our systems integration segment since it began in March 2020. Travel restrictions and other customer actions that have restricted physical access to customer sites have negatively impacted our facilities segment because we have been unable to access customer locations to provide our services. The site and travel restrictions continued through 2021 and we are only now beginning to see removal of some site restrictions from our customers. We have also witnessed supply-chain disruptions during the second half of 2021 that have delayed the delivery of equipment needed for deployments, further delaying customer projects. Overall, these travel restrictions and supply chain challenges directly impacted our operating results in 2021 and our deployment revenues decreased by $1.8 million or 54% compared to 2020 due, in part, to these impacts. We anticipate that the level of MDC deployments will increase during the first half of 2022 as these site restrictions continue to be relaxed and the supply chain constraints start to improve.

Our systems integration business has also seen a revenue decline due to the pandemic and has been negatively impacted due to logistical and supply-chain issues that have impacted component supply to us. The second half of 2021 in particular experienced component shortages that prevented us from completing our integration services for our OEM customer and negatively impacted our revenues. Safety and other measures that we had to implement in our systems integration facility so that we could continue to operate safely despite the pandemic materially increased the cost of operating and providing our integration services, particularly at the onset of the pandemic. As time has passed and with knowledge gained, we have been able to significantly reduce those incremental operating costs during 2021.

At this point we do not know how long this pandemic and its associated impact on our business will continue, or if it will worsen or improve. To the extent these travel restrictions and customer delays continue, the pandemic worsens, or we have continued supply chain challenges, our business will continue to be negatively impacted.

Our total revenue in 2021 was $27.4 million, a $17.7 million or 39% decrease from our 2020 revenues of $45.1 million. This decrease was driven by a $14.1 million decrease in revenues from our procurement and reseller services, which decreased by 49% from 2020 levels. Our remaining core businesses were both impacted by the COVID-19 pandemic that resulted in customer delays and cancellations of modular data center deployments which caused our overall facilities revenues to decrease by 21% to $7.1 million. Our integration services decreased 22% or $1.6 million compared to 2020 on lower volumes from our OEM partner and due to the impact of supply-chain interruptions and other factors attributable to the COVID-19 pandemic.

Our gross profits decreased by $0.4 million or 6% compared to 2020, mainly due to the lower volume of procurement service, while our gross profit margin as a percentage of sales increased to 23% in 2021 from 15% in 2020. The primary cause of the increase in gross profit margin percentage was the change in volume of our procurement and reseller business where we generally earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. Absent this business, the margins on our core integration and maintenance operations increased from 30% in 2020 to 44% in 2021 as we eliminated costs from operating our integration facility that had increased in 2020 as we adapted to operating in a pandemic and had to introduce safety and other measures to keep operating. With experience we have been able to reduce many of these costs during 2021, helping to increase the gross margins in our integration services by 23% compared to 2020. We continued to experience fluctuating volumes in our systems integration facility throughout the year that prevented us from optimizing the utilization of this facility on a consistent basis, further dampening the overall profitability of this operation.

Our selling, general and administrative expenses of $6.7 million were consistent with the $6.7 million we recorded in selling, general and administrative expenses in 2020.

Because of the lower overall gross profits, with consistent selling, general and administrative expenses, we incurred a higher operating loss of $831,000 in 2021. This was $431,000 higher than the operating loss of $400,000 that we recorded in 2020.

We ended 2021 with $8 million of cash on hand, a decrease of $11 million from the balance at the end of 2020. This decrease was primarily due to the timing of cash flows connected with our procurement and reseller activities. At the end of 2020 we were able to be paid by our customers for multiple large procurement projects, but we had yet to pay our vendors for these same projects. This resulted in an increase of $10 million in cash and accounts payable at the end of 2020. During the first quarter of 2021 we paid those vendors and both our cash balances and our accounts payable decreased by over $10 million. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We typically recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2021 and 2020, our allowance for doubtful accounts was $7,000.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We typically recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales, however if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-45 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

	Year ended December 31,
	2021	2020
FACILITIES:
Maintenance revenues	$3,540	$3,749
Equipment sales	2,039	1,980
Deployment and other services	1,496	3,274
Total facilities revenues	7,075	9,003

SYSTEMS INTEGRATION:
Integration services	5,668	7,286
Procurement and reseller services	14,667	28,773
Total systems integration revenues	20,335	36,059
TOTAL REVENUES	$27,410	$45,062

Remaining Performance Obligations

Remaining performance obligations include deferred revenues and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2021, current deferred revenue of $1,498,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $937,000 relates to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. The remaining $22,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

Intangible Assets

We recorded goodwill and intangibles with definite lives, including customer relationships and acquired software, in conjunction with the acquisition of various businesses. Intangible assets with finite lives are amortized based on their estimated economic lives. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed, and it is not amortized.

We perform an impairment test of goodwill on an annual basis with a measurement date of December 31, or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. Our goodwill impairment test involves comparing the fair value of a reporting unit with its carrying amount. If that fair value exceeds the carrying amount, no impairment charge is required to be recorded. If the carrying value exceeds the reporting unit’s fair value, an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment losses recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of a reporting unit will be determined using a discounted cash flow, which requires the use of estimates and assumptions. Significant assumptions that may be required include forecasted operating results, and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may have a material impact on the conclusions reached.

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

We use the Black-Scholes option valuation model to value employee stock option awards that are not performance- based awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For restricted stock awards, we use the quoted price of our common stock on the grant date as the fair value of the award. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method. For performance-based stock awards we use third-party valuation specialists and a Monte-Carlo simulation model to ascertain the fair value of the award at grant date.

Results of Operations

Comparison of 2021 to 2020

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

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all of the customer’s equipment (generally excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter into comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

Our total revenue in 2021 was $27.4 million, a $17.7 million or 39% decrease from our 2020 revenues of $45.1 million. This decrease was driven by a $14.1 million decrease in revenues from our procurement and reseller services that decreased by 49% from 2020 levels. Our remaining core businesses were both impacted by the COVID-19 pandemic that resulted in customer delays and cancellations of modular data center deployments which caused our facilities revenues to decrease by 21% to $7.1 million. Our integration services decreased 22% or $1.6 million compared to 2020 on lower volumes from our OEM partner primarily attributable to the impact of supply-chain interruptions and other factors related to the COVID-19 pandemic.

The volume and timing of revenues from our procurement and reseller services is unpredictable and dependent on customer requirements. Our experience to date with this business is that we have seen material fluctuations in our quarterly and annual level of revenue and profits from these activities and we have not yet established a consistent flow of transactions. We anticipate that this business will continue to fluctuate quarterly, and that as we reduce our customer concentration and increase revenues from our core integration and maintenance businesses, we will have more opportunities to grow and predict our procurement and reseller business.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 77% for the year ended December 31, 2021 compared to 85% for 2020. This decrease in costs from 2020 reflects the lower proportion of our total revenues that come from our procurement and reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. As the percentage of revenues derived from procurement and reseller services decreases, we would anticipate that cost of revenue as a percentage of sale will decrease. The profit margin from our maintenance and integration services increased by 14% from 2020 despite lower revenue levels, primarily due to lower operating costs on our integration facility in 2021 as we adjusted to operating our business in a pandemic environment.

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

Gross Profit

Our gross profits decreased by $0.4 million or 6% compared to 2020, mainly due to the lower volume of procurement service, while our gross profit margin as a percentage of sales increased to 23% in 2021 from 15% in 2020. The primary cause of the increase in gross profit margin was the change in volume of our procurement and reseller business where we earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. Absent this business, the margins on our core integration and maintenance operations increased from 30% in 2020 to 44% in 2021 as we eliminated costs from operating our integration facility that had increased in 2020 as we adapted to operating in a pandemic and had to introduce safety and other measures to keep the facility operating. With experience we have been able to lower our labor requirements and reduce many of these costs during 2021, helping to increase the gross margins in our integration services by 23% compared to 2020. We continued to experience fluctuating volumes in our systems integration facility throughout the year that prevented us from optimizing the utilization of this facility on a consistent basis, further dampening the overall profitability of this operation.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2021, our selling, general and administrative expenses of $6.7 million decreased by $18,000, compared to 2020.

Operating income (loss)

Because of the lower overall gross profits, with consistent selling, general and administrative expenses, we incurred a higher operating loss of $831,000 in 2021. This was $431,000 higher than the operating loss of $400,000 that we recorded in 2020.

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

Income tax expense

Due to a history of consolidated net operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2021, our accumulated net operating loss carry forward was $42.1 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Net income

After interest, other income and income taxes, we recorded a net loss of $(1.3 million), or $(0.07) per share for the year ended December 31, 2021. This compares to net income of $0.1 million, or $0.001 per share we recorded for the year ended December 31, 2020.

Comparison of 2020 to 2019

Revenue

Our total revenue in 2020 was $45.1 million, a $12.2 million or 37% increase from our 2019 revenues of $32.8 million. This growth was driven by a $12 million increase in revenue from our procurement and reseller services that we commenced in 2019. Our remaining core businesses were both impacted by the COVID-19 pandemic that resulted in customer delays and cancellations of modular data center deployments which caused our facilities revenues to decrease by 3% to $9 million. Our integration services increased 14% or $0.9 million compared to 2019 on higher volumes from our OEM partner.

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

Gross Profit

Our gross profit margin for the year ended December 31, 2020 was 15% compared to a gross profit margin of 20% in 2019. The primary cause of the decrease in gross profit margin was the growth of our procurement and reseller business where we earn much lower margins on product purchase/resell services that we do with our traditional maintenance and integration services. Absent this business, the margins on our core integration and maintenance operations decreased from 38% in 2019 to 30% in 2020, primarily reflecting the higher operating costs we incurred in our operations in response to the COVID-19 pandemic. Because of the impact of the procurement and reseller services in 2020 that increased our revenues compared to 2019, our overall gross profit increased by $0.2 million or 3% in 2020 to $6.8 million.

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

Other Income

During the second quarter of 2020 we were able to participate in the Payroll Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and qualified for a loan of approximately $890,000. The proceeds were received in April 2020 and were used for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. We applied for forgiveness of this loan amount during the third quarter of 2020 and in November 2020 were notified by the Small Business Administration that this loan had been forgiven in full. The gain on forgiveness of debt is shown as other income in our 2020 financial statements.

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

Net income

After interest and income taxes, we recorded net income of $0.1 million, or $0.00 per share, for the year ended December 31, 2020. This was a decrease of $47,000 or 96% from the net income of $0.1 million, or $0.01 per share we recorded for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2021 are our cash and cash equivalents on hand, and projected cash flows from operating activities.

As of December, 2021, the Company had an accumulated deficit of $66,312,000 and a working capital deficit of $310,000 including notes payable of $2,023,000, which mature in July 2022. In addition, the Company has generated recurring losses and negative cash flows from operations which have been due, in part, to the effects of COVID-19 and related supply chain constraints. All of these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors. If future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply chain constraints. Subsequent to December 31, 2021, we have already executed on significant new transactions and we expect to be able to fulfill a large portion of our existing backlog across multiple lines of business  by the first half of 2022 based on expected delivery of products and component parts as indicated by suppliers and vendors.  As a result, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is alleviated.

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2022 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

As of December 31, 2021 and 2020, we had cash and cash equivalents of $8.0 million and $19.0 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities was $10.5 million for the year ended December 31, 2021, compared to cash provided from operating activities of $10.0 million for the year ended December 31, 2020. The primary reason for the decrease in cash is due to the timing and financial impact of our procurement and reseller services on our financial statements. At the end of 2020 we were able to be paid for multiple large procurement projects but had yet to pay vendors for those same projects. This resulted in an increase of $10 million in our cash and outstanding accounts payable at the end of 2020. During the first quarter of 2021 we paid those vendors and both our cash balance and our accounts payable decreased by over $10 million. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. We have been able to leverage the increase in trade payables tied to procurement and reseller services to finance the growth in inventory and receivables and believe that we will have adequate trade credit to continue to grow this service line in 2022.

Our operating loss in 2021 further contributed to the cash used in operating activities in 2021.

Investing activities:

Cash used in investing activities was $0.1 million in 2021 for the purchases of computer equipment as we added new infrastructure and equipment to support our business. This compares to cash used in investing activities of $0.4 million for the year ended December 31, 2020 for the purchase of property and equipment.

Finance activities:

Cash used in financing activities was $0.5 million in 2021 compared to cash provided by financing activities of $0.7 million during the year ended December 31, 2020. During the second quarter of 2021 we spent $352,000 to retire a portion of our long-term notes payable after the lenders offered us an incentive to repay this debt prior to maturity. We have also received $45,000 in proceeds provided by the exercise of employee stock options in 2021 and used $197,000 in 2021 in the purchase of stock related to tax obligations around option exercises and vesting of restricted shares. In the second quarter of 2020 we received $890,000 in loan proceeds from the PPP Loans issued pursuant to the Small Business Administration Paycheck Protection Program of the Coronavirus Air, Relief and Economic Security Act of 2020 (the “CARES Act”). These loan funds were provided to qualifying companies under the CARES Act to help cover payroll, rent and other costs to assist companies in managing the economic impact of the COVID-19 pandemic. In 2020 there was also $2,000 received from the exercise of employee stock options, $15,000 received from the exercise of common stock warrants, and $174,000 used in the repurchase of shares connected with tax obligations from stock option exercises and restricted stock vesting.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2022 and beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce new lines of business or if we seek to acquire additional businesses as a way to increase the scale of our operations.

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

In October 2020, the FASB issued Accounting Standards Update No. ASU 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in ASU 2020-10 did not change the GAAP requirements but it improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and also clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. ASU 2020-10 is effective for the company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021 and we adopted ASU 2020-10 effective January 1, 2021. We concluded that adoption of ASU 2020-10 did not have any material impact on our consolidated results of operations, cash flows, financial position or disclosures.

In December 2019, FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The standard was adopted by us in our first quarter of fiscal 2021 and did not have any material impact on our consolidated results of operations, cash flows, financial position or disclosure.

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

In March 2020, FASB issued Accounting Standards Update ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020 and can be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. The company’s revolving line of credit includes interest based on LIBOR. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our consolidated financial statements and disclosures.

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

To the Board of Directors and Stockholders

TSS, Inc.

Round Rock, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TSS, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matters

As discussed in Note 1 to the consolidated financial statements the Company had one customer which accounted for 95% and 97%, respectively, of total revenue for the years ended December 31, 2021 and 2020.

As discussed in Notes 8 and 15 to the consolidated financial statements, subsequent to December 31, 2021, the Company entered into a settlement agreement regarding certain litigation. The Company’s insurance company has paid the settlement for this matter subsequent to year-end.

Our opinion is not modified with respect to these matters.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

Critical Accounting Matter Description

The Company prepared its consolidated financial statements on a going concern basis. In accordance with FASB ASC 205-40, Going Concern, when preparing consolidated financial statements for each annual and interim period management is required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern. As described in Note 1 to the consolidated financial statements, management has performed their analysis in connection with the preparation of these consolidated financial statements and has identified circumstances and events which may give rise to substantial doubt regarding the Company’s ability to continue as a going concern for a reasonable period of time.

We evaluated management’s significant judgements for indicators of events or circumstances which may impact the Company’s ability to continue as a going concern for a reasonable period of time, and management’s plans in regards to those events and circumstances.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s ability to continue as a going concern included obtaining an understanding of the design and implementation of management’s controls and testing the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management's assessment of whether the Company has sufficient liquidity to fund operations for at least one year beyond the date of the consolidated financial statements being audited. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditors since 2015.

Austin, Texas

March 30, 2022

TSS, Inc.

Consolidated Balance Sheets

(in ’000 except per-share amounts)

	December 31,
	2021	2020
Current Assets:
Cash and cash equivalents	$7,992	$19,012
Contract and other receivables, net	1,846	915
Costs and estimated earnings in excess of billings on uncompleted contracts	573	806
Inventories, net	847	197
Prepaid expenses and other current assets	550	58
Total current assets	11,808	20,988
Property and equipment, net	281	662
Lease right-of-use asset	5,566	876
Goodwill	780	780
Other intangible assets, net	126	217
Other assets	720	285
Total assets	$19,281	$23,808

Current Liabilities:
Accounts payable and accrued expenses	$7,016	$13,374
Deferred revenues	2,435	3,962
Current portion of lease liabilities	644	748
Current portion of long-term borrowings	2,023	-
Total current liabilities	12,118	18,084
Long-term borrowings	-	2,234
Non-current portion of lease liabilities	4,938	208
Non-current portion of deferred revenues	22	99
Total liabilities	17,078	20,625

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, 49,000 shares authorized; 20,286 and 19,055 issued; 18,862 and 17,958 outstanding at December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	70,584	70,070
Treasury stock 1,424 and 1,097 shares at cost at December 31, 2021 and, 2020, respectively	(2,071)	(1,874)
Accumulated deficit	(66,312)	(65,015)
Total stockholders' equity	2,203	3,183
Total liabilities and stockholders’ equity	$19,281	$23,808

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2021	2020

Revenue	$27,410	$45,062
Cost of revenue	21,049	38,259
Gross profit	6,361	6,803
Selling, general and administrative expenses	6,656	6,674
Depreciation and amortization	536	529
Income (loss) from operations	(831)	(400)
Interest expense, net	(430)	(367)
Other income	29	896
Income (loss) before income tax provision	(1,232)	129
Income tax provision	65	50
Net income (loss)	$(1,297)	$79

Basic & diluted net income per share	$(0.07)	$0.00

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in ‘000)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2020	18,524	$2	$69,661	(962)	$(1,700)	$(65,094)	$2,869
Restricted stock vested	407	-	-	-	-	-	-
Treasury stock repurchased	-	-	-	(135)	(174)	-	(174)
Issuance of shares on option exercise	24	-	2	-	-	-	2
Exercise of warrants	100	-	15	-	-	-	15
Stock-based compensation	-	-	392	-	--	-	392
Net income for the year	-	-	-	-	-	79	79
Balance December 31, 2020	19,055	$2	$70,070	(1,097)	$(1,874)	$(65,015)	$3,183
Restricted stock vested	781	-	-	-	-	-	-
Treasure stock repurchased	-	-	-	(327)	(197)	-	(197)
Issuance of shares on option exercise	450	-	45	-	-	-	45
Stock-based compensation	-	-	469	-	-	-	469
Net loss for the year	-	-	-	-	-	(1,297)	(1,297)
Balance December 31, 2021	20,286	$2	$70,584	(1,424)	$(2,071)	$(66,312)	$2,203

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in ’000)

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(1,297)	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536	529
Stock-based compensation	469	392
Gain on forgiveness of debt	-	(896)
Amortization of discount on note payable	61	91
Non-cash interest	80	121
Changes in operating assets and liabilities:
Contracts and other receivables	(931)	2,950
Costs and estimated earnings in excess of billings on uncompleted contracts	233	(625)
Inventories, net	(650)	1,156
Prepaid expenses and other current assets	(927)	(126)
Right-of-use assets	690	605
Accounts payable and accrued expenses	(6,358)	4,523
Deferred revenues	(1,604)	1,843
Operating lease liabilities	(754)	(645)
Other liabilities	-	-
Net cash provided by (used in) operating activities	(10,452)	9,997
Cash Flows from Investing Activities:
Capital expenditures	(64)	(396)
Net cash provided by (used in) investing activities	(64)	(396)
Cash Flows from Financing Activities:
Repurchase of treasury stock	(197)	(174)
Proceeds from bank promissory note	-	890
Repayment of long-term borrowings	(352)	-
Proceeds from exercise of warrants	-	15
Proceeds from issuance of stock	45	2
Net cash provided by (used in) financing activities	(504)	733
Net increase (decrease) in cash	(11,020)	10,334
Cash, beginning of period	19,012	8,678
Cash, end of period	$7,992	$19,012
Supplemental disclosure of cash flow information:
Cash paid for interest	$348	$154
Cash paid for taxes	51	62

Non-cash financing activities:
Forgiveness of bank promissory note (see Note 3)	-	896
Operating lease additions	5,364	-

See accompanying notes to consolidated financial statements.

Note 1 -          Significant Accounting Policies

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

Going Concern and Liquidity

As of December 31, 2021, the Company had an accumulated deficit of $66,312,000 and a working capital deficit of $310,000 including notes payable of $2,023,000, which mature in July 2022. In addition, the Company has generated recurring losses and negative cash flows from operations which have been due, in part, to the effects of COVID-19 and related supply chain constraints. All of these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors. If future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to scale its business operations on terms upon which   additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply chain constraints. Subsequent to December 31, 2021, we have executed on significant reseller transactions and we expect to be able to fulfill a large portion of our existing backlog across multiple lines of business during the first half of 2022 based on expected delivery of products and component parts as indicated by suppliers and vendors.  As a result, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is alleviated.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and debt.   The carrying amounts of the other financial instruments approximate their fair value at December 31, 2021 and 2020, due to the short-term nature of these items. See Note 9 – Fair Value Measurements.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We typically recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2021, and 2020, our allowance for doubtful accounts was $7,000 and $7,000, respectively.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We typically recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales, however if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-45 days of invoicing.

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

Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party and we have no control of the goods before they are transferred to the customer. In these instances, we act as an agent in the transaction and recognize revenue on a net basis as the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer. Accounts receivable from our reseller activities are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Years ended December 31,
	2021	2020
FACILITIES:
Maintenance revenues	$3,540	$3,749
Equipment sales	2,039	1,980
Deployment and other services	1,496	3,274
Total facilities revenues	7,075	9,003

SYSTEMS INTEGRATION:
Integration services	5,668	7,286
Procurement services	14,667	28,773
Total systems integration revenues	20,335	36,059
TOTAL REVENUES	$27,410	$45,062

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2021, current deferred revenue of approximately $1,498,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $937,000 relates to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. The remaining $22,000 of deferred revenue is our remaining performance obligations for other services, all of which is expected to be recognized between one and three years.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers and directors.

During the years ended December 31, 2021 and 2020, we incurred approximately $0.5 million and $0.4 million, respectively, in non-cash compensation expense which was included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	2021	2020
U.S.-based IT OEM	95%	97%

No other customers represented more than 10% of our revenues for any periods presented. Our U.S. based IT OEM customer represented 51% and 70% of our trade accounts receivable at December 31, 2021 and 2020, respectively. A US-based data center equipment customer represented 29% of our trade accounts receivable at December 31, 2021. No other customer represented more than 10% of our accounts receivable at December 31, 2021 or 2020.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $7.7 million and $18.7 million in excess of FDIC insured limits at December 31, 2021 and 2020, respectively.

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

The following table summarizes the changes in our allowance for doubtful accounts (in ’000):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$7	$8
Additions charged to expense	-	-
Recovery of amounts previously reserved	-	-
Amounts written off	-	1
Balance at end of year	$7	$7

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

GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we compare the fair value of the reporting unit with its carrying amount. If that fair value exceeds the carrying amount no impairment charge is required to be recorded. If the carrying value exceeds the reporting unit’s fair value, an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of a reporting unit will be determined using a discounted cash flow, which requires the use of estimates and assumptions. Significant assumptions that may be required include forecasted operating results, and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may have a material impact on the conclusions reached.

We also review intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets at December 31, 2021 and 2020 and concluded there was no impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2021 or 2020 for our goodwill and other long-lived intangible assets. At December 31, 2021 and 2020, the carrying value of goodwill was $0.8 million.

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

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as sales of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $37.3 million and $56.6 million for the years ended December 31, 2021 and 2020, respectively. We paid financing fees under this arrangement of approximately $177,000 and $329,000 for the years ended December 31, 2021 and 2020, respectively, which was recorded as interest expense in our consolidated statement of operations.

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

In October 2020, the FASB issued Accounting Standards Update No. ASU 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in ASU 2020-10 no not change the GAAP requirements but it improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and also clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. ASU 2020-10 is effective for the company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021 and we adopted ASU 2020-10 effective January 1, 2021. We concluded that adoption of ASU 2020-10 did not have any material impact on our consolidated results of operations, cash flows, financial position or disclosures.

In December 2019, FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The standard was adopted by us in our first quarter of fiscal 2021 and did not have any material impact on our consolidated results of operations, cash flows, financial position or disclosure.

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

In March 2020, FASB issued Accounting Standards Update ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020 and can be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. The company’s revolving line of credit includes interest based on LIBOR. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our consolidated financial statements and disclosures.

Note 2 -         Supplemental Balance-sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	December 31, 2021	December 31, 2020
Contract and other receivables	$1,853	$922
Allowance for doubtful accounts	(7)	(7)
	$1,846	$915

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	December 31, 2021	December 31, 2020
Materials and component parts	$150	$149
Reseller inventories	701	52
Reserve	(4)	(4)
Inventories, net	$847	$197

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	December 31, 2021		December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(780)	$906	$(690)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	December 31, 2021	December 31, 2020
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At December 31, 2021, the date of our last annual test, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $91,000 for the years ended December 31, 2021 and 2020.

Annual amortization expense for the customer relationships is expected to be approximately $91,000 in 2022 and approximately $34,000 in 2023.

Property and equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful			December 31,
	Lives			2021	2020
	(years)

Trade equipment		5		$144	$144
Leasehold improvements	2	–	5	725	725
Furniture and fixtures		7		16	16
Computer equipment and software		3		2,135	2,071
				3,020	2,956
Less accumulated depreciation				(2,739)	(2,294)
Property and equipment, net				$281	$662

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $0.4 million for each of the years ended December 31, 2021 and 2020, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	December 31,
	2021	2020
Accounts payable	$5,472	$12,550
Legal settlement	500	-
Accrued expenses	703	453
Compensation, benefits and related taxes	270	358
Other accrued expenses	71	13
Total accounts payable and accrued expenses	$7,016	$13,374

Note 3 - Bank Note Payable

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

In June 2020, the Flexibility Act was signed into law, which amended the CARES Act. The Flexibility Act changed key provisions of the PPP, including, but not limited to, provisions relating to (i) the maturity of PPP loans, (ii) the deferral period covering PPP loan payments, and (iii) the process for measurement of loan forgiveness. More specifically, the Flexibility Act provides a minimum maturity of five years for all PPP loans made on or after the date of the enactment of the Flexibility Act ( “June 5, 2020”) and permits lenders and borrowers to extend the maturity date of earlier PPP loans by mutual agreement.

The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred, and the borrower must begin paying principal and interest. Therefore, the Company’s deferral period for principal and interest payments was updated from six months according the terms and conditions of the PPP Loan to ten months after the expiration of the eight-week covered period adopted by the Company, which was in May 2021. In addition, the Flexibility Act extended the length of the covered period from eight weeks to twenty-four weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or twenty-four weeks.

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

The Borrower may apply to the lender for forgiveness of some or all of the PPP Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent and covered utilities payments, in each case incurred by the Borrower during the measurement period following the effective date of the promissory note, calculated in accordance with the terms of the CARES Act. Certain reductions in the Borrower’s payroll costs during the measurement period may reduce the amount of the PPP Loan eligible for forgiveness. We applied for full forgiveness of the loan in August 2020 and in November 2020 were notified by the Small Business Administration that the PPP Loan and accrued interest had been forgiven in accordance with the CARES Act. As a result, we recorded a gain on forgiveness of debt of approximately $896,000 during the fourth quarter of 2020 that has been included in Other Income in our 2020 consolidated statements of operations.

Note 4 -Long-term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	December 31,
	2021	2020
Notes Payable due July, 2022	$1,595	$1,995
Accrued in-kind interest – long term	450	370
Less unamortized discount and debt issuance costs	(22)	(131)
	2,023	2,234
Current portion of long-term borrowing	2,023	-
Non-current portion of long-term borrowing	$-	$2,234

In February 2015 we entered into a multiple advance term loan agreement and related agreements with MHW SPV II, LLC (‘‘MHW’’), an entity affiliated with the Chairman of our Board of Directors, for a loan in the maximum amount of $2 million. We borrowed $945,000 under the terms of this loan agreement on February 3, 2015 and executed a promissory note to evidence this loan and the terms of repayment which requires interest only payments until maturity.

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

In conjunction with entering into the loan agreement with MHW, the Company and MHW also entered into a warrant agreement granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Amortization expense of approximately $19,000 was recorded during each of the years ended December 31, 2021 and 2020 for this warrant.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $20,000 was amortized during each of the years ended December 31, 2021 and 2020.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $40,000 was amortized during each of the years ended December 31, 2021 and 2020.

In June 2021 both Mr. Berg and Mr. Ikeda agreed to give the Company a 12% discount if the Company satisfied its indebtedness obligations under the New Loans on or prior to June 23, 2021. On June 23, 2021, the Company paid $88,000 to Mr. Berg and $264,000 to Mr. Ikeda in full satisfaction of all outstanding indebtedness under the New Loans. The remaining unamortized discount of $46,000 and remaining unamortized loan issuance costs of approximately $2,000 were expensed at this time, resulting in a loss of extinguishment of debt of $470 which was included in Interest expense, net, in the Company’s consolidated statement of operations during the three-month period ended June 30, 2021.

Future principal repayments on the notes payable as at December 31, 2021 are as follows (in ’000’s):

2022	$1,595
Total	$1,595

Note 5 -         Revolving Line of Credit

In February 2021, we entered into a new revolving line of credit (the “credit facility”) with Texas Capital Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”) dated effective December 31, 2020. The obligations under the credit facility are secured by substantially all our assets. Our wholly-owned subsidiaries, Vortech, L.L.C., and VTC, L.L.C. jointly and severally guaranteed our obligations under the credit facility.

The maximum principal amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 or 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest at LIBOR plus 3% (effective rate of 3.58% at December 31, 2021). In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a 0.25% unused facility fee, payable quarterly in arrears. The credit facility matured on December 31, 2021.

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

There were no amounts outstanding under this credit facility at December 31, 2021. Due to our operating losses we were not in compliance with the financial covenants at December 31, 2021, and therefore were not eligible to borrow against this facility.

Note 6 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 to 7 years. As of December 31, 2021, we have not entered into any lease arrangement classified as a finance lease.

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

	Years ended December 31,
	2021	2020

Lease expense
Operating lease cost	$830	$804
Variable lease cost	-	-
Sublease income	(45)	(45)
Total operating lease cost	$785	$759

Operating Lease – operating cash flows	$(754)	$(645)
New right-of-use assets – operating leases	5,364	-
Weighted average remaining lease term – Operating leases (in months)	81	14
Weighted average discount rate – Operating leases	5.0%	12.0%

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

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in ‘000’s):

December 31,
2022	$844
2023	862
2024	881
2025	907
2026	934
Thereafter	2,203
Total minimum future lease payments	6,631
Less imputed interest	(1,049)
Total	$5,582
Reported as of December 31, 2021
Current lease liability	$644
Lease liability – non-current	4,938
$5,582

Note 7 – Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from continuing operations consists of the following (in $’000):

	Year Ended December 31,
	2021	2020
Current:
Federal	$-	$-
State	65	50
Deferred:
Federal	-	-
State	-	-
Total provision for income taxes before valuation allowance	$65	$50
Change in valuation allowance	-	-
Total provision for income taxes	$65	$50

The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$31	$32
Net operating loss carryover	9,317	8,760
Goodwill and other intangibles	74	439
Deferred compensation	57	122
Depreciation	112	64
Deferred revenue	22	25
Lease liability	1,222	205
Interest expense	88	-
Other carryovers and credits	2	2
Total deferred tax assets	10,925	9,649

Deferred tax liabilities:
Prepaid expenses	$(9)	$(7)
Right-of-use asset	(1,219)	(189)
Total deferred tax liabilities	(1,228)	(196)
Valuation Allowance	(9,697)	(9,453)
Net deferred tax asset (liability)	$-	$-

At December 31, 2021 and 2020, we had net operating losses (“NOL”) of approximately $42.1 million and $39.6 million, respectively, to offset future taxable income. A portion of the Company’s NOL will begin to expire in 2028.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2021, and 2020. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. During 2021, the valuation allowance increased by approximately $244 thousand due to continuing operations. In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years and have determined that it does not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2018 tax year forward remain open under statutes of limitation. Operating losses generated in years prior to 2018 remain open to adjustment until the statute closes for the tax year in which the net operating losses are utilized.

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for the years ended December 31, 2021 and 2020 primarily as a result of the following:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
State tax, net of income tax benefit	(2.6)%	26.7%
Effect of permanent differences	0.8%	(130.9)%
Stock compensation	(3.8)%	(48.9)%
Change in valuation allowance	(19.9)%	170.7%
Total	(4.5)%	38.6%

Note 8 – Commitments and Contingencies

For years ended December 31, 2021 and 2020, rent expense included in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for operating leases was approximately $0.2 million for both years. Rent expense included in cost of revenue for operating leases was $0.8 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2021, these open purchase order commitments amount to approximately $6.5 million. The majority of services to be delivered and inventory or equipment to be received is expected to be satisfied during the first six months of 2022 at which time these commitments will be fulfilled.

In January 2022 we reached a settlement agreement with a third party relating to litigation that commenced in 2016 emanating from our construction business which we discontinued at the end of 2016. The lawsuit related to the quality of equipment purchased from third parties on behalf of our customers and installed in a data center expansion project. In 2016, the Company accrued $50,000 which represented our deductible under our insurance policy as the potential exposure over the deductible was unknown. Under the settlement agreement, we agreed to pay the third party $500,000 in full settlement of all claims. $450,000 of this amount will be covered under the Company’s insurance policies.  The settlement was a recognized subsequent event to fiscal 2021 in accordance with FASB ASC 855, Subsequent Events. Accordingly, as of December 31, 2021, we recorded an additional settlement liability of $450,000 reported in accounts payable and accrued expenses, and a corresponding insurance recovery receivable in Prepaid expenses and other current assets. The loss accrual and insurance recovery are offset within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021, resulting in a net $0 impact. The settlement amount was paid by our insurance company in February 2022.

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

Note 9 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2021, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 10 – Share Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015 our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares.  At our 2021 Annual Meeting of Stockholders our stockholders approved an increase further 3.0 million shares of our common stock reserved for our 2015 plan. At December 31, 2021, 3,420,708 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the year ended December 31, 2021.

Stock-based Compensation Expense

For the years ended December 31, 2021 and 2020, we recognized stock-based compensation of approximately $469,000 and $392,000, respectively, which was included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

As of December 31, 2021, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $0.7 million with a weighted average remaining vest life of 1.67 years.

Stock Options

Although we had historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the year ended December 31, 2021. We did not grant any stock options during the year ended December 31, 2020. Option grants can have various vesting features but typically involve time-based vesting.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for stock-option grants for the year ended December 31, 2021:

Black-Scholes-Merton

Volatility	134%
Expected life of options (in years)	5
Risk-free interest rate	0.80%
Dividend yield	0%

During the year ended December 31, 2021 we granted stock options to purchase 150,000 shares of common stock at a weighted-average exercise price of $0.46 per share, which reflected the 30-day weighted fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace on the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the year ended December 31, 2021, as determined under the Black-Scholes-Merton valuation model was $0.46.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2021 and 2020:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2020	2,174,000	$0.27	-	$-
Options granted	-	$-
Options exercised	(24,000)	$0.10
Options cancelled and expired	(250,000)	$(0.10)
Shares under option, December 31, 2020	1,900,000	$0.21	5.63
Options granted	150,000	$0.46
Options exercised	(450,000)	$0.10
Options cancelled and expired	(150,000)	$(0.51)
Shares under option, December 31, 2021	1,450,000	$0.24	5.33	$322

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2021 and 2020:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2020	416,667	$0.47
Options granted	-	$-
Vested during period	(83,833)	$(0.47)
Options cancelled	(250,000)	$(0.80)
Non-vested shares under option, December 31, 2020	83,334	$0.47
Options granted	150,000	$0.46
Vested during period	(83,334)	$(0.47)
Options cancelled	-	$-
Non-vested shares under option, December 31, 2021	150,000	$0.46

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2021:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	1,300,000	5.63	$0.21	$322
Stock options expected to vest	150,000	9.34	$0.46	$-
Options exercisable and expected to vest	1,450,000

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

The fair value of restricted stock awarded for the years ended December 31, 2021 and 2020 was $9,000 and $1,225,000, respectively, and was calculated using the value of TSS’ common stock on the grant date. The value of awards are amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2021 and 2020:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2020	956,000	$0.72
Granted restricted stock	1,396,000	$0.88
Cancelled restricted stock	(225,000)	$(0.81)
Vested restricted stock	(407,167)	$(0.50)
Unvested December 31, 2020	1,720,333	$0.89
Granted restricted stock	10,000	$0.85
Cancelled restricted stock	(49,000)	$(0.68)
Vested restricted stock	(781,333)	$(0.91)
Unvested December 31, 2021	900,000	$0.88

Note 11 – Common Stock Repurchases

During the years ended December 31, 2021 and 2020, we repurchased 327,563 and 135,154 treasury shares, respectively, with an aggregate value of approximately $197,000 and $174,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance, net of exercise price to the employee.

Note 12 – Related Party Transactions

We had the following related party balances that are included in long-term borrowings (in ’000’s):

Name of related party		December 31, 2021	December 31, 2020
MHW	Promissory notes payable	$945	$945
	Discount on notes payable	(11)	(32)
		934	913

	Accrued interest outstanding	268	221

MHW Partners	Promissory notes payable	$650	$650
	Discount on notes payable	(11)	(33)
		639	617

	Accrued interest outstanding	182	149

Related party transactions: (in ’000’s)	Years Ended December 31,
	2021	2020
Interest expense:
MHW	$143	$136
MHW Partners	98	93

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW

Note 13 – Net Income (Loss) Per-Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for income from continuing operations. In the table below, income (loss) represents the numerator and shares represent the denominator (in thousands except per share amounts):

	Years Ended
	December 31,
	2021	2020

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(1,297)	$79
Denominator:
Weighted-average shares of common stock outstanding	18,363	17,820

Basic net income (loss) per share	$(0.07)	$0.00

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(1,297)	$79
Plus interest expense on convertible debt	-	-
	$(1,297)	$79
Denominator:
Weighted-average shares of common stock outstanding	18,363	17,820
Dilutive options and warrants outstanding	-	3,168
Number of shares used in diluted per-share computation	18,363	20,988

Diluted net income (loss) per share	$(0. 07)	$0.00

For the year ended December 31, 2021, 4,410,000 potentially dilutive shares were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. No shares were excluded from the calculation of dilutive shares for the year ended December 31, 2020.

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

Revenue and operating result by reportable segment reconciled to reportable net loss for the years ended December 31, 2021 and 2020 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2021	2020

Revenues:
Facilities	$7,075	$9,003
Systems integration services	20,335	36,059
Total revenues	$27,410	$45,062
Operating income (loss):
Facilities	$499	$1,207
Systems integration services	(1,330)	(1,607)
Operating income (loss)	$(831)	$(400)

Depreciation expense:
Facilities design and maintenance	$208	$181
Systems integration services	237	254
Consolidated depreciation expense	$445	$435

Interest expense
Facilities design and maintenance	$251	$196
Systems integration services	179	171
Consolidated interest expense	$430	$367

Total Assets
Facilities	$851	$1,366
Systems integration services	3,178	2,072
Other consolidated activities	15,252	20,370
Total assets	$19,281	$23,808

Other consolidated activities includes assets not specifically attributable to each business segment including cash, prepaid and other assets that are managed at a corporate level.

Note 15 - Subsequent Events

In January 2022 we reached a settlement agreement with a third party relating to litigation that commenced in 2016 emanating from our construction business which we discontinued at the end of 2016. The lawsuit related to the quality of equipment purchased from third parties on behalf of our customers and installed in a data center expansion project. In 2016, the Company accrued $50,000 which represented our deductible under our insurance policy as the potential exposure over the deductible was unknown. Under the settlement agreement, we agreed to pay the third party $500,000 in full settlement of all claims. $450,000 of this amount will be covered under the Company’s insurance policies.  The settlement was a recognized subsequent event to fiscal 2021 in accordance with FASB ASC 855, Subsequent Events. Accordingly, as of December 31, 2021, we recorded an additional settlement liability of $450,000 reported in Accounts payable and accrued expenses, and a corresponding insurance recovery receivable in Prepaid expenses and other current assets. The loss accrual and insurance recovery are offset within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021, resulting in a net $0 impact. The settlement amount was paid by our insurance company in February 2022.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of December 31, 2021.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2021 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2022 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2021 and 2020 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

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

10.27

Promissory Note Payable to Texas National Bank under the CARES Act (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference).

10.28

Business Loan Agreement (Asset Based) dated June 24, 2020 between the Company and Texas Capital Bank , National Association (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020, and incorporated herein by reference).

10.29

Business Loan Agreement, dated effective December 31, 2020 between TSS, Inc. and Texas Capital Bank , National Association (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 17, 2021, and incorporated herein by reference).

21.1*	Listing of subsidiaries

23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2021 and 2020.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date: March 30, 2022	By:	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2022	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 30, 2022.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Anthony Angelini	Chief Executive Officer and Director
Anthony Angelini	(Principal Executive Officer)

/s/ John K. Penver	Chief Financial Officer
John K. Penver	(Principal Financial Officer and Accounting Officer)

/s/ Richard M. Metzler	Director
Richard M. Metzler