Form 10-Q
period 2022-03-31
TSS, Inc.
filed 2022-05-16
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 15, 2022              19,184,652

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2022

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

Forward looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31, 2022 (unaudited)	December 31, 2021

Current Assets:
Cash and cash equivalents	$12,841	$7,992
Contract and other receivables, net	722	1,846
Costs and estimated earnings in excess of billings on uncompleted contracts	1,889	573
Inventories, net	278	847
Prepaid expenses and other current assets	211	550
Total current assets	15,941	11,808
Property and equipment, net	202	281
Lease right-of-use assets	5,390	5,566
Goodwill	780	780
Intangible assets, net	103	126
Other assets	820	720
Total assets	$23,236	$19,281

Current Liabilities:
Accounts payable and accrued expenses	$10,999	$7,016
Deferred revenues	2,822	2,435
Current portion of long-term borrowings	2,013	2,023
Current portion of lease liabilities	606	644
Total current liabilities	16,440	12,118
Non-current portion of lease liabilities	4,784	4,938
Non-current portion of deferred revenues	14	22
Total liabilities	21,238	17,078

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2022 and December 31, 2021; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2022 and December 31, 2021; 20,304 and 20,286 issued; 18,874 and 18,862 outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	70,690	70,584
Treasury stock 1,430 and 1,424 shares at cost at March 31, 2022 and December 31, 2021	(2,074)	(2,071)
Accumulated deficit	(66,620)	(66,312)
Total stockholders' equity	1,998	2,203
Total liabilities and stockholders’ equity	$23,236	$19,281

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2022	2021
Results of Operations:
Revenue	$5,192	$5,170
Cost of revenue	3,526	3,865
Gross profit	1,666	1,305
Selling, general and administrative expenses	1,729	1,775
Depreciation and amortization	110	137
Total operating costs	1,839	1,912
Loss from operations	(173)	(607)
Other income (expense):
Interest expense, net	(124)	(85)
Loss from operations before income taxes	(297)	(692)
Income tax expense	11	7

Net loss	$(308)	$(699)

Basic & diluted (loss) per common share	$(0.02)	$(0.04)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2021	19,055	$2	$70,070	(1,097)	$(1,874)	$(65,015)	$3,183
Stock options exercised	75	-	8	-	-	-	8
Treasury shares repurchased	-	-	-	(101)	(88)		(88)
Restricted stock vested	274	-	-	-	-	-	-
Stock-based compensation	-	-	136	-	-	-	136
Net loss	-	-	-	-	-	(699)	(699)
Balance at March 31, 2021	19,404	$2	$70,214	(1,198)	$(1,962)	$(65,714)	$2,540

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2022	20,286	$2	$70,584	(1,424)	$(2,071)	$(66,312)	$2,203
Restricted stock vested	18	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(6)	(3)	-	(3)
Stock-based compensation	-	-	106	-	-	-	106
Net loss	-	-	-	-	-	(308)	(308)
Balance at March 31, 2022	20,304	$2	$70,690	(1,430)	$(2,074)	$(66,620)	$1,998

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(308)	$(699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	110	137
Non-cash interest	-	29
Amortization of debt discount	10	19
Stock-based compensation	106	136
Changes in operating assets and liabilities:
Contract and other receivables	1,124	275
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,316)	278
Inventories, net	569	(93)
Prepaid expenses and other current assets	239	(204)
Right-of-use assets	176	164
Accounts payable and accrued expenses	3,983	(10,514)
Deferred revenues	379	620
Operating lease liabilities	(192)	(176)
Net cash provided by (used in) operating activities	4,880	(10,028)

Cash Flows from Investing Activities:
Capital expenditures	(8)	(1)
Net cash used in investing activities	(8)	(1)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	-	8
Repayment of long-term debt	(20)	-
Repurchase of stock	(3)	(88)
Net cash used in financing activities	(23)	(80)
Net increase (decrease) in cash and cash equivalents	4,849	(10,109)
Cash and cash equivalents at beginning of period	7,992	19,012
Cash and cash equivalents at end of period	$12,841	$8,903
Supplemental disclosure of cash flow information:
Cash paid for interest	$150	$42
Cash paid for taxes	$18	$51

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Our corporate offices and our integration facility are located in Round Rock, Texas.

The accompanying consolidated balance sheet as of December 31, 2021, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity and cash flows. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Going Concern and Liquidity

As of March 31, 2022, the Company had an accumulated deficit of $66,620,000 and notes payable of $2,013,000, which mature in July 2022. In addition, the Company has negative working capital of $499,000 and has generated recurring losses which have been due, in part, to the effects of COVID-19 and related supply chain constraints. All of these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors. If future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply chain constraints. During the first quarter of 2022 we have seen revenues returning and supply chain improvements allowing for fulfilment of orders in our facilities and reseller businesses. We expect to be able to fulfill a large portion of our existing backlog across multiple lines of business during the remainder of 2022 based on expected delivery of products and component parts as indicated by suppliers and vendors.  As a result, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is alleviated.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of March 31, 2022 and December 31, 2021, our allowance for doubtful accounts was $7,000.

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

Procurement Services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our reseller services revenue upon completion of the procurement activity, including transfer of control to the customer. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided to our customers by another party and we have no control of the goods before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer. Accounts receivable from our reseller activities are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended March 31,
	2022	2021
FACILITIES:
Maintenance revenues	$803	$902
Equipment sales	54	291
Deployment and other services	1,222	387
Total Facilities revenues	$2,079	$1,580

SYSTEMS INTEGRATION:
Integration services	$1,373	$1,428
Reseller services	1,740	2,162
Total Systems Integration revenues	$3,113	$3,590
TOTAL REVENUES	$5,192	$5,170

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of March 31, 2022, deferred revenue of $2,836,000 includes $1,177,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $1,645,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. The remaining $14,000 of deferred revenue is our non-current performance obligations for long-term maintenance services, which is expected to be recognized between one and three years.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended March 31,
	2022	2021

US-based IT OEM	94%	93%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 62% and 51% of our trade accounts receivable at March 31, 2022 and December 31, 2021, respectively. A US-based data center equipment customer represented 26% and 29% of our trade accounts receivable at March 31, 2022 and December 31, 2021, respectively. No other customer represented more than 10% of our accounts receivable at March 31, 2022 or at December 31, 2021.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based IT OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $15.3 million and $7.3 million for the three-month periods ended March 31, 2022 and 2021, respectively. We paid financing fees under this arrangement of approximately $91,000 and $36,000 for the three-month periods ended March 31, 2022 and 2021, respectively, which was recorded as interest expense in our consolidated statements of operations.

Recent Accounting Guidance

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	March 31, 2022 (unaudited)	December 31, 2021
Contract and other receivables	$729	$1,853
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$722	$1,846

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	March 31, 2022 (unaudited)	December 31, 2021
Raw materials	$283	$150
Reseller inventories	-	701
Reserve	(5)	(4)
Inventories, net	$278	$847

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	March 31, 2022 (unaudited)		December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(803)	$906	$(780)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	March 31, 2022 (unaudited)	December 31, 2021
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At March 31, 2022 and December 31, 2021, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $23,000 for each of the three-month periods ended March 31, 2022 and 2021.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2021 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three -month periods ended March 31, 2022 or 2021 that indicated the carrying value of our goodwill and other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			March 31, 2022 (unaudited)	December 31, 2021
Trade equipment		5		$147	$144
Leasehold improvements	2	-	5	725	725
Furniture and fixtures		7		16	16
Computer equipment and software		3		2,140	2,135
				3,028	3,020
Less accumulated depreciation				(2,826)	(2,739)
Property and equipment, net				$202	$281

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $87,000 and $114,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	March 31, 2022 (unaudited)	December 31, 2021
Accounts payable	$10,385	$5,472
Legal Settlement	-	500
Accrued expenses	231	703
Compensation, benefits & related taxes	320	270
Other accrued expenses	63	71
Total accounts payable and accrued expenses	$10,999	$7,016

Note 3 – Long-Term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	March 31, 2022 (unaudited)	December 31, 2021
Notes Payable due July 2022	$1,595	$1,595
Accrued in-kind interest – long term	429	450
Less unamortized discount and debt issuance costs	(11)	(22)
	2,013	2,023
Current portion of long-term borrowing	2,013	2,023
Non-current portion of long-term borrowing	$-	$-

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

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. At March 31, 2022 there was approximately $256,000 in accrued interest outstanding on this loan. We can prepay the loan and accrued interest at any time without penalty.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized to interest expense using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 was amortized for this warrant during each of the three-month periods ended March 31, 2022 and 2021, respectively.

On July 19, 2017, we borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. At March 31, 2022 there was approximately $173,000 in accrued interest outstanding on this loan. We can prepay the note issued to MHW Partners and the accrued interest at any time without penalty.

The obligations under the loan to MHW and MHW Partners are secured by substantially all of the Company’s assets pursuant to the terms of a security agreement.

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended March 31, 2022 and 2021, respectively.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance related fee tied to any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant.

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 4 months to 7 years. As of March 31, 2022, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended March 31, (unaudited)
	2022	2021
Lease expense
Operating lease cost	$197	$207
Variable lease cost	-	-
Sublease income	-	(12)
Total operating lease cost	197	195

Operating Lease – operating cash flows	(193)	(176)
New right-of-use assets – operating leases	-	-

The following presents information regarding the Company's operating leases as of March 31:

	2022	2021
Weighted average remaining lease term – operating leases (months)	84	12
Weighted average discount rate – operating leases	6%	12%

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows (in ‘000’s):

Fiscal Year
2022	$647
2023	862
2024	881
2025	907
2026	934
Thereafter	2,202
Total minimum future lease payments	6,433
Less imputed interest	(1,043)
Total	$5,390

Reported as of March 31, 2022
Current portion of lease liability	$606
Non-current portion of lease liability	4,784
$5,390

Note 5 - Net Loss Per-Share

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

	Three Months Ended March 31,
	2022	2021

Basic & diluted net loss per share:
Numerator:
Net loss	$(308)	$(699)
Denominator:
Weighted-average shares of common stock outstanding	18,869	18,009
Basic net loss per share	$(0.02)	$(0.04)

For the three-month periods ended March 31, 2022 and 2021, potentially dilutive shares of 4,208,000 and 5,165,000, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 6 – Related Party Transactions

We had the following related party balances that are included in long-term borrowings (in ’000’s):

Name of related party		March 31, 2022 (unaudited)	December 31, 2021
MHW	Promissory notes payable	$945	$945
	Discount on notes payable	(5)	(11)
		940	934

	Accrued interest outstanding	256	268

MHW Partners	Promissory notes payable	$650	$650
	Discount on notes payable	(6)	(11)
		644	639

	Accrued interest outstanding	174	182

Related party transactions: (in ’000’s)	Three Months Ended March 31,
	2022	2021
Interest expense:
MHW	$36	$35
MHW Partners	24	24

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three-month periods ended March 31, 2022 and 2021 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended March 31,
	2022	2021
Revenues:
Facilities	$2,079	$1,580
Systems integration services	3,113	3,590
Total revenues	$5,192	$5,170

Depreciation and amortization expense:
Facilities	$56	$67
Systems integration services	54	70
Consolidated depreciation expense	$110	$137

Income (loss) from operations:
Facilities	$119	$(70)
Systems integration services	(292)	(537)
Total income (loss) from operations	$(173)	$(607)

Interest expense, net:
Facilities	$44	$50
Systems integration services	80	35
Consolidated interest expense, net	$124	$85

	March 31, 2022	December 31, 2021
Total Assets:
Facilities	$664	$851
Systems integration services	3,230	3,178
Other consolidated activities	19,342	15,252
Total	$23,236	$19,281

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Note 8 – Subsequent Events

On May 13, 2022, we entered into a new revolving line of credit (the “credit facility”) with Susser Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”) dated effective May 5, 2022. The obligations under the credit facility are secured by substantially all of our accounts receivable. Our wholly owned subsidiaries, Vortech LLC, and VTC, L.L.C. jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 4.00% per annum at the time we entered into the credit facility) and such interest rate shall not be less than 3.50% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a loan origination fee of 0.5%, payable in advance upon entering into the credit facility. The credit facility matures on May 5th, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2021 Annual Report on Form 10-K for a discussion of items that may affect our future results.

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

Almost all of the components used in our systems integration business are consigned to us by our original equipment manufacturer (OEM) or their end-user customers, thus our revenue reflects only the services we perform and the consigned components are not reflected in our balance sheet. We also offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement and reseller services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

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

The COVID-19 pandemic had both an immediate and an ongoing impact on our operations in both our facilities segment and our systems integration segment since it began. Travel restrictions and other customer-actions that restricted physical access to customer sites negatively impacted our facilities segment because we were unable to access customer locations to provide our services. We have also witnessed supply-chain disruptions beginning in the second half of 2021 and continuing into this most recent quarter that have delayed the delivery of equipment needed for both integration and for deployments, further delaying customer projects. Overall, these travel restrictions and supply chain challenges have directly impacted our operating results including our most recent quarter. Additionally, as our customers deferred or cancelled the deployment of new modular data centers (MDCs) in 2021 they instead maintained and updated their existing MDCs. We began to see an increase in the level of MDC deployments during the first quarter of 2022 which helped our total facilities revenues grow by 32% compared to the first quarter of 2021. We anticipate the level of MDC deployments will continue to increase throughout the remainder of 2022 as these site restrictions continue to be relaxed and supply chain constraints start to improve.

Our systems integration business has also seen a revenue decline because of the pandemic and has been negatively impacted due to logistical and supply-chain issues that have continued to affect component supply to us. Safety and other measures that we had to implement in our systems integration facility so that we could continue to operate safely despite the pandemic materially increased the cost of operating and providing our integration services, particularly at the onset of the pandemic. As time has passed and with knowledge gained, we have been able to significantly reduce these incremental operating costs. The supply-chain disruptions have prevented our customers from providing product to us for use in our integration business, preventing us from providing our services, and negatively impacting our revenue.

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

Revenues for the three-month period ended March 31, 2022 increased by $22,000 compared to the first quarter of 2021.The mix of revenue differed from 2021, and our reseller and procurement revenues decreased by $0.5 million or 22% in the first quarter of 2022 compared to the first quarter of 2021. However, this decrease was offset by an increase of $0.5 million, or 32%, in revenues in our facilities segment driven by an increase in deployments of new modular data centers. Revenues from new deployments grew by 216% compared to the first quarter of 2021. Our system integration revenues were $55,000 or 4% lower in the first quarter of 2022 compared to the first quarter of 2021.

We continue to experience supply-chain constraints that prevent our partners and customers from delivering all of the products needed for us to complete and perform integration services. This causes delays in the timing of systems integration revenue for us, and our backlog of outstanding orders continues to grow. Our vendors and partners expect these supply-chain issues to continue until later in the year.

Our reseller and procurement revenues involve us procuring third-party hardware, software and services on our customers’ behalf that are then typically used in our integrated services as we integrate those components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. During the first quarter of 2022 we had more agent-type transactions, so although our total revenues from reseller and procurement services decreased compared to the first quarter of 2021, the gross profits from this business actually increased by approximately $0.1 million.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 68% for the three-month period ended March 31, 2022 compared to 75% for the first quarter of 2021. This decrease from the first quarter of 2021 reflects the lower proportion of procurement and reseller revenues to total revenues in this current quarter compared to a year ago. We earn much lower margins on product purchase/resell services, unless we are acting as an agent in the transaction, than we do with our traditional integration and maintenance services. As the percentage of our total revenue derived from reseller services decreases, we would anticipate that cost of revenue as a percentage of sales will decrease. Absent the reseller business, the profit margin from our core integration and maintenance services was 40% in the first quarter of 2022 compared to 41% in the first quarter of 2021.

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

Gross Profit

Our gross profit margin for the three-month period ended March 31, 2022 was 32% compared to a gross profit margin of 25% in the first quarter of 2021. This increase in margin as a percentage of revenues compared to the first quarter of 2021 was primarily attributable to the decrease in our level of procurement and reseller revenues, where we earn much lower margins on product purchase/resell services, unless we are acting as an agent in the transaction, than what we earn from our core integration and maintenance activities. Lower procurement and reseller revenues in 2022 decreased our revenues compared to 2021, but because of the higher level of MDC deployments in the first quarter of 2022, our overall gross profit improved by $0.3 million or by 25% to $1.6 million compared to the $1.3 million gross profit we recorded in the first quarter of 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2022, our selling, general and administrative expenses decreased by $46,000 or 3% compared to the first quarter of 2021 primarily due to lower compensation and professional fees.

Income (Loss) from Operations

For the three-month period ended March 31, 2022, we recorded an operating loss of $173,000. This compares to an operating loss of $607,000 that we had in the first quarter of 2021.

Net Income (Loss)

After net interest expense and income taxes we recorded a net loss of $308,000 or $(0.02) per share for the three-month period ended March 31, 2022. This compared to a net loss of $699,000 or $(0.04) per share for the first quarter of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2022 are our cash and cash equivalents on hand, vendor trade-credit and projected cash flows from operating activities.

As of March 31, 2022, the Company had an accumulated deficit of $66.6 million, and a working capital deficit of $499,000, with notes payable of $2.0 million maturing in July 2022. In addition, the Company has generated recurring operating losses and fluctuating cash flows from operations which have been due, in part, to the effects of COVID-19 and related supply chain constraints. All of these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, and trade credit extended to us by our vendors. If future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that would take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, of there is a sudden increase in the level of reseller and procurement services. There can be no assurance as to the Company’s ability to scale its business operations or terms upon which additional financing may be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply-chain constraints. During the first quarter of 2022 we executed on part of this backlog as well as significant new transactions, resulting in a rebound in the level of modular data center deployments, and we expect to be able to fulfil a large portion of our remaining backlog across our multiple lines of business over the next several quarters, based on expected delivery of products and component parts as indicated by suppliers and vendors. As a result, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is alleviated.

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

At March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $12.8 million and $8.0 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash provided by operating activities was $4.9 million for the three-month period ended March 31, 2022 compared to cash used in operating activities of $10 million for the three-month period ended March 31, 2021. This change was primarily attributable to the timing and financial impacts of our procurement and reseller services. At the end of calendar 2020 we were able to be paid by our customers for a number of large procurement projects, but we had yet to pay our vendors for these same projects. This drove an increase of $10 million in cash and accounts payable at the end of 2020. During the first quarter of 2021 we paid those vendors and both our cash balances and our accounts payable decreased by over $10 million, resulting in the decrease in our cash on hand compared to December 31, 2020 and resultant use of cash in operations during the first quarter of 2021. Due to the timing of upcoming reseller projects at the end of March 2022, we were able to be paid from customers but had yet to pay the vendors and suppliers for those project, causing our accounts payable and accrued expenses to increase by $4 million during the quarter. Our deferred costs on reseller projects consumed $1.3 million during the quarter which was offset by an increase in deferred revenues of $0.4 million and an increase in inventory of $0.6 million. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2022 and beyond.

Investing Activities:

Cash used in investing activities was $8,000 in the three-month period ended March 31, 2022 for the purchase of property and equipment compared to cash used in the same period of 2021 of $1,000 for purchases of property and equipment.

Financing Activities:

Cash used in financing activities was $23,000 for the three-month period ended March 31, 2022, compared to cash used in financing activities of $80,000 for the three-month period ended March 31, 2021. During the first quarter of 2022 we repaid capitalized interest on our notes payable of $20,000 and used $3,000 in the purchase of stock related to tax obligations around vesting of restricted stock by our employees. In 2021 we received $8,000 from the exercise of employee stock options and $88,000 was used in the first quarter of 2021 for the purchase of stock related to tax obligations around the option exercises.

Future Uses of Cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectations of cash usage during 2022 or beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses as a way to increase the scale of our operations.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had no off -balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2021 with the exception of the adoption and evaluation of the adoption date and the impact of the adoption of recently issued accounting pronouncement guidance on our consolidated financial statements and disclosures. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2022 we reached a settlement agreement with a third party relating to litigation that commenced in 2016 emanating from our construction business which we had discontinued at the end of 2016. The lawsuit related to the quality of equipment purchased from third parties on behalf of our customer and installed in a data center expansion project. In 2016, the Company accrued $50,000 which represented our deductible under our insurance policy as the potential exposure over the deductible was unknown. Under the settlement agreement, we agreed to pay the third party $500,000 in full settlement of all claims. $450,000 of this amount was covered by the Company’s insurance policies. The settlement was a recognized subsequent event to fiscal 2021 in accordance with FASB ASC855, Subsequent Events. Accordingly, as at December 31, 2021, we recorded an additional settlement liability of $450,000 reported in Accounts payable and accrued expenses, and a corresponding insurance recovery receivable of $450,000 that was reported in Prepaid expenses and other current assets. The loss accrual and insurance recovery were offset within selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021, resulting in a $0 impact in fiscal 2021. The settlement amount was paid in February 2022.

Aside from the above, currently we are not a party to any material litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against us. From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended March 31, 2022:

Monthly Period During the Quarter Ended March 31, 2022	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jan. 1, 2022 - Jan. 31, 2022	1,483	$0.47	-	-
Feb.1, 2022 – Feb. 28, 2022	-	$-
Mar. 1, 2022 – Mar, 31, 2022	3,657	$0.46	-	-
Total	5,140	$0.46

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 5. Other Information

On May 13, 2022, we entered into a new revolving line of credit (the “credit facility”) with Susser Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”) dated effective May 5, 2022. The obligations under the credit facility are secured by substantially all of our accounts receivable. Our wholly owned subsidiaries, Vortech LLC, and VTC, L.L.C. jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 4.00% per annum at the time we entered into the credit facility) and such interest rate shall not be less than 3.50% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a loan origination fee of 0.5%, payable in advance upon entering into the credit facility. The credit facility matures on May 5th, 2023.

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

Item 6. Exhibits.

10*	Business Loan Agreement (Asset Based) dated as of May 13, 2022, between TSS, Inc. and Susser Bank.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: May 16, 2022	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)