Form 10-Q
period 2022-06-30
TSS, Inc.
filed 2022-08-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 15, 2022              19,350,727

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	June 30, 2022	December 31, 2021
	(unaudited)

Current Assets:
Cash and cash equivalents	$8,366	$7,992
Contract and other receivables, net	1,616	1,846
Costs and estimated earnings in excess of billings on uncompleted contracts	2,797	573
Inventories, net	231	847
Prepaid expenses and other current assets	348	550
Total current assets	13,358	11,808
Property and equipment, net	269	281
Lease right-of-use assets	5,220	5,566
Goodwill	780	780
Intangible assets, net	81	126
Other assets	890	720
Total assets	$20,598	$19,281

Current Liabilities:
Accounts payable and accrued expenses	$5,750	$7,016
Deferred revenues	4,652	2,435
Current portion of long-term borrowings	2,044	2,023
Current portion of lease liabilities	613	644
Total current liabilities	13,059	12,118
Non-current portion of lease liabilities	4,627	4,938
Non-current portion of deferred revenues	5	22
Total liabilities	17,691	17,078

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2022 and December 31, 2021; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2022 and December 31, 2021; 20,620 and 20,286 issued; 19,189 and 18,862 outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	70,828	70,584
Treasury stock 1,431 and 1,424 shares at cost at June 30, 2022 and December 31, 2021	(2,074)	(2,071)
Accumulated deficit	(65,849)	(66,312)
Total stockholders’ equity	2,907	2,203
Total liabilities and stockholders’ equity	$20,598	$19,281

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Results of Operations:
Revenue	$6,421	$3,068	$11,613	$8,238
Cost of revenue	3,809	1,616	7,335	5,481
Gross profit	2,612	1,452	4,278	2,757
Selling, general and administrative expenses	1,603	1,667	3,332	3,442
Depreciation and amortization	70	136	180	273
Total operating costs	1,673	1,803	3,512	3,715
Income (loss) from operations	939	(351)	766	(958)
Other income (expense):
Interest expense, net	(158)	(103)	(282)	(188)
Income (loss) from operations before income taxes	781	(454)	484	(1,146)
Income tax expense	10	2	21	9

Net income (loss)	$771	$(456)	$463	$(1,155)

Basic income (loss) per common share	$0.04	$(0.03)	$0.02	$(0.06)
Diluted income (loss) per common share	$0.04	$(0.03)	$0.02	$(0.06)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2021	19,055	$2	$70,070	(1,097)	$(1,874)	$(65,015)	$3,183
Restricted stock vested	274	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(101)	(88)	-	(88)
Stock options exercised	75	-	8	-	-	-	8
Stock-based compensation	-	-	136	-	-	-	136
Net loss	-	-	-	-	-	(699)	(699)
Balance at March 31, 2021	19,404	$2	$70,214	(1,198)	$(1,962)	$(65,714)	$2,540
Restricted stock vested	15	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(30)	(15)	-	(15)
Stock options exercised	125	-	12	-	-	-	12
Stock-based compensation	-	-	109	-	-	-	109
Net loss	-	-	-	-	-	(456)	(456)
Balance at June 30, 2021	19,544	$2	$70,335	(1,228)	$(1,977)	$(66,170)	$2,190

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2022	20,286	$2	$70,584	(1,424)	$(2,071)	$(66,312)	$2,203
Restricted stock vested	18	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(6)	(3)	-	(3)
Stock-based compensation	-	-	106	-	-	-	106
Net loss	-	-	-	-	-	(308)	(308)
Balance at March 31, 2022	20,304	$2	$70,690	(1,430)	$(2,074)	$(66,620)	$1,998
Restricted stock vested	6	-	-	-	-	-	-
Stock options exercised	310	-	31	-	-	-	31
Treasury shares repurchased	-	-	-	(1)	-	-	-
Stock-based compensation	-	-	107	-	-	-	107
Net income	-	-	-	-	-	771	771
Balance at June 30, 2022	20,620	$2	$70,828	(1,431)	$(2,074)	$(65,849)	$2,907

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$463	$(1,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	179	273
Non-cash interest	-	59
Amortization of debt discount	22	38
Stock-based compensation	213	245
Changes in operating assets and liabilities:
Contract and other receivables	230	375
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,224)	(738)
Inventories, net	616	35
Prepaid expenses and other assets	32	(391)
Right-of-use assets	346	318
Accounts payable and accrued expenses	(1,266)	(11,919)
Deferred revenues	2,200	1,955
Operating lease liabilities	(342)	(347)
Net cash provided by (used in) operating activities	469	(11,252)

Cash Flows from Investing Activities:
Capital expenditures	(122)	(52)
Net cash used in investing activities	(122)	(52)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	31	20
Repayment of long-term debt	(1)	(352)
Repurchase of stock	(3)	(103)
Net cash provided by (used in) financing activities	27	(435)
Net increase (decrease) in cash and cash equivalents	374	(11,739)
Cash and cash equivalents at beginning of period	7,992	19,012
Cash and cash equivalents at end of period	$8,366	$7,273
Supplemental disclosure of cash flow information:
Cash paid for interest	$277	$117
Cash paid for taxes	$33	$51

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

Basis of Presentation

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

Going Concern and Liquidity

As of June 30, 2022, the Company had an accumulated deficit of $65,849,000 and notes payable of $2,044,000, which we repaid upon their maturity in July 2022. We recorded operating and net income in our most recent quarter but have a history of annual operating losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors raise doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving credit facilities with our bank. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply chain constraints. During the second quarter of 2022 we were able to achieve operating and net profits as we saw improvements in delivery of products and components that allowed us to fulfil a large portion of our existing backlog. We anticipate that this will continue into the next quarter based on anticipated delivery of products and components as indicated by suppliers and vendors and that we will again be profitable in the third quarter and for the year ending December 31, 2022. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of June 30, 2022 and December 31, 2021, our allowance for doubtful accounts was $7,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2022	2021	2022	2021
FACILITIES:
Maintenance revenues	$859	$892	$1,662	$1,794
Equipment sales	316	134	370	425
Deployment and other services	2,423	587	3,645	974
Total Facilities revenues	$3,598	$1,613	$5,677	$3,193

SYSTEMS INTEGRATION:
Integration services	$2,057	$1,331	$3,430	$2,759
Reseller services	766	124	2,506	2,286
Total Systems Integration revenues	$2,823	$1,455	$5,936	$5,045
TOTAL REVENUES	$6,421	$3,068	$11,613	$8,238

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

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of June 30, 2022, deferred revenue of $4,657,000 includes $2,961,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $1,691,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. The remaining $5,000 of deferred revenue is our non-current performance obligations for long-term maintenance services, which is expected to be recognized between one and three years.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

US-based IT OEM	94%	87%	94%	91%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 90% and 51% of our trade accounts receivable at June 30, 2022 and December 31, 2021, respectively. A US-based data center equipment customer represented 29% of our trade accounts receivable at December 31, 2021. No other customer represented more than 10% of our accounts receivable at June 30, 2022, or at December 31, 2021.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based IT OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $10.3 million and $4.5 million for the three-month periods ended June 30, 2022 and 2021, respectively. We paid financing fees under this arrangement of approximately $65,000 and $22,000 for the three-month periods ended June 30, 2022 and 2021, respectively, which was recorded as interest expense in our consolidated statements of operations. The aggregate gross amount factored under this arrangement was approximately $25.6 million and $11.9 million for the six-month periods ended June 30, 2022 and 2021, respectively. We paid financing fees under this arrangement of approximately $156,000 and $58,000 for the six-month periods ended June 30, 2022 and 2021, respectively, which was recorded as interest expense in our consolidated statements of operations.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2022 (unaudited)	December 31, 2021
Contract and other receivables	$1,623	$1,853
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$1,616	$1,846

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	June 30, 2022 (unaudited)	December 31, 2021
Raw materials	$189	$150
Reseller inventories	47	701
Reserve	(5)	(4)
Inventories, net	$231	$847

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	June 30, 2022 (unaudited)		December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(825)	$906	$(780)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	June 30, 2022 (unaudited)	December 31, 2021
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At June 30, 2022 and December 31, 2021, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $23,000 for each of the three-month periods ended June 30, 2022 and 2021, respectively. We recognized amortization expense related to intangibles of approximately $45,000 for each of the six-month periods ended June 30, 2022 and 2021, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2021 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three or six-month periods ended June 30, 2022 or 2021 that indicated the carrying value of our goodwill and other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			June 30, 2022 (unaudited)	December 31, 2021
Trade equipment		5		$255	$144
Leasehold improvements	2	-	5	725	725
Furniture and fixtures		7		16	16
Computer equipment and software		3		2,146	2,135
				3,142	3,020
Less accumulated depreciation				(2,873)	(2,739)
Property and equipment, net				$269	$281

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $70,000 and $136,000 for the three-month periods ended June 30, 2022 and 2021, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $180,000 and $273,000 for the six-month periods ended June 30, 2022 and 2021, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	June 30, 2022 (unaudited)	December 31, 2021
Accounts payable	$4,290	$5,472
Legal Settlement	-	500
Accrued expenses	1,171	703
Compensation, benefits & related taxes	250	270
Other accrued expenses	39	71
Total accounts payable and accrued expenses	$5,750	$7,016

Note 3 – Long-Term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	June 30, 2022 (unaudited)	December 31, 2021
Notes Payable due July 2022	$1,595	$1,595
Accrued in-kind interest – long term	449	450
Less unamortized discount and debt issuance costs	-	(22)
	2,044	2,023
Current portion of long-term borrowing	2,044	2,023
Non-current portion of long-term borrowing	$-	$-

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

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remains at a fixed annual rate of 12%, however it was changed so that 6% is paid in cash monthly in arrears, and 6% is payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. At June 30, 2022 there was approximately $267,000 in accrued interest in-kind outstanding on this loan. We can prepay the loan and accrued interest at any time without penalty.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 will be amortized to interest expense using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $5,000 was amortized for this warrant during each of the three-month periods ended June 30, 2022 and 2021, respectively. Approximately $9,000 was amortized for this warrant during each of the six-month periods ended June 30, 2022 and 2021, respectively.

On July 19, 2017, we borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranks parri-passu with the $945,000 promissory notes held by MHW and is subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bears interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and has a maturity date of July 19, 2022. At June 30, 2022 there was approximately $182,000 in accrued interest in-kind outstanding on this loan. We can prepay the note issued to MHW Partners and the accrued interest at any time without penalty.

The obligations under the loan to MHW and MHW Partners are secured by substantially all of the Company’s assets pursuant to the terms of a security agreement.

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant is exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount will be amortized to interest expense using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during each of the three-month periods ended June 30, 2022 and 2021, respectively. Approximately $10,000 was amortized during each of the six-month periods ended June 30, 2022 and 2021, respectively.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance related fee tied to any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant.

All of the outstanding principal and accrued interest owing to MHW and to MHW Partners was repaid on July 1, 2022 (see Note 9). MHW and MHW Partners exercised all of their outstanding warrants on July 19, 2022 (see Note 9).

Note 4 – Revolving Line of Credit

In May 2022, we entered into a new revolving line of credit (the “credit facility”) with Susser Bank (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”), dated effective May 5, 2022. The obligations under the credit facility are secured by substantially all of our assets. Our wholly-owned subsidiaries, Vortech L.L.C., and VTC, L.L.C. jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 4.75% at June 30, 2022) and such interest rate shall not be less than 3.50% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we paid a loan origination fee of 0.5%, payable in advance upon entering into the credit facility. The credit facility matures on May 5, 2023.

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

The maximum amount we would have been eligible to borrow at June 30, 2022 was approximately $121,000. There were no amounts outstanding under this credit facility at June 30, 2022.

Note 5- Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 month to 7 years. As of June 30, 2022, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2022	2021	2022	2021
Lease expense
Operating lease cost	$217	$209	$414	$412
Sublease income	-	(12)	-	(24)
Total operating lease cost	217	197	414	388

Operating Lease – operating cash flows	(150)	(171)	(342)	(347)
New right-of-use assets – operating leases	-	15	-	15

The following presents information regarding the Company's operating leases as of June 30:

	2022	2021
Weighted average remaining lease term – operating leases (months)	81	10
Weighted average discount rate – operating leases	6%	12%

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows (in ‘000’s):

Fiscal Year
2022	$430
2023	862
2024	881
2025	907
2026	934
Thereafter	2,202
Total minimum future lease payments	6,216
Less imputed interest	(976)
Total	$5,240

Reported as of June 30, 2022
Current portion of lease liability	$613
Non-current portion of lease liability	4,627
$5,240

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2021	2021

Basic net income (loss) per share:
Numerator:
Net income (loss)	$771	$(456)	$463	$(1,155)
Denominator:
Weighted-average shares of common stock outstanding	19,088	18,232	18,978	18,167
Basic net income (loss) per share	$0.04	$(0.03)	$0.02	$(0.06)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$771	$(456)	$463	$(1,155)
Denominator:
Weighted-average shares of common stock outstanding	19,088	18,232	18,978	18,167
Dilutive options and warrants outstanding	1,851	-	1,811	-
Number of shares used in diluted per share computation	20,939	18,232	20,789	18,167
Diluted net income (loss) per share	$0.04	$(0.03)	$0.02	$(0.06)

For the three-month periods ended June 30, 2022 and 2021 respectively, 400,000 and 5,140,000 potentially dilutive shares were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. For the six-month periods ended June 30, 2022 and 2021 respectively, 400,000 and 5,152,000 potentially dilutive shares were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 7 – Related Party Transactions

We had the following related party balances that are included in the current portion of long-term borrowings (in ’000’s):

Name of related party		June 30, 2022 (unaudited)	December 31, 2021
MHW	Promissory notes payable	$945	$945
	Discount on notes payable	-	(11)
		945	934

	Accrued interest outstanding	267	268

MHW Partners	Promissory notes payable	$650	$650
	Discount on notes payable	-	(11)
		650	639

	Accrued interest outstanding	182	182

Related party transactions: (in $’000)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense
MHW	$36	$36	$71	$70
MHW Partners	25	24	49	48

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW.

Note 8 - Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities and systems integration. Our facilities unit is involved in the design, project management and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers, and also includes our reseller services where we procure equipment to be used in our integration activities. All revenues are derived from the U.S. market. Segment operating results reflect earnings before acquisition related expenses, other expenses, net, and provision for income taxes.

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and six-month periods ended June 30, 2022 and 2021 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Facilities	$3,599	$1,613	$5,678	$3,193
Systems integration services	2,822	1,455	5,935	5,045
Total revenues	$6,421	$3,068	$11,613	$8,238

Depreciation and amortization expense:
Facilities	$53	$89	$109	$156
Systems integration services	17	47	71	117
Consolidated depreciation expense	$70	$136	$180	$273

Income (loss) from operations:
Facilities	$1,122	$146	$1,240	$76
Systems integration services	(183)	(497)	(474)	(1,034)
Total income (loss) from operations	$939	$(351)	$766	$(958)

Interest expense, net:
Facilities	$101	$60	$181	$110
Systems integration services	57	43	101	78
Consolidated interest expense	$158	$103	$282	$188

	June 30, 2022	Dec. 31, 2021
Total Assets:
Facilities	$1,166	$851
Systems integration services	4,589	3,178
Other consolidated activities	14,843	15,252
Total	$20,598	$19,281

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Note 9 – Subsequent Events

On July 1, 2022, we repaid in full the remaining amounts outstanding under multiple advance term loan agreements with MHW SPV II, LLC and MHW Partners L.P. The outstanding amounts due under such loans were payable on or before July 19, 2022. Under their terms, the Company was permitted to prepay such loans without penalty.

On July 19, 2022, MHW and MHW Partners exercised their outstanding warrants and purchased 1,883,326 shares of common stock of the Company. The warrants were granted in connection with the multiple advance term loan agreements with MHW SPV II, LLC and MHW Partners, LP. The Company received approximately $367,000 from the aggregate exercise price of the warrants.

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

Our business is concentrated in the data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are continuing to drive demand for more information technology equipment and more efficient data center design and operation, resulting in continued growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under ‘‘Master Service Agreements’’, and the loss of such customers or a material decline in volume from such customers would have a material negative effect on our results.

Almost all of the components used in our systems integration business are consigned to us by our original equipment manufacturer (OEM) or their end-user customers, thus our revenue reflects only the services we perform, and the consigned components are not reflected in our balance sheet. We also offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement and reseller services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

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

The COVID-19 pandemic had both an immediate and an ongoing impact on our operations in both our facilities segment and our systems integration segment since it began. Travel restrictions and other customer-actions that restricted physical access to customer sites negatively impacted our facilities segment because we were unable to access customer locations to provide our services. We also experienced supply-chain disruptions beginning in the second half of 2021 until early 2022 that delayed the delivery of equipment needed for both integration and for deployments, further delaying customer projects. Overall, these travel restrictions and supply chain challenges have directly impacted our operating results though the first quarter of 2022 for our facilities segment, and up to and including our most recent quarter for our systems integration business. Additionally, as our customers deferred or cancelled the deployment of new modular data centers (MDCs) in 2021 they instead maintained and updated their existing MDCs. We began to see an increase in the level of MDC deployments during the first quarter of 2022 and then in the second quarter as the supply chain constraints started to improve, we saw our revenue from MDC deployments increase by 313% or $1.8 million when compared to the second quarter of 2021. This has helped our facilities revenues grow by 78% in the first half of 2022 or by $2.5 million compared to the first half of 2021, primarily because of increased deployments of MDCs.

Our systems integration business has also been negatively impacted due to logistical and supply-chain issues that have continued to affect component supply to us and negatively impact our revenue through the pandemic. Safety and other measures that we had to implement in our systems integration facility so that we could continue to operate safely despite the pandemic materially increased the cost of operating and providing our integration services, particularly at the onset of the pandemic. As time has passed and with knowledge gained, we have been able to significantly reduce these incremental operating costs. The supply-chain disruptions have prevented our customers from providing product to us for use in our integration business, preventing us from providing our services, and negatively impacting our revenue. We saw an improvement in supply chain issues during the second quarter of 2022 that resulted in a 55% increase in our integration services revenues compared to the second quarter of 2021.

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

Revenues of $6.4 million for the three-month period ended June 30, 2022 increased by $3.4 million or 109% compared to the second quarter of 2021. The increase was across all of our business lines, and revenues from our facilities segment increased by $2.0 million or 123% compared to the second quarter of 2021 driven by a $1.8 million or 313% increase in revenues from deployment of MDCs as supply chain constraints eased and we were able to deliver against our backlog of deployment projects. Our systems integrations segment saw revenues of $2.8 million, an increase of $1.4 million, or 94% compared to the second quarter of 2021 as an improvement in supply chain constraints enabled our customers to procure parts needed to complete integration projects, and allowing us to improve revenues, as well as an increase in our procurement and reselling activities compared to the second quarter of 2021.

On a year-to-date basis, for the six-month period ended June 30, 2022 our total revenues of $11.6 million have increased by $3.4 million or 41% compared to the first six months of 2021 when we recorded revenue of $8.2 million. This was driven by $2.5 million or 78% growth in our facilities segment attributable to a higher level of MDC deployments, and $0.9 million or 18% growth in our systems integration segment, driven by higher integration business from our OEM partner as global supply-chain disruptions have started to dissipate.

Although we have seen an improvement in the current quarter in the supply chain constraints that we have been experiencing that prevent our partners and customers from delivering all of the products needed for us to complete and perform integration services, there are still ongoing supply issues that persist, and this issue has not entirely dissipated. These supply chain disruptions cause delays in the timing of systems integration revenue for us as we await delivery of required components, and our vendors and partners expect these supply-chain issues to continue until at least later in the year.

Our reseller and procurement revenues involve us procuring third-party hardware, software and services on our customers’ behalf that are then typically used in our integrated services as we integrate those components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. During the second quarter of 2022 we had more agent-type transactions allowing our total revenues from reseller and procurement services to increase by $0.6 million or 518% compared to the second quarter of 2021, and allowing the gross profits from this business to increase by approximately $0.3 million.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 59% for the three-month period ended June 30, 2022 compared to 53% for the second quarter of 2021. This increase from the second quarter of 2021 reflects the increased activity in our facilities segment as the number of MDC deployment projects increased compared to 2021, and the lower proportion of procurement and reseller revenues to total revenues in this current quarter compared to a year ago. We earn much lower margins on product purchase/resell services, unless we are acting as an agent in the transaction, than we do with our traditional integration and maintenance services. As the percentage of our total revenue derived from reseller services decreases, we would anticipate that cost of revenue as a percentage of sales will decrease. Absent the reseller business, the profit margin from our core integration and maintenance services was 44% in the second quarter of 2022 compared to 44% in the second quarter of 2021.

For the six-month period ended June 30, 2022, our cost of revenue as a percentage of revenue was 63%. This compares to 67% for the comparable period of 2021. This decrease is primarily due to the higher level of MDC deployments where we have been able to leverage our resources across a greater number of deployments in 2022.

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

Gross Profit

Our gross profit margin for the three-month period ended June 30, 2022 was 41% compared to a gross profit margin of 47% in the second quarter of 2021. This decrease in margin as a percentage of revenues compared to the second quarter of 2021 was primarily attributable to the higher level of MDC deployment projects that we performed this year compared to 2021, and from an increase in our integration business, combined with a lesser of our level of procurement and reseller revenues. Our procurement revenues were only 12% of total revenues in 2022 and we earn much lower margins on product purchase/resell services, unless we are acting as an agent in the transaction, than what we earn from our core integration and maintenance activities. The higher actual revenues allowed us to increase our overall gross profit by $1.2 million or 80%, to $2.6 million in the second quarter of 2022 compared to $1.4 million gross profit in the second quarter of 2022. The higher overall revenue has allowed us to increase our gross profit for the six-month period ended June 30, 2022 by $1.5 million or by 55% compared to the first six months of 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended June 30, 2022, our selling, general and administrative expenses decreased by $64,000 or 4% compared to the second quarter of 2021 primarily due to lower compensation and professional fees. For the six-month period ended June 30, 2022, our selling, general and administrative expenses decreased by $110,000 or 3% compared to the first six months of 2021, primarily due to lower compensation costs.

Income (Loss) from Operations

For the three-month period ended June 30, 2022, we recorded operating income of $939,000. This compares to an operating loss of $351,000 that we had in the second quarter of 2021. For the six-month period ended June 30, 2022, we recorded operating income of $766,000, compared to an operating loss of $958,000 that we recorded in the first six months of 2021.

Interest expense

For the three-month period ended June 30, 2022, we recorded interest expense, net of interest income of $158,000. This compares to $103,000 in the three-month period ended June 30, 2021. The increase in interest expense was due to the higher number of agent-type transactions that were factored in our procurement and reseller business compared to 2021. For the six-month period ended June 30, 2022, we recorded interest expense, net of interest income, of $282,000, compared to $188,000 in the same period of 2021. This increase was due to $94,000 of interest expense attributable to agent-type reseller transactions in 2022.

Net Income (Loss)

After net interest expense and income taxes we recorded net income of $771,000 or $0.04 per share for the three-month period ended June 30, 2022. This compares to a net loss of $(456,000) or $(0.03) per share for the three-month period ended June 30, 2021. For the six-month period ended June 30, 2022 we recorded net income of $463,000 or $0.03 per share. This compares to a net loss of $(1,155,000) or $(0.06) per share that we recorded in the comparable period of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2022 are our cash and cash equivalents on hand, funds available to us under our revolving line of credit, vendor trade-credit and projected cash flows from operating activities.

As of June 30, 2022, the Company had an accumulated deficit of $65.8 million, with notes payable of $2.0 million maturing in July 2022. We recorded operating and net income in our most recent quarter but have a history of annual operating losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors could be considered to raise doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, funds available under our bank revolving credit facility and trade credit extended to us by our vendors. If future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that would take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, of there is a sudden increase in the level of reseller and procurement services. There can be no assurance as to the Company’s ability to scale its business operations or terms upon which additional financing may be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply-chain constraints. During the second quarter of 2022 we were able to achieve operating and net profits as we saw improvement in delivery of products and components that allowed us to fulfil a portion of our existing backlog. We anticipate that this will continue into the next quarter based on anticipated delivery of products and components as indicated by suppliers and vendors and that we will again be profitable in the third quarter and for the year ending December 31, 2022. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $8.4 million and $8.0 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash provided by operating activities was $0.5 million for the six-month period ended June 30, 2022 compared to cash used in operating activities of $11.3 million for the six-month period ended June 30, 2021. This change was primarily attributable to the timing and financial impacts of our procurement and reseller services. At the end of calendar year 2020 we were able to be paid by our customers for a number of large procurement projects, but we had yet to pay our vendors for these same projects. This drove an increase of $10 million in cash and accounts payable at the end of 2020. During the first quarter of 2021 we paid those vendors and both our cash balances and our accounts payable decreased by over $10 million, resulting in the decrease in our cash on hand compared to December 31, 2020 and resultant use of cash in operations during the first half of 2021. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2022 and beyond. Otherwise, the change in cash provided by operating activities was primarily due to the improvement in our operating and net income compared to the first six months of 2021.

Investing Activities:

Cash used in investing activities was $122,000 in the six-month period June 30, 2022 for the purchase of property and equipment for our integration facility, compared to cash used in the same period of 2021 of $52,000 for purchases of property and equipment.

Financing Activities:

Cash provided by financing activities was $27,000 for the six-month period ended June 30, 2022 compared to cash used in financing activities of $435,000 for the six-month period ended June 30, 2021. During 2022 we repaid interest in-kind on our notes payable of $1,000 and used $3,000 in the purchase of stock related to tax obligations around vesting of restricted stock by our employees and we received $31,000 from the exercise of employee stock options. In 2021 we received $20,000 from the exercise of employee stock options and $103,000 was used in 2021 for the purchase of stock related to tax obligations around the option exercises. We used $352,000 to retire a portion of our long-term debt in June 2021 following incentives from the lenders to repay this debt prior to maturity.

Future Uses of Cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectations of cash usage during 2022 or beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no off -balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2021 on our consolidated financial statements and disclosures. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective such that information relating to the Company required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three-month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 19, 2022, MHW and MHW Partners exercised their outstanding warrants and purchased 1,883,326 shares of common stock of the Company. The warrants were granted in connection with the multiple advance term loan agreements with MHW SPV II, LLC and MHW Partners, LP. The Company received approximately $367,000 from the aggregate exercise price of the warrants.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended June 30, 2022:

Monthly Period During the Quarter Ended June 30, 2022	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Apr. 1, 2022 - Apr. 30, 2022	-	$-	-	-
May 1, 2022 – May 31, 2022	988	$0.42
June. 1, 2022 – Jun. 30, 2022	-	$-	-	-
Total	988	$0.42

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: August 15, 2022	By:	/s/ Anthony Angelini
Anthony Angelini
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)