Form 10-Q
period 2022-09-30
TSS, Inc.
filed 2022-11-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 14, 2022              21,343,306

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	September 30, 2022	December 31, 2021
	(unaudited)

Current Assets:
Cash and cash equivalents	$9,605	$7,992
Contract and other receivables, net	3,046	1,846
Costs and estimated earnings in excess of billings on uncompleted contracts	3,098	573
Inventories, net	1,739	847
Prepaid expenses and other current assets	291	550
Total current assets	17,779	11,808
Property and equipment, net	314	281
Lease right-of-use assets	5,050	5,566
Goodwill	780	780
Intangible assets, net	58	126
Other assets	908	720
Total assets	$24,889	$19,281

Current Liabilities:
Accounts payable and accrued expenses	$11,619	$7,016
Deferred revenues	4,274	2,435
Current portion of long-term borrowings	-	2,023
Current portion of lease liabilities	621	644
Total current liabilities	16,514	12,118
Non-current portion of lease liabilities	4,469	4,938
Non-current portion of deferred revenues	-	22
Total liabilities	20,983	17,078

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2022 and December 31, 2021; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2022 and December 31, 2021; 22,917 and 20,286 issued; 21,345 and 18,862 outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	71,299	70,584
Treasury stock 1,572 and 1,424 shares at cost at September 30, 2022 and December 31, 2021	(2,151)	(2,071)
Accumulated deficit	(65,244)	(66,312)
Total stockholders’ equity	3,906	2,203
Total liabilities and stockholders’ equity	$24,889	$19,281

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Results of Operations:
Revenue	$8,077	$4,587	$19,690	$12,825
Cost of revenue	5,312	2,666	12,647	8,147
Gross profit	2,765	1,921	7,043	4,678
Selling, general and administrative expenses	1,826	1,560	5,158	5,002
Depreciation and amortization	68	133	248	406
Total operating costs	1,894	1,693	5,406	5,408
Income (loss) from operations	871	228	1,637	(730)
Other income (expense):
Interest expense, net	(255)	(83)	(537)	(271)
Income (loss) from operations before income taxes	616	145	1,100	(1,001)
Income tax expense	11	22	32	31

Net income (loss)	$605	$123	$1,068	$(1,032)

Basic net income (loss) per common share	$0.03	$0.01	$0.05	$(0.06)
Diluted net income (loss) per common share	$0.03	$0.01	$0.05	$(0.06)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2021	19,055	$2	$70,070	(1,097)	$(1,874)	$(65,015)	$3,183
Restricted stock vested	274	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(101)	(88)	-	(88)
Stock options exercised	75	-	8	-	-	-	8
Stock-based compensation	-	-	136	-	-	-	136
Net loss	-	-	-	-	-	(699)	(699)
Balance at March 31, 2021	19,404	$2	$70,214	(1,198)	$(1,962)	$(65,714)	$2,540
Restricted stock vested	15	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(30)	(15)	-	(15)
Stock options exercised	125	-	12	-	-	-	12
Stock-based compensation	-	-	109	-	-	-	109
Net loss	-	-	-	-	-	(456)	(456)
Balance at June 30, 2021	19,544	$2	$70,335	(1,228)	$(1,977)	$(66,170)	$2,190
Restricted stock vested	394	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(114)	(53)	-	(53)
Stock-based compensation	-	-	115	-	-	-	115
Net income	-	-	-	-	-	123	123
Balance at September 30, 2021	19,938	$2	$70,450	(1,342)	$(2,030)	$(66,047)	$2,375

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2022	20,286	$2	$70,584	(1,424)	$(2,071)	$(66,312)	$2,203
Restricted stock vested	18	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(6)	(3)	-	(3)
Stock-based compensation	-	-	106	-	-	-	106
Net loss	-	-	-	-	-	(308)	(308)
Balance at March 31, 2022	20,304	$2	$70,690	(1,430)	$(2,074)	$(66,620)	$1,998
Restricted stock vested	6	-	-	-	-	-	-
Stock options exercised	310	-	31	-	-	-	31
Treasury shares repurchased	-	-	-	(1)	-	-	-
Stock-based compensation	-	-	107	-	-	-	107
Net income	-	-	-	-	-	771	771
Balance at June 30, 2022	20,620	$2	$70,828	(1,431)	$(2,074)	$(65,849)	$2,907
Restricted stock vested	414	-	-	-	-	-	-
Warrants exercised	1,883	-	367	-	-	-	367
Treasury shares repurchased	-	-	-	(141)	(77)	-	(77)
Stock-based compensation	-	-	104	-	-	-	104
Net income	-	-	-	-	-	605	605
Balance at September 30, 2022	22,917	$2	$71,299	(1,572)	$(2,151)	$(65,244)	$3,906

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Nine Months Ended September 30
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,068	$(1,032)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	248	406
Non-cash interest	-	79
Amortization of debt discount	22	50
Stock-based compensation	317	360
Changes in operating assets and liabilities:
Contract and other receivables	(1,200)	(165)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,525)	(705)
Inventories, net	(892)	(3,439)
Prepaid expenses and other assets	71	(498)
Right-of-use assets	516	493
Accounts payable and accrued expenses	4,603	(2,793)
Deferred revenues	1,817	1,307
Operating lease liabilities	(492)	(540)
Net cash provided by (used in) operating activities	3,553	(6,477)

Cash Flows from Investing Activities:
Capital expenditures	(213)	(60)
Net cash used in investing activities	(213)	(60)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	31	20
Repayment of long-term debt	(2,045)	(352)
Proceeds from exercise of warrants	367	-
Repurchase of stock	(80)	(156)
Net cash used in financing activities	(1,727)	(488)
Net increase (decrease) in cash and cash equivalents	1,613	(7,025)
Cash and cash equivalents at beginning of period	7,992	19,012
Cash and cash equivalents at end of period	$9,605	$11,987
Supplemental disclosure of cash flow information:
Cash paid for interest	$393	$211
Cash paid for taxes	$38	$51

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

Liquidity

As of September 30, 2022, the Company had an accumulated deficit of $65.2 million. We have recorded operating and net income in our two most recent quarters but have a history of annual operating losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving credit facilities with our bank. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply chain constraints. During the second and third quarters of 2022 we have been able to achieve operating and net profits as we saw improvements in delivery of products and components that allowed us to fulfil a large portion of our existing backlog. We anticipate that this will continue into the next quarter based on anticipated delivery of products and components as indicated by suppliers and vendors and that we will again be profitable in the fourth quarter and for the year ending December 31, 2022 and that we will be profitable in 2023. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of September 30, 2022, and December 31, 2021, our allowance for doubtful accounts was $7,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
FACILITIES:
Maintenance revenues	$993	$923	$2,655	$2,717
Equipment sales	751	1,545	1,121	1,970
Deployment and other services	1,565	3	5,210	977
Total Facilities revenues	$3,309	$2,471	$8,986	$5,664

SYSTEMS INTEGRATION:
Integration services	$1,657	$1,420	$5,087	$4,179
Reseller services	3,111	696	5,617	2,982
Total Systems Integration revenues	$4,768	$2,116	$10,704	$7,161
TOTAL REVENUES	$8,077	$4,587	$19,690	$12,825

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

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of September 30, 2022, deferred revenue of $4,274,000 includes $2,630,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $1,644,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. Contract liabilities consisting of deferred revenue were $4,061,000 at December 31, 2020.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

US-based IT OEM	97%	96%	94%	93%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 91% and 51% of our trade accounts receivable at September 30, 2022 and December 31, 2021, respectively. A US-based data center equipment customer represented 29% of our trade accounts receivable at December 31, 2021. No other customer represented more than 10% of our accounts receivable at September 30, 2022, or at December 31, 2021.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based IT OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $27.4 million and $9.3 million for the three-month periods ended September 30, 2022 and 2021, respectively. We paid financing fees under this arrangement of approximately $237,000 and $43,000 for the three-month periods ended September 30, 2022 and 2021, respectively, which was recorded as interest expense in our consolidated statements of operations. The aggregate gross amount factored under this arrangement was approximately $53 million and $22.2 million for the nine-month periods ended September 30, 2022 and 2021, respectively. We paid financing fees under this arrangement of approximately $393,000 and $100,000 for the nine-month periods ended September 30, 2022 and 2021, respectively, which was recorded as interest expense in our consolidated statements of operations.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	September 30, 2022 (unaudited)	December 31, 2021
Contract and other receivables	$3,053	$1,853
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$3,046	$1,846

Contract assets consisting of accounts receivable and costs in excess of billings were $1,721 as of December 31, 2020.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	September 30, 2022 (unaudited)	December 31, 2021
Raw materials	$242	$150
Reseller inventories	1,502	701
Reserve	(5)	(4)
Inventories, net	$1,739	$847

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	September 30, 2022 (unaudited)		December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(847)	$906	$(780)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	September 30, 2022 (unaudited)	December 31, 2021
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At September 30, 2022 and December 31, 2021, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $23,000 for each of the three-month periods ended September 30, 2022 and 2021, respectively. We recognized amortization expense related to intangibles of approximately $67,000 for each of the nine-month periods ended September 30, 2022 and 2021, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2021 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three or nine-month periods ended September 30, 2022 or 2021 that indicated the carrying value of our goodwill and other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			September 30, 2022 (unaudited)	December 31, 2021
Trade equipment		5		$316	$144
Leasehold improvements	2	-	5	725	725
Motor vehicles		3		9	-
Furniture and fixtures		7		16	16
Computer equipment and software		3		2,167	2,135
				3,233	3,020
Less accumulated depreciation				(2,919)	(2,739)
Property and equipment, net				$314	$281

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $46,000 and $110,000 for the three-month periods ended September 30, 2022 and 2021, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $180,000 and $338,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	September 30, 2022 (unaudited)	December 31, 2021
Accounts payable	$10,203	$5,472
Legal Settlement	-	500
Accrued expenses	784	703
Compensation, benefits & related taxes	583	270
Other accrued expenses	49	71
Total accounts payable and accrued expenses	$11,619	$7,016

Note 3 – Long-Term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	September 30, 2022 (unaudited)	December 31, 2021
Notes Payable due July 2022	$-	$1,595
Accrued in-kind interest – long term	-	450
Less unamortized discount and debt issuance costs	-	(22)
	-	2,023
Current portion of long-term borrowing	-	2,023
Non-current portion of long-term borrowing	$-	$-

In February 2015, we entered into a multiple advance term loan agreement and related agreements with MHW SPV II, LLC (‘‘MHW’’), an entity affiliated with the Chairman of our Board of Directors, for a loan in the maximum amount of $2 million. We borrowed $945,000 under this loan agreement on February 3, 2015, and executed a promissory note to evidence this loan and the terms of repayment which requires interest-only payments until maturity.

In July 2017, we amended and restated the terms of this multiple advance term loan agreement whereby we increased the maximum principal amount of loans to $2.5 million for up to sixty days, and $2 million thereafter. The term of the loan was modified to be five years from the date of modification, thereby extending the term of the $945,000 loan to July 19, 2022. As part of this modification, the interest rate on the $945,000 loan remained at a fixed annual rate of 12%, however it was changed so that 6% was paid in cash monthly in arrears, and 6% was payable in kind, to be evidenced by additional promissory notes having an aggregate principal amount equal to the accrued but unpaid interest. At June 30, 2022 there was approximately $267,000 in accrued interest in-kind outstanding on this loan which was paid in full in July 2022.

In conjunction with entering into the loan agreement, the Company and MHW also entered into a warrant granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant was exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant was subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 was amortized to interest expense using the straight-line method (which approximates the effective interest rate method) over the term of the loan. Approximately $9,000 and $12,000 was amortized for this warrant during each of the nine-month periods ended September 30, 2022 and 2021, respectively.

On July 19, 2017, we borrowed an additional $650,000 from MHW Partners, an entity affiliated with MHW. This loan ranked parri-passu with the $945,000 promissory notes held by MHW and was subject to the same loan agreement. Similar to the notes held by MHW, this note issued to MHW Partners bore interest at 12% per annum payable in cash monthly in arrears at a rate of 6% per annum and payable in kind at a fixed rate of 6% per annum and had a maturity date of July 19, 2022. At June 30, 2022 there was approximately $182,000 in accrued interest in-kind outstanding on this loan, which was paid in full during July 2022.

The obligations under the loan to MHW and MHW Partners were secured by substantially all of the Company’s assets pursuant to the terms of a security agreement.

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant was exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant were subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount was amortized to interest expense using the effective interest rate method over the term of the loan. Approximately $5,000 was amortized during the three-month periods ended September 30, 2021. Approximately $10,000 and $15,000 was amortized during each of the nine-month periods ended September 30, 2022 and 2021, respectively.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance related fee tied to any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant.

On July 1, 2022, we repaid in full the remaining amounts outstanding under multiple advance term loan agreements with MHW SPV II, LLC and MHW Partners L.P, including the accrued interest-in-kind outstanding on the loans. The outstanding amounts due under such loans were payable on or before July 19, 2022. Under their terms, the Company was permitted to prepay such loans without penalty.

On July 19, 2022, MHW and MHW Partners exercised their outstanding warrants and purchased 1,883,326 shares of common stock of the Company. The warrants were granted in connection with the multiple advance term loan agreements with MHW SPV II, LLC and MHW Partners, LP. The Company received approximately $367,000 from the aggregate exercise price of the warrants.

Note 4 – Revolving Line of Credit

In May 2022, we entered into a revolving line of credit (the “credit facility”) with Susser Bank (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”), dated effective May 5, 2022. The obligations under the credit facility are secured by substantially all of our assets. Our wholly-owned subsidiaries, Vortech L.L.C., and VTC, L.L.C. jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 6.25% at September 30, 2022) and such interest rate shall not be less than 3.50% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we paid a loan origination fee of 0.5%, payable in advance upon entering into the credit facility. The credit facility matures on May 5, 2023.

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

The maximum amount we would have been eligible to borrow at September 30, 2022 was approximately $163,000. There were no amounts outstanding under this credit facility at September 30, 2022.

Note 5- Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 month to 7 years. As of September 30, 2022, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
Lease expense
Operating lease cost	$215	$209	$629	$621
Sublease income	-	(12)	-	(36)
Total operating lease cost	215	197	629	585

Operating lease – operating cash flows	(150)	(187)	(492)	(544)
New right-of-use assets – operating leases	-	-	-	15

The following presents information regarding the Company's operating leases as of September 30:

	2022	2021
Weighted average remaining lease term – operating leases (months)	78	8
Weighted average discount rate – operating leases	6	12

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows (in ‘000’s):

Fiscal Year
2022	$215
2023	862
2024	881
2025	907
2026	934
Thereafter	2,202
Total minimum future lease payments	6,001
Less imputed interest	(911)
Total	$5,090

Reported as of September 30, 2022
Current portion of lease liability	$621
Non-current portion of lease liability	4,469
$5,090

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

	Three Months Ended September 30,		Nine Months Ended September30,
	2022	2021	2022	2021

Basic net income (loss) per share:
Numerator:
Net income (loss)	$605	$123	$1,068	$(1,032)
Denominator:
Weighted-average shares of common stock outstanding	20,970	18,743	19,642	18,269
Basic net income (loss) per share	$0.03	$0.01	$0.05	$(0.06)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$605	$123	$1,068	$(1,032)
Denominator:
Weighted-average shares of common stock outstanding	20,970	18,743	19,642	18,269
Dilutive options and warrants outstanding	542	2,135	1,388	-
Number of shares used in diluted per share computation	21,512	20,608	21,030	18,269
Diluted net income (loss) per share	$0.03	$0.01	$0.05	$(0.06)

688,000 and 936,000 restricted shares were excluded from the calculation of dilutive shares for the three-month and nine-month periods ended September 30, 2022, respectively, as they did not result in any shares being dilutive as more shares could have been repurchased with the unrecognized compensation expense. For the nine-month period ended September 30, 2021, 4,953,000 potentially dilutive shares were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 7 – Related Party Transactions

We had the following related party balances that are included in the current portion of long-term borrowings (in ’000’s):

Name of related party		September 30, 2022 (unaudited)	December 31, 2021
MHW	Promissory notes payable	$-	$945
	Discount on notes payable	-	(11)
		-	934

	Accrued interest outstanding	-	268

MHW Partners	Promissory notes payable	$-	$650
	Discount on notes payable	-	(11)
		-	639

	Accrued interest outstanding	-	182

Related party transactions: (in $’000)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense
MHW	$-	$36	$71	$107
MHW Partners	-	25	49	73

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and nine-month periods ended September 30, 2022 and 2021 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Facilities	$3,309	$2,471	$8,987	$5,664
Systems integration services	4,768	2,116	10,703	7,161
Total revenues	$8,077	$4,587	$19,690	$12,825

Depreciation and amortization expense:
Facilities	$52	$87	$161	$244
Systems integration services	16	46	87	162
Consolidated depreciation expense	$68	$133	$248	$406

Income (loss) from operations:
Facilities	$1,036	$520	$2,276	$596
Systems integration services	(165)	(292)	(639)	(1,326)
Total income (loss) from operations	$871	$228	$1,637	$(730)

Interest expense, net:
Facilities	$164	$49	$345	$158
Systems integration services	91	34	192	113
Consolidated interest expense	$255	$83	$537	$271

	September 30, 2022	December 31, 2021
Total Assets:
Facilities	$736	$851
Systems integration services	6,772	3,178
Other consolidated activities	17,381	15,252
Total	$24,889	$19,281

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

The COVID-19 pandemic had both an immediate and an ongoing impact on our operations in both our facilities segment and our systems integration segment since it began. Travel restrictions and other customer-actions that restricted physical access to customer sites negatively impacted our facilities segment because we were unable to access customer locations to provide our services. We also experienced supply-chain disruptions beginning in the second half of 2021 until early 2022 that delayed the delivery of equipment needed for both integration and for deployments, further delaying customer projects. Overall, these travel restrictions and supply chain challenges directly impacted our operating results though the first quarter of 2022 for our facilities segment, and up to and including our most recent quarter for our systems integration business. Additionally, as our customers deferred or cancelled the deployment of new modular data centers (MDCs) in 2021 they instead maintained and updated their existing MDCs. As supply chain issues continued to improve in 2022, we have been able to source needed equipment and complete MDC deployments. Revenues from MDC deployments have increased during 2022 by $4.2 million or 433% compared to the same period in 2021, helping drive the increase in our facilities revenues.

Our systems integration business has also been negatively impacted due to logistical and supply-chain issues that have continued to affect component supply to us and negatively impact our revenue through the pandemic. Safety and other measures that we had to implement in our systems integration facility so that we could continue to operate safely despite the pandemic materially increased the cost of operating and providing our integration services, particularly at the onset of the pandemic. As time has passed and with knowledge gained, we have been able to significantly reduce these incremental operating costs. The supply-chain disruptions have prevented our customers from providing product to us for use in our integration business, preventing us from providing our services, and negatively impacting our revenue. We continued to experience delays in obtaining needed components during the most recent quarter, causing us to defer integration projects and revenues as a result. Despite these ongoing challenges, overall there has been an improvement in supply chain issues during 2022 that has helped our integration services revenues grow by 22% year to date in 2022 same compared to the same period in 2021.

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

Revenues of $8.1 million for the three-month period ended September 30, 2022 increased by $3.5 million or 76% compared to the third quarter of 2021. The increase was across both operating segments, and revenues from our facilities segment increased by $0.8 million or 34% compared to the third quarter of 2021 driven by a $1.6 million increase in revenues from deployment of MDCs as supply chain constraints eased and we were able to deliver against our backlog of deployment projects, offset by a decrease in MDC upgrade/refurbishment revenues of $0.7 million. Our systems integrations segment saw revenues of $4.8 million, an increase of $2.7 million, or 125% compared to the third quarter of 2021 as an improvement in supply chain constraints enabled our customers to procure parts needed to complete integration projects, and allowed us to increase revenues, in our procurement and reselling activities compared to the third quarter of 2021.

On a year-to-date basis, for the nine-month period ended September 30, 2022, our total revenues of $19.7 million have increased by $6.9 million or 54% compared to the first nine months of 2021 when we recorded revenue of $12.8 million. This was driven by $3.3 million or 59% growth in our facilities segment attributable to a higher level of MDC deployments, and $3.5 million or 49% growth in our systems integration segment, driven by higher integration business from our OEM partner as global supply-chain disruptions have started to dissipate and from an increase in our procurement and reseller activities.

Although we have seen an improvement in the current quarter in the supply chain constraints that we have been experiencing that prevent our partners and customers from delivering all of the products needed for us to complete and perform integration services, there are still ongoing supply issues that persist. These supply chain disruptions cause delays in the timing of systems integration revenue for us as we await delivery of required components, and our vendors and partners expect these supply-chain issues to continue for at least the next several quarters.

Our reseller and procurement revenues involve us procuring third-party hardware, software and services on our customers’ behalf that are then typically used in our integrated services as we integrate those components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. During the third quarter of 2022 we had more agent-type transactions allowing our total revenues from reseller and procurement services to increase by $2.4 million or 347% compared to the third quarter of 2021, and allowing the gross profits from this business to increase by approximately $0.6 million compared to the third quarter of 2021. For the nine-month period ended September 30, 2021 our total revenue from reseller and procurement activity of $5.6 million had increased by $2.6 million or 88% compared to the same period in 2021, and allowing the gross profits from this business to increase by approximately $0.9 million.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 66% for the three-month period ended September 30, 2022 compared to 58% for the third quarter of 2021. This increase from the third quarter of 2021 reflects the increased activity in our facilities segment as the number of MDC deployment projects increased compared to 2021 and from higher costs including labor costs, in our integration business compared to the prior year. We earn much lower margins on product purchase/resell services, unless we are acting as an agent in the transaction, than we do with our traditional integration and maintenance services. As the percentage of our total revenue derived from reseller services increases, we would anticipate that cost of revenue as a percentage of sales will increase. Absent the reseller business, the profit margin from our core integration and maintenance services was 42% in the third quarter of 2022 compared to 44% in the third quarter of 2021.

For the nine-month period ended September 30, 2022, our cost of revenue as a percentage of revenue was 64%. This compares to 64% for the comparable period of 2021.

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

Gross Profit

Our gross profit margin for the three-month period ended September 30, 2022 was 34% compared to a gross profit margin of 42% in the third quarter of 2021. This decrease in margin as a percentage of revenues compared to the third quarter of 2021 was primarily attributable to an increase in costs, particularly labor costs, in our integration business and from an increase in the volume of reseller and procurement activities. Our reseller and procurement revenues were 38% of total revenues in the third quarter of 2022 compared to 15% of our total revenues in the third quarter of 2021. We earn much lower margins on product purchase/resell services, unless we are acting as an agent in the transaction, than what we earn from our core integration and maintenance activities. As reseller and procurement revenues grow as a percentage of our total revenues, we would expect our overall gross profit margin to decrease. The growth in our total revenues compared to 2021 allowed us to increase our overall gross profit by $0.8 million or 44%, to $2.8 million in the third quarter of 2022 compared to $1.9 million gross profit in the third quarter of 2021. The 54% growth in total revenue in 2022 has allowed us to increase our gross profit for the nine-month period ended September 30, 2022 by $2.4 million or by 51% compared to the first nine months of 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended September 30, 2022, our selling, general and administrative expenses increased by $266,000 or 17% compared to the third quarter of 2021 primarily due to higher compensation costs including incentive-based compensation due to our improved operating results, and from higher professional fees. For the nine-month period ended September 30, 2022, our selling, general and administrative expenses increased by $156,000 or 3% compared to the first nine months of 2021, primarily due to higher compensation costs.

Income (Loss) from Operations

For the three-month period ended September 30, 2022, we recorded operating income of $871,000. This compares to an operating income of $228,000 that we had in the third quarter of 2021. For the nine-month period ended September 30, 2022, we recorded operating income of $1,637,000, compared to an operating loss of $730,000 that we recorded in the first nine months of 2021.

Interest expense

For the three-month period ended September 30, 2022, we recorded interest expense, net of interest income of $255,000. This compares to $83,000 in the three-month period ended September 30, 2021. The increase in interest expense was due to the higher number of agent-type transactions that were factored in our procurement and reseller business compared to 2021. For the nine-month period ended September 30, 2022, we recorded interest expense, net of interest income, of $537,000, compared to $271,000 in the same period of 2021. This increase was due to $314,000 of interest expense attributable to agent-type reseller transactions in 2022 offset by a reduction in interest expense due to the maturity and repayment of long-term debt in 2022.

Net Income (Loss)

After net interest expense and income taxes we recorded net income of $605,000 or $0.03 per share for the three-month period ended September 30, 2022. This compares to net income of $123,000 or $0.01 per share for the three-month period ended September 30, 2021. For the nine-month period ended September 30, 2022 we recorded net income of $1,068,000 or $0.05 per share. This compares to a net loss of $(1,032,000) or $(0.06) per share that we recorded in the comparable period of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2022 are our cash and cash equivalents on hand, funds available to us under our revolving line of credit, vendor trade-credit and projected cash flows from operating activities.

As of September 30, 2022, the Company had an accumulated deficit of $65.2 million. We have recorded operating and net income in our two most recent quarter but have a history of annual operating losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, funds available under our bank revolving credit facility and trade credit extended to us by our vendors. If our future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that would take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, of there is a sudden increase in the level of reseller and procurement services. There can be no assurance as to the Company’s ability to scale its business operations or terms upon which additional financing may be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply-chain constraints. During the second and third quarters of 2022 we were able to achieve operating and net profits as we saw improvement in delivery of products and components that allowed us to fulfil a large portion of our existing backlog. We anticipate that this will continue into the next quarter based on anticipated delivery of products and components as indicated by suppliers and vendors and that we will again be profitable in the fourth quarter and for the year ending December 31, 2022 and that we will be profitable in 2023. We were also able to repay all of the Company’s long-term debt during the third quarter of 2022 from existing liquidity and we now have no long-term debt apart from lease obligations. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $9.6 million and $8.0 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash provided by operating activities was $3.6 million for the nine-month period ended September 30, 2022 compared to cash used in operating activities of $6.5 million for the nine-month period ended September 30, 2021. This change was primarily attributable to the timing and financial impacts of our procurement and reseller services. At the end of calendar year 2020 we were able to be paid by our customers for a number of large procurement projects, but we had yet to pay our vendors for these same projects. This drove an increase of $10 million in cash and accounts payable at the end of 2020. During the first quarter of 2021 we paid those vendors and both our cash balances and our accounts payable decreased by over $10 million, resulting in the decrease in our cash on hand compared to December 31, 2020 and resultant use of cash in operations during 2021. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2022 and beyond. Otherwise, the change in cash provided by operating activities was primarily due to the improvement in our operating and net income in 2022 compared to the first nine months of 2021.

Investing Activities:

Cash used in investing activities was $213,000 in the nine-month period ended September 30, 2022 for the purchase of property and equipment for our integration facility, compared to cash used in the same period of 2021 of $60,000 for purchases of property and equipment.

Financing Activities:

Cash used in financing activities was $1,727,000 in the nine-month period ended September 30, 2022 compared to cash used in financing activities of $488,000 in the nine-month period ended September 30, 2021. During the third quarter of 2022 we repaid outstanding interest and principle on our notes payable of $2,045,000, and used $80,000 in the purchase of stock related to tax obligations around vesting of restricted stock by our employees. We received $31,000 from the exercise of employee stock options, and we also received $367,000 in proceeds from the exercise of warrants that had been issued in connection with our notes payable. In 2021 we received $20,000 from the exercise of employee stock options and $156,000 was used in 2021 for the purchase of stock related to tax obligations around the option exercises. We used $352,000 to retire a portion of our long-term debt in June 2021 following incentives from the lenders to repay this debt prior to maturity.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off -balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective such that information relating to the Company required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Supply chain challenges have and will likely negatively affect our systems integration business by slowing the supply of parts needed to perform integration services, requiring us to hold greater quantities of inventory for longer periods and delaying completion of services for our customers.

Since the COVID 19 pandemic began in 2020, due to its impact on global production and distribution we have experienced ongoing shortages of components needed to complete integration and procurement services, delaying our ability to recognize revenue for these projects and negatively impacting our profitability. This has also resulted in us having to hold onto greater quantities of customer inventory for longer time periods while we wait for the missing components to be delivered. Due to our fixed storage capacity, holding customer-owned inventory for longer periods has negatively impacted our ability to perform other services, and added cost and risk, including custodial risk, into our systems integration business. The supply chain disruptions have also directly impacted vendors and other third parties from whom we procure goods and services for our reseller and procurement business, causing delays in completing procurement services for our customers. This has the potential to materially harm the Company’s operating results by delaying recognition of revenue. This can also harm the Company’s liquidity if we are forced to pay vendors for products and services before we have the ability to invoice and receive payment from our customers, which could also prevent us from performing additional procurement services for our customers or cause other liquidity concerns for the Company.

Changes in labor market conditions are causing increases in our labor costs, and, if we are unable to adequately recover these costs from our customers, our business will be negatively impacted.

At times we experience higher levels of employee attrition, increasing compensation costs and resulting in more intense competition for talent. We believe that our future success will be dependent upon retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and properly managing the transition of key roles when they occur. As a small company we are particularly susceptible to negative impacts if critical and experienced personnel leave. Hiring and retaining qualified executives and other employees is therefore critical to our business. During 2022 we have experienced increased wage pressure and challenges in hiring people in the Austin, Texas market and had to pay higher costs to attract new employees and retain our existing employees. If our total compensation programs, employment benefits, and overall workplace culture are not viewed as competitive and inclusive, our ability to attract, retain and motivate employees could be compromised. To the extent we experience significant attrition or the loss of critical employees and are unable to timely replace employees, we could experience a loss of critical skills and reduced employee morale, potentially resulting in business disruptions or increased expenses to address any disruptions. To the extent that we are unable to promptly pass higher labor costs on to our customers, our business will be further negatively impacted. Our inability to attract, retain and motivate employees or manage succession of key roles may inhibit or ability to maintain or expand our business operations.

We are partially through the implementation of a new enterprise resource IT system and have yet to deploy this new system across our business units. Any challenges, delays, difficulties or errors during the implementation of this new system may negatively impact our business operation and harm our operating results.

We rely on computerized inventory and management systems to coordinate and manage the activities in our systems integration business, as well as to communicate inventory and shipment information to our vendors and customers. Our ability to process incoming deliveries, track inventory through the integration process, and process shipments in a timely manner are essential to the operations of our integration business. As we introduce a new system to perform these functions, any challenges in the implementation of the system, changes to processes or errors in functionality where such systems fail to adequately perform as designed, could adversely affect our systems integration business and harm our operating results. This new system is not the system of record for financial reporting and disclosure of information for the nine-month period ended September 30, 2022. The Company will begin to use this new enterprise system as its system of record on October 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 19, 2022, MHW and MHW Partners exercised their outstanding warrants and purchased 1,883,326 shares of common stock of the Company. As described in Note 3 in the Notes to the Consolidated Financial Statements, the warrants were granted in connection with the multiple advance term loan agreements with MHW SPV II, LLC and MHW Partners, LP. The Company received approximately $367,000 from the aggregate exercise price of the warrants. The shares were issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended September 30, 2022:

Monthly Period During the Quarter Ended September 30, 2022	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jul. 1, 2022 – Jul. 31, 2022	-	$-	-	-
Aug. 1, 2022 – Aug. 31, 2022	141,349	$0.54
Sept. 1, 2022 – Sept. 30, 2022	-	$-	-	-
Total	141,349	$0.54

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: November 14, 2022	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)