Form 10-K
period 2022-12-31
TSS, Inc.
filed 2023-03-31
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $4,869,471. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 30, 2023: 21,541,591

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2022 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

ii

PART I.

Item 1.     Business

Company Overview

TSS, Inc. provides a range of comprehensive services to enable the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single-source solution for enabling technologies in data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, system installations, facilities management and IT procurement and reseller services.

We were incorporated in Delaware in December 2004. Our headquarters and our systems integration facility are located in Round Rock, Texas.

Our business is concentrated on the data center infrastructure and services market. This market remains highly competitive as commerce continues to move to cloud-based solutions and as data storage and compute requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment, and more efficient data center design and operations, resulting in continued overall growth in this market. We compete in large growing market segments, often against larger competitors who have greater resources. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of any such customers could have a material negative effect on our results.

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

Almost all of the components used in our systems integration business are consigned to us by our original equipment manufacturer (OEM) or their end-user customers, thus our revenues reflect only the services we perform, and the consigned components are not reflected in our balance sheet. We also offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement and reseller activities allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher margins on integration projects by broadening our revenue and customer base.

Service Offerings

We have developed a unique set of solution offerings where we provide a range of services that enable our customers and partners to more efficiently plan, develop, deploy and maintain data centers and their related assets, along with end user systems. These solutions begin with strategies for the care of information technology assets that are being housed in the facility or modular data centers, including power, cooling and heat rejection, as well as disaster recovery backup systems. Our operating expenses are not exclusively aligned to each service offering, as shared resources such as sales, marketing and general and administrative expenses support all services. Our solutions involve all aspects of the life cycle of both traditional and modular data centers and their related assets and are described in more detail below.

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

Our strategy is intended to increase the amount of recurring revenues we generate from our existing customers, IT equipment partners, and major systems integrators. Our mission critical facilities experience and our personnel skills position us as a trusted advisor to our customers and allow us to work on new opportunities as our customers grow or as their facilities mature and as partners introduce us to new client opportunities.

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

Systems Integration Services:

To assist our customers with IT-equipment deployment in their data centers we provide what we call “systems integration” services. We provide integrated technology services and software tools designed to accelerate the delivery of complex information technology solutions. These services include custom configuration of a broad scope of information technology products including client products, enterprise products, clusters and modular containers. The integration of this equipment at both a rack-level or modular data center level is performed to our customer specifications and test criteria and may include imaging of software onto the hardware as well. We are generally not responsible for the performance of the related equipment in the field. In addition, we provide warehousing of high value equipment such as servers, switches and other information technology hardware that are generally provided on a consignment basis to us to by our OEM and end-user customers. We also provide second-touch services such as adding software, hardware or other features to end-user devices, bundling of such devices with peripherals, pre-loading of customer-determined application software, tagging, asset capture and other fulfilment services for our OEM and end-user customers.

Procurement and Reseller Services:

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. These procurement and reseller services enable highly customizable solutions for our OEM and end-user customers and enable us to generate larger revenues and profits while expanding our customer base. We recognize our reseller services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party and we have no control of the goods before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer.

Customers

Our customers include IT OEM equipment, technology and service companies, and private sector businesses that in some cases are the end users of the facility or in other cases are providing a facility to a government or commercial end user.

One customer comprised 96% and 95% of our revenues in the years ended December 31, 2022 and 2021, respectively.

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

Employees

At December 31, 2022, we had 70 full-time employees. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement, and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

Our consolidated financial statements included in this annual report have been prepared on the basis that we will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that we will be able to realize our assets and discharge our liabilities in the normal course of business. As of December 31, 2022, we had an accumulated deficit of $66.4 million. In addition, although we generated operating income in 2022, we have a history of recurring operating and net losses and negative cash flow from operations which have been due in recent years, in part, to the effects of COVID-19 and related supply chain constraints. These factors may, by themselves, cause uncertainty about our ability to continue to operate our business as a going concern. Note 1 to our consolidated financial statements describes the actions we have taken and could take to improve our liquidity to alleviate the doubt about our ability to continue as a going concern.

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarded expected revenues and future costs, and our ability to secure additional sources of funding if needed. However, our revenue may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2023 or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs or obtain funding in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

Supply chain challenges have and will likely negatively affect our integration business by slowing the supply of parts needed to perform integration services, require us to hold greater quantities of inventory for longer periods and delaying completion of services for our customers.

Since the COVID 19 pandemic began in 2020, due to its impact on global production and distribution we have experienced ongoing impacts from shortages of components needed to complete integration and procurement services, delaying our ability to recognize revenue for these projects and negatively impacting our profitability. This has also resulted in us having to hold onto greater quantities of customer inventory for longer time periods while we wait for the missing components to be delivered. Due to our fixed storage capacity, holding customer-owned inventory for longer periods has negatively impacted our ability to perform other services, and added cost and risk, including custodial risk, into our integration business. The supply chain disruptions have also directly impacted vendors and other third parties from whom we procure goods and services for our reseller and procurement business, causing delays in completing procurement services for our customers. This has the potential to materially harm our operating results by delaying recognition of revenue. This can also harm our liquidity position if we are forced to pay vendors for products and services before we have the ability to invoice and receive payment from our customers, which could also prevent us from performing additional procurement services for our customers or cause other liquidity concerns for the Company.

Changes in labor market conditions are causing increases in our labor costs, and, if we are unable to adequately recover these costs from our customers, our business will be negatively impacted.

At times we experience higher levels of attrition, increasing compensation costs, and more intense competition for talent. We believe that our future success will be dependent upon retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. As a small company we are particularly susceptible to negative impacts if critical and experienced personnel leave. Hiring and retaining qualified executives and other employees is therefore critical to our business. During 2022 we had a number of changes to our executive leadership team, and we have experienced increased wage pressure and challenges in hiring people in the Austin, Texas market. We have had to pay higher wages to attract new employees and retain our existing employees. If our total compensation programs, employment benefits, and overall workplace culture are not viewed as competitive and inclusive, our ability to attract, retain and motivate employees could be compromised. To the extent we experience significant attrition or the loss of critical employees and are unable to timely replace employees, we could experience a loss of critical skills and reduced employee morale, potentially resulting in business disruptions or increased expenses to address any disruptions. We have recently increased the prices we charge for our integration services to recover these higher costs. To the extent that we are unable to promptly pass higher labor costs on to our customers, our business will be negatively impacted. Our inability to attract, retain and motivate employees or manage succession of key roles may inhibit or ability to maintain or expand our business operations.

We are partially through the implementation of a new enterprise resource IT system and have yet to fully deploy this new system across all of our business units. Any challenges, delays, difficulties or errors during the implementation of this new system may negatively impact our business operation and harm our operating results.

We rely on computerized inventory and management systems to coordinate and manage the activities in our integration business, as well as to communicate inventory and shipment information to our vendors and customers. Our ability to rapidly process incoming deliveries, track inventory through the integration process, and process shipments in a timely manner are essential to the operations of our integration business. As we introduce a new ERP system to perform these functions including our financial reporting and accounting functions, any challenges in the implementation of the system, changes to processes or errors in functionality where such systems fail to adequately perform as designed, could adversely affect our business and harm our operating results or affect our ability to timely and accurately complete our financial reporting. We began to use this new enterprise system as our system of record on October 1, 2022. We have not yet deployed the system across all of our business units.

We have a history of operating losses, and we may experience net losses in the future.

Although we recorded operating income in 2022, we had a net loss in 2022 and we recorded operating and net losses in both 2021 and 2020. We have a history of recurring net annual losses in prior years and at December 31, 2022 we had an accumulated deficit of approximately $66.4 million. Although we believe that changes we have made to the business in recent years, including the addition of procurement and reseller services and changes to our operating cost structure, have improved our operating results and allowed us to achieve multiple profitable quarters in each of the last several years, we do have a history of fluctuating operating results. Our efforts to align costs with sales and gross margin volume have reduced our level of overhead, but there can be no guarantee that we will be successful in sustaining or increasing profitability in 2023 or beyond. The negative impact of the COVID-19 pandemic including on global supply chains and government economic policy decisions has further exacerbated our operating results and there is no certainty regarding how long these factors will continue to negatively impact our operations and financial results. The uncertainty of a rapidly changing marketplace and the pandemic and subsequent economic slowdown has created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We derive a significant portion of our revenues from one customer.

We currently derive and believe that we will continue to derive in the near term a significant portion of our revenues from one OEM customer. We provide a range of different services and generate revenue from multiple business units and divisions of this OEM customer. To the extent that any significant business unit or division of this OEM customer uses less of our services or terminates its relationship with us, or this OEM reorganizes its business units and divisions in such a way that directly impacts the level of business with us, our revenues would decline significantly, which would have a material adverse effect on our financial condition and the results of our operations.  Revenues from this OEM customer comprised 96% and 95% of our total revenues for the years ended December 31, 2022 and 2021, respectively.

We are attempting to diversify our customer base but there is no guarantee that we will be successful in doing so.

After the sale of certain components of our business in 2018 and 2017, our customer concentration increased and revenue from our three largest customers comprised 99% of our total revenues for each of the years ended December 31, 2022 and 2021. We are continuing our efforts to add new revenue streams such as our procurement and reseller services that we began offering in 2019, as well as targeting other vendors in the data center infrastructure market including Value Added Resellers and systems integrators who have the need for IT integration services. We are also targeting other vendors in the modular data center market to leverage our expertise and capabilities in this marketplace. We are also trying to stay ahead of emerging trends in the IT marketspace such as liquid-cooled product offerings, immersion technology and edge-based solutions so that we can develop service offerings to leverage growth opportunities for these new markets. Our efforts to successfully add new relationships has been impacted by the COVID-19 pandemic and taken us longer than anticipated. While we believe our efforts will allow us to broaden our customer base and reduce our customer concentration, there can be no guarantee that we will be successful at these endeavors, or of the time that it will take for these efforts to be successful.

Our procurement and reseller services business is still evolving and the level of this business may fluctuate significantly on a quarterly basis, requiring additional working capital in order to grow.

We began providing procurement and reseller services to our customers in 2019. We do not yet have a history of stable and ongoing contracts with customers for our procurement and reseller services and as a result we have experienced material fluctuations in our quarterly revenues from these services, which has had a material impact on our quarterly and annual revenues and profits. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, depending on the size of potential procurement and reseller contracts, we may be required to procure material amounts of hardware, software and professional services from other third parties and there can be no guarantee that our existing sources of liquidity or available trade finance will be sufficient to enable us to finance these transactions.

As the age of modular data centers increases and customers look to shut or replace such units, our recurring maintenance revenues could be negatively impacted, and this could adversely affect our operating results.

Modular Data Centers (MDC’s) typically have an expected useful life between 6-10 years unless refreshed with new IT equipment. As they approach the end of their expected life, we would expect customers to either perform “refresh” maintenance to extend the operating life of the MDC’s, or to terminate the annual maintenance contracts for those MDC’s which would cause our level of maintenance revenues and our profitability to be negatively impacted unless the units are immediately replaced. Our history suggests that customers will replace MDC’s with new MDC modules that will also be subject to an annual maintenance contract. However, the time-period between these two events could result in an overall decrease in our level of maintenance revenues and our overall level of revenue in our facilities business.

We have substantial amounts of goodwill and other intangibles, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill and other intangibles resulting from prior acquisitions of businesses. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. We are amortizing certain other intangibles over their useful lives. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our consolidated balance sheet and book an impairment charge in our consolidated statement of operations. At December 31, 2022 and 2021, we conducted such analyses that resulted in no impairment. The net carrying value of goodwill totaled $0.8 million at December 31, 2022 and 2021, and the net carrying value of finite lived intangible assets totaled $0.01 million and $0.1 million at December 31, 2022 and 2021, respectively.

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

Approximately 90% of our revenue is derived from fixed price contracts. Under these contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to estimate accurately the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract, and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

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

We are reliant upon a number of third party and internally developed software programs to operate our business. We store and transmit our own as well as customer information and data, including individual data of and about their end-user customers. Maintaining the security and availability of our services, network and internal IT systems and the security of information we hold is a critical issue for us and our customers. Any software failure or corruption, including cyber-based attacks or network security breaches, could lead to the dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, customers and end-user customers, could threaten our ability to provide services to our customers, generate negative publicity about us, result in litigation and increased legal liability or costs or lead to government inquiry or oversight. The occurrence of any of these events could harm our business or damage our brand and reputation, lead to loss of customers, higher expenses and possibly impede our present and future success in retaining and attracting new customers.

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

Our officers, directors or their affiliates beneficially own approximately 6.3 million shares of common stock or approximately 28% of our outstanding common shares as of March 31, 2023. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

Not applicable.

Item 2.         Properties.

We lease a production facility, warehouse and office space in Round Rock, Texas and in 2021 renewed a 7 year lease for this space. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

Item 3.        Legal Proceedings

We are not a party to any material litigation in any court, and we are not aware of any contemplated proceeding by any governmental authority against us. From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business such as employment-related matters. We believe that any potential liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

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

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2022 and 2021 as reported by the OTC Markets Group:

	2022		2021
	Low	High	Low	High

First Quarter	$0.32	$0.52	$0.58	$0.91
Second Quarter	0.38	0.46	0.42	0.63
Third Quarter	0.41	0.71	0.38	0.63
Fourth Quarter	0.51	0.68	0.45	0.70

As of March 31, 2022, there were 86 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners of our common stock.

We did not pay dividends on our outstanding stock during the years ended December 31, 2022 and 2021. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	640,000	$0.18	3,251,708
Equity compensation plans not approved by security holders	1,700,000	0.60	None
Total	2,340,000	$0.49	3,251,708

The following table provides information with respect to shares of our common stock that were acquired by the Company during the fourth quarter of 2022:

Monthly Period During the Quarter Ended December 31, 2022	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publically Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2022 - Oct. 31, 2022	-	$-	-	-
Nov. 1, 2022 – Nov. 30, 2022	67,192	$0.66
Dec. 1, 2022 – Dec. 31, 2022	17,857	$0.56	-	-
Total	85,049	$0.64

(a)	All of these shares were acquired from associates to satisfy tax withholding or purchase price requirements upon the exercise of stock option grants.

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

Overview

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides a range of comprehensive services to enable the planning, design, deployment, maintenance, and refurbishment of end-user and enterprise systems, including the mission-critical facilities they are housed in. We provide a single source solution for enabling technologies in data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services include technology consulting, design and engineering, project management, systems integration, system installations, facilities management, and IT procurement services. Our headquarters and our integration facility are located in Round Rock, Texas

Our business is concentrated on the U.S. data center infrastructure and services market. This market continues to be highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. These underlying macroeconomic trends are driving demand for more information technology equipment and more efficient data center design and operation, resulting in continued overall growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under “Master Service Agreements”, and the loss of such customers would have a material negative effect on our results.

Almost all of the components used in our systems integration business are consigned to us by our original equipment manufacturer (OEM) or their end-user customers, thus our revenues reflect only the services we perform, and the consigned components are not reflected in our balance sheet. We also offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement and reseller activities allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher margins on integration projects by broadening our revenue and customer base.

In March 2020, the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have subsequently enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

The COVID-19 pandemic had an immediate and ongoing impact on our operations in both our facilities segment and our systems integration segment since it began. Travel restrictions and other customer actions that restricted physical access to customer sites negatively impacted our facilities segment because we were unable to access customer locations to provide our services. We also experienced supply-chain disruptions beginning in the second half of 2021 until early 2022 that delayed the delivery of equipment needed for both integration and for deployments, further delaying customer projects. Overall, these travel restrictions and supply chain challenges directly impacted our operating results through the first quarter of 2022 for our facilities segment and up to the third quarter of 2022 for our systems integration business. Additionally, as our customers deferred or cancelled the deployment of new modular data centers (MDCs) in 2021, they instead maintained and updated their existing MDCs. As supply chain issues continued to improve during 2022, we were able to source the needed equipment and complete MDC deployments, including for those projects deferred from 2021. Revenue from MDC deployments have increased during 2022 by $3.9 million or 262% compared to 2021, driving the overall increase in our facilities revenues in 2022.

Our systems integration business has also been negatively impacted due to logistical and supply-chain issues that have continued to affect component supply to us and negatively impact our revenue through the pandemic. Safety and other measures that we had to implement in our systems integration facility so that we could continue to operate safely despite the pandemic materially increased the cost of operating and providing our integration services, particularly at the onset of the pandemic. As time has passed and with knowledge gained, we have been able to significantly reduce those incremental operating costs. The supply-chain disruptions have prevented our customers from providing product to us for use in our integration business, preventing us from providing our services, and negatively impacting our revenue. The disruptions began to dissipate in the second half of 2022 but still persist. The improvement in supply chain has helped our integration revenues grow by 27% in 2022 compared to 2021.

At this point we do not know how long this pandemic and its associated impact on our business will continue, or if it will worsen or improve. To the extent these customer delays continue, the pandemic worsens, or we have continued supply chain challenges, our business will continue to be negatively impacted.

Our total revenue in 2022 was $30.6 million, a $3.2 million or 12% increase from our 2021 revenues of $27.4 million. Our facilities revenues increased by $3.1 million or 44% to $10.2 million, driven by an increase in deployments of MDCs as customer projects delayed by the COVID-19 pandemic during 2021 were now able to be completed. Our systems integration revenues grew by $1.5 million or 27% compared to 2021 as supply-chain issues attributable to the COVID-19 pandemic dissipated, and because of stronger demand from our OEM partner. Our procurement and reseller revenues decreased by $1.3 million or 11% compared to 2021 because we completed more agent-type transactions in 2022 than we did in 2021, resulting in lower recorded revenue but higher profits from this line of business.

Our gross profits increased by $2.6 million or 41% compared to 2021, mainly due to the higher volumes of activity across all our business units, and our gross profit margin as a percentage of sales increased to 29% in 2022 from 23% in 2021. The primary cause of the increase in gross profit margin percentage was the decrease in volume of our procurement and reseller business as a proportion of our total revenue where we generally earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. Absent this business, the margins on our core integration and maintenance operations decreased to 37% in 2022 from 44% in 2021 as we experienced higher operating costs in our integration business attributable to the deployment of new lines of services and increased wage costs and from inefficiencies in running this business because of fluctuating monthly production volumes and higher turnover of employees during 2022.

Our selling, general and administrative expenses of $7.7 million were 15% higher than the $6.7 million we recorded in selling, general and administrative expenses in 2021. The increase was primarily due to higher labor costs, including approximately $0.6 million attributable to a change in our chief executive officer in the fourth quarter of 2022, and the impact of wage inflation which was more pronounced during 2022 than the previous year.

Because of the higher overall gross profits, even with higher selling, general and administrative expenses, we were able to improve our operating profit by $1.7 million or 210% from 2021, recording operating income of $914,000 in 2022 compared to an operating loss of $831,000 that we recorded in 2021.

Our interest expense increased substantially compared to 2021. This was due to higher activity in our procurement and reseller business. During 2022 we transacted approximately $73 million of transactions in this business activity, although $60 million of this was for agent-type transactions. With our receivable-financing program that we have with a third-party banking partner, all of these procurement and reseller transactions are financed via this program, and we incur interest cost on the gross value of these transactions. As volume increases in these procurement and reselling activities, our interest cost will increase. This was exacerbated by the increase in interest rates during the second half of 2022. By way of comparison, we transacted approximately $28.3 million of such transactions in 2021.

We ended 2022 with $20.4 million of cash on hand, an increase of $12.4 million from the balance at the end of 2021. This increase was primarily due to the timing of cash flows connected with our procurement and reseller activities. These activities also resulted in a large increase in our accounts payable at the end of 2022 and drive large quarterly fluctuations in our accounts receivables, inventory and deferred revenues, depending on the timing of particular transactions. We were able to generate $14.7 million of cash flows from operations during 2022, and we were able to repay all the Company’s long-term notes payable during 2022 from our operating cash flows. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We typically recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2022 and 2021, our allowance for doubtful accounts was $7,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

	Year ended December 31,
	2022	2021
FACILITIES:
Maintenance revenues	$3,668	$3,540
Equipment sales	1,149	2,039
Deployment and other services	5,391	1,496
Total facilities revenues	10,208	7,075

SYSTEMS INTEGRATION:
Integration services	7,186	5,668
Procurement and reseller services	13,243	14,667
Total systems integration revenues	20,429	20,335
TOTAL REVENUES	$30,637	$27,410

Remaining Performance Obligations

Remaining performance obligations include deferred revenues and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2022, current deferred revenue of $2,080,000 consists of $1,787,000 representing our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $293,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year.

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

We use the Black-Scholes option valuation model to value employee stock option awards that are not performance- based awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For restricted stock awards, we use the quoted price of our common stock on the grant date as the fair value of the award. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method. For performance-based stock awards, if applicable, we may use third-party valuation specialists and a Monte-Carlo simulation model to ascertain the fair value of the award at grant date.

Results of Operations

Comparison of 2022 to 2021

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

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all of the customer’s equipment (generally excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically we performed design, construction and project-management services in a concentrated number of high-value contracts for the construction of new data centers, but we have transitioned our business away from this market. We have also focused on providing maintenance services for modular data center applications as this market matures. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize the assets in that business, and through adding additional services such as procurement and reseller services, to help drive volume through the facility. This includes adapting our integration services to stay abreast of emerging technologies such as immersion computing, liquid-cooled computing, and edge-based technology, so that we can help our customers succeed in these new markets.

Our total revenue in 2022 was $30.6 million, a $3.2 million or 12% increase from our 2021 revenues of $27.4 million. Our facilities revenues increased by $3.1 million or 44% to $10.2 million, driven by an increase in deployments of MDCs as customer projects delayed by the COVID-19 pandemic during 2021 were now able to be completed. Our systems integration revenues grew by $1.5 million or 27% compared to 2021 as supply-chain issues attributable to the COVID-19 pandemic dissipated, and because of stronger demand from our OEM partner. Our procurement and reseller revenues decreased by $1.3 million or 11% compared to 2021 because we completed more agent-type transactions in 2022 than we did in 2021, resulting in lower recorded revenue but higher profits from this line of business.

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

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 71% for the year ended December 31, 2022, compared to 77% for 2021. This decrease in margin percentage from 2021 reflects the lower proportion of our total revenues that come from our procurement and reseller activities. Our reseller and procurement revenues were 43% of total revenue in 2022 compared to 54% of total revenues in 2021. We earn much lower margins on product purchase/resell services, unless we are acting as an agent in the transaction, than we do with our traditional maintenance and integration services. As the percentage of revenues derived from procurement and reseller services decreases, we would anticipate that cost of revenue as a percentage of sale will decrease.

As our procurement and reseller service business is relatively new, the level of expected revenues from this business has and will continue to fluctuate significantly on a quarterly basis. As a result, our cost of revenue as a percentage of total revenue will also fluctuate significantly. Cost of revenue for procurement and reseller services is higher than cost of revenue for our integration and maintenance services. Thus, as procurement and reseller revenues as a percentage of total revenue increases, our cost of sales will increase and our gross profit margin will decrease.

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

Gross Profit

Our gross profits increased by $2.6 million or 41% compared to 2021, mainly due to the higher volume of activity across all our business units, and our gross profit margin as a percentage of sales increased to 29% in 2022 from 23% in 2021. The increase in gross profit was greater than the increase in total revenues due in part to the impact of growth in the number of agent-type transactions in our procurement and reseller business in 2022. Under these transactions we recognize as revenue the net margin we receive after paying the other party for goods or services that they deliver to the customer. Profits from our procurement and reseller services increased by $1.7 million in 2022 compared to 2021. Absent this business, the margins on our core integration and maintenance operations decreased from 44% in 2021 to 37% in 2022 despite higher revenues. This was primarily due to an increase in costs, particularly labor costs, in our integration business that reflected higher wage inflation, higher levels of employee turnover that impacted efficiency, and development and other costs incurred in developing and introducing new types of integration service during 2022.

Our ability to maintain and to further improve gross profits will depend, in part, upon our ability to continue increasing sales of our higher-margin services including maintenance and integration services, improve our service margins by passing our higher operating costs on to our customers through increasing pricing, improving the operating efficiency of the integration business including utilization of our direct labor, and increasing the total revenues to a level that will allow us to increase the utilization of our integration and service operations. Our gross profit margin is likely to fluctuate based on the proportion of our total revenues that comes from our reseller activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2022, our selling, general and administrative expenses of $7.7 million increased by $1 million, or 15% compared to 2021. The increase was primarily due to higher labor costs, including approximately $0.6 million attributable to a change in our chief executive officer in the fourth quarter of 2022, and the impact of wage inflation on our workforce which was more pronounced during 2022 than in previous years.

Operating income (loss)

Because of the higher absolute gross profits, even with the higher level of selling, general and administrative expenses, we were able to improve our operating profit by $1.7 million or 210% from 2021, and recorded operating income of $914,000 in 2022 compared to an operating loss of $831,000 that we recorded in 2021.

Interest expense

For the year ended December 31, 2022 we recorded interest expense, net of interest income, of $931,000. This compares to interest expense, net of interest income, of $401,000 for the year ended December 31, 2021. The increase in interest expense was due to the higher number of agent-type transactions that were factored in our procurement and reseller business compared to 2021. Interest expense in our procurement and reseller activities increased by $480,000 in 2022 due to the higher number of transactions and the impact of higher interest rates during 2022.

Income tax expense

Due to a history of consolidated net operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2022, our accumulated net operating loss carry forward was $41 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Net income (loss)

After interest, other income and income taxes, we recorded a net loss of $73,000, or $(0.00) per share for the year ended December 31, 2022. This compares to a net loss of $1.3 million, or $(0.07) per share we recorded for the year ended December 31, 2021.

Comparison of 2021 to 2020

Revenue

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

Net income (loss)

After interest, other income and income taxes, we recorded a net loss of $(1.3 million), or $(0.07) per share for the year ended December 31, 2021. This compares to net income of $0.1 million, or $0.001 per share we recorded for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2022 are our cash and cash equivalents on hand, funds available under our bank credit facility and projected cash flows from operating activities.

As of December 31, 2022, the Company had an accumulated deficit of $66,385,000. In addition, the Company has a history of annual operating and net losses which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors may be indicative of doubt about the Company’s ability to continue as a going concern.  Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, trade credit extended to us by our vendors, and borrowings under our bank credit facility. If our future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we still have a significant backlog of projects which have been impacted due to COVID-19 and the related supply chain constraints. We have invested in supporting new IT technologies and received new orders that should drive an increase in our integration business going forward and have also seen new MDC customers emerge during 2022 These factors among others allow us to believe that we will be profitable in 2023. We anticipate generating further cash flows from operations and, having repaid all of the Company’s long-term debt during 2022 from existing sources, we now have no long-term debt outstanding apart from lease obligations.  As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern

If we continue to meet the cash flow projections in our current business plan, we expect that we will have adequate capital resources necessary to continue operating our business for at least the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2023 and beyond or significantly affect our level of liquidity, which may limit our opportunities to grow our business.

As of December 31, 2022 and 2021, we had cash and cash equivalents of $20.4 million and $8.0 million, respectively.

Significant uses of cash

Operating activities:

Cash provided by operating activities was $14.7 million for the year ended December 31, 2022, compared to cash used in operating activities of $10.5 million for the year ended December 31, 2021. The primary reason for the increase in cash is due to the timing and financial impact of our procurement and reseller services on our financial statements. At the end of 2022 we were able to be paid for multiple large procurement projects but had yet to pay vendors for these same projects. This resulted in an increase of approximately $14 million in our outstanding accounts payable at the end of 2022. During the first quarter of 2023 we paid those vendors and both our cash and accounts payable decreased by over $12 million. We had a similar situation at the end of 2020 and during the first quarter of 2021, where we paid over $10 million to vendors from transactions that we had collected funds from during 2020 causing us to use cash in operations during 2021. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. We have been able to leverage the increase in trade payables tied to procurement and reseller services to finance the growth in inventory and receivables and believe that we will have adequate trade credit to continue to grow this service line in 2023.

We expect that our balance sheet will continue to be materially impacted by the timing of cash flows tied to particular reseller and procurement projects. This will cause cash, receivables, inventory, payables and deferred revenue balances to fluctuate, sometimes materially, on a quarterly basis.

Investing activities:

Cash used in investing activities was $0.5 million in 2022, primarily for the expansion and upgrading of our integration business and improvements to our facility. This compares to cash used in investing activities was $0.1 million in 2021 for the purchases of computer equipment as we added new infrastructure and equipment to support our business.

Finance activities:

Cash used in financing activities was $1.8 million in 2022 compared to cash used in financing activities of $0.5 million during 2021. During the third quarter of 2022 we repaid outstanding interest and principal on our notes payable of $2,045,000, and we received $367,000 in proceeds from the exercise of warrants that had been issued in connection with our notes payable. We also received $41,000 in proceeds during 2022 from the exercise of employee stock options and used $134,000 during 2022 for the purchase of stock related to tax obligations around option exercises and the vesting of restricted shares. In 2021 we used $352,000 to retire a portion of our long-term notes payable after the lenders offered us an incentive to repay this debt prior to maturity. We also received $45,000 in proceeds in 2021 from the exercise of employee stock options, and we used $197,000 in 2021 for the purchase of stock related to tax obligations from option exercises and the vesting of restricted shares by our employees.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2023 and beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, and, if needed, borrowings under our bank credit facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce new lines of business or if we seek to acquire additional businesses as a way to increase the scale of our operations.

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

In March 2020, FASB issued Accounting Standards Update ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020 and was adopted by us in the fourth quarter of 2022 and did not have any material impact on our consolidated results of operations, cash flows, financial position or disclosure.

Recently Issued Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets. Among the provisions of ASU 2016-13 is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need only consider past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with the consolidated financial statements we issue for the annual and interim periods during the year ending December 31, 2023. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our consolidated financial statements and disclosures and do not expect it to have a material impact on our consolidated results of operation, cash flows, financial position or disclosure.

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

Board of Directors and Stockholders

TSS, Inc.

Round Rock, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TSS, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matters

As discussed in Note 1 to the consolidated financial statements the Company had one customer which accounted for 96% and 95%, respectively, of total revenue for the years ended December 31, 2022 and 2021. Our opinion is not modified with respect to these matters.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

Critical Audit Matter Description

The Company prepared its consolidated financial statements on a going concern basis. In accordance with FASB ASC 205-40, Going Concern, when preparing consolidated financial statements for each annual and interim period, management is required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern. As described in Note 1 to the consolidated financial statements, management has performed their analysis in connection with the preparation of these consolidated financial statements and has identified circumstances and events which may give rise to substantial doubt regarding the Company’s ability to continue as a going concern for a reasonable period of time.

We evaluated management’s significant judgements for indicators of events or circumstances which may impact the Company’s ability to continue as a going concern for a reasonable period of time, and management’s plans in regards to those events and circumstances.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s ability to continue as a going concern included obtaining an understanding of the design and implementation of management’s controls and testing the reasonableness of the forecasted revenue, operating expenses, and sources and uses of cash flows in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year beyond the date of the financial statements being audited. This testing included inquiries of management, comparison of prior period forecasts to operating results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditors since 2015.

PCAOB ID 410

Austin, Texas

March 31, 2023

TSS, Inc.

Consolidated Balance Sheets

(in ’000 except per-share amounts)

	December 31,
	2022	2021
Current Assets:
Cash and cash equivalents	$20,397	$7,992
Contract and other receivables, net	2,745	1,846
Costs and estimated earnings in excess of billings on uncompleted contracts	231	573
Inventories, net	862	847
Prepaid expenses and other current assets	175	550
Total current assets	24,410	11,808
Property and equipment, net	587	281
Lease right-of-use asset	4,717	5,566
Goodwill	780	780
Other intangible assets, net	35	126
Other assets	877	720
Total assets	$31,406	$19,281

Current Liabilities:
Accounts payable and accrued expenses	$21,616	$7,016
Deferred revenues	2,080	2,435
Current portion of lease liabilities	467	644
Current portion of long-term borrowings	-	2,023
Total current liabilities	24,163	12,118
Non-current portion of lease liabilities	4,309	4,938
Non-current portion of deferred revenues	-	22
Total liabilities	28,472	17,078

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, 49,000 shares authorized; 23,197 and 20,286 issued; 21,540 and 18,862 outstanding at December 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	71,522	70,584
Treasury stock 1,657 and 1,424 shares at cost at December 31, 2022 and, 2021, respectively	(2,205)	(2,071)
Accumulated deficit	(66,385)	(66,312)
Total stockholders' equity	2,934	2,203
Total liabilities and stockholders’ equity	$31,406	$19,281

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2022	2021

Revenue	$30,637	$27,410
Cost of revenue	21,657	21,049
Gross profit	8,980	6,361
Selling, general and administrative expenses	7,683	6,656
Depreciation and amortization	383	536
Income (loss) from operations	914	(831)
Interest expense, net	(964)	(430)
Other income	33	29
Income (loss) before income tax provision	(17)	(1,232)
Income tax provision	56	65
Net income (loss)	$(73)	$(1,297)

Basic & diluted net income per share	$(0.00)	$(0.07)

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in ‘000)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2021	19,055	$2	$70,070	(1,097)	$(1,874)	$(65,015)	$3,183
Restricted stock vested	781	-	-	-	-	-	-
Treasury stock repurchased	-	-	-	(327)	(197)	-	(197)
Issuance of shares on option exercise	450	-	45	-	-	-	45
Stock-based compensation	-	-	469	-	--	-	469
Net loss for the year	-	-	-	-	-	(1,297)	(1,297)
Balance December 31, 2021	20,286	$2	$70,584	(1,424)	$(2,071)	$(66,312)	$2,203
Restricted stock vested	618	-	-	-	-	-	-
Treasure stock repurchased	-	-	-	(233)	(134)	-	(134)
Issuance of shares on option exercise	410	-	41	-	-	-	41
Exercise of warrants	1,883	-	367	-	-	-	367
Stock-based compensation	-	-	530	-	-	-	530
Net loss for the year	-	-	-	-	-	(73)	(73)
Balance December 31, 2022	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in ’000)

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(73)	$(1,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	383	536
Stock-based compensation	530	469
Amortization of discount on note payable	22	61
Non-cash interest	-	80
Changes in operating assets and liabilities:
Contracts and other receivables	(899)	(931)
Costs and estimated earnings in excess of billings on uncompleted contracts	342	233
Inventories, net	(15)	(650)
Prepaid expenses and other current assets	156	(927)
Right-of-use assets	849	690
Accounts payable and accrued expenses	14,600	(6,358)
Deferred revenues	(377)	(1,604)
Operating lease liabilities	(806)	(754)
Net cash provided by (used in) operating activities	14,712	(10,452)
Cash Flows from Investing Activities:
Capital expenditures	(536)	(64)
Net cash provided by (used in) investing activities	(536)	(64)
Cash Flows from Financing Activities:
Repurchase of treasury stock	(134)	(197)
Repayment of long-term borrowings	(2,045)	(352)
Proceeds from exercise of warrants	367	-
Proceeds from issuance of stock	41	45
Net cash used in financing activities	(1,771)	(504)
Net increase (decrease) in cash	12,405	(11,020)
Cash, beginning of period	7,992	19,012
Cash, end of period	$20,397	$7,992
Supplemental disclosure of cash flow information:
Cash paid for interest	$944	$154
Cash paid for taxes	43	62

Non-cash financing activities:
Operating lease additions	-	5,364

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

Liquidity

As of December 31, 2022, the Company had an accumulated deficit of $66,385,000. Although we reported operating income in 2022, we have a history of annual operating and net losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs, trade credit extended to us by our vendors or under our revolving credit facilities with our bank. If future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to continue to operate profitably or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply chain constraints. During 2022 we were able to achieve operating income as we saw improvements in delivery of products and components that allowed us to fulfil a large portion of our existing backlog. We were able to repay all of our long-term debt during 2022 using cash from operations, and we saw strong growth across all of our operating units for the year, and we believe that this will continue and that we will be profitable in 2023 As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts of the other financial instruments approximate their fair value at December 31, 2022 and 2021, due to the short-term nature of these items. See Note 9 – Fair Value Measurements.

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

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We typically recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2022, and 2021, our allowance for doubtful accounts was $7,000 and $7,000, respectively.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Years ended December 31,
	2022	2021
FACILITIES:
Maintenance revenues	$3,668	$3,540
Equipment sales	1,149	2,039
Deployment and other services	5,391	1,496
Total facilities revenues	10,208	7,075

SYSTEMS INTEGRATION:
Integration services	7,186	5,668
Procurement services	13,243	14,667
Total systems integration revenues	20,429	20,335
TOTAL REVENUES	$30,637	$27,410

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2022, current deferred revenue of approximately $1,787,000 represents our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $293,000 relates to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. Contract liabilities, consisting of deferred revenues were $2,457,000 at December 31, 2021 and $4,061,000 at December 31, 2020.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers and directors.

During each of the years ended December 31, 2022 and 2021, we incurred approximately $0.5 million in non-cash compensation expense which was included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

The following customers accounted for a significant percentage of our revenues for the periods shown:

	2022	2021
U.S.-based IT OEM	96%	95%

No other customers represented more than 10% of our revenues for any periods presented. Our U.S. based IT OEM customer represented 93% and 51% of our trade accounts receivable at December 31, 2022 and 2021, respectively. A US-based data center equipment customer represented 29% of our trade accounts receivable at December 31, 2021. No other customer represented more than 10% of our accounts receivable at December 31, 2022 or 2021.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $20.1 million and $7.7 million in excess of FDIC insured limits at December 31, 2022 and 2021, respectively.

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

The following table summarizes the changes in our allowance for doubtful accounts (in ’000):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$7	$7
Additions charged to expense	-	-
Recovery of amounts previously reserved	-	-
Amounts written off	-	-
Balance at end of year	$7	$7

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

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets at December 31, 2022 and 2021 and concluded there was no impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2022 or 2021 for our goodwill and other long-lived intangible assets. At December 31, 2022 and 2021, the carrying value of goodwill was $0.8 million.

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

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as sales of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $87.8 million and $37.3 million for the years ended December 31, 2022 and 2021, respectively. We paid financing fees under this arrangement of approximately $810,000 and $177,000 for the years ended December 31, 2022 and 2021, respectively, which was recorded as interest expense in our consolidated statement of operations.

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

In March 2020, FASB issued Accounting Standards Update ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020 and was adopted by us in the fourth quarter of 2022 and did not have any material impact on our consolidated results of operations, cash flows, financial position or disclosure.

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

Note 2 -         Supplemental Balance-sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	December 31, 2022	December 31, 2021
Contract and other receivables	$2,752	$1,853
Allowance for doubtful accounts	(7)	(7)
	$2,745	$1,846

Contract assets, consisting of accounts receivable, were $ 915,000 at December 31, 2020.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	December 31, 2022	December 31, 2021
Materials and component parts	$406	$150
Reseller inventories	460	701
Reserve	(4)	(4)
Inventories, net	$862	$847

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	December 31, 2022		December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(870)	$906	$(780)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	December 31, 2022	December 31, 2021
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At December 31, 2022, the date of our last annual test, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $91,000 for the years ended December 31, 2022 and 2021. Annual amortization expense for the customer relationships is expected to be approximately $36,000 in 2023.

Property and equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated
	Useful			December 31,
	Lives			2022	2021
	(years)

Trade equipment		5		$322	$144
Leasehold improvements	2	–	5	964	725
Furniture and fixtures		7		36	16
Computer equipment and software		3		2,233	2,135
				3,555	3,020
Less accumulated depreciation				(2,968)	(2,739)
Property and equipment, net				$587	$281

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $0.2 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	December 31,
	2022	2021
Accounts payable	$19,959	$5,472
Legal settlement	-	500
Accrued expenses	494	703
Compensation, benefits and related taxes	1,102	270
Other accrued expenses	61	71
Total accounts payable and accrued expenses	$21,616	$7,016

Note 3 -Long-term Borrowings

Long-term borrowings consisted of the following (in ’000’s):

	December 31,
	2022	2021
Notes Payable due July, 2022	$-	$1,595
Accrued in-kind interest – long term	-	450
Less unamortized discount and debt issuance costs	-	(22)
	-	2,023
Current portion of long-term borrowing	-	2,023
Non-current portion of long-term borrowing	$-	$-

In February 2015 we entered into a multiple advance term loan agreement and related agreements with MHW SPV II, LLC (‘‘MHW’’), an entity affiliated with the Chairman of our Board of Directors, for a loan in the maximum amount of $2 million. We borrowed $945,000 under the terms of this loan agreement on February 3, 2015 and executed a promissory note to evidence this loan and the terms of repayment which required interest only payments until maturity.

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

In conjunction with entering into the loan agreement with MHW, the Company and MHW also entered into a warrant agreement granting MHW the right to purchase up to 1,115,827 shares of the Company’s common stock. As part of the July 2017 modification, we also modified the warrant to change the exercise price of the shares and to extend the term of the warrant to July 19, 2022. The warrant is now exercisable for a period of five years from July 19, 2017 at an exercise price of $0.10 for the first 390,539 shares, $0.20 for the next 390,539 shares and $0.30 for the final 334,749 shares. The exercise price and number of shares of common stock issuable on exercise of the warrant was subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The fair value of the modified warrant was determined to be approximately $167,000 and the incremental value of the warrant compared to the original warrant was approximately $6,000. This amount was added to the remaining unamortized value of the original warrant such that approximately $93,000 was amortized to interest expense using the straight-line method (which approximated the effective interest rate method) over the term of the loan. Amortization expense of approximately $9,000 and $19,000 was recorded during the years ended December 31, 2022 and 2021, respectively, for this warrant.

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

In conjunction with entering into the loan with MHW Partners, we entered into a warrant granting MHW Partners the right to purchase up to 767,500 shares of our common stock. The warrant was exercisable for a period of 5 years from July 19, 2017, at an exercise price of $0.10 for the first 268,625 shares, $0.20 for the next 268,625 shares and $0.30 for the final 230,250 shares. The exercise price and number of shares of common stock issuable upon exercise of this warrant were subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transactions. The fair value of the warrant granted was approximately $115,000. Using the relative-fair value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the loan of approximately $98,000 and a corresponding increase to additional paid-in capital. This discount was amortized using the straight-line method (which approximated the effective interest rate method) over the term of the loan. Approximately $10,000 and $20,000 was amortized during the years ended December 31, 2022 and 2021, respectively.

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC was entitled to a performance-related fee tied to any appreciation in the valuation of the common stock in excess of the applicable strike price under the warrants.

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

The New Loans had a maturity date of July 19, 2022. The New Loans did not bear interest and we were permitted to make optional prepayments at any time without premium or penalty, provided that if we prepay the outstanding principal amount of a New Loan prior to the second anniversary of the date of the applicable note, then the total amount of such prepayment will not exceed 95% of the total principal amount of the applicable note and any remaining principal amount under the note shall be fully and finally cancelled, extinguished, forgiven and terminated without further action of any party.

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

The fair value of the two warrants granted in connection with the New Loans was approximately $367,000. Using the relative fair-value allocation method, the debt proceeds were allocated between the debt value and the fair value of the warrants, resulting in a recognition of a discount on the new loans of approximately $191,000, with a corresponding increase to additional paid-in capital. This discount was amortized to interest expense over the term of the loan using the straight-line method (which approximates the effective interest rate method). Approximately $40,000 was amortized during the year ended December 31, 2021.

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

Note 4 -         Revolving Line of Credit

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

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 7.50% at December 31, 2022) and such interest rate shall not be less than 3.50% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we paid a loan origination fee of 0.5%, payable in advance upon entering into the credit facility. The credit facility matures on May 5, 2023.

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

The maximum amount we would have been eligible to borrow at December 31, 2022 was approximately $131,000. There were no amounts outstanding under this credit facility at December 31, 2022.

Note 5 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 3 to 75 months. As of December 31, 2022, we have not entered into any lease arrangement classified as a finance lease.

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

	Years ended December 31,
	2022	2021

Lease expense
Operating lease cost	$844	$830
Variable lease cost	-	-
Sublease income	-	(45)
Total operating lease cost	$844	$785

Operating Lease – operating cash flows	$(806)	$(754)
New right-of-use assets – operating leases	-	5,364

The following presents information regarding the Company's operating leases as of December 31:

	2022	2021
Weighted average remaining lease term – operating leases (months)	75	81
Weighted average discount rate – operating leases	6%	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows (in ‘000’s):

Fiscal Year
2023	$700
2024	881
2025	907
2026	934
Thereafter	2,202
Total minimum future lease payments	5,624
Less imputed interest	(848)
Total	$4,776

Reported as of December 31, 2022:
Current portion of lease liability	$467
Non-current portion of lease liability	4,309
$4,776

Note 6 – Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from continuing operations consists of the following (in $’000):

	Year Ended December 31,
	2022	2021
Current:
Federal	$-	$-
State	56	65
Deferred:
Federal	-	-
State	-	-
Total provision for income taxes before valuation allowance	$56	$65
Change in valuation allowance	-	-
Total provision for income taxes	$56	$65

The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$201	$31
Net operating loss carryover	9,105	9,317
Goodwill and other intangibles	59	74
Deferred compensation	51	57
Depreciation	110	112
Deferred revenue	6	22
Lease liability	1,081	1,222
Interest expense	196	88
Other carryovers and credits	2	2
Total deferred tax assets	10,811	10,925

Deferred tax liabilities:
Prepaid expenses	$(14)	$(9)
Right-of-use asset	(1,068)	(1,219)
Total deferred tax liabilities	(1,082)	(1,228)
Valuation Allowance	(9,729)	(9,697)
Net deferred tax asset (liability)	$-	$-

At December 31, 2022 and 2021, we had net operating losses (“NOL”) of approximately $41 million and $42.1 million, respectively, to offset future taxable income. A portion of the Company’s NOL will begin to expire in 2028.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2022, and 2021. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. During 2022, the valuation allowance increased by approximately $32 thousand due to continuing operations. In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

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

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for the years ended December 31, 2022 and 2021 primarily as a result of the following:

	Year Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax, net of income tax benefit	(21.4)%	(2.6)%
Change in state rates	27.9%	-
Effect of permanent differences	6.5%	0.8%
Stock compensation	(34.98)%	(3.8)%
Change in valuation allowance	(27.2)%	(19.9)%
Total	(28.2)%	(4.5)%

Note 7– Commitments and Contingencies

For the years ended December 31, 2022 and 2021, rent expense included in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for operating leases was approximately $0.2 million for both years. Rent expense included in cost of revenue for operating leases was $0.7 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2022, these open purchase order commitments amount to approximately $29 million. The majority of services to be delivered and inventory or equipment to be received is expected to be satisfied during the first six months of 2023 at which time these commitments will be fulfilled.

In January 2022 we reached a settlement agreement with a third party relating to litigation that commenced in 2016 emanating from our construction business which we discontinued at the end of 2016. The lawsuit related to the quality of equipment purchased from third parties on behalf of our customers and installed in a data center expansion project. In 2016, the Company accrued $50,000 which represented our deductible under our insurance policy as the potential exposure over the deductible was unknown. Under the settlement agreement, we agreed to pay the third party $500,000 in full settlement of all claims. $450,000 of this amount was covered under the Company’s insurance policies. The settlement was a recognized subsequent event to fiscal 2021 in accordance with FASB ASC 855, Subsequent Events. Accordingly, as of December 31, 2021, we recorded an additional settlement liability of $450,000 reported in accounts payable and accrued expenses, and a corresponding insurance recovery receivable in Prepaid expenses and other current assets. The loss accrual and insurance recovery are offset within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021, resulting in a net $0 impact. The settlement amount was paid by our insurance company in February 2022.

We are not a party to any material litigation in any court, and we are not aware of any contemplated proceeding by any governmental authority against us. From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business such as employment-related matters. We believe that any potential liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Note 8 – Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2022, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 9 – Share Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015 our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares. At our 2021 Annual Meeting of Stockholders our stockholders approved an increase further 3.0 million shares of our common stock reserved for our 2015 plan. At December 31, 2022, 3,251,708 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the year ended December 31, 2022.

Stock-based Compensation Expense

For the years ended December 31, 2022 and 2021, we recognized stock-based compensation of approximately $530,000 and $469,000, respectively, which was included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

As of December 31, 2022, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $0.9 million with a weighted average remaining vest life of 1.74 years.

Stock Options

Although we have historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2022 and 2021. Option grants can have various vesting features but typically involve time-based vesting.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for stock-option grants for the years ended December 31, 2022 and 2021:

Black-Scholes-Merton

	2022	2021

Volatility	68.7%	134%
Expected life of options (in years)	5	5
Risk-free interest rate	4.27%	0.80%
Dividend yield	0%	0%

During the year ended December 31, 2022 we granted stock options to purchase 1,450,000 shares of common stock at a weighted-average exercise price of $0.62 per share, which reflected the 30-day weighted fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace on the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the year ended December 31, 2022, as determined under the Black-Scholes-Merton valuation model was $0.41.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2022 and 2021:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2021	1,900,000	$0.21	-	$-
Options granted	150,000	$0.46
Options exercised	(450,000)	$0.10
Options cancelled and expired	(150,000)	$(0.51)
Shares under option, December 31, 2021	1,450,000	$0.24	5.33
Options granted	1,450,000	$0.62
Options exercised	(410,000)	$0.10
Options cancelled and expired	(150,000)	$(0.40)
Shares under option, December 31, 2022	2,340,000	$0.49	6.44	$248

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2022 and 2021:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2021	83,334	$0.47
Options granted	150,000	$0.46
Vested during period	(83,834)	$(0.47)
Options cancelled	-	$-
Non-vested shares under option, December 31, 2021	150,000	$0.46
Options granted	1,450,000	$0.41
Vested during period	(50,000)	$(0.59)
Options cancelled	-	$-
Non-vested shares under option, December 31, 2022	1,550,000	$0.42

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2022:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	790,000	8.08	$0.25	$248
Stock options expected to vest	1,550,000	9.77	$0.62	$-
Options exercisable and expected to vest	2,340,000

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

The fair value of restricted stock awarded for the years ended December 31, 2022 and 2021 was $239,000 and $9,000, respectively, and was calculated using the value of TSS’ common stock on the grant date. The value of awards are amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2022 and 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2021	1,720,333	$0.89
Granted restricted stock	10,000	$0.85
Cancelled restricted stock	(49,000)	$(0.65)
Vested restricted stock	(781,333)	$(0.91)
Unvested December 31, 2021	900,000	$0.88
Granted restricted stock	505,000	$0.48
Cancelled restricted stock	(186,000)	$(0.65)
Vested restricted stock	(618,333)	$(0.89)
Unvested December 31, 2022	600,667	$0.62

Note 10 – Common Stock Repurchases

During the years ended December 31, 2022 and 2021, we repurchased 232,526 and 327,563 treasury shares, respectively, with an aggregate value of approximately $134,000 and $197,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance, net of exercise price to the employee.

Note 11 – Related Party Transactions

We had the following related party balances that are included in long-term borrowings (in ’000’s):

Name of related party		December 31, 2022	December 31, 2021
MHW	Promissory notes payable	$-	$945
	Discount on notes payable	-	(11)
		-	934

	Accrued interest outstanding	-	268

MHW Partners	Promissory notes payable	$-	$650
	Discount on notes payable	-	(11)
		-	639

	Accrued interest outstanding	-	182

Related party transactions: (in ’000’s)	Years Ended December 31,
	2022	2021
Interest expense:
MHW	$71	$143
MHW Partners	57	98

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for income from continuing operations. In the table below, income (loss) represents the numerator and shares represent the denominator (in thousands except per share amounts):

	Years Ended
	December 31,
	2022	2021

Basic net income (loss) per share:
Numerator:
Net income (loss)	$(73)	$(1,297)
Denominator:
Weighted-average shares of common stock outstanding	20,061	18,363

Basic net income (loss) per share	$(0.00)	$(0.07)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(73)	$(1,297)
	$(73)	$(1,297)
Denominator:
Weighted-average shares of common stock outstanding	20,061	18,363
Dilutive options and warrants outstanding	-	-
Number of shares used in diluted per-share computation	20,061	18,363

Diluted net income (loss) per share	$(0. 00)	$(0.07)

For the years ended December 31, 2022 and 2021, 2,969,000 and 4,410,000 potentially dilutive shares, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 13 - Segment Reporting

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

Revenue and operating result by reportable segment reconciled to reportable net loss for the years ended December 31, 2022 and 2021 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2022	2021

Revenues:
Facilities	$10,209	$7,075
Systems integration services	20,428	20,335
Total revenues	$30,637	$27,410
Operating income (loss):
Facilities	$1,595	$499
Systems integration services	(681)	(1,330)
Operating income (loss)	$914	$(831)

Depreciation expense:
Facilities design and maintenance	$119	$208
Systems integration services	109	237
Consolidated depreciation expense	$228	$445

Interest expense
Facilities design and maintenance	$370	$251
Systems integration services	594	179
Consolidated interest expense	$964	$430

Total Assets
Facilities	$675	$851
Systems integration services	3,790	3178
Other consolidated activities	26,941	15,252
Total assets	$31,406	$19,281

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

Management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Management has determined that the Company’s internal controls over financial reporting were effective as of December 31, 2021.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended except for the introduction of a new enterprise resource planning IT system as the Company’s system of record with effect from October 1, 2022.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2022 and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2023 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2022 and 2021 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

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

10.26

Business Loan Agreement, dated as of May 13, 2022, between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022, and incorporated herein by reference).

10.27

Executive Employment Agreement dated November 14, 2022, between TSS, Inc. and Darryll Dewan (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.28

Award Agreement dated November 14, 2022, between TSS, Inc. and Darryll Dewan (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.29

Transition Services and Separation Agreement, dated November 14, 2022, between TSS, Inc. and Anthony Angelini (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

21.1*	Listing of subsidiaries

23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2022 and 2021.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date: March 31, 2023	By:	/s/ Darryll Dewan
Darryll Dewan
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2023	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 31, 2023.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Darryll Dewan	Chief Executive Officer and Director
Darryll Dewan	(Principal Executive Officer)

/s/ John K. Penver	Chief Financial Officer
John K. Penver	(Principal Financial Officer and Accounting Officer)

/s/ Richard M. Metzler	Director
Richard M. Metzler