Form 10-Q
period 2023-03-31
TSS, Inc.
filed 2023-05-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 15, 2023              21,543,936

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2023

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

Forward looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31, 2023	December 31, 2022
	(unaudited)

Current Assets:
Cash and cash equivalents	$6,666	$20,397
Contract and other receivables, net	2,828	2,745
Costs and estimated earnings in excess of billings on uncompleted contracts	397	231
Inventories, net	7,305	862
Prepaid expenses and other current assets	244	175
Total current assets	17,440	24,410
Property and equipment, net	709	587
Lease right-of-use assets	4,548	4,717
Goodwill	780	780
Intangible assets, net	13	35
Other assets	883	877
Total assets	$24,373	$31,406

Current Liabilities:
Accounts payable and accrued expenses	$15,242	$21,616
Deferred revenues	2,059	2,080
Current portion of lease liabilities	638	467
Total current liabilities	17,939	24,163
Non-current portion of lease liabilities	4,147	4,309
Total liabilities	22,086	28,472

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2023 and December 31, 2022; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2023 and December 31, 2022; 23,200 and 23,197 issued; 21,542 and 21,540 outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	71,662	71,522
Treasury stock 1,658 and 1,657 shares at cost at March 31, 2023 and December 31, 2022	(2,206)	(2,205)
Accumulated deficit	(67,171)	(66,385)
Total stockholders’ equity	2,287	2,934
Total liabilities and stockholders’ equity	$24,373	$31,406

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2023	2022
Results of Operations:
Revenue	$6,574	$5,192
Cost of revenue	4,888	3,526
Gross profit	1,686	1,666
Selling, general and administrative expenses	2,262	1,729
Depreciation and amortization	89	110
Total operating costs	2,351	1,839
Loss from operations	(665)	(173)
Other income (expense):
Interest expense, net	(112)	(124)
Loss from operations before income taxes	(777)	(297)
Income tax expense	9	11

Net loss	$(786)	$(308)

Basic & diluted net loss per common share	$(0.04)	$(0.02)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2022	20,286	$2	$70,584	(1,424)	$(2,071)	$(66,312)	$2,203
Restricted stock vested	18	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(6)	(3)	-	(3)
Stock-based compensation	-	-	106	-	-	-	106
Net loss	-	-	-	-	-	(308)	(308)
Balance at March 31 ,2022	20,304	$2	$70,690	(1,430)	$(2,074)	$(66,620)	$1,998

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2023	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934
Restricted stock vested	3	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(1)	(1)	-	(1)
Stock-based compensation	-	-	140	-	-	-	140
Net loss	-	-	-	-	-	(786)	(786)
Balance at March 31, 2023	23,200	$2	$71,662	(1,658)	$(2,206)	$(67,171)	$2,287

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(786)	$(308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89	110
Amortization of debt discount	-	10
Stock-based compensation	140	106
Changes in operating assets and liabilities:
Contract and other receivables	(83)	1,124
Costs and estimated earnings in excess of billings on uncompleted contracts	(166)	(1,316)
Inventories, net	(6,443)	569
Prepaid expenses and other assets	(79)	239
Right-of-use assets	169	176
Accounts payable and accrued expenses	(6,374)	3,983
Deferred revenues	(21)	379
Operating lease liabilities	9	(192)
Net cash provided by (used in) operating activities	(13,545)	4,880

Cash Flows from Investing Activities:
Capital expenditures	(185)	(8)
Net cash used in investing activities	(185)	(8)

Cash Flows from Financing Activities:
Repayment of long-term debt	-	(20)
Repurchase of stock	(1)	(3)
Net cash used in financing activities	(1)	(23)
Net increase (decrease) in cash and cash equivalents	(13,731)	4,849
Cash and cash equivalents at beginning of period	20,397	7,992
Cash and cash equivalents at end of period	$6,666	$12,841
Supplemental disclosure of cash flow information:
Cash paid for interest	$140	$150
Cash paid for taxes	$14	$18

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

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2022, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity and cash flows. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity

As of March 31, 2023, the Company had an accumulated deficit of $67.2 million. We have recorded operating and net income in two of our four most recent quarters, but we have a history of annual operating losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. We also had negative working capital of $499,000 and negative cash flows from operating activities at and for the three-months ended March 31, 2023. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving credit facilities with our bank. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply chain constraints. Our quarterly results have been impacted by transactions being delayed by our customers, which has negatively impacted our most recent financial results. These transactions should occur during the second quarter of 2023, and based on anticipated outlook, we believe that we will be profitable in the next quarter and for the year ended December 31, 2023. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of March 31, 2023, and December 31, 2022, our allowance for doubtful accounts was $7,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended March 31,
	2023	2022
FACILITIES:
Maintenance revenues	$939	$803
Equipment sales	62	54
Deployment and other services	1,235	1,222
Total Facilities revenues	2,236	2,079

SYSTEMS INTEGRATION:
Integration services	2,612	1,373
Reseller services	1,726	1,740
Total Systems Integration revenues	4,338	3,113
TOTAL REVENUES	$6,574	$5,192

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

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of March 31, 2023, deferred revenue of $2,059,000 includes $1,409,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $650,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. Contract liabilities consisting of deferred revenue were $2,080,000 at December 31, 2022 and $2,457,000 at December 31, 2021.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended March 31,
	2023	2022

US-based IT OEM	90%	94%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 79% and 93% of our trade accounts receivable at March 31, 2023 and December 31, 2022, respectively. A US-based, Government IT solutions provider represented 11% of our trade accounts receivable at March 31, 2023. No other customer represented more than 10% of our accounts receivable at March 31, 2023, or at December 31, 2022.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based IT OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $10.9 million and $15.3 million for the three-month periods ended March 31, 2023 and 2022, respectively. We paid financing fees under this arrangement of approximately $143,000 and $91,000 for the three-month periods ended March 31, 2023 and 2022, respectively, which was recorded as interest expense in our consolidated statements of operations.

Recent Accounting Guidance

Recently Issued Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets. Among the provisions of ASU 2016-13 is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need only consider past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with the consolidated financial statements we issue for the year ending December 31, 2023, and the quarterly periods during that year. We adopted this guidance effective January 1, 2023 and it did not have a material impact on our financial results of operations.

In May 2019, FASB issued Accounting Standards Update 2019-15, Financial Instruments – Credit Losses (Topic 326), (ASU 2019-15”). ASU 2019-15 provides guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit loss standard to measure financial assets at amortized cost (except held-to-maturity securities) using the fair value option. The effective date and transition methodology are the same as in ASU 2016-13. We adopted this guidance effective January 1, 2023 and it did not have a material impact on our financial results of operations.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	March 31, 2023 (unaudited)	December 31, 2022
Contract and other receivables	$2,835	$2,752
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$2,828	$2,745

Contract assets consisting of accounts receivable and costs in excess of billings were $1,846 as of December 31, 2021.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	March 31, 2023 (unaudited)	December 31, 2022
Materials and component parts	$415	$406
Reseller inventories	6,911	460
Reserve	(21)	(4)
Inventories, net	$7,305	$862

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	March 31, 2023 (unaudited)		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(893)	$906	$(870)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	March 31, 2023 (unaudited)	December 31, 2022
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At March 31, 2023 and December 31, 2022, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $23,000 for each of the three-month periods ended March 31, 2023 and 2022, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2022 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three-month periods ended March 31, 2023 or 2022 that indicated the carrying value of our goodwill and other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			March 31, 2023 (unaudited)	December 31, 2022
Trade equipment		5		$380	$322
Leasehold improvements	2	-	5	1,049	964
Motor vehicles		3		9	-
Furniture and fixtures		7		43	36
Computer equipment and software		3		2,259	2,233
				3,740	3,555
Less accumulated depreciation				(3,031)	(2,968)
Property and equipment, net				$709	$587

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $66,000 and $87,000 for the three-month periods ended March 31, 2023 and 2022, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	March 31, 2023 (unaudited)	December 31, 2022
Accounts payable	$12,057	$19,959
Accrued expenses	2,233	494
Compensation, benefits and related taxes	876	1,102
Other accrued expenses	76	61
Total accounts payable and accrued expenses	$15,242	$21,616

Note 3 – Revolving Line of Credit

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

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 8.00% at March 31, 2023) and such interest rate shall not be less than 3.50% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we paid a loan origination fee of 0.5%, payable in advance upon entering into the credit facility. The credit facility matures on May 5, 2023.

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

The maximum amount we would have been eligible to borrow at March 31, 2023 was approximately $439,000. There were no amounts outstanding under this credit facility at March 31 2023.

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 1 month to 7 years. As of March 31, 2023, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended
	March 31,
	(unaudited)
	2023	2022
Lease expense
Operating lease cost	$215	$197

Operating lease – operating cash flows	(169)	(193)
New right-of-use assets – operating leases	-	-

The following presents information regarding the Company's operating leases as of March 31:

	2023	2022
Weighted average remaining lease term – operating leases (months)	72	84
Weighted average discount rate – operating leases	6%	6%

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows (in ‘000’s):

Fiscal Year
2023	$647
2024	881
2025	907
2026	934
2027	962
Thereafter	1,241
Total minimum future lease payments	5,572
Less imputed interest	(787)
Total	$4,785

Reported as of March 31, 2023:
Current portion of lease liability	$638
Non-current portion of lease liability	4,147
$4,785

Note 5 - Net Loss Per-Share

Basic and diluted net loss per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted income (loss) per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss). In the table below, net income (loss) represents the numerator and shares represents the denominator (in thousands except per share amounts; unaudited).

	Three Months Ended March 31,
	2023	2022

Basic & diluted net loss per share:
Numerator:
Net loss	$(786)	$(308)
Denominator:
Weighted-average shares of common stock outstanding	21,542	18,869
Basic & diluted net loss per share	$(0.04)	$(0.02)

3,215,000 and 4,208,000 restricted shares were excluded from the calculation of dilutive shares for the three-month periods ended March 31, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

Note 6 - Segment Reporting

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three-month periods ended March 31, 2023 and 2022 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended March 31,
	2023	2022
Revenues:
Facilities	$2,236	$2,079
Systems integration services	4,338	3,113
Total revenues	$6,574	$5,192

Depreciation and amortization expense:
Facilities	$20	$56
Systems integration services	69	54
Consolidated depreciation expense	$89	$110

Income (loss) from operations:
Facilities	$(128)	$119
Systems integration services	(537)	(292)
Total loss from operations	$(665)	$(173)

Interest expense, net:
Facilities	$16	$44
Systems integration services	96	80
Consolidated interest expense	$112	$124

	March 31, 2023	December 31, 2022
Total Assets:
Facilities	$735	$675
Systems integration services	11,209	3,790
Other consolidated activities	12,429	26,941
Total	$24,373	$31,406

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Note 7 – Subsequent Events

On May 11, 2023 we renewed our revolving line of credit (the “credit facility”) with Susser Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”) dated effective May 5, 2023. The obligations under the credit facility are secured by substantially all of our accounts receivable. Our wholly owned subsidiaries, Vortech LLC, and VTC, L.L.C. jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 8.25% per annum at the time we entered into the credit facility) and such interest rate shall not be less than 3.50% per annum). In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a loan origination fee of 0.5% payable in advance upon entering into the credit facility. The credit facility matures on May 5, 2024.

The credit facility requires that we maintain a minimum liquidity of $1,500,000 at all times.

The Loan Agreement and ancillary documents include customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. The Loan Agreement and ancillary documents include customary negative covenants, including incurrence of other indebtedness, mergers, consolidations and transfer of assets and liens on our assets. The Loan Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of ownership defaults.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2022 Annual Report on Form 10-K for a discussion of items that may affect our future results.

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

The majority of the components used in our systems integration business are consigned to us by our original equipment manufacturer (OEM) or their end-user customers, thus our revenue reflects only the services we perform, and the consigned components are not reflected in our balance sheet. We also offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement and reseller services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

The COVID-19 pandemic had both an immediate and an ongoing impact on our operations in both our facilities segment and our systems integration segment since it began in 2020. Travel restrictions and other customer-actions that restricted physical access to customer sites negatively impacted our facilities segment because we were unable to access customer locations to provide our services. We also experienced supply-chain disruptions beginning in the second half of 2021 until early 2022 that delayed the delivery of equipment needed for both integration and for deployments, further delaying customer projects. Overall, these travel restrictions and supply chain challenges directly impacted our operating results though the first quarter of 2022 for our facilities segment, and up to and including our most recent quarter for our systems integration business.

Our facilities business rebounded in the latter part of 2022 as supply conditions improved and the number of MDC deployments that we performed increased as we satisfied the backlog that had accumulated during the pandemic. This led to a $3.9 million increase in revenues from MDC deployments in 2022. This whiplash impact has altered the underlying demand and delivery of MDC deployments and we expect that the number of deployments will fluctuate on a quarterly basis for the foreseeable future, causing our quarterly revenues and profits to fluctuate.

Our systems integration business has also been negatively impacted due to logistical and supply-chain issues that have continued to affect component supply to us and negatively impact our revenue through the pandemic. Safety and other measures that we had to implement in our systems integration facility so that we could continue to operate safely despite the pandemic materially increased the cost of operating and providing our integration services, particularly at the onset of the pandemic. As time has passed and with knowledge gained, we have been able to significantly reduce these incremental operating costs. The supply-chain disruptions have prevented our customers from providing components to us for use in our integration business, preventing us from providing our services, and negatively impacting our revenue. We continued to experience delays in obtaining needed components during the most recent quarter, causing us to defer integration projects and revenues as a result. Despite these ongoing challenges, overall, there has been an improvement in supply chain issues since the second half of 2022 that has helped our integration services revenues grow by 90% during the first quarter of 2023 compared to the first quarter of 2022.

At this point we do not know how long this pandemic and its associated impact on our business will continue, or if it will worsen or improve. To the extent we have further supply chain challenges, our business will continue to be negatively impacted.

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

Revenues of $6.6 million for the three-month period ended March 31, 2023 represented an increase of $1.4 million or 27% compared to the first quarter of 2022. The increase was across both operating segments, and revenues from our facilities segment increased by $0.2 million or 8% compared to the first quarter of 2022 driven by higher maintenance revenues from a larger installed base of MDC’s under contract. This is a follow-on impact from the record level of new MDC deployments that we made in 2022. Our systems integrations segment saw revenues of $4.3 million, an increase of $1.2 million, or 39% compared to the first quarter of 2022 as increased demand from our OEM partner and an improvement in supply chain constraints enabled our partners and customers to procure parts needed to complete integration projects, and allowed us to increase revenues. Revenues in our procurement and reselling activities were similar when compared to the first quarter of 2022.

Although we have seen an improvement in recent quarters in the supply chain constraints that we have been experiencing that prevent our partners and customers from delivering all of the products needed for us to complete and perform integration services, there are still ongoing supply issues that persist. These supply chain disruptions cause delays in the timing of systems integration revenue for us as we await delivery of required components, and our vendors and partners expect these supply-chain issues to continue for at least the next several quarters.

Our reseller and procurement revenues involve us procuring third-party hardware, software and services on our customers’ behalf that are then typically used in our integrated services as we integrate those components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. Although we had an increase in volume during the first quarter of 2023 compared to 2022, our total revenues from reseller and procurement services was approximately $1.7 million in both periods due to a higher number of agent-type transactions in the first quarter of 2023.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 74% for the three-month period ended March 31, 2023 compared to 68% for the first quarter of 2022. This increase from the first quarter of 2022 reflects higher costs, including labor costs, in our integration business compared to the prior year. Absent the reseller business, the profit margin from our core integration and maintenance services was 30% in the first quarter of 2023 compared to 40% in the first quarter of 2022.

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

Gross Profit

Our gross profit margin for the three-month period ended March 31, 2023 was 26% compared to a gross profit margin of 32% in the first quarter of 2022. This decrease in margin as a percentage of revenues compared to the first quarter of 2022 was primarily attributable to an increase in costs, particularly labor costs, in our integration business. The growth in our total revenues compared to 2022 allowed us to increase our overall gross profit by 1%, to $1.7 million in the first quarter of 2023 compared to $1.7 million gross profit in the first quarter of 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2023, our selling, general and administrative expenses increased by $533,000 or 31% compared to the first quarter of 2022 primarily due to higher compensation costs and from higher professional fees.

Income (Loss) from Operations

For the three-month period ended March 31, 2023, we recorded an operating loss of $665,000. This compares to an operating loss of $173,000 that we had in the first quarter of 2022.

Interest expense

For the three-month period ended March 31, 2023, we recorded interest expense, net of interest income of $112,000. This compares to $124,000 in the three-month period ended March 31, 2022. The decrease in interest expense was due to having no interest-bearing notes payable in 2023, offset by a higher number of agent-type transactions that were factored in our procurement and reseller business compared to 2022

Net Income (Loss)

After net interest expense and income taxes we recorded a net loss of $786,000 or $0.04 per share for the three-month period ended March 31, 2023. This compares to a net loss of $308,000 or $0.02 per share for the three-month period ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2023 are our cash and cash equivalents on hand, funds available to us under our revolving line of credit, vendor trade-credit and projected cash flows from operating activities.

As of March 31, 2023, the Company had an accumulated deficit of $67.2 million. We have recorded operating and net income in two of our four most recent quarters but have a history of annual operating losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. We also had negative working capital of $499,000 and negative cash flows from operating activities at and for the three-month period ended March 31, 2023. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, funds available under our bank revolving credit facility and trade credit extended to us by our vendors. If our future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that would take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller and procurement services. There can be no assurance as to the Company’s ability to scale its business operations or terms upon which additional financing may be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a significant backlog of projects which have been delayed due to COVID-19 and the related supply-chain constraints. Our quarterly results have been impacted by transactions being delayed by our customers, which has negatively impacted our most recent quarterly results. These transactions should occur during the second quarter of 2023, and based on anticipated outlook, we believe that we will be profitable in the next quarter and for the year ended December 31, 2023. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern.

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

At March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $6.7 million and $20.4 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash used in operating activities was $13.5 million for the three-month period ended March 31, 2023, compared to cash provided by operating activities of $4.9 million for the three-month period ended March 31, 2023. This change was primarily attributable to the timing and financial impacts of our procurement and reseller services. At the end of calendar year 2022 we were able to be paid by our customers for a number of large procurement projects, but we had yet to pay our vendors for these same projects. This resulted in an increase of approximately $14 million in our outstanding accounts payable at the end of 2022, which reversed when we paid those vendors during the first quarter. This decrease in accounts payable was partially offset by a $7 million increase related to the procurement of inventory for a reseller transaction which was completed in early April 2023. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2023 and beyond. Otherwise, the change in cash provided by operating activities was primarily due to loss from operations.

Investing Activities:

Cash used in investing activities was $185,000 in the three-month period ended March 31, 2023 which was primarily spent on leasehold improvements for our integration facility, compared to cash used in the same period of 2022 of $8,000 for purchases of property and equipment.

Financing Activities:

Cash used in financing activities was $1,000 in the three-month period ended March 31, 2023 compared to cash used in financing activities of $23,000 in the three-month period ended March 31, 2023. The cash used was for the purchase of stock related to tax obligations around vesting of restricted stock by our employees. In 2022 we used $3,000 for tax obligations around restricted stock vesting and we paid $20,000 on our outstanding notes payable, that were ultimately repaid in full in 2022.

Future Uses of Cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectations of cash usage during 2023 or beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no off -balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2022 on our consolidated financial statements and disclosures. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective such that information relating to the Company required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended March 31, 2023:

Monthly Period During the Quarter Ended March 23, 2023	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Jan. 1, 2023 – Jan. 31, 2023	-	$-	-	-
Feb. 1, 2023 – Feb. 28, 2023	-	$-
Mar. 1, 2023 – Mar. 31, 2023	988	$0.49	-	-
Total	988	$0.49

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

10*	Business Loan Agreement (Asset Based) dated as of May 11, 2023 between TSS, Inc. and Susser Bank.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: May 15, 2023	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)