Form 10-Q
period 2023-06-30
TSS, Inc.
filed 2023-08-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 14, 2023:              21,606,626

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	June 30, 2023	December 31, 2022
	(unaudited)

Current Assets:
Cash and cash equivalents	$24,172	$20,397
Contract and other receivables, net	10,608	2,745
Costs and estimated earnings in excess of billings on uncompleted contracts	128	231
Inventories, net	1,263	862
Prepaid expenses and other current assets	412	175
Total current assets	36,583	24,410
Property and equipment, net	676	587
Lease right-of-use assets	4,398	4,717
Goodwill	780	780
Intangible assets, net	-	35
Other assets	861	877
Total assets	$43,298	$31,406

Current Liabilities:
Accounts payable and accrued expenses	$34,306	$21,616
Deferred revenues	1,599	2,080
Current portion of lease liabilities	658	467
Total current liabilities	36,563	24,163
Non-current portion of lease liabilities	3,983	4,309
Total liabilities	40,546	28,472

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2023 and December 31, 2022; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2023 and December 31, 2022; 23,288 and 23,197 issued; 21,604 and 21,540 outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	71,822	71,522
Treasury stock 1,684 and 1,657 shares at cost at June 30, 2023 and December 31, 2022	(2,216)	(2,205)
Accumulated deficit	(66,856)	(66,385)
Total stockholders’ equity	2,752	2,934
Total liabilities and stockholders’ equity	$43,298	$31,406

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Results of Operations:
Revenue	$14,537	$6,421	$21,111	$11,613
Cost of revenue	11,315	3,809	16,203	7,335
Gross profit	3,222	2,612	4,908	4,278
Selling, general and administrative expenses	2,159	1,603	4,421	3,332
Depreciation and amortization	88	70	177	180
Total operating costs	2,247	1,673	4,598	3,512
Income from operations	975	939	310	766
Other income (expense):
Interest expense, net	(648)	(158)	(760)	(282)
Income (loss) from operations before income taxes	327	781	(450)	484
Income tax expense	12	10	21	21

Net income (loss)	$315	$771	$(471)	$463

Basic income (loss) per common share	$0.01	$0.04	$(0.02)	$0.02
Diluted income (loss) per common share	$0.01	$0.04	$(0.02)	$0.02

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2022	20,286	$2	$70,584	(1,424)	$(2,071)	$(66,312)	$2,203
Restricted stock vested	18	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(6)	(3)	-	(3)
Stock-based compensation	-	-	106	-	-	-	106
Net loss	-	-	-	-	-	(308)	(308)
Balance at March 31, 2022	20,304	2	70,690	(1,430)	(2,074)	(66,620)	1,998
Restricted stock vested	6	-	-	-	-	-	-
Stock options exercised	310	-	31	-	-	-	31
Treasury shares repurchased	-	-	-	(1)	-	-	(1)
Stock-based compensation	-	-	107	-	-	-	107
Net income	-	-	-	-	-	771	771
Balance at June 30 ,2022	20,620	$2	$70,828	(1,431)	$(2,074)	$(65,849)	$2,907

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2023	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934
Restricted stock vested	3	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(1)	(1)	-	(1)
Stock-based compensation	-	-	140	-	-	-	140
Net loss	-	-	-	-	-	(786)	(786)
Balance at March 31, 2023	23,200	2	71,662	(1,658)	(2,206)	(67,171)	2,287
Restricted stock vested	88	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(26)	(10)	-	(10)
Stock-based compensation	-	-	160	-	-	-	160
Net Income	-	-	-	-	-	315	315
Balance at June 30, 2023	23,288	$2	$71,822	(1,684)	$(2,216)	$(66,856)	$2,752

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(471)	$463
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	177	179
Amortization of debt discount	-	22
Stock-based compensation	299	213
Changes in operating assets and liabilities:
Contract and other receivables	(7,863)	230
Costs and estimated earnings in excess of billings on uncompleted contracts	103	(2,224)
Inventories, net	(401)	616
Prepaid expenses and other assets	(247)	32
Right-of-use assets	319	346
Accounts payable and accrued expenses	12,690	(1,266)
Deferred revenues	(481)	2,200
Operating lease liabilities	(135)	(342)
Net cash provided by operating activities	3,990	469

Cash Flows from Investing Activities:
Capital expenditures	(205)	(122)
Net cash used in investing activities	(205)	(122)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	-	31
Repayment of long-term debt	-	(1)
Repurchase of stock	(10)	(3)
Net cash provided by (used in) financing activities	(10)	27
Net increase in cash and cash equivalents	3,775	374
Cash and cash equivalents at beginning of period	20,397	7,992
Cash and cash equivalents at end of period	$24,172	$8,366
Supplemental disclosure of cash flow information:
Cash paid for interest	$672	$277
Cash paid for taxes	$46	$33

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

Liquidity

As of June 30, 2023, the Company had an accumulated deficit of $66.9 million. We have recorded operating and net income in two of our four most recent quarters, but we have a history of annual operating losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving credit facilities with our bank. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and seen an improvement in related supply chain constraints. Our recent quarterly results have also been impacted by transactions being delayed by our customers but we believe that we will be profitable in the next quarter and for the year ended December 31, 2023. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of June 30, 2023, and December 31, 2022, our allowance for doubtful accounts was $7,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2023	2022	2023	2022
FACILITIES:
Maintenance revenues	$1,014	$859	$1,953	$1,662
Equipment sales	320	316	382	370
Deployment and other services	230	2,423	1,465	3,645
Total Facilities revenues	$1,564	$3,598	$3,800	$5,677

SYSTEMS INTEGRATION:
Integration services	$2,380	$2,057	$4,992	$3,430
Reseller services	10,593	766	12,319	2,506
Total Systems Integration revenues	$12,973	$2,823	$17,311	$5,936
TOTAL REVENUES	$14,537	$6,421	$21,111	$11,613

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

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of June 30, 2023, deferred revenue of $1,599,000 includes $1,314,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $285,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. Contract liabilities consisting of deferred revenue were $2,080,000 at December 31, 2022 and $2,457,000 at December 31, 2021.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

US-based IT OEM	96%	94%	94%	94%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 97% and 93% of our trade accounts receivable at June 30, 2023 and December 31, 2022, respectively. No other customer represented more than 10% of our accounts receivable at June 30, 2023, or at December 31, 2022.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based IT OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $37.7 million and $10.3 million for the three-month periods ended June 30, 2023 and 2022, respectively. We paid financing fees under this arrangement of approximately $541,000 and $65,000 for the three-month periods ended June 30, 2023 and 2022, respectively, which was recorded as interest expense in our consolidated statements of operations. The aggregate gross amount factored under this arrangement was approximately $48.5 million and $25.6 million for the six-month periods ended June 30, 2023 and 2022, respectively. We paid financing fees under this arrangement of approximately $672,000 and $156,000 for the six-month periods ended June 30, 2023 and 2022, respectively, which was recorded as interest expense in our consolidated statements of operations

Recent Accounting Guidance

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2023 (unaudited)	December 31, 2022
Contract and other receivables	$10,615	$2,752
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$10,608	$2,745

Contract assets consisting of accounts receivable and costs in excess of billings were $1,846 as of December 31, 2021.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Materials and component parts	$212	$406
Reseller inventories	1,072	460
Reserve	(21)	(4)
Inventories, net	$1,263	$862

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	June 30, 2023 (unaudited)		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(870)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	June 30, 2023 (unaudited)	December 31, 2022
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At June 30, 2023 and December 31, 2022, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $13,000 and $23,000 for the three-month periods ended June 30, 2023 and 2022, respectively. We recognized amortization expense related to intangibles of approximately $35,000 and $45,000 for the six-month periods ended June 30, 2023 and 2022, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2022 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three and six-month periods ended June 30, 2023 or 2022 that indicated the carrying value of our goodwill and other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			June 30, 2023 (unaudited)	December 31, 2022
Trade equipment		5		$356	$322
Leasehold improvements	2	-	5	1,050	964
Motor vehicles		3		28	-
Furniture and fixtures		7		60	36
Computer equipment and software		3		2,266	2,233
				3,760	3,555
Less accumulated depreciation				(3,084)	(2,968)
Property and equipment, net				$676	$587

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $75,000 and $47,000 for the three-month periods ended June 30, 2023 and 2022, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $142,000 and $135,000 for the six-month periods ended June 30, 2023 and 2022, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	June 30, 2023 (unaudited)	December 31, 2022
Accounts payable	$32,957	$19,959
Accrued expenses	464	494
Compensation, benefits and related taxes	699	1,102
Other accrued expenses	186	61
Total accounts payable and accrued expenses	$34,306	$21,616

Note 3 – Revolving Line of Credit

In May 2023, we renewed our revolving line of credit (the “credit facility”) with Susser Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”) dated effective May 5, 2023. The obligations under the credit facility are secured by substantially all of our accounts receivable. Our wholly owned subsidiaries, Vortech LLC, and VTC, L.L.C. jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 8.25% per annum at June 30, 2023) and such interest rate shall not be less than 3.50% per annum). In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we paid a loan origination fee of 0.5% payable in advance upon entering into the credit facility. The credit facility matures on May 5, 2024.

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

The maximum amount we would have been eligible to borrow at June 30, 2023 was approximately $285,000. There were no amounts outstanding under this credit facility at June 30, 2023.

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 21 to 69 months. As of June 30, 2023, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2023	2022	2023	2022
Lease expense
Operating lease cost	$219	$217	$434	$414

Operating Lease – operating cash flows	(150)	(150)	(319)	(342)
New right-of-use assets – operating leases	-	-	-	-

The following presents information regarding the Company's operating leases as of June 30:

	2023	2022
Weighted average remaining lease term – operating leases (months)	69	81
Weighted average discount rate – operating leases	6%	6%

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows (in ‘000’s):

Fiscal Year
2023	$435
2024	890
2025	909
2026	934
2027	962
Thereafter	1,241
Total minimum future lease payments	5,371
Less imputed interest	(730)
Total	$4,641

Reported as of June 30, 2023:
Current portion of lease liability	$658
Non-current portion of lease liability	3,983
$4,641

Note 5 - Net Income (Loss) Per-Share

Basic and diluted net income (loss) per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted income (loss) per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss). In the table below, net income (loss) represents the numerator and shares represents the denominator (in thousands except per share amounts; unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Basic net income (loss) per share:
Numerator:
Net income (loss)	$315	$771	$(471)	$463
Denominator:
Weighted-average shares of common stock outstanding	21,575	19,088	21,558	18,978
Basic net income (loss) per share	$0.01	$0.04	$(0.02)	$0.02

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$315	$771	$(471)	$463
Denominator:
Weighted-average shares of common stock outstanding	21,575	19,088	21,558	18,978
Dilutive options and warrants outstanding	2,216	1,851	-	1,811
Number of shares used in diluted per share computation	23,791	20,939	21,558	20,789
Diluted net income (loss) per share	$0.01	$0.04	$(0.02)	$0.02

2,340,000 and 400,000 restricted shares were excluded from the calculation of dilutive shares for the three-month periods ended June 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive. For the six-month periods ended June 30, 2023 and 2022 respectively, 3,647,000 and 400,000 potentially dilutive shares were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and six-month periods ended June 30, 2023 and 2022 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Facilities	$1,564	$3,599	$3,800	$5,678
Systems integration services	12,973	2,822	17,311	5,935
Total revenues	$14,537	$6,421	$21,111	$11,613

Depreciation and amortization expense:
Facilities	$49	$53	$69	$109
Systems integration services	39	17	108	71
Consolidated depreciation and amortization expense	$88	$70	$177	$180

Income from operations:
Facilities	$644	$1,122	$515	$1,240
Systems integration services	331	(183)	(205)	(474)
Total income from operations	$975	$939	$310	$766

Interest expense, net:
Facilities	$176	$101	$192	$181
Systems integration services	472	57	568	101
Consolidated interest expense	$648	$158	$760	$282

	June 30, 2023	December 31, 2022
Total Assets:
Facilities	$826	$675
Systems integration services	12,553	3,790
Other consolidated activities	29,919	26,941
Total	$43,298	$31,406

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

Our facilities business rebounded in the latter part of 2022 as COVID related supply chain conditions improved and the number of MDC deployments that we performed increased as we satisfied the backlog that had accumulated during the COVID pandemic. This led to a $3.9 million increase in revenues from MDC deployments in 2022, and we have since seen a decrease in revenues from MDC deployments in 2023. This whiplash impact has altered the underlying demand and delivery of MDC deployments, and we expect that the number of MDC deployments will fluctuate on a quarterly basis for the foreseeable future, causing our quarterly revenues and profits to fluctuate.

Our systems integration business has also been negatively impacted since the COVID pandemic due to logistical and supply-chain issues that have continued to affect component supply to us and negatively impact our revenue. The supply-chain disruptions prevented our customers from providing components to us for use in our integration business, thereby preventing us from providing our services, and negatively impacting our revenue. Despite these ongoing challenges, overall, there has been an improvement in supply chain issues since the second half of 2022 that has helped our integration services revenues grow by 46% during the first half of 2023 compared to the first half of 2022.

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

Revenues of $14.5 million for the three-month period ended June 30, 2023 represented an increase of $8.1 million or 126% compared to the second quarter of 2022. The increase was primarily driven by an increase in our procurement and reseller services where our revenues increased by $9.8 million compared to the second quarter of 2022, driving a total increase of $10.1 million in our systems integration segment. Demand for our integration services were 16% higher than in the second quarter of 2022. Revenues in our facilities segment decreased by $2 million compared to the second quarter of 2022 due to a $2.1 million decrease in revenues from deployment of modular data centers (MDC). In 2022 we were fulfilling the backlog of MDC deployments we had accumulated during the COVID pandemic, and due to a combination of lower demand and component shortages, the volume of MDC activity has decreased since late 2022.

On a year-to-date basis, for the six-month period ended June 30, 2023, our total revenue of $21.1 million has increased by $9.5 million or 82% compared to the first six months of 2022 when we recorded revenue of $11.6 million. This was driven by an $11.3 million increase in revenues from our systems integration segment attributable to a 46% increase in integration services and $9.8 million increase in revenues from procurement and reseller activities. This was offset by a $1.8 million decrease in our facilities revenues as the number of MDC deployments decreased compared to 2022.

Although we have seen an improvement in recent quarters in the supply chain constraints that we have been experiencing that prevent our partners and customers from delivering all of the products needed for us to complete and perform integration services, there are still ongoing supply issues that persist. These supply chain disruptions cause delays in the timing of systems integration and MDC deployment revenue for us as we await delivery of required components, and our vendors and partners expect these supply-chain issues to continue for at least the next several quarters.

Our reseller and procurement revenues involve us procuring third-party hardware, software and services on our customers’ behalf that are then typically used in our integrated services as we integrate those components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. We had an increase in volume of reseller and procurement business during the second quarter of 2023 compared to 2022, and our total revenues from reseller and procurement services was approximately $10.6 million in 2023 compared to $0.8 million in the second quarter of 2022.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 78% for the three-month period ended June 30, 2023 compared to 59% for the second quarter of 2022. This increase from the second quarter of 2022 reflects higher costs, including labor costs, in our integration business compared to the prior year and the impact of higher reseller and procurement activities. Absent the reseller business, the profit margin from our core integration and maintenance services was 40% in the second quarter of 2023 compared to 44% in the second quarter of 2022.

For the six-month period ended June 30, 2023, our cost of revenue as a percentage of revenue was 77%. This compares to 63% in the comparable period of 2022. This increase is primarily due to the higher proportion of our total revenue that is from procurement and reseller services.

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

Gross Profit

Our gross profit margin for the three-month period ended June 30, 2023 was 22% compared to a gross profit margin of 41% in the second quarter of 2022. This decrease in margin as a percentage of revenues compared to the second quarter of 2022 was primarily attributable to an increase in costs, particularly labor costs, in our integration business and from the higher percentage of our total revenue that came from procurement and reseller services. As the percentage of total revenue from procurement and reseller services increases, our gross margin will decrease as the cost of sales is higher for this revenue than our traditional integration and facilities revenues. The growth in our total revenues compared to 2022 allowed us to increase our overall gross profit by 23%, to $3.2 million in the second quarter of 2023 compared to $2.6 million gross profit in the second quarter of 2022. The 82% increase in our total revenues for the first six-months of 2023 compared to the first six months of 2022 has allowed us to increase our gross profits by $630,000 in the first half of 2023 compared to 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended June 30, 2023, our selling, general and administrative expenses increased by $556,000 or 35% compared to the second quarter of 2022 primarily due to higher compensation costs and from higher professional fees. For the six-month period ended June 30, 2023, our selling, general and administrative expenses increased by $1.1 million or 33% compared to the first six months of 2022, primarily due to higher compensation costs.

Income (Loss) from Operations

For the three-month period ended June 30, 2023, we recorded operating income of $975,000. This compares to operating income of $939,000 that we had in the second quarter of 2022. For the six-month period ended June 30, 2023, we recorded operating income of $310,000, compared to operating income of $766,000 that we recorded in the first six months of 2022.

Interest expense, net

For the three-month period ended June 30, 2023, we recorded interest expense of $672,000. This compares to $162,000 in the three-month period ended June 30, 2022. The increase in interest expense was due to a higher number of agent-type transactions that were factored in our procurement and reseller business compared to 2022. For the six-month period ended June 30, 2023, we recorded interest expense of $812,000, compared to $291,000 in the same period of 2022. This increase was due to a $0.6 million increase in interest costs associated with procurement and reseller activities offset by 2023 not having any interest expense for related party debt which was extinguished in July 2022. Interest expense in each period was partially offset by an immaterial amount of interest income.

Net Income (Loss)

After net interest expense and income taxes we recorded net income of $315,000 or $0.01 per share for the three-month period ended June 30, 2023. This compares to net income of $771,000 or $0.04 per share for the three-month period ended June 30, 2022. For the six-month period ended June 30, 2023, we recorded a net loss of $471,000 or $(0.02) per share. This compares to net income of $463,000 or $0.02 per share that we recorded in the first six-months of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2023 are our cash and cash equivalents on hand, funds available to us under our revolving line of credit, vendor trade-credit and projected cash flows from operating activities.

As of June 30, 2023, the Company had an accumulated deficit of $66.9 million. We have recorded operating and net income in two of our four most recent quarters but have a history of annual operating and net losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, funds available under our bank revolving credit facility and trade credit extended to us by our vendors. If our future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller and procurement services. There can be no assurance as to the Company’s ability to scale its business operations or terms upon which additional financing may be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and seen an improvement in supply-chain constraints. Our quarterly results have been impacted during 2023 by transactions being delayed by our customers, but based on anticipated outlook, we believe that we will be profitable in the next quarter and for the year ended December 31, 2023. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $24.2 million and $20.4 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash provided by operating activities was $4 million for the six-month period ended June 30, 2023, compared to cash provided by operating activities of $0.5 million for the six-month period ended June 30, 2022. This change was primarily attributable to the timing and financial impacts of our procurement and reseller services. The volume of procurement and reseller activities was higher at the end of our second quarter in 2023 compared to both the second quarter of 2022 and the end of fiscal 2022. At the end of this most recent quarter, we were able to be paid by our customers for a number of large procurement projects, but we had yet to pay our vendors for these same projects. This resulted in an increase of approximately $13 million in our outstanding accounts payable at June 2023 and our accounts receivable increased by approximately $8 million due to these transctions. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2023 and beyond. Otherwise, the change in cash provided by operating activities was primarily due to loss from operations.

Investing Activities:

Cash used in investing activities was $205,000 in the six-month period ended June 30, 2023 which was primarily spent on leasehold improvements for our integration facility, compared to cash used in the same period of 2022 of $122,000 for purchases of property and equipment.

Financing Activities:

Cash used in financing activities was $10,000 in the six-month period ended June 30, 2023, compared to cash provided by financing activities of $27,000 in the six-month period ended June 30, 2022. The cash used in financing activities in 2023 was for the purchase of stock related to tax obligations around vesting of restricted stock by our employees. In 2022 we used $3,000 for tax obligations around restricted stock vesting and we received $31,000 in proceeds from the exercise of stock options by employees.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we had no off -balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective such that information relating to the Company required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended June 30, 2023:

Monthly Period During the Quarter Ended June 30, 2023	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
April 1, 2023 – April 30, 2023	-	$-	-	-
May. 1, 2023 – May 31, 2023	25,513	$0.40
June 1, 2023 – June 30, 2023	-	$-	-	-
Total	25,513	$0.40

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: August 14, 2023	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)