Form 10-Q
period 2023-09-30
TSS, Inc.
filed 2023-11-13
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 13, 2023:              21,606,626

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	September 30, 2023	December 31, 2022
	(unaudited)

Current Assets:
Cash and cash equivalents	$28,703	$20,397
Contract and other receivables, net	6,311	2,745
Costs and estimated earnings in excess of billings on uncompleted contracts	610	231
Inventories, net	2,131	862
Prepaid expenses and other current assets	335	175
Total current assets	38,090	24,410
Property and equipment, net	657	587
Lease right-of-use assets	4,231	4,717
Goodwill	780	780
Intangible assets, net	-	35
Other assets	839	877
Total assets	$44,597	$31,406

Current Liabilities:
Accounts payable and accrued expenses	$22,256	$21,616
Deferred revenues	14,768	2,080
Current portion of lease liabilities	673	467
Total current liabilities	37,697	24,163
Non-current portion of lease liabilities	3,808	4,309
Total liabilities	41,505	28,472

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2023 and December 31, 2022; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2023 and December 31, 2022; 23,473 and 23,197 issued; 21,729 and 21,540 outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	71,975	71,522
Treasury stock 1,744 and 1,657 shares at cost at September 30, 2023 and December 31, 2022	(2,238)	(2,205)
Accumulated deficit	(66,647)	(66,385)
Total stockholders’ equity	3,092	2,934
Total liabilities and stockholders’ equity	$44,597	$31,406

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Results of Operations:
Revenue	$8,880	$8,077	$29,991	$19,690
Cost of revenue	6,050	5,312	22,253	12,647
Gross profit	2,830	2,765	7,738	7,043
Selling, general and administrative expenses	2,043	1,826	6,464	5,158
Depreciation and amortization	72	68	249	248
Total operating costs	2,115	1,894	6,713	5,406
Income from operations	715	871	1,025	1,637
Other income (expense):
Interest expense, net	(482)	(255)	(1,242)	(537)
Income (loss) from operations before income taxes	233	616	(217)	1,100
Income tax expense	24	11	45	32

Net income (loss)	$209	$605	$(262)	$1,068

Basic income (loss) per common share	$0.01	$0.03	$(0.01)	$0.05
Diluted income (loss) per common share	$0.01	$0.03	$(0.01)	$0.05

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2022	20,286	$2	$70,584	(1,424)	$(2,071)	$(66,312)	$2,203
Restricted stock vested	18	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(6)	(3)	-	(3)
Stock-based compensation	-	-	106	-	-	-	106
Net loss	-	-	-	-	-	(308)	(308)
Balance at March 31, 2022	20,304	2	70,690	(1,430)	(2,074)	(66,620)	1,998
Restricted stock vested	6	-	-	-	-	-	-
Stock options exercised	310	-	31	-	-	-	31
Treasury shares repurchased	-	-	-	(1)	-	-	-
Stock-based compensation	-	-	107	-	-	-	107
Net income	-	-	-	-	-	771	771
Balance at June 30, 2022	20,620	2	70,828	(1,431)	(2,074)	(65,849)	2,907
Restricted stock vested	414	-	-	-	-	-	-
Warrants exercised	1,883	-	367	-	-	-	367
Treasury shares repurchased	-	-	-	(141)	(77)	-	(77)
Stock-based compensation	-	-	104	-	-	-	104
Net income	-	-	-	-	-	605	605
Balance at September 30 ,2022	22,917	$2	$71,299	(1,572)	$(2,151)	$(65,244)	$3,906

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2023	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934
Restricted stock vested	3	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(1)	(1)	-	(1)
Stock-based compensation	-	-	140	-	-	-	140
Net loss	-	-	-	-	-	(786)	(786)
Balance at March 31, 2023	23,200	2	71,662	(1,658)	(2,206)	(67,171)	2,287
Restricted stock vested	88	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(26)	(10)	-	(10)
Stock-based compensation	-	-	160	-	-	-	160
Net Income	-	-	-	-	-	315	315
Balance at June 30, 2023	23,288	2	71,822	(1,684)	(2,216)	(66,856)	2,752
Restricted stock vesting	185	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(60)	(22)	-	(22)
Stock-based compensation	-	-	153	-	-	-	153
Net income	-	-	-	-	-	209	209
Balance at September 30, 2023	23,473	$2	$71,975	(1,744)	$(2,238)	$(66,647)	$3,092

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(262)	$1,068
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	249	248
Amortization of debt discount	-	22
Stock-based compensation	453	317
Changes in operating assets and liabilities:
Contract and other receivables	(3.566)	(1,200)
Costs and estimated earnings in excess of billings on uncompleted contracts	(379)	(2,525)
Inventories, net	(1,269)	(892)
Prepaid expenses and other assets	(166)	71
Right-of-use assets	486	516
Accounts payable and accrued expenses	640	4,603
Deferred revenues	12,688	1,817
Operating lease liabilities	(295)	(492)
Net cash provided by operating activities	8,579	3,553

Cash Flows from Investing Activities:
Capital expenditures	(240)	(213)
Net cash used in investing activities	(240)	(213)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	-	31
Proceeds from exercise of warrants	-	367
Repayment of long-term debt	-	(2,045)
Repurchase of stock	(33)	(80)
Net cash provided by (used in) financing activities	(33)	(1,727)
Net increase in cash and cash equivalents	8,306	1,613
Cash and cash equivalents at beginning of period	20,397	7,992
Cash and cash equivalents at end of period	$28,703	$9,605
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,572	$393
Cash paid for taxes	$47	$38

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

Liquidity

As of September 30, 2023, the Company had an accumulated deficit of $66.6 million. We have recorded operating and net income in three of our four most recent quarters, but we have a history of annual operating losses over recent years which have been due, in part, to the effects of COVID-19 and subsequent supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving credit facilities with our bank. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a been able to grow our revenues and order backlog and seen an improvement in supply chain constraints. We believe that we will be profitable in the next quarter and for the year ended December 31, 2023. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-60 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of September 30, 2023, and December 31, 2022, our allowance for doubtful accounts was $7,000.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2023	2022	2023	2022
FACILITIES:
Maintenance revenues	$1,280	$993	$3,233	$2,655
Equipment sales	406	751	696	1,121
Deployment and other services	118	1,565	1,674	5,210
Total Facilities revenues	$1,804	$3,309	$5,603	$8,986

SYSTEMS INTEGRATION:
Integration services	$1,654	$1,657	$6,646	$5,087
Reseller services	5,422	3,111	17,742	5,617
Total Systems Integration revenues	$7,076	$4,768	$24,388	$10,704
TOTAL REVENUES	$8,880	$8,077	$29,991	$19,690

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

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of September 30, 2023, deferred revenue of $14,768,000 includes $3,389,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $11,379,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. Contract liabilities consisting of deferred revenue were $2,080,000 at December 31, 2022 and $2,457,000 at December 31, 2021.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

US-based IT OEM	96%	97%	94%	94%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 96% and 93% of our trade accounts receivable at September 30, 2023 and December 31, 2022, respectively. No other customer represented more than 10% of our accounts receivable at September 30, 2023, or at December 31, 2022.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based IT OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $61.4 million and $27.4 million for the three-month periods ended September 30, 2023 and 2022, respectively. We paid financing fees under this arrangement of approximately $888,000 and $237,000 for the three-month periods ended September 30, 2023 and 2022, respectively, which was recorded as interest expense in our consolidated statements of operations or in deferred costs if the interest related to projects where revenue has not yet been recognized. The aggregate gross amount factored under this arrangement was approximately $109.9 million and $53 million for the nine-month periods ended September 30, 2023 and 2022, respectively. We paid financing fees under this arrangement of approximately $1,573,000 and $393,000 for the nine-month periods ended September 30, 2023 and 2022, respectively, which was recorded as interest expense in our consolidated statements of operations excluding $161,000 that was recorded as deferred costs at September 30, 2023 as the interest related to projects where revenue has not yet been recognized. These deferred costs will be recorded as interest expense when the project revenue has been recognized.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	September 30, 2023 (unaudited)	December 31, 2022
Contract and other receivables	$6,318	$2,752
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$6,311	$2,745

Contract assets consisting of accounts receivable and costs in excess of billings were $1,846,000 as of December 31, 2021.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	September 30, 2023 (unaudited)	December 31, 2022
Materials and component parts	$249	$406
Reseller inventories	1,903	460
Reserve	(21)	(4)
Inventories, net	$2,131	$862

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	September 30, 2023 (unaudited)		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(870)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	September 30, 2023 (unaudited)	December 31, 2022
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At September 30, 2023 and December 31, 2022, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $0 and $ 23,000 for the three-month periods ended September 30, 2023 and 2022, respectively. We recognized amortization expense related to intangibles of approximately $35,000 and $67,000 for the nine-month periods ended September 30, 2023 and 2022, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2022 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three and nine-month periods ended September 30, 2023 or 2022 that indicated the carrying value of our goodwill and other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			September 30, 2023 (unaudited)	December 31, 2022
Trade equipment		5		$384	$322
Leasehold improvements	2	-	5	1,050	964
Motor vehicles		3		28	-
Furniture and fixtures		7		62	36
Computer equipment and software		3		2,267	2,233
				3,791	3,555
Less accumulated depreciation				(3,134)	(2,968)
Property and equipment, net				$657	$587

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $72,000and $68,000 for the three-month periods ended September 30, 2023 and 2022, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $214,000 and $180,000 for the nine-month periods ended September 30, 2023 and 2022, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	September 30, 2023 (unaudited)	December 31, 2022
Accounts payable	$20,732	$19,959
Accrued expenses	606	494
Compensation, benefits and related taxes	831	1,102
Other accrued expenses	87	61
Total accounts payable and accrued expenses	$22,256	$21,616

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

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 8.50% per annum at September 30, 2023) and such interest rate shall not be less than 3.50% per annum). In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we paid a loan origination fee of 0.5% payable in advance upon entering into the credit facility. The credit facility matures on May 5, 2024.

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

The maximum amount we would have been eligible to borrow at September 30, 2023 was approximately $198,000. There were no amounts outstanding under this credit facility at September 30, 2023.

Note 4 - Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 15 to 68 months. As of September 30, 2023, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2023	2022	2023	2022
Lease expense
Operating lease cost	$218	$215	$651	$629

Operating Lease – operating cash flows	(160)	(150)	(486)	(492)
New right-of-use assets – operating leases	-	-	-	-

The following presents information regarding the Company's operating leases as of September 30:

	2023	2022
Weighted average remaining lease term – operating leases (months)	68	78
Weighted average discount rate – operating leases	5%	6%

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows (in ‘000’s):

Fiscal Year
2023	$217
2024	890
2025	909
2026	934
2027	962
Thereafter	1,241
Total minimum future lease payments	5,153
Less imputed interest	(672)
Total	$4,481

Reported as of September 30, 2023:
Current portion of lease liability	$673
Non-current portion of lease liability	3,808
$4,481

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Basic net income (loss) per share:
Numerator:
Net income (loss)	$209	$605	$(262)	$1,068
Denominator:
Weighted-average shares of common stock outstanding	21,577	20,970	21,757	19,642
Basic net income (loss) per share	$0.01	$0.03	$(0.01)	$0.05

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$209	$605	$(262)	$1,068
Denominator:
Weighted-average shares of common stock outstanding	21,577	20,970	21,757	19,642
Dilutive options and warrants outstanding	361	542	-	1,388
Number of shares used in diluted per share computation	21,938	21,512	21,757	21,030
Diluted net income (loss) per share	$0.01	$0.03	$(0.01)	$0.05

3,542,000 and 688,000 restricted shares and options were excluded from the calculation of dilutive shares for the three-month periods ended September 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive. For the nine-month period ended September 30, 2023 3,150,000 potentially dilutive restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and nine-month periods ended September 30, 2023 and 2022 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Facilities	$1,804	$3,309	$5,603	$8,987
Systems integration services	7,076	4,768	24,388	10,703
Total revenues	$8,880	$8,077	$29,991	$19,690

Depreciation and amortization expense:
Facilities	$36	$52	$104	$161
Systems integration services	36	16	145	87
Consolidated depreciation and amortization expense	$72	$68	$249	$248

Income from operations:
Facilities	$240	$1,036	$1,051	$2,276
Systems integration services	475	(165)	(26)	(639)
Total income from operations	$715	$871	$1,025	$1,637

Interest expense, net:
Facilities	$7	$164	$199	$345
Systems integration services	475	91	1,043	192
Consolidated interest expense	$482	$255	$1,242	$537

	September 30, 2023	December 31, 2022
Total Assets:
Facilities	$730	$675
Systems integration services	8,828	3,790
Other consolidated activities	35,039	26,941
Total	$44,597	$31,406

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

Our business is concentrated in the data center infrastructure and services market. This market continues to grow and remains highly competitive as commerce moves to cloud-based solutions and as data storage requirements continue to escalate for many industries. The demand for AI solutions is also fueling demand for higher performance computing capability.These underlying macroeconomic trends are continuing to drive demand for more information technology equipment and more efficient data center design and operation, resulting in continued growth in this market. We compete against many larger competitors who have greater resources than we do, which may affect our competitiveness in the market. We rely on several large customers to win contracts and to provide business to us under ‘‘Master Service Agreements’’, and the loss of such customers or a material decline in volume from such customers would have a material negative effect on our results.

The majority of the components used in our systems integration business are consigned to us by our original equipment manufacturer (OEM) or their end-user customers, thus our revenue reflects only the services we perform, and the consigned components are not reflected in our income statement or on our balance sheet. We also offer our customers the ability to procure third-party hardware, software and services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement and reseller services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

Our facilities business rebounded in the latter part of 2022 as COVID related supply chain conditions improved and the number of Modular Data Center (MDC) deployments that we performed increased as we satisfied the backlog that had accumulated during the COVID pandemic. This led to a $3.9 million increase in revenues from MDC deployments in our fiscal year 2022, and we have since seen a decrease of $3.5 million in revenues from MDC deployments in the first nine months of 2023 compared to the same period in 2022. This whiplash impact has altered the underlying demand and delivery of MDC deployments, and we expect that the number of MDC deployments will fluctuate on a quarterly basis for the foreseeable future, causing our quarterly revenues and profits to fluctuate. To offset this, we are selectively investing in direct sales capabilities to work alongside our OEM partners to re-create demand lost during and post the pandemic period.

Our systems integration business was negatively impacted during the COVID pandemic due to logistical and supply-chain issues. Supply constraints that initially were due to disruptions caused by the pandemic have continued to occur and create obstacles that still affect component supply to us and negatively impact our integration revenue. We believe that these constraints will be as bad as during the pandemic period and are optimistic that increases in demand for AI solutions will create more opportunity for our integration business. As this technology evolves including direct liquid-cooled solutions, we believe that this will present new growth opportunity for our integration business. Despite these ongoing challenges, overall, there has been an improvement in supply chain issues since the second half of 2022 that has helped our integration services revenues grow by 31% during the first nine months of 2023 compared to the same period in 2022.

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

Revenues of $8.9 million for the three-month period ended September 30, 2023 represented an increase of $0.8 million or 10% compared to the third quarter of 2022. The increase was primarily driven by an increase in our procurement and reseller services where our revenues increased by $2.3 million compared to the third quarter of 2022, driving a total increase of $2.3 million in our systems integration segment. Revenues in our facilities segment decreased by $1.5 million compared to the third quarter of 2022 due to a $1.5 million decrease in revenues from MDC deployments. In 2022 we were fulfilling the backlog of MDC deployments we had accumulated during the COVID pandemic, and due to a combination of lower demand and component shortages, the volume of MDC activity has decreased since late 2022.

On a year-to-date basis, for the nine-month period ended September 30, 2023, our total revenue of $30.0 million has increased by $10.3 million or 52% compared to the first nine months of 2022 when we recorded revenue of $19.7 million. This was driven by a $13.7 million increase in revenues from our systems integration segment attributable to a 31% increase in integration services and $12.1 million increase in revenues from procurement and reseller activities. This was offset by a $3.4 million decrease in our facilities revenues as the number of MDC deployments decreased compared to 2022.

Although we have seen an improvement in recent quarters in the supply chain constraints that prevented our partners and customers from delivering all of the products needed for us to complete and perform integration services, we are still being impacted by ongoing supply issues. These supply chain disruptions cause delays in the timing of systems integration and MDC deployment revenue for us as we await delivery of required components, and our vendors and partners expect these supply-chain issues to continue for at least the next several quarters.

Our reseller and procurement revenues involve us procuring third-party hardware, software and services on our customers’ behalf that are then typically used in our integrated services as we integrate those components to deliver a completed system to our customer. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. We had an increase in volume of reseller and procurement business during the third quarter of 2023 compared to 2022, and our total revenues from reseller and procurement services was approximately $5.4 million in 2023 compared to $3.1 million in the third quarter of 2022. For the nine-month period ended September 30, 2023, our total revenues from reseller and procurement business was approximately $17.7 million, up 216% or $12.1 million from $5.6 million in the comparable period of 2022.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 68% for the three-month period ended September 30, 2023 compared to 66% for the third quarter of 2022. This increase from the third quarter of 2022 reflects higher costs, including labor costs, in our integration business compared to the prior year and the impact of higher reseller and procurement activities. Absent the reseller business, the profit margin from our core integration and maintenance services was 34% in the third quarter of 2023 compared to 41% in the third quarter of 2022.

For the nine-month period ended September 30, 2023, our cost of revenue as a percentage of revenue was 74%. This compares to 64% in the comparable period of 2022. This increase is primarily due to the higher proportion of our total revenue that is from procurement and reseller services in 2023.

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

Gross Profit

Our gross profit margin for the three-month period ended September 30, 2023 was 32% compared to a gross profit margin of 34% in the third quarter of 2022. This decrease in margin as a percentage of revenues compared to the third quarter of 2022 was primarily attributable to an increase in costs, particularly labor costs, in our integration business and from the higher percentage of our total revenue that came from procurement and reseller services. As the percentage of total revenue from procurement and reseller services increases, our gross margin will decrease as the cost of sales is higher for this revenue than our traditional integration and facilities revenues. The growth in our total revenues compared to 2022 allowed us to increase our overall gross profit by 2%, to $2.8 million in the third quarter of 2023 compared to the third quarter of 2022.  The 52% increase in our total revenues for the first nine-months of 2023 compared to the first nine months of 2022 has allowed us to increase our gross profits by $0.7 million in 2023 compared to 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended September 30, 2023, our selling, general and administrative expenses increased by $217,000 or 12% compared to the third quarter of 2022 primarily due to higher compensation costs and from higher professional fees. For the nine-month period ended September 30, 2023, our selling, general and administrative expenses increased by $1.3 million or 25% compared to the first nine months of 2022, primarily due to higher compensation costs and selective new hires to drive customer demand.

Income (Loss) from Operations

For the three-month period ended September 30, 2023, we recorded operating income of $715,000. This compares to operating income of $871,000 that we had in the third quarter of 2022. For the nine-month period ended September 30, 2023, we recorded operating income of $1,025,000, compared to operating income of $1,637,000 that we recorded in the first nine months of 2022.

Interest expense, net

For the three-month period ended September 30, 2023, we recorded interest expense of $661,000. This compares to $263,000 in the three-month period ended September 30, 2022. The increase in interest expense was due to an increase in the value of transactions that were factored which was approximately $61.4 million in the quarter ended September 30, 2023, compared to an amount factored of $27.4 million in the third quarter of 2022. This increase in amounts factored was because of a higher number of agent-type transactions that were factored in our procurement and reseller business compared to 2022. For the nine-month period ended September 30, 2023, we recorded interest expense of $1,473,000, compared to $554,000 in the same period of 2022. The increase in interest expense was due to both an increase in interest rates in 2023 and an increase in the value of transactions that were factored which was approximately $109.9 million in the nine-month period ended September 30, 2023, compared to an amount factored of $53 million in the same period of 2022. This increase in amounts factored was because of a higher number of agent-type transactions that were factored. This increase in interest attributable to factoring was partially offset by 2023 not having any interest expense for related party debt which was extinguished in July 2022. We were also able to offset this increase in expense with $179,000 of interest income during the three-month period ended September 30, 2023 as we managed cash flows from reseller transactions and were able to invest surplus funds until required.

Net Income (Loss)

After net interest expense and income taxes we recorded net income of $209,000 or $0.01 per share for the three-month period ended September 30, 2023. This compares to net income of $605,000 or $0.03 per share for the three-month period ended September30, 2022. For the nine-month period ended September 30, 2023, we recorded a net loss of $262,000 or $(0.01) per share. This compares to net income of $1,068,000 or $0.05 per share that we recorded in the first nine-months of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2023 are our cash and cash equivalents on hand, funds available to us under our revolving line of credit, vendor trade-credit and projected cash flows from operating activities.

As of September 30, 2023, the Company had an accumulated deficit of $66.6 million. We have recorded operating and net income in three of our four most recent quarters but have a history of annual operating and net losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, funds available under our bank revolving credit facility and trade credit extended to us by our vendors. If our future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we would take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller and procurement services. There can be no assurance as to the Company’s ability to scale its business operations on terms upon which additional financing may be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and seen an improvement in related supply-chain constraints. Our quarterly results have been impacted during 2023 by transactions being delayed by our customers, but based on our outlook, we believe that we will be profitable in the next quarter and for the year ended December 31, 2023. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $28.7 million and $20.4 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash provided by operating activities was $8.6 million for the nine-month period ended September 30, 2023, compared to cash provided by operating activities of $3.6 million for the nine-month period ended June 30, 2022. This change was primarily attributable to the timing and financial impacts of our procurement and reseller services. The volume of procurement and reseller activities was higher at the end of our third quarter in 2023 compared to both the third quarter of 2022 and the end of fiscal 2022. At the end of this most recent quarter, we were able to be paid by our customers for a number of large procurement projects, but we had yet to recognize revenue or to pay our vendors for these same projects. This resulted in an increase of approximately $11 million in our deferred revenue and approximately $10 million in our outstanding accounts payable at September 2023 compared to September 2022, and our accounts receivable increased by approximately $4 million compared to September 2022 due to these reseller transactions. Compared to our financial year end 2022 balances, our deferred revenues have increased by $11 million and our receivables have increased by $4 million because of the higher level of reseller activities, driving the $8.3 million increase in cash during 2023. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2023 and beyond. Otherwise, the change in cash provided by operating activities was primarily due to loss from operations.

Investing Activities:

Cash used in investing activities was $240,000 in the nine-month period ended September 30, 2023 which was primarily spent on leasehold improvements for our integration facility, compared to cash used in the same period of 2022 of $213,000 for purchases of property and equipment.

Financing Activities:

Cash used in financing activities was $33,000 in the nine-month period ended September 30, 2023, compared to cash used in financing activities of $1.7 million in the nine-month period ended September 30, 2022. The cash used in financing activities in 2023 was for the purchase of stock related to tax obligations around vesting of restricted stock by our employees. In 2022 we used $80,000 for tax obligations around restricted stock vesting and we received $31,000 in proceeds from the exercise of stock options by employees. We also received $367,000 in proceeds from the exercise of warrants by our former note holders, and used $2.045 million to repay all of the company’s outstanding long-term debt upon its maturity in July 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had no off -balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective such that information relating to the Company required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We have disclosed under "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, the risk factors that may materially affect our business, financial conditions or results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth below and in the Annual Report on Form 10-K, and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. In addition, risks and uncertainties not currently known to us or that we currently do not believe are material could also materially and adversely affect our business, financial condition or results of operations.

Our Contracts with the United States Government Could Be Adversely Affected by Budget Cuts or Government “Shutdowns.”

We have entered into contracts with agencies of the U.S. Government.  These contracts depend upon annual funding commitments authorized by Congress. In a period of government budget cuts or other political events, such as a prolonged government shutdown, such contracts might not be re-authorized or might be temporarily suspended, adversely affecting our performance and financials.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended September 30, 2023:

Monthly Period During the Quarter Ended September 30, 2023	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
July 1, 2023 – July 31, 2023	-	$-	-	-
August. 1, 2023 – August 31, 2023	60,240	$0.37
September1, 2023 – September 30, 2023	-	$-	-	-
Total	60,240	$0.37

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: November 13, 2023	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)