Form 10-K
period 2023-12-31
TSS, Inc.
filed 2024-03-29
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $5,959,807. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 30, 2024: 21,773,083

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2023 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

Company Overview

TSS, Inc. provides a broad and specialized range of integration technology services that enable enterprises and users to successfully implement, operate, and maintain their Information Technology systems. As a provider of technology services built on a platform of experienced program management, we have expertise in delivering complex, end-to-end IT technology solutions cost-effectively. These IT solutions can be deployed in various physical settings such as data centers, co-location facilities, server rooms, modular or edge-based solutions, security operations, and communications facilities. Our services include rack and systems integration, configuration services, data center and modular data center facility management integration, deployment and maintenance services, strategic procurement services, project management and technology consulting, and design and engineering services.

TSS was incorporated in Delaware in December 2004. Our headquarters and our systems integration and configuration services facility are located in Round Rock, Texas.

We support a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDC), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more computing and storage capacity. In 2023 these enterprises shifted their investment priorities towards artificial intelligence (AI) and accelerated computing infrastructure initiatives. Enterprises and data center operators face immense pressure to integrate and deploy the latest AI equipment and graphic processing units (GPUs). They must adopt these next-generation servers and custom rack-scale architectures to compete in the market successfully and quickly. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

Over the last ten years, we have focused our business on providing world-class integration services to our customer base. As computing technologies evolve, and as we currently see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our rack and systems integration businesses to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM customer to win contracts and to provide business to us under “Master Service Agreements”. The loss of this customer could have a material negative effect on our results. Our operational focus is to ensure this doesn’t happen.

Most of the components used in our systems integration business are consigned to us by our original equipment manufacturer (OEM) or their end-user customers, thus our revenues reflect only the services we perform, and the consigned components are not reflected in our balance sheet. We also offer our customers strategic procurement services whereby we procure third-party hardware, software, and services on their behalf. Our configuration and integration service businesses integrate these components to deliver a complete system to our customers.

In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software, or services that are to be provided to our customers by another party. However, we have no control over the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement activities allow us to develop relationships with new hardware, software, and professional service providers and allow us to generate higher margins on integration projects by broadening our revenue and customer base.

Service Offerings

We have developed a unique set of solution offerings where we provide a range of services that enable our customers and partners to efficiently plan, develop, build, deploy, and maintain their IT hardware and software solutions. These solutions begin with strategies for the care of information technology assets that are housed in the facility or modular data centers, including power, cooling, and heat rejection, as well as disaster recovery backup systems. Our operating expenses are not exclusively aligned to each service offering, as shared resources such as sales, marketing, and general and administrative expenses support all services. Our solutions involve all aspects of the life cycle of both traditional and modular data centers and their related assets which are described in more detail below.

Systems Integration Services:

To assist our customers with ITequipment deployment in their data centers we provide what we call “systems integration” services. We provide integrated technology services and software tools designed to accelerate the assembly and delivery of complex information technology solutions. These services include custom configuration of a broad scope of information technology products including client products, enterprise products, clusters, and modular containers. The integration of this equipment at both a rack-level or facility or modular data center level is performed to our customer specifications and test criteria and may include imaging of software onto the hardware as well. We are generally not responsible for the performance of the related IT equipment in the field. In addition, we provide warehousing of high-value equipment such as servers, switches, and other information technology hardware that are generally provided on a consignment basis to us by our OEM and end-user customers.

We also provide second-touch configuration services  for our OEM and end-user customers, such as adding software, hardware, or other features to end-user devices, bundling such devices with peripherals, pre-loading customer-determined application software, tagging, asset capture, and other fulfillment services.

We have added two new service offerings to assist customers with the ongoing management of their IT systems. These include services to move or relocate equipment between locations, and specialized cabling solutions to link or integrate rack-level products and customer cabling and labeling services.

Facilities Services:

Consulting:

During the initial phase of a data center project, we provide project development-related services that typically include establishing project goals and a preliminary budget and schedules, setting technical parameters and requirements, and determining project team members and the overall requirements of the team.

Design and engineering consulting services typically include critical power and mechanical load calculations, mechanical design and engineering, high and medium voltage electrical design and engineering, communications and security systems design and engineering, physical vulnerability assessments, force protection design and bomb blast analyses, fire protection system design and engineering, facility systems equipment selection and facility commissioning and testing. These offerings also include post-commissioning support for ongoing operations.

Our strategy is to increase the number of customers and modular data centers under contract so that we can increase the amount of recurring revenues from ongoing design, maintenance, and support contracts. Our mission-critical facilities experience and our personnel skills position us as trusted advisors to our customers and allow us to work on new opportunities as our customers grow or as their facilities mature and as partners introduce us to new client opportunities. We also intend to increase our efforts at establishing direct selling and business relationships within the market.

Deployment:

In connection with the deployment of a solution within a customer’s existing data center, modular data center or related equipment requirements, our capabilities include project management, value engineering and design management, bid negotiation support, subcontractor pre-qualification, and selection, long-lead equipment procurement, issuance of equipment and construction contracts, and refinement and management of project budgets and schedules. Our project managers mobilize the required expertise for the project, utilizing project superintendents, quality control and safety professionals, as well as qualified subcontractors and support personnel. Project managers supervise work by project team members, including subcontracted parties, including all aspects of the following: architecture and construction, electric power systems, heat rejection and cooling, energy management, and controls, cooling tower systems, security systems, voice, data and network cabling, fire and life safety systems, and process piping and plumbing systems. The project manager remains responsible for managing all aspects of the project until project completion and customer delivery.

In addition, this installation portion of a project has the largest number of outside influences that can impact project goals and objectives, such as weather, non-performance of subcontractors, equipment deliveries, unexpected project changes from the owner, and influence from local authorities and utility providers. Therefore, management experience, skill, and mission focus are critical during the project installation period.

Maintenance and management:

We provide a comprehensive maintenance and service offering designed to ensure that the multiple systems critical to sustaining online applications in enterprise data centers and modular data centers remain operational and functional. Typical facilities management services include overall management of the post-construction facility maintenance program, and on-site staffing of technical engineering positions (e.g., electricians, HVAC mechanics, control technicians, and voice/data technicians). Increasingly, data centers are being constructed in a modular format, whereby information technology, power, and other related assets are deployed in pre-integrated solutions. Modular data centers may have lower overall cost of delivery, lower energy consumption, and shorter deployment schedules compared to traditional data centers. Our on-site maintenance services provide additional project revenue for us and position us for involvement in any new facility planning, design, and construction initiatives that the customer undertakes.

In addition, we provide 24x7 network operations support from our Round Rock, Texas facility which has the capability of remotely monitoring our data center service contract customers’ facilities for systems operations and emergency events that could lead to outages. Temperature levels, humidity, electrical connectivity, power usage, and fire alarm conditions are among the items monitored. The system maintains all site documentation for repairs and maintenance performed on each critical piece of equipment covered under our services. The information is useful to our customers in assessing operational efficiency and causes of failure and enables them to make critical decisions on repair or replacement strategies based on the operating history of the monitored systems.

Our facilities maintenance service contracts can be tailored to customer requirements and typically span one to three years in duration with cancellation clauses for nonperformance and are typically billed annually in advance. Our service contracts take different forms including fixed-price equipment maintenance with an optional comprehensive warranty to fix failures in key components such as uninterruptible power supplies or batteries, ticket-based service provided at contracted rates in a master service agreement, comprehensive facility services agreements that include on-site staffing, scheduled equipment maintenance and nontechnical facility services, and direct job-specific contracts for additional moves, add, refresh, refurbishment and change work within a facility.

As computer density increases and data centers evolve into the use of modular form factors, we found that we could leverage our facilities' maintenance experience and infrastructure by offering maintenance services for modules being deployed into new data centers. The number of modular units under our service contracts has continued to expand. Our design services continue to evolve to support changing data center requirements including installation and maintenance of systems deployed on the edge. Ultimately, we started working with IT vendors to help them in the design and integration of their IT equipment into modular data centers, which typically leads to ongoing maintenance contracts as these modular systems deploy.

Strategic Procurement Services:

We generate revenues from fees we charge our customers to procure third-party hardware, software, and professional services on their behalf that are used in our integration services as we integrate these components to deliver a completed system to our customers. These procurement services enable highly customizable solutions for our OEM and end-user customers and enable us to expand our revenues and profits and our customer base. We recognize our procurement services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software, or professional services that are to be provided directly to our customers by another party, and we have no control of the goods before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer.

Customers

Our customers include IT OEM equipment, technology and service companies, and private-sector businesses that in some cases are the end users of the facility, or in other cases are providing a facility to a government or commercial end user.

Sales and Marketing

A key part of our selling strategy is entering into master service agreements with multiple partners and co-selling our range of services to our partners’ end-user customers, leveraging their customer relationships and broadening the scope of potential customers for us. Our go-to-market approach formerly relied on business generated by one major OEM customer. While this business was and remains valued, it has been difficult to forecast resulting in inconsistent and fluctuating quarterly results. This approach relied on expertise in information technology hardware systems, energy consumption, real estate matters, and facilities planning and operation from this primary demand source. This marketing approach allowed the end–user customer to contract for comprehensive facilities services or to contract separately for each project phase such as integration or fulfillment services.

Our updated go-to-market strategy is designed to capitalize on our investment in direct selling personnel and leveraging our OEM partner’s capabilities at the same time. Our ability to be involved in sales engagements earlier in the cycle and with end-users will allow us to positively impact demand and provide greater visibility into the integration schedules and future pipeline. This impacts our ability to better manage personnel schedules and ultimately optimize our production capacity. We also seek to enhance our name recognition using improved web marketing, trade shows, technical seminars, direct mailings, and social media.

Our headcount in sales and marketing has been very selective and targeted to align the skill sets with our evolving service offerings, leverage partner relationships and increase the consultative capability of our sales organization.

Maintaining key alliances and creating new partnerships is an important part of our sales development and growth plan. These alliances reside with various information technology consulting firms, specialty mission-critical engineering firms, application service providers, and internet service providers. Key alliance opportunities also reside in other firms within the market sector such as equipment manufacturers, product suppliers, property management firms, developers, information technology system integrators, and firmware providers. We are focused on expanding our strategic alliances with information technology corporations to provide engineering, design, construction management services, systems integration, modular solutions, and facility management services. As we expand our configuration services business, we expect this will help us establish alliances with new hardware and software providers who operate in the IT infrastructure market.

Competition

The mission-critical information technology solutions market is large, fragmented, and highly competitive. We compete for contracts based on the strength of our customer relationships, successful past performance, significant technical expertise, specialized knowledge, and broad service offerings. Our strength lies in our ability to deliver quality solutions on time and with high quality at a competitive price. These solutions can be complex or simple. We have gained traction by providing complex AI solutions utilizing GPU and advanced thermal management technology. We often compete against channel re-sellers and divisions of large information technology service and equipment providers. In some cases, because of diverse requirements, we collaborate with these and other competitors for projects. We respect competition in the information technology services sector, and we embrace what we need to do to compete and win to continue to increase in the future.

Strategy

Our goal is to profitably grow our existing businesses and to identify expanded service offerings to further our value add to our customers as we become a recognized leader in the life-cycle management of complex IT solutions. At a high level, the strategy we intend to use to accomplish this goal include:

-

Expand our ability to drive demand with direct and selling resources and to co-sell with our customers and partners. We believe we can expand our services portfolio penetration within these new, as well as existing customers.

-

Maintain intense customer focus: We intend to strengthen and deepen our customer relationships. We believe that continued focus on cost-effective systems integration, deployment, and ongoing life-cycle management is important, and will help to increase our net sales, operating performance, and market share. To accomplish this, we intend to continue our close collaboration with our OEM partner to assist them in identifying demand for our services and design new services that allow them to meet new customer requirements and leverage innovations and technical developments. Additionally, we will continue to expand our sales force and field service technicians and add additional technical expertise.

-

Continue to deliver operational excellence and cost competitiveness and enhance our manufacturing capability. A key element of our success is our ability to leverage and optimize our systems integration facility. We will continue to invest in our integration processes and technology to achieve additional cost efficiencies and enhance our existing capabilities. We are expanding to a hybrid integration model which allows us to generate revenues from within our facility and externally at customer locations. This allows more flexibility to support our customers’ requirements while continuing to enhance our cost-effectiveness.

-

Pursue selective strategic partnerships and acquisitions: As part of our strategy to expand our service offerings and to maximize our market opportunities, we may partner with or acquire technologies, services, or product lines to accelerate our growth and to enhance our portfolio.

Employees

On December 31, 2023, we had 81 full-time employees. Our future success will depend on our continued ability to attract, retain, and motivate qualified personnel. We are not a party to any collective bargaining agreement, and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be very satisfactory.

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

We currently derive and believe that we will continue to derive in the near term a significant portion of our revenues from one OEM customer. We provide a range of different services and generate revenue from multiple business units and divisions of this OEM customer. To the extent that any significant business unit or division of this OEM customer uses less of our services or terminates its relationship with us, or this OEM reorganizes its business units and divisions in such a way that directly impacts the level of business with us, our revenues would decline significantly, which would have a material adverse effect on our financial condition and the results of our operations.  Revenues from this OEM customer comprised 96% of our total revenues for each of the years ended December 31, 2023 and 2022.

Supply chain challenges have and will likely negatively affect our integration business by slowing the supply of parts needed to perform integration services, requiring us to hold greater quantities of inventory for longer periods and/or delaying completion of services for our customers.

Since the COVID 19 pandemic began in 2020, due to its impact on global production and distribution we have experienced ongoing impacts from shortages of components needed to complete integration and procurement services, delaying our ability to recognize revenue for these projects and negatively impacting our profitability. In addition to delaying our services, this has also resulted in us having to hold onto greater quantities of customer inventory for longer time periods while we wait for the missing components to be delivered. Due to our fixed storage capacity, holding customer-owned inventory for longer periods has negatively impacted our ability to perform other services and added cost and risk, including custodial risk, into our integration business. The supply chain disruptions have also directly impacted vendors and other third parties from whom we procure goods and services for our reseller and procurement business, causing delays in completing procurement services for our customers. This has the potential to materially harm our operating results by delaying recognition of revenue. This can also harm our liquidity position if we are forced to pay vendors for products and services before we have the ability to invoice and receive payment from our customers, which could also prevent us from performing additional procurement services for our customers or cause other liquidity concerns.

Changes in labor market conditions are causing increases in our labor costs, and if we are unable to adequately recover these costs from our customers, our business will be negatively impacted.

At times we experience higher levels of attrition, increasing compensation costs, and more intense competition for talent. We believe that our future success will be dependent upon retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. As a small company we are particularly susceptible to negative impacts if critical and experienced personnel leave. Hiring and retaining qualified executives and other employees is therefore critical to our business. During 2022 and 2023 we had a number of changes to our executive leadership team, and we experienced increased wage pressure and challenges in hiring people in the Austin, Texas market. We have had to pay higher wages to attract new employees and retain our existing employees. If our total compensation programs, employment benefits, and overall workplace culture are not viewed as competitive and inclusive, our ability to attract, retain and motivate employees could be compromised. To the extent we experience significant attrition or the loss of critical employees and are unable to replace employees in a timely manner, we could experience a loss of critical skills and reduced employee morale, potentially resulting in business disruptions or increased expenses to address any disruptions. We have recently increased the prices we charge for our integration services to recover these higher costs. To the extent that we are unable to promptly pass higher labor costs on to our customers, our business will be negatively impacted. Our inability to attract, retain and motivate employees or manage succession of key roles may inhibit or ability to maintain or expand our business operations.

We have a history of operating losses, and we may experience net losses in the future.

Although we recorded operating income in 2023 and 2022 and net income in 2023, we had a net loss in 2022 and we recorded operating and net losses in both 2021 and 2020. We have a history of recurring net annual losses in prior years and at December 31, 2023 we had an accumulated deficit of approximately $66.3 million. We believe that changes we have made to the business in recent years, including the addition of procurement and reseller services and changes to our operating cost structure have improved our operating results and allowed us to achieve multiple profitable quarters in each of the last several years, but we do have a history of fluctuating operating results. Our efforts to align costs with sales and gross margin volume have reduced our level of overhead, but there can be no guarantee that we will be successful in sustaining or increasing profitability in 2024 or beyond. The uncertainty of a rapidly changing marketplace and ongoing global supply challenges have created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability. Any failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We are attempting to diversify our customer base but there is no guarantee that we will be successful in doing so.

After the sale of certain components of our business in 2018 and 2017, our customer concentration increased and revenue from our three largest customers comprised 99% of our total revenues for each of the years ended December 31, 2023 and 2022. We are continuing our efforts to add new revenue streams such as our strategic procurement services that we began offering in 2019, as well as targeting other vendors in the data center infrastructure market, including Value Added Resellers and systems integrators who have the need for IT integration services. We are also targeting other vendors in the modular data center market to leverage our expertise and capabilities in this marketplace. We are also trying to stay ahead of emerging trends in the IT market space such as liquid-cooled product offerings, AI computing, immersion technology and edge-based solutions so that we can develop service offerings to leverage growth opportunities for these new markets. While we believe our efforts will allow us to broaden our customer base and reduce our customer concentration, there can be no guarantee that we will be successful at these endeavors, or of the time that it will take for these efforts to be successful.

We are partially through the implementation of a new enterprise resource IT system and have yet to fully deploy this new system across all of our business units. Any challenges, delays, difficulties, or errors during the implementation of this new system may negatively impact our business operation and harm our operating results.

We rely on computerized inventory and management systems to coordinate and manage the activities in our integration business, as well as to communicate inventory and shipment information to our vendors and customers. Our ability to rapidly process incoming deliveries, track inventory through the integration process, and process shipments in a timely manner are essential to the operations of our integration business. As we introduce a new ERP system to perform these functions including our financial reporting and accounting functions, any challenges in the implementation of the system, changes to processes or errors in functionality where such systems fail to adequately perform as designed, could adversely affect our business and harm our operating results. We began to use this new enterprise system as our system of record with effect from October 1, 2022. We are still working to deploy the system across all of our business units and integrate it into our financial reporting systems.

Our procurement services business is still evolving, and the level of this business may fluctuate significantly on a quarterly basis, requiring additional working capital in order to grow.

We began providing procurement services to our customers in 2019. We do not yet have a history of stable and ongoing contracts with customers for our procurement services and, as a result, we have experienced material fluctuations in our quarterly revenues from these services, which has had a material impact on our quarterly and annual revenues and profits. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, depending on the size of potential procurement and reseller contracts, we may be required to procure material amounts of hardware, software, and professional services from other third parties and there can be no guarantee that our existing sources of liquidity or available trade finance will be sufficient to enable us to finance these transactions.

As the age of modular data centers increases and customers look to shut or replace such units, our recurring maintenance revenues could be negatively impacted, and this could adversely affect our operating results.

Modular Data Centers (MDCs) typically have a lifespan of 6-10 years unless they are updated with new IT equipment. As they near the end of their useful life, customers can either perform maintenance to extend the MDCs' lifespan or terminate maintenance contracts for those MDCs. If customers terminate their annual maintenance contracts, it could negatively impact our maintenance revenues and profitability unless they replace the units with new MDCs immediately. While our history suggests that customers will replace MDCs with new modules subject to annual maintenance contracts, the time period between these two events could result in a decrease in our maintenance and overall revenue in our facilities business.

We have substantial amounts of goodwill, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

We have substantial amounts of goodwill resulting from prior acquisitions of businesses. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent we determine that such assets have been impaired, we will write-down their carrying value on our consolidated balance sheet and book an impairment charge in our consolidated statement of operations. At December 31, 2023 and 2022, we conducted such analyses that resulted in no impairment. The net carrying value of goodwill totaled $0.8 million at December 31, 2023 and 2022, respectively.

We operate in a highly competitive industry, which could reduce our growth opportunities, revenue and operating results.

The mission-critical information technology industry in which we operate is highly competitive and continues to become more competitive. We often compete against divisions of large information technology consulting and integration companies, including several large domestic companies that may have financial, technical and marketing resources that exceed our own. These larger competitors have an infrastructure and support greater than ours, and accordingly, we continue to experience some price pressure as some companies are willing to take on projects at lower margins. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. Our size often prevents us from bidding on larger, more profitable projects, which significantly reduces our growth opportunities. Although our customers currently outsource a significant portion of these services to us and our competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services to us in the future.

Most of our contracts may be canceled on short notice, so our revenue and potential profits are not guaranteed.

Most of our contracts are cancelable on short notice by the customer either at its convenience or upon our default. If one of our customers terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profit from that contract. If one of our customers terminates the contract due to our default, we could be liable for excess costs incurred by the customer in re-procuring services from another source, as well as other costs. Many of our contracts, including our service agreements, are periodically open to bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if our customers cancel a significant number of contracts, we fail to win a significant number of our existing contracts upon re-bid, or we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects. In addition, we provide services under certain master service agreements. If these agreements are terminated, we would be unable to provide ongoing services to those customers.

We submit change orders to our customers for work we perform beyond the scope of some of our contracts. If our customers do not approve these change orders, our results of operations could be adversely impacted.

We typically submit change orders under some of our contracts for payment of work performed beyond the initial contractual requirements. The applicable customers may not approve or contest these change orders and we cannot assure you that these claims will be approved in whole, in part or at all. If these claims are not approved, our results of operations could be adversely impacted.

We may not accurately estimate the costs associated with services provided under fixed-price contracts, which could impair our financial performance.

Approximately 90% of our revenue is derived from fixed-price contracts. Under these contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to estimate accurately the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract, and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

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

The mission-critical information technology industry is characterized by rapid technological change, intense competition and changing consumer and data center needs. We generate a significant portion of our revenues from customers in the mission-critical information technology industry. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services and adversely affect our revenues and profitability. Improvements in existing technology may allow companies to improve their networks without physically upgrading them. Reduced demand for our services or the loss of a significant customer or end-user could adversely affect our results of operations, cash flows and liquidity.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers may adversely affect our business.

We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional, and technical personnel. Our business involves the development of tailored solutions for customers, a process that relies heavily upon the expertise and services of employees. Accordingly, our employees are one of our most valuable resources. Competition for skilled personnel is intense in our industry. Recruiting and training these personnel require substantial resources particularly when seeking qualified staff in remote locations where a number of our customers operate their data centers. Our failure to attract and retain qualified personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and constrain our future growth.

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

We are reliant upon a number of third-party and internally developed software programs to operate our business. We store and transmit our own as well as customer information and data, including individual data of and about their end-user customers. Maintaining the security and availability of our services, network and internal IT systems and the security of information we hold is a critical issue for us and our customers. Any software failure or corruption, including cyber-based attacks or network security breaches, could lead to the dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, customers and end-user customers, could threaten our ability to provide services to our customers, generate negative publicity about us, result in litigation and increased legal liability or costs or lead to government inquiry or oversight. The occurrence of any of these events could harm our business or damage our brand and reputation, lead to the loss of customers and higher expenses, and possibly impede our present and future success in retaining and attracting new customers.

A successful assault on our infrastructure damage to our reputation and could adversely affect our financial condition. Similar security risks exist with respect to our business partners and the third-party vendors we rely on for aspects of our information technology infrastructure, support services and administrative functions. As a result, we are subject to the risk that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.

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

Our insiders beneficially own a significant portion of our outstanding common stock.  Future sales of common stock by these insiders may adversely affect the market price of our common stock.

Our officers, directors or their affiliates beneficially own approximately 6.9 million shares of common stock or approximately 30% of our outstanding common shares as of March 28, 2024. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and the preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

As part of our cybersecurity risk management system, our IT management team tracks and logs privacy and security incidents across our OEM partners, Microsoft and Oracle and other IT system providers, our vendors, and other third-party service providers to remediate and resolve any such incidents. Any significant incidents are reviewed regularly by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to designated members of our senior management. We would consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosures and other compliance decisions. Our management is tasked with apprising TSS’s independent public accounting firm of matters and any relevant developments.

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee. The Company’s IT department regularly uses specialist firms to independently test our cybersecurity controls. The IT management team is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with security personnel, threat intelligence and other information obtained from government, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial conditions. See “Risk Factors - Security breaches and attacks on our computer systems could lead to significant costs and disruptions that could harm our business, financial results and reputation”.

Item 2.	Properties.

We lease a production facility, warehouse and office space in Round Rock, Texas and in 2021 renewed a 7-year lease for this space. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

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

The market for our common stock is limited due to the relatively low trading volume of our common stock and lack of analyst coverage. Our common stock is currently quoted on the OTCQB tier of OTC Markets Group, Inc. under the symbol “TSSI.” The OTCQB is a centralized quotation service that collects and publishes market-maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTCQB, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2023 and 2022 as reported by the OTC Markets Group:

	2023		2022
	Low	High	Low	High

First Quarter	$0.42	$0.59	$0.32	$0.52
Second Quarter	0.25	0.50	0.38	0.46
Third Quarter	0.27	0.44	0.41	0.71
Fourth Quarter	0.25	0.45	0.51	0.68

As of March 28, 2024, there were 84 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners of our common stock.

We did not pay dividends on our outstanding stock during the years ended December 31, 2023 and 2022. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	970,000	$0.12	3,351,708
Equity compensation plans not approved by security holders	1,700,000	0.60	None
Total	2,670,000	$0.43	3,351,708

The following table provides information with respect to shares of our common stock that were acquired by the Company during the fourth quarter of 2023:

Monthly Period During the Quarter Ended December 31, 2023	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2023 - Oct. 31, 2023	-	$-	-	-
Nov. 1, 2023 – Nov. 30, 2023	17,790	$0.39
Dec. 1, 2023 – Dec. 31, 2023	-	$-	-	-
Total	17,790	$0.39

(a)	All of these shares were acquired from associates to satisfy tax withholding or purchase price requirements upon the exercise of stock option grants.

Item 6.	Selected Financial Data and Supplementary Financial Information

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

Overview

TSS, Inc. (“TSS”, the “Company”, “we”, “us” or “our”) provides a range of integration and technology services that enable enterprises and users to successfully implement, operate and maintain their Information Technology systems. As a provider of technology services businesses built on a platform of experienced program management, we have expertise in delivering complex, end-to-end IT technology solutions cost-effectively. These IT solutions can be deployed in a variety of physical settings such as data centers, co-location facilities, server rooms, modular or edge-based solutions, security operations, and communications facilities. Our services include rack and systems integration, configuration services, data center and modular data center facility management integrations, deployment and maintenance services, strategic procurement services, project management and technology consulting, design and engineering services. Our headquarters and our systems integration and configuration services facility are located in Round Rock, Texas

We support a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDC), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more computing and storage capacity. In 2023 these enterprises shifted their investment priorities towards artificial intelligence (AI) and accelerated computing infrastructure initiatives. Enterprises and data center operators are facing immense pressure to rapidly integrate and deploy the latest AI equipment and GPUs and will need to adopt these next-generation servers and custom rack-scale architectures to compete in the market successfully and quickly. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

Over the last ten years, we have focused our business on providing world-class integration services to our customer base. As computing technologies evolve, and as we currently see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our rack and systems integration businesses to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM customer to win contracts and to provide business to us under “Master Service Agreements”. The loss of this customer could have a material negative effect on our results. Our operational focus is to ensure this doesn’t happen.

Most of the components used in our systems integration business are consigned to us by our original equipment manufacturer (OEM) or their end-user customers. Thus our revenues reflect only the services we perform, and the consigned components are not reflected in our income statement or on our balance sheet. We also offer our customers strategic procurement services whereby we procure third-party hardware, software, and services on their behalf. Our configuration and integration service businesses integrate these components to deliver a complete system to our customers.

In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software, or services that are to be provided to our customers by another party. However, we have no control over the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement activities allow us to develop relationships with new hardware, software, and professional service providers and allow us to generate higher margins on integration projects by broadening our revenue and customer base.

Our facilities business rebounded in the second half of 2022 as COVID-related supply chain conditions improved and the number of Modular Data Center (MDC) deployments that we performed increased as we satisfied the backlog that had accumulated during the COVID pandemic. This led to a $3.9 million increase in revenues from MDC deployments in our fiscal year 2022. We have since seen a $3.7 million decrease in revenue from MDC deployments in 2023 compared to 2022. This whiplash impact has altered the underlying demand and delivery of MDC deployments, and we expect the number of MDC deployments that we complete to fluctuate on a quarterly basis for the foreseeable future, causing our quarterly revenues and profits to fluctuate. To offset this, we are selectively investing in direct sales capabilities to work alongside our OEM partners to re-create demand lost during and post the pandemic period.

Our systems integration business was negatively impacted during the COVID pandemic due to logistical and supply-chain issues. Supply constraints that initially were due to disruptions caused by the pandemic have continued to occur and create obstacles that still affect component supply to us and negatively impact our integration revenues. The latter half of 2023 was characterized by supply shortages of AI chips and servers, and challenges procuring fiber-optic and high-speed cables for example. We believe that these ongoing constraints will dissipate as additional production capacity comes online, and we are optimistic that increases in demand for AI solutions will create new opportunities to grow our integration business in 2024 and beyond. As this AI technology and other computing technology evolves, including liquid-cooled solutions, we believe this will drive growth in the data center market and provide new revenue opportunities for us. Despite these ongoing challenges, there has been an improvement in supply-chain issues since the second half of 2022, which, along with pricing adjustments, has helped us grow our integration revenues by 23% in 2023 compared to 2022.

The volume of transactions we engaged in with our strategic procurement services grew substantially in 2023. Customers value our ability to source disparate hardware, software and services and provide a single-source solution for their IT needs. In some cases, we merely act as agents in these transactions, and so the reported revenues will be different and only reflect our fees earned in the transaction. Overall, we were able to increase our revenues from procurement transactions by $25.3 million or 191%, compared to 2022. The aggregate gross value of all procurement transactions increased from $73 million in 2022 to $123.1 million in 2023.

Our total revenue in 2023 was $54.4 million, a $23.8 million or 78% increase from our 2022 revenues of $30.6 million. The majority of this increase came from growth in our procurement and systems integration businesses, offset by a $3M decrease in our facilities revenues as the number of MDC deployments decreased compared to 2022.

Our gross profits increased by $2 million or 23% compared to 2022, mainly due to the higher volumes of activity in our procurement and integration businesses. Our gross profit margin as a percentage of sales decreased to 20% in 2023 from 29% in 2022. The primary cause of the decrease in gross profit margin percentage was the increase in volume of our procurement business as a proportion of our total revenue, where we generally earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. Absent this business, the margins on our core integration and maintenance operations decreased to 36% in 2023 from 37% in 2022 due to the lower volume of maintenance business during 2023.

Our selling, general and administrative expenses of $8.9 million were 16% higher than the $7.7 million we recorded in selling, general and administrative expenses in 2022. The increase was primarily due to higher labor costs as we made a number of strategic investments during 2023 in our sales, marketing, production and support organizations, to enable us to expand our capabilities and to position us to capitalize on future growth opportunities.

Because of the higher overall gross profits, even with higher selling, general and administrative expenses, we were able to improve our operating profit by $0.8 million or 91% from 2022, recording operating income of $1,750,000 in 2023 compared to an operating profit of $914,000 that we recorded in 2022.

Our interest expense increased by $0.7 million compared to 2022. This was due to a combination of higher interest rates during 2023 and higher levels of activity in our procurement business compared to the prior year. During 2023 we transacted approximately $123.1 million in transactions in this business activity, although $84.5 million of this was for agent-type transactions. With the receivable-financing program that we have with a third-party banking partner, all of these procurement transactions are financed via this program, and we incur interest costs on the gross value of these transactions. As the gross volume increases in these procurement activities, our interest cost will increase. This increase in volume was exacerbated by the increase in interest rates during 2023. By comparison, we transacted approximately $72.8 million in such transactions in 2022.

We ended 2023 with $11.8 million of cash on hand, a decrease of $8.6 million from the balance at the end of 2022. This decrease was primarily due to the timing of cash flows connected with our procurement activities. The volume of procurement activities in progress was lower at the end of 2023 compared to the end of 2022. These activities resulted in a large increase in our accounts payable at the end of 2022 which were paid in the first quarter of 2023. The procurement activities drive large quarterly fluctuations in our accounts receivables, inventory and deferred revenues, depending on the timing of particular transactions. We were able to generate $14.7 million of cash flows from operations during 2022 but as the transactions completed, we used $8.3 million in operating activities during 2023. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities.

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

Management has reviewed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed these disclosures. In addition, there are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in these and other items could still have a material impact on our financial statements.

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

Maintenance services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract term. Our contracts are typically one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services on a ratable basis over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment. However, our history of non-payments and bad debt expense has been insignificant.

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We typically recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of expected credit losses based on current estimates, which also includes a review of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customer’s creditworthiness. As of December 31, 2023 and 2022, our allowance for doubtful accounts was $7,000.

Equipment sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment to customers in the United States. We typically recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment sales, however, if we do, we record the advance payment as deferred revenue. Normally we record accounts receivable at the time of shipment when our right to the consideration has become unconditional. Accounts receivable from our equipment sales are typically due within 30-45 days of invoicing.

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

Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf that are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenue upon completion of the procurement activity. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided to our customers by another party and we have no control of the goods before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer. Accounts receivable from our procurement activities are typically due within 30-60 days of invoicing.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in $’000):

	Year ended December 31,
	2023	2022
FACILITIES:
Maintenance revenues	$4,543	$3,668
Equipment sales	844	1,149
Deployment and other services	1,680	5,391
Total facilities revenues	7,067	10,208

SYSTEMS INTEGRATION:
Integration services	8,817	7,186
Procurement services	38,515	13,243
Total systems integration revenues	47,332	20,429
TOTAL REVENUES	$54,399	$30,637

Remaining Performance Obligations

Remaining performance obligations include deferred revenues and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2023, current deferred revenue of $3,370,000 consists of $2,404,000 representing our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $966,000 relating to procurement and integration services where we have yet to complete our services for our customers as of December 31, 2023, all of which are expected to be recognized within one year.

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

We use the Black-Scholes option valuation model to value employee stock option awards that are not performance-based awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For restricted stock awards, we use the quoted price of our common stock on the grant date as the fair value of the award. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method. For performance-based stock awards, if applicable, we may use third-party valuation specialists and a Monte-Carlo simulation model to ascertain the fair value of the award at grant date.

Results of Operations

Comparison of 2023 to 2022

Revenue

Revenue consists of fees earned from the planning, design and project management of mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services on these facilities. We also earn revenue from providing system configuration and integration services, including procurement services, to IT equipment vendors. Currently we derive all our revenue from the U.S. market.

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower-risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements, which generate higher profit margins generally, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all of the customer’s equipment (generally excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically we performed design, construction and project-management services in a concentrated number of high-value contracts for the construction of new data centers, but we have transitioned our business away from this market. We have also focused on providing maintenance services for modular data center applications as this market matures. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize the assets in that business, and through adding additional services such as procurement services and data center moves, to help drive volume through the facility. This includes adapting our integration services to stay abreast of emerging technologies such as immersion computing, liquid-cooled computing, and edge-based technology, so that we can help our customers succeed in these new markets.

Our total revenue in 2023 was $54.4 million, a $23.8 million or 78% increase from our 2022 revenues of $30.6 million. The majority of this increase came from growth of $25.3 million in our procurement business and from growth of $1.6 million in our systems integration business, offset by a $3.1 million decrease in our facilities revenues as the number of MDC deployments decreased compared to 2022.

Our procurement business involves us procuring third-party hardware, software and services on our customers’ behalf that are then typically used in our integration services as we integrate those components to deliver a completed system to our customer. The volume and timing of revenues from our procurement business has been unpredictable and subject to large fluctuations, especially on a quarterly basis. Most transactions are for discrete projects that do not recur, and the time to complete most projects is usually less than six months. In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customer by another party, and we have no control over the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. We had a substantial increase in the number of procurement transactions we completed in 2023 compared to 2022, including a large increase in agent-type transactions, that allowed us to increase revenues from procurement activities from $13.2 million in 2022 to $38.5 million in 2023.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 80% for the year ended December 31, 2023, compared to 71% for 2022. This increase is primarily due to the higher proportion of our total revenue that is from procurement services in 2023. Absent the procurement business, the cost of revenue as a percentage of revenue on our traditional integration and maintenance businesses was 64% in 2023 compared to 63% in 2022.

Our procurement revenues were 71% of total revenue in 2023 compared to 43% of total revenues in 2022. We earn much lower margins from our procurement services, unless we are acting as an agent in the transaction, than we do with our traditional maintenance and integration services. As the percentage of revenues derived from procurement services increases, we would anticipate that cost of revenue as a percentage of sales will also increase, and result in lower gross profit margins.

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

Gross Profit

Our gross profit margin for the year ended December 31, 2023 was 20% compared to a gross profit margin of 29% for the year ended December 31, 2022. This decrease in gross profit margin as a percentage of revenue compared to 2022 was primarily from the higher percentage of our total revenue in 2023 that came from procurement services. As the percentage of total revenue from procurement services increases, our gross profit margin will decrease as the cost of sales is higher for this revenue than our traditional integration and facilities revenues. Absent the impact from our procurement services, the gross profit margin on our traditional integration and facilities revenues was 36% in 2023 compared to 37% in 2022.

The growth in our total revenues in 2023 compared to 2022 allowed us to increase our overall gross profit by 23% or $2 million to $11 million in 2023 compared to gross profit of $9 million in 2022.

Our ability to maintain and to further improve gross profits will depend, in part, upon our ability to continue increasing sales of our higher-margin services including maintenance and integration services, improve our service margins by passing our higher operating costs on to our customers through increasing pricing, improving the operating efficiency of the integration business including utilization of our direct labor, and increasing the total revenues to a level that will allow us to increase and improve the utilization of our integration and service operations. Our gross profit margin is also likely to fluctuate based on the proportion of our total revenues that comes from our procurement activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales and incentive compensation, for our executive, administrative, sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the year ended December 31, 2023, our selling, general and administrative expenses of $8.9 million increased by $1.2 million, or 16%, compared to 2022. The increase was primarily due to higher labor costs as we made a number of strategic investments during 2023 in our sales, marketing, production and support organizations, to enable us to expand our capabilities and to position us to capitalize on future growth opportunities.

Operating income

Because of the higher absolute gross profits, even with the higher level of selling, general and administrative expenses, we were able to improve our operating profit by $0.8 million or 91% from 2022 and record an operating income of $1,750,000 in 2023 compared to operating income of $914,000 that we recorded in 2022.

Interest expense, net

For the year ended December 31, 2023 we recorded interest expense, net of interest income, of $1,616,000. This compares to interest expense, net of interest income, of $931,000 for the year ended December 31, 2022. The increase in interest expense was due to both higher interest rates in 2023 compared to 2022 and to an increase in the value of transactions that were factored, which was approximately $137 million in 2023 compared to approximately $87.8 million in 2022. The increase in amounts factored was because of the higher number of procurement projects, including agent-type transactions, that we processed in 2023. This increase in interest expense attributable to factoring was partially offset in 2023 when there was no interest expense for related party debt which was extinguished in July 2022. We were also able to offset this increase with an additional $322,000 of interest income during 2023 as we managed cash flows from our procurement transactions and were able to invest surplus funds until required.

Income tax expense

Due to a history of consolidated net operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2023, our accumulated net operating loss carry-forward was $40 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Net income (loss)

After net interest and income taxes, we recorded net income of $74,000, or $0.00 per share for the year ended December 31, 2023. This compares to a net loss of $73,000, or $(0.00) per share we recorded for the year ended December 31, 2022.

Comparison of 2022 to 2021

Revenue

Our total revenue in 2022 was $30.6 million, a $3.2 million or 12% increase from our 2021 revenues of $27.4 million. Our facilities revenues increased by $3.1 million or 44% to $10.2 million, driven by an increase in deployments of MDCs as customer projects delayed by the COVID-19 pandemic during 2021 were now able to be completed. Our systems integration revenues grew by $1.5 million or 27% compared to 2021 as supply-chain issues attributable to the COVID-19 pandemic dissipated, and because of stronger demand from our OEM partner. Our procurement revenues decreased by $1.4 million or 10% compared to 2021 because we completed more agent-type transactions in 2022 than we did in 2021, resulting in lower recorded revenue but higher profits from this line of business.

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

The cost of revenue as a percentage of revenue was 71% for the year ended December 31, 2022, compared to 77% for 2021. This decrease in margin percentage from 2021 reflects the lower proportion of our total revenues that come from our procurement activities. Our procurement revenues were 43% of total revenue in 2022 compared to 54% of total revenues in 2021. We earn much lower margins on product purchase/resell services, unless we are acting as an agent in the transaction, than we do with our traditional maintenance and integration services. As the percentage of revenues derived from procurement services decreases, we would anticipate that cost of revenue as a percentage of sale will decrease.

Gross Profit

Our gross profits increased by $2.6 million or 41% compared to 2021, mainly due to the higher volume of activity across all our business units, and our gross profit margin as a percentage of sales increased to 29% in 2022 from 23% in 2021. The increase in gross profit was greater than the increase in total revenues due in part to the impact of growth in the number of agent-type transactions in our procurement business in 2022. Under these transactions we recognize as revenue the net margin we receive after paying the other party for goods or services that they deliver to the customer. Profits from our procurement services increased by $1.7 million in 2022 compared to 2021. Absent this business, the margins on our core integration and maintenance operations decreased from 44% in 2021 to 37% in 2022 despite higher revenues. This was primarily due to an increase in costs, particularly labor costs, in our integration business that reflected higher wage inflation, higher levels of employee turnover that impacted efficiency, and development and other costs incurred in developing and introducing new types of integration service during 2022.

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

Interest expense

For the year ended December 31, 2022, we recorded interest expense, net of interest income, of $931,000. This compared to interest expense, net of interest income, of $401,000 for the year ended December 31, 2021. The increase in interest expense was due to the higher number of agent-type transactions that were factored in our procurement business compared to 2021. Interest expense in our procurement activities increased by $480,000 in 2022 due to the higher number of transactions and the impact of higher interest rates during 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at December 31, 2023 are our cash and cash equivalents on hand, funds available under our bank credit facility and projected cash flows from operating activities.

As of December 31, 2023, the Company had an accumulated deficit of $66,311,000. Although we reported operating income in 2023 and 2022 and net income in 2023, we do have a history of annual operating and net losses which have been due, in part, to the effects of COVID-19 and subsequent supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern.  Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing program, and trade credit extended to us by our vendors, or under our revolving credit facilities with our bank. If our future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of procurement services. There can be no assurance as to the Company’s ability to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and seen an improvement in supply chain constraints. We believe that we will continue to be profitable on a quarterly and annual basis in 2024 and beyond. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

As of December 31, 2023 and 2022, we had cash and cash equivalents of $11.8 million and $20.4 million, respectively.

Significant uses of cash

Operating activities:

Cash used in operating activities was $8.3 million for the year ended December 31, 2023, compared to cash provided by operating activities of $14.7 million for the year ended December 31, 2022. This change in cash from operating activities was primarily attributable to the timing and financial impacts of our procurement services. The volume of procurement activities was higher at the end of 2023 compared to the end of 2022, however, at the end of 2022 we were able to be paid for multiple large procurement projects but had yet to pay vendors for these same projects. This resulted in an increase of approximately $14 million in our outstanding accounts payable at the end of 2022. During the first quarter of 2023 we paid those vendors, and both our cash and accounts payable decreased by over $14 million. The increases in our inventory and receivables in 2023 compared to 2022 are also attributable to the timing of in-progress procurement projects. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, due to timing, it is possible to see fluctuations on a quarterly and annual basis for procurement projects that are in progress at the end of a reporting period. We believe that we will have adequate trade credit available to use to continue financing our procurement activities as we grow this business during 2024 and beyond.

Investing activities:

Cash used in investing activities was $0.3 million in 2023, primarily for the upgrading of our integration business and improvements to our facility. This compares to cash used in investing activities of $0.5 million in 2022 for the expansion and upgrading of our integration facility to support our business.

Finance activities:

Cash used in financing activities was $40,000 in 2023 compared to cash used in financing activities of $1.8 million during 2022. The cash used in financing activities during 2023 was for the purchase of stock related to tax obligations around vesting of restricted stock by our employees. In 2022 we used $134,000 for tax obligations around restricted stock vesting, and we received $41,000 in proceeds from the exercise of stock options by employees. We also received $367,000 in proceeds from the exercise of warrants by our former note holders, and we used $2.045 million to repay all of the company’s outstanding long-term debt upon its maturity in July 2022.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding estimated revenues and future costs and our ability to secure sources of funding when needed. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage during 2024 and beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

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

In June 2016, FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets. Among the provisions of ASU 2016-13 is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need only consider past events and current conditions in measuring an incurred loss. This guidance was adopted by us in the fourth quarter of 2023 and did not have a material impact on our consolidated results of operation, cash flows, financial position or disclosure.

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

Recently Issued Accounting Pronouncements

In November 2023, FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. (“ASU 2023-07”). ASU 20203-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision-maker, and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-07 will become effective for the fiscal year 2024 annual financial statements and interim financial statements thereafter, and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We intend to adopt the standard when it becomes effective in the fiscal year 2024 annual financial statements and we are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

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

Board of Directors and Stockholders

TSS, Inc.

Round Rock, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TSS, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements the Company had one customer which accounted for 96% and 96%, respectively, of total revenue for the years ended December 31, 2023 and 2022. Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s ability to continue as a going concern included obtaining an understanding of the design and implementation of management’s controls and testing the reasonableness of the forecasted revenue, operating expenses, and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year beyond the date of the financial statements being audited. This testing included inquiries of management, comparison of prior period forecasts to operating results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditors since 2015.

PCAOB ID 410

Austin, Texas

March 28, 2024

TSS, Inc.

Consolidated Balance Sheets

(in ’000 except per-share amounts)

	December 31,
	2023	2022
Current Assets:
Cash and cash equivalents	$11,831	$20,397
Contract and other receivables, net	3,527	2,745
Costs and estimated earnings in excess of billings on uncompleted contracts	1,310	231
Inventories, net	2,343	862
Prepaid expenses and other current assets	302	175
Total current assets	19,313	24,410
Property and equipment, net	628	587
Lease right-of-use asset	4,062	4,717
Goodwill	780	780
Other intangible assets, net	-	35
Other assets	817	877
Total assets	$25,600	$31,406

Current Liabilities:
Accounts payable and accrued expenses	$14,362	$21,616
Deferred revenues	3,370	2,080
Current portion of lease liabilities	688	467
Total current liabilities	18,420	24,163
Non-current portion of lease liabilities	3,631	4,309
Total liabilities	22,051	28,472

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, 49,000 shares authorized; 23,533 and 23,197 issued; 21,771 and 21,540 outstanding at December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	72,103	71,522
Treasury stock 1,762 and 1,657 shares at cost at December 31, 2023 and, 20221, respectively	(2,245)	(2,205)
Accumulated deficit	(66,311)	(66,385)
Total stockholders' equity	3,549	2,934
Total liabilities and stockholders’ equity	$25,600	$31,406

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2023	2022

Revenue	$54,399	$30,637
Cost of revenue	43,398	21,657
Gross profit	11,001	8,980
Selling, general and administrative expenses	8,931	7,683
Depreciation and amortization	320	383
Income from operations	1,750	914
Interest expense, net	(1,616)	(931)
Income (loss) before income tax provision	134	(17)
Income tax provision	60	56
Net income (loss)	$74	$(73)

Basic & diluted net income per share	$0.00	$(0.00)

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in ‘000)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2022	20,286	$2	$70,584	(1,424)	$(2,071)	$(66,312)	$2,203
Restricted stock vested	618	-	-	-	-	-	-
Treasury stock repurchased	-	-	-	(233)	(134)	-	(134)
Issuance of shares on option exercise	410	-	41	-	-	-	41
Exercise of warrants	1,883	-	367	-	-	-	367
Stock-based compensation	-	-	530	-	-	-	530
Net loss for the year	-	-	-	-	-	(73)	(73)
Balance December 31, 2022	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934
Restricted stock vested	336	-	-	-	-	-	-
Treasury stock repurchased	-	-	-	(105)	(40)	-	(40)
Stock-based compensation	-	-	581	-	-	-	581
Net income for the year	-	-	-	-	-	74	74
Balance December 31, 2023	23,533	$2	$72,103	(1,762)	$(2,245)	$(66,311)	$3,549

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in ’000)

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$74	$(73)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	320	383
Stock-based compensation	581	530
Amortization of discount on note payable	-	22
Changes in operating assets and liabilities:
Contracts and other receivables	(782)	(899)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,079)	342
Inventories, net	(1,481)	(15)
Prepaid expenses and other current assets	(136)	156
Right-of-use assets	655	849
Accounts payable and accrued expenses	(7,254)	14,600
Deferred revenues	1,290	(377)
Operating lease liabilities	(457)	(806)
Net cash provided by (used in) operating activities	(8,269)	14,712
Cash Flows from Investing Activities:
Capital expenditures	(257)	(536)
Net cash used in investing activities	(257)	(536)
Cash Flows from Financing Activities:
Repurchase of treasury stock	(40)	(134)
Repayment of long-term borrowings	-	(2,045)
Proceeds from exercise of warrants	-	367
Proceeds from issuance of stock	-	41
Net cash used in financing activities	(40)	(1,771)
Net increase (decrease) in cash	(8,566)	12,405
Cash, beginning of period	20,397	7,992
Cash, end of period	$11,831	$20,397
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,963	$944
Cash paid for taxes	47	43

See accompanying notes to consolidated financial statements.

Note 1 -	Significant Accounting Policies

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

Liquidity

As of December 31, 2023, the Company had an accumulated deficit of $66,311,000. Although we reported operating income in 2023 and in 2022 and net income in 2023, we do have a history of annual operating and net losses over recent years which have been due, in part, to the effects of COVID-19 and subsequent supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern.  Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, and trade credit extended to us by our vendors or under our revolving credit facilities with our bank. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability, and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to continue to operate profitably or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and seen an improvement in supply chain constraints. We believe that we will continue to be profitable on a quarterly and annual basis in 2024. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and debt.  The carrying amounts of the other financial instruments approximate their fair value at December 31, 2023 and 2022, due to the short-term nature of these items. See Note 7 – Fair Value Measurements.

Accounting for Business Combinations

We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, is recorded as goodwill.

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer contracts, leases, and any other significant assets or liabilities and contingent consideration. Preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.

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

Maintenance services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract term. Our contract terms are typically one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services on a ratable basis over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment. However, our history of non-payments and bad debt expense has been insignificant.

Integration services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We typically recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2023, and 2023, our allowance for doubtful accounts was $7,000.

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

Deployment and Other services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts, installation and servicing of equipment including modular data centers that we sold, and other fixed-price services including repair, design and project management services, or the moving of equipment to a different location. In some cases, we arrange for a third party to perform warranty and servicing of equipment, and in these instances, we recognize revenue as the amount of any fees or commissions that we expect to be entitled to. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Years ended December 31,
	2023	2022
FACILITIES:
Maintenance revenues	$4,543	$3,668
Equipment sales	844	1,149
Deployment and other services	1,680	5,391
Total facilities revenues	7,067	10,208

SYSTEMS INTEGRATION:
Integration services	8,817	7,186
Procurement services	38,515	13,243
Total systems integration revenues	47,332	20,429
TOTAL REVENUES	$54,399	$30,637

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2023, deferred revenue of $3,370,000 includes $2,404,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $966,000 relates to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. Contract liabilities, consisting of deferred revenues were $2,080,000 at December 31, 2022 and $2,457,000 at December 31, 2021.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We award shares of restricted stock and stock options to employees, managers, executive officers, and directors.

During the years ended December 31, 2023 and 2022, we incurred approximately $0.6 million and $0.5 million, respectively. in non-cash compensation expense, which was included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Concentration of Credit Risk

We are economically dependent upon our relationship with a large US-based IT Original Equipment Manufacturer (OEM). If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to them would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown:

	2023	2022
U.S.-based IT OEM	96%	96%

No other customers represented more than 10% of our revenues for any periods presented. Our U.S. based IT OEM customer represented 96% and 93% of our trade accounts receivable at December 31, 2023 and 2022, respectively. No other customer represented more than 10% of our accounts receivable at December 31, 2023 or 2022.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $11.6 million and $20.1 million in excess of FDIC insured limits at December 31, 2023 and 2022, respectively.

Contract and Other Receivables

Accounts receivable are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on estimated credit losses, based on factors related to the specific credit risk of each customer. Historically our credit losses have been minimal. We perform credit evaluations of new customers and may require prepayments or use of bank instruments such as trade letters of credit to mitigate credit risk. We monitor outstanding amounts to limit our credit exposure to individual accounts. We continue to pursue collection even if we have fully provided for an account balance.

The following table summarizes the changes in our allowance for doubtful accounts (in ’000):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$7	$7
Additions charged to expense	-	-
Recovery of amounts previously reserved	-	-
Amounts written off	-	-
Balance at end of year	$7	$7

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

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets at December 31, 2023 and 2022 and concluded there was no impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment at December 31, 2023 or 2022 for our goodwill and other long-lived intangible assets. At December 31, 2023 and 2022, the carrying value of goodwill was $0.8 million.

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

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as sales of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $137 million and $87.8 million for the years ended December 31, 2023 and 2022, respectively. We paid financing fees under this arrangement of approximately $1,963,000 and $810,000 for the years ended December 31, 2023 and 2022, respectively, which was recorded as interest expense, net in our consolidated statement of operations excluding $6,000 that was recorded as deferred costs at December 31, 2023 as the interest related to projects where revenue has not yet been recognized. These deferred costs will be recorded as interest expense when the project revenue has been recognized.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In March 2020, FASB issued Accounting Standards Update ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020, and was adopted by us in the fourth quarter of 2022 and did not have any material impact on our consolidated results of operations, cash flows, financial position or disclosure.

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

In May 2019, FASB issued Accounting Standards Update 2019-15, Financial Instruments – Credit Losses (Topic 326), (AASU 2019-15”). ASU 2019-15 provides guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit loss standard to measure financial assets at amortized cost (except held-to-maturity securities) using the fair value option. The effective date and transition methodology are the same as in ASU 2016-13. We adopted this guidance effective January 1, 2023, and it did not have a material impact on our financial results of operations.

Recently Issued Accounting Pronouncements

In November 2023, FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. (“ASU 2023-07”). ASU 20203-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision-maker, and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-07 will become effective for the fiscal year 2024 annual financial statements and interim financial statements thereafter, and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We intend to adopt the standard when it becomes effective in the fiscal year 2024 annual financial statements and we are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

Note 2 -	Supplemental Balance-sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	December 31, 2023	December 31, 2022
Contract and other receivables	$3,534	$2,752
Allowance for doubtful accounts	(7)	(7)
	$3,527	$2,745

Contract assets, consisting of accounts receivable, were $ 1,846,000 at December 31, 2021.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	December 31, 2023	December 31, 2022
Materials and component parts	$258	$406
Reseller inventories	2,106	460
Reserve	(21)	(4)
Inventories, net	$2,343	$862

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	December 31, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(870)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	December 31, 2023	December 31, 2022
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At December 31, 2023, the date of our last annual test, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $35,000 and $91,000 for the years ended December 31, 2023, and 2022, respectively.

Property and equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful			December 31,
	Lives			2023	2022
	(years)

Trade equipment		5		$398	$322
Leasehold improvements	2	–	5	1,050	964
Furniture and fixtures		7		28	36
Computer equipment and software		3		2,335	2,233
				3,811	3,555
Less accumulated depreciation				(3,183)	(2,968)
Property and equipment, net				$628	$587

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $0.2 and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	December 31,
	2023	2022
Accounts payable	$12,414	$19,959
Accrued expenses	746	494
Compensation, benefits and related taxes	1,087	1,102
Other accrued expenses	115	61
Total accounts payable and accrued expenses	$14,362	$21,616

Note 3 -	Revolving Line of Credit

In May 2023, we renewed our revolving line of credit (the “credit facility”) with Susser Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”), dated effective May 5, 2023. The obligations under the credit facility are secured by substantially all of our assets. Our wholly-owned subsidiaries, Vortech L.L.C., and VTC, L.L.C., jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 8.50% at December 31, 2023) and such interest rate shall not be less than 3.50% per annum. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we paid a loan origination fee of 0.5%, payable in advance upon entering into the credit facility. The credit facility matures on May 5, 2024.

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

The maximum amount we would have been eligible to borrow at December 31, 2023 was approximately $110,000. There were no amounts outstanding under this credit facility at December 31, 2023.

Note 4 -	Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 15 to 65 months. As of December 31, 2023, we have not entered into any lease arrangement classified as a finance lease.

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

	Years ended December 31,
	2023	2022

Lease expense
Operating lease cost	$869	$844

Operating Lease – operating cash flows	$(457)	$(806)
New right-of-use assets – operating leases	-	-

The following presents information regarding the Company's operating leases as of December 31:

	2023	2022
Weighted average remaining lease term – operating leases (months)	63	75
Weighted average discount rate – operating leases	6%	6%

Future minimum lease payments under non-cancellable leases as of December 31, 2023, were as follows (in ‘000’s):

Fiscal Year
2024	$890
2025	909
2026	934
2027	962
2028	991
Thereafter	250
Total minimum future lease payments	4,936
Less imputed interest	(617)
Total	$4,319

Reported as of December 31, 2023:
Current portion of lease liability	$688
Non-current portion of lease liability	3,631
$4,319

Note 5 –	Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from continuing operations consists of the following (in $’000):

	Year Ended December 31,
	2023	2022
Current:
Federal	$-	$-
State	60	56
Deferred:
Federal	-	-
State	-	-
Total provision for income taxes before valuation allowance	$60	$56
Change in valuation allowance	-	-
Total provision for income taxes	$60	$56

The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$153	$201
Net operating loss carryover	8,866	9,105
Goodwill and other intangibles	42	59
Deferred compensation	81	51
Depreciation	(25)	110
Deferred revenue	-	6
Lease liability	924	1,081
Interest expense	438	196
Other carryovers and credits	2	2
Total deferred tax assets	10,481	10,811

Deferred tax liabilities:
Prepaid expenses	$(14)	$(14)
Right-of-use asset	(869)	(1,068)
Total deferred tax liabilities	(883)	(1,082)
Valuation Allowance	(9,598)	(9,729)
Net deferred tax asset (liability)	$-	$-

At December 31, 2023 and 2022, we had net operating losses (“NOL”) of approximately $40 million and $41 million, respectively, to offset future taxable income. A portion of the Company’s NOL will begin to expire in 2028.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2023, and 2022. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. During 2023, the valuation allowance decreased by approximately $131 thousand due to continuing operations. In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years and have determined that it does not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2021 tax year forward remain open under statutes of limitation. Operating losses generated in years prior to 2021 remain open to adjustment until the statute closes for the tax year in which the net operating losses are utilized.

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for the years ended December 31, 2023 and 2022 primarily as a result of the following:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax, net of income tax benefit	37.4%	(21.4)%
Change in state rates	15.4%	27.9%
Effect of permanent differences	17.5%	6.5%
Stock compensation	43.4%	(34.98)%
Change in valuation allowance	(88.5)%	(27.2)%
Total	46.2%	(28.2)%

Note 6 –	Commitments and Contingencies

For the years ended December 31, 2023 and 2022, rent expense included in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for operating leases was approximately $0.2 million for both years. Rent expense included in cost of revenue for operating leases was $1 million and $0.7 million for the years ended December 31, 2023, and 2022, respectively.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2023, these open purchase order commitments amount to approximately $8.9 million. The majority of services to be delivered and inventory or equipment to be received is expected to be satisfied during the first six months of 2024 at which time these commitments will be fulfilled.

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

Note 7 –	Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2023, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities, including goodwill and property and equipment, are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 8 –	Share-Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015, our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares.  At our 2021 Annual Meeting of Stockholders our stockholders approved an increase further 3.0 million shares of our common stock reserved for our 2015 plan. At December 31, 2023, 2,342,374 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the year ended December 31, 2023.

Stock-based Compensation Expense

For the years ended December 31, 2023 and 2022, we recognized stock-based compensation of approximately $581,000 and $530,000, respectively, which was included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

As of December 31, 2023, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $0.9 million with a weighted average remaining vest life of 1.44 years.

Stock Options

Although we have historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2023 and 2022. Option grants can have various vesting features but typically involve time-based vesting.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for stock-option grants for the years ended December 31, 2023 and 2022:

Black-Scholes-Merton

	2023	2022

Volatility	69.1%	68.7%
Expected life of options (in years)	5	5
Risk-free interest rate	4.19%	4.27%
Dividend yield	0%	0%

During the year ended December 31, 2023 we granted stock options to purchase 330,000 shares of common stock at a weighted-average exercise price of $0.39 per share, which reflected the 30-day weighted fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace on the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the year ended December 31, 2023, as determined under the Black-Scholes-Merton valuation model was $0.20.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2023 and 2022:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2022	1,450,000	$0.24	-	$-
Options granted	1,450,000	$0.62
Options exercised	(410,000)	$0.10
Options cancelled and expired	(150,000)	$(0.40)
Shares under option, December 31, 2022	2,340,000	$0.49	6.44
Options granted	330,000	$0.39
Options exercised	-	$-
Options cancelled and expired	-	$-
Shares under option, December 31, 2023	2,670,000	$0.43	7.39	$98

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2023 and 2022:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2022	150,000	$0.46
Options granted	1,450,000	$0.41
Vested during period	(50,000)	$(0.59)
Options cancelled	-	$-
Non-vested shares under option, December 31, 2022	1,550,000	$0.42
Options granted	330,000	$0.20
Vested during period	(533,333)	$(0.43)
Options cancelled	-	$-
Non-vested shares under option, December 31, 2023	1,346,667	$0.32

The following table includes information concerning stock options exercisable and stock options expected to vest at December 31, 2023:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	1,323,333	5.77	$0.39	$98
Stock options expected to vest	1,346,667	8.98	$0.56	$-
Options exercisable and expected to vest	2,670,000

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

The fair value of restricted stock awarded for the years ended December 31, 2023, and 2022 was $599,000 and $239,000, respectively, and was calculated using the value of TSS’ common stock on the grant date. The value of awards are amortized over the vesting periods of the awards taking into account the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2023, and 2022:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2022	900,000	$0.88
Granted restricted stock	505,000	$0.48
Cancelled restricted stock	(186,000)	$(0.65)
Vested restricted stock	(618,333)	$(0.91)
Unvested December 31, 2022	600,667	$0.62
Granted restricted stock	1,143,000	$0.52
Cancelled restricted stock	(133,667)	$(0.61)
Vested restricted stock	(336,000)	$(0.72)
Unvested December 31, 2023	1,274,000	$0.51

Note 9 –	Common Stock Repurchases

During the years ended December 31, 2023, and 2022, we repurchased 104,711 and 232,526 treasury shares, respectively, with an aggregate value of approximately $40,000 and $134,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance, net of the exercise price to the employee.

Note 10 –	Related Party Transactions

We had the following related party balances that are included in our Consolidated Statement of Operations (in ’000’s):

Related party transactions: (in ’000’s)	Years Ended December 31,
	2023	2022
Interest expense:
MHW	$-	$71
MHW Partners	-	57

Peter H. Woodward, the Chairman of our Board of Directors, is a principal of MHW Capital Management, LLC, which is the investment manager of MHW and MHW Partners. MHW Capital Management LLC is entitled to a performance-related fee tied to appreciation in the valuation of the common stock in excess of the applicable strike price under the warrant issued to MHW

Note 11 –	Net Income (Loss) Per-Share

Basic and diluted income (loss) per share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purpose of determining diluted income per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for income from continuing operations. In the table below, income (loss) represents the numerator and shares represent the denominator (in thousands except per share amounts):

	Years Ended
	December 31,
	2023	2022

Basic net income (loss) per share:
Numerator:
Net income (loss)	$74	$(73)
Denominator:
Weighted-average shares of common stock outstanding	21,602	20,061

Basic net income (loss) per share	$0.00	$(0.00)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$74	$(73)
Denominator:
Weighted-average shares of common stock outstanding	21,602	20,061
Dilutive options and warrants outstanding	419	-
Number of shares used in diluted per-share computation	22,021	20,061

Diluted net income (loss) per share	$0. 00	$(0.00)

For the years ended December 31, 2023 and 2022, 3,226,000 and 2,969,000 potentially dilutive shares, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 12 -	Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities, and systems integration. Our facilities unit is involved in the design, project management and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers. All of our revenues are derived from the U.S. market. Segment operating results reflect earnings before stock-based compensation, acquisition-related expenses, other expenses, net, and provision for income taxes.

Revenue and operating result by reportable segment reconciled to reportable net loss for the years ended December 31, 2023 and 2022 and other segment-related information is as follows (in thousands):

	Year Ended December 31,
	2023	2022

Revenues:
Facilities	$7,067	$10,208
Systems integration services	47,332	20,429
Total revenues	$54,399	$30,637
Operating income (loss):
Facilities	$1,292	$1,595
Systems integration services	458	(681)
Operating income (loss)	$1,750	$914

Depreciation and amortization expense:
Facilities design and maintenance	$131	$132
Systems integration services	189	251
Consolidated depreciation and amortization expense	$320	$383

Interest expense, net
Facilities design and maintenance	$188	$350
Systems integration services	1,428	581
Consolidated interest expense, net	$1,616	$931

Total Assets
Facilities	$689	$675
Systems integration services	6,768	3,790
Other consolidated activities	18,143	26,941
Total assets	$25,600	$31,406

Other consolidated activities includes assets not specifically attributable to each business segment including cash, prepaid and other assets that are managed at a corporate level.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption “Management and Corporate Governance” in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2023 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Management and Corporate Governance,” and “Executive Officer and Director Compensation” in the 2024 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Related Person Transactions” and “Management and Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Registered Public Accounting Firms” in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2023 and 2022 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

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

10.4‡

Amendment No.1 to Executive Employment Agreement, effective as of March 14, 2012, between Fortress International Group, Inc. and Anthony Angelini (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012, and incorporated herein by reference).

10.5‡

Stock Option Agreement, dated as of April 30, 2012, between Fortress International Group, Inc. and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.6‡

Stock Option Agreement dated as of April 30, 2012 between Fortress International Group, Inc. and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s common stock (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 8, 2012 and incorporated herein by reference).

10.7‡

Amendment to Stock Option Agreement, dated as of April 10, 2017 between TSS, Inc. and Anthony Angelini with respect to options to purchase 250,000 shares of the Company’s Common Stock (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.8‡

Amendment to Stock Option Agreement, dated as of April 10, 2017 between TSS, Inc. and Anthony Angelini with respect to options to purchase 500,000 shares of the Company’s Common Stock (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.9‡

Employment Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).

10.10‡

Award Agreement, dated August 29, 2014, between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 29, 2014, and incorporated herein by reference).

10.11‡

Amendment to Award Agreement, dated as of April 10, 2017 between TSS, Inc. and John K. Penver (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on April 11, 2017, and incorporated herein by reference).

10.12‡

Executive Employment Agreement dated January 22, 2018, between TSS, Inc. and Kieran P. Brennan (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

10.13‡

Award Agreement dated January 27, 2018, between TSS, Inc. and Kieran P. Brennan (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

10.14‡

TSS, Inc. 2015 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2015 and incorporated herein by reference).

10.15

Business Loan Agreement, dated effective December 31, 2020 between TSS, Inc. and Texas Capital Bank , National Association (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 17, 2021, and incorporated herein by reference).

10.16

Business Loan Agreement, dated as of May 13, 2022, between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022, and incorporated herein by reference).

10.17	Business Loan Agreement, dated as of May 11, 2023, between the Company and Susser Bank (previously filed with the Commission as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2023, and incorporated herein by reference).

10.18

Executive Employment Agreement dated November 14, 2022, between TSS, Inc. and Darryll Dewan (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.19

Award Agreement dated November 14, 2022, between TSS, Inc. and Darryll Dewan (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.20

Transition Services and Separation Agreement, dated November 14, 2022, between TSS, Inc. and Anthony Angelini (previously filed with the Commission as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.21‡*	Executive Employment Agreement dated November 2, 2022, between TSS, Inc. and Todd K. Marrott.

10.22‡*	Award Agreement dated November 2, 2022, between TSS, Inc. and Todd K. Marrott.

21.1*	Listing of subsidiaries

23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2023 and 2022.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date: March 28, 2024	By:	/s/ Darryll Dewan
Darryll Dewan
Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2024	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 28, 2024.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Darryll Dewan	Chief Executive Officer and Director
Darryll Dewan	(Principal Executive Officer)

/s/ John K. Penver	Chief Financial Officer
John K. Penver	(Principal Financial Officer and Accounting Officer)

/s/ Richard M. Metzler	Director
Richard M. Metzler