Form 10-Q
period 2024-03-31
TSS, Inc.
filed 2024-05-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 14, 2024:              22,028,264

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2024

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

Forward looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31, 2024	December 31, 2023
	(unaudited)

Current Assets:
Cash and cash equivalents	$14,383	$11,831
Contract and other receivables, net	4,570	3,527
Costs and estimated earnings in excess of billings on uncompleted contracts	487	1,310
Inventories, net	848	2,343
Prepaid expenses and other current assets	202	302
Total current assets	20,490	19,313
Property and equipment, net	617	628
Lease right-of-use assets	3,973	4,062
Goodwill	780	780
Other assets	931	817
Total assets	$26,791	$25,600

Current Liabilities:
Accounts payable and accrued expenses	$16,290	$14,362
Deferred revenues	2,605	3,370
Current portion of lease liabilities	745	688
Total current liabilities	19,640	18,420
Non-current portion of lease liabilities	3,492	3,631
Total liabilities	23,132	22,051

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at March 31, 2024 and December 31, 2023; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at March 31, 2024 and December 31, 2023; 23,909 and 23,533 issued; 21,729 and 21,771 outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	72,253	72,103
Treasury stock 1,882 and 1,762 shares at cost at March 31, 2024 and December 31, 2023	(2,300)	(2,245)
Accumulated deficit	(66,296)	(66,311)
Total stockholders’ equity	3,659	3,549
Total liabilities and stockholders’ equity	$26,791	$25,600

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in thousands, except per-share amounts; unaudited)

	Three Months Ended March 31
	2024	2023
Results of Operations:
Revenue	$15,892	$6,574
Cost of revenue	13,178	4,888
Gross profit	2,714	1,686
Selling, general and administrative expenses	2,389	2,262
Depreciation and amortization	72	89
Total operating costs	2,461	2,351
Income (loss) from operations	253	(665)
Other income (expense):
Interest expense, net	(228)	(112)
Income (loss) from operations before income taxes	25	(777)
Income tax expense	10	9

Net income (loss)	$15	$(786)

Basic income (loss) per common share	$0.00	$(0.04)
Diluted income (loss) per common share	$0.00	$(0.04)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts, unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2023	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934
Restricted stock vested	3	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(1)	(1)	-	(1)
Stock-based compensation	-	-	140	-	-	-	140
Net loss	-	-	-	-	-	(786)	(786)
Balance at March 31, 2023	23,200	$2	$71,662	(1,658)	$(2,206)	$(67,171)	$2,287

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2024	23,533	$2	$72,103	(1,762)	$(2,245)	$(66,311)	$3,549
Restricted stock vested	376	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(120)	(55)	-	(55)
Stock-based compensation	-	-	150	-	-	-	150
Net income	-	-	-	-	-	15	15
Balance at March 31, 2024	23,909	$2	$72,253	(1,882)	$(2,300)	$(66,296)	$3,659

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$15	$(786)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	72	89
Stock-based compensation	150	140
Changes in operating assets and liabilities:
Contract and other receivables	(1,043)	(83)
Costs and estimated earnings in excess of billings on uncompleted contracts	823	(166)
Inventories, net	1,495	(6,443)
Prepaid expenses and other assets	(36)	(79)
Right-of-use assets	89	169
Accounts payable and accrued expenses	1,928	(6,374)
Deferred revenues	(765)	(21)
Operating lease liabilities	(82)	9
Net cash provided by (used in) operating activities	2,646	(13,545)

Cash Flows from Investing Activities:
Capital expenditures	(39)	(185)
Net cash used in investing activities	(39)	(185)

Cash Flows from Financing Activities:
Repurchase of stock	(55)	(1)
Net cash provided by (used in) financing activities	(55)	(1)
Net increase (decrease) in cash and cash equivalents	2,552	(13,731)
Cash and cash equivalents at beginning of period	11,831	20,397
Cash and cash equivalents at end of period	$14,383	$6,666
Supplemental disclosure of cash flow information:
Cash paid for interest	$316	$140
Cash paid for taxes	$-	$14

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

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2023, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity and cash flows. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity

As of March 31, 2024, the Company had an accumulated deficit of $66.3 million. We have recorded operating and net income in our four most recent quarters, but we have a history of annual operating or net losses over recent years which have been due, in part, to the effects of the COVID-19 pandemic and subsequent supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving credit facilities with our bank. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of reseller services. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have a been able to grow our revenues and order backlog and seen an improvement in supply chain constraints. We believe that we will be profitable in the next quarter and for the year ended December 31, 2024. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Integration Services

We generate integration services revenues from fees that provide our customers with customized system and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of March 31, 2024, and December 31, 2023, our allowance for doubtful accounts was $7,000.

Equipment and Material Sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment or materials to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods. Typically, we do not receive advance payments for equipment or material sales; however, if we do, we record the advance payment as deferred revenues. Normally we record accounts receivable at the time of shipment, when our right to the consideration has become unconditional. Accounts receivable from our equipment and material sales are typically due within 30-45 days of invoicing.

Deployment and Other Services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts, installation and servicing of equipment, including modular data centers that we sold, and other fixed-price services, including repair, design and project management services, or the moving of equipment to a different location. In some cases, we arrange for a third party to perform warranty and servicing of equipment, and in these instances, we recognize revenue as the amount of any fees or commissions that we expect to be entitled to. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional.

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

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended March 31,
	2024	2023
FACILITIES:
Maintenance revenues	$1,305	$939
Equipment and material sales	691	62
Deployment and other services	150	1,235
Total Facilities revenues	$2,146	$2,236

SYSTEMS INTEGRATION:
Integration services	$2,123	$2,612
Procurement services	11,623	1,726
Total Systems Integration revenues	$13,746	$4,338
TOTAL REVENUES	$15,892	$6,574

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

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of March 31, 2024, deferred revenue of $2,605,000 includes $1,611,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $994,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year. Contract liabilities consisting of deferred revenue were $3,370,000 at December 31, 2023 and $2,080,000 at December 31, 2022.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended March 31,
	2024	2023

US-based IT OEM	98%	90%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 95% of our trade accounts receivable at both March 31, 2024 and December 31, 2023, respectively. No other customer represented more than 10% of our accounts receivable at March 31, 2024, or at December 31, 2023.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from a US-based IT OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $22.1 million and $10.9 million for the three-month periods ended March 31, 2024 and 2023, respectively. We paid financing fees under this arrangement of approximately $316,000 and $143,000 for the three-month periods ended March 31, 2024 and 2023, respectively, which was recorded as interest expense in our consolidated statements of operations or in deferred costs if the interest related to projects where revenue has not yet been recognized.

Recent Accounting Guidance

Recently Issued Accounting Pronouncements

In November 2023, FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision-maker, and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-0 will become effective for the fiscal year 2024 annual financial statements and interim financial statements thereafter, and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We intend to adopt the standard when it becomes effective in the fiscal year 2024 annual financial statements and we are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	March 31, 2024 (unaudited)	December 31, 2023
Contract and other receivables	$4,577	$3,534
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$4,570	$3,527

Contract assets consisting of accounts receivable and costs in excess of billings were $2,745,000 as of December 31, 2022.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	March 31, 2024 (unaudited)	December 31, 2023
Materials and component parts	$298	$258
Procurement inventories	571	2,106
Reserve	(21)	(21)
Inventories, net	$848	$2,343

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	March 31, 2024 (unaudited)		December 31, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(906)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	March 31, 2024 (unaudited)	December 31, 2023
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At March 31, 2024 and December 31, 2023, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized amortization expense related to intangibles of approximately $0 and $23,000 for the three-month periods ended March 31, 2024 and 2023, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2023 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three -month periods ended March 31, 2024 or 2023 that indicated the carrying value of our goodwill and other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			March 31, 2024 (unaudited)	December 31, 2023
Trade equipment	5			$412	$398
Leasehold improvements	2	-	5	1,059	1,050
Furniture and fixtures	7			62	28
Computer equipment and software	3			2,317	2,335
				3,850	3811
Less accumulated depreciation				(3,233)	(3,183)
Property and equipment, net				$617	$628

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $72,000and $66,000 for the three-month periods ended March 31, 2024 and 2023, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	March 31, 2024 (unaudited)	December 31, 2023
Accounts payable	$15,411	$12,414
Accrued expenses	72	746
Compensation, benefits and related taxes	700	1,087
Other accrued expenses	107	115
Total accounts payable and accrued expenses	$16,290	$14,362

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

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 8.50% per annum at March 31, 2024) and such interest rate shall not be less than 3.50% per annum). In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we paid a loan origination fee of 0.5% payable in advance upon entering into the credit facility. The credit facility matures on May 5, 2024.

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

The maximum amount we would have been eligible to borrow at March 31, 2024 was approximately $182,000. There were no amounts outstanding under this credit facility at March 31, 2024.

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 12 to 60 months. As of March 31, 2024, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended March 31, (unaudited)
	2024	2023
Lease expense
Operating lease cost	$222	$215

Operating Lease – operating cash flows	(129)	(169)
New right-of-use assets – operating leases	40	-

The following presents information regarding the Company's operating leases as of March 31:

	2024	2023
Weighted average remaining lease term – operating leases (months)	59	72
Weighted average discount rate – operating leases	5%	6%

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows (in ‘000’s):

Fiscal Year
2024	$708
2025	956
2026	942
2027	962
2028	991
Thereafter	250
Total minimum future lease payments	4,809
Less imputed interest	(572)
Total	$4,237

Reported as of March 31, 2024:
Current portion of lease liability	$745
Non-current portion of lease liability	3,492
$4,237

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

	Three Months Ended March 31,
	2024	2023

Basic net income (loss) per share:
Numerator:
Net income (loss)	$15	$(786)
Denominator:
Weighted-average shares of common stock outstanding	21,899	21,542
Basic net income (loss) per share	$0.00	$(0.04)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$15	$(786)
Denominator:
Weighted-average shares of common stock outstanding	21,899	21,542
Dilutive options and warrants outstanding	469	-
Number of shares used in diluted per share computation	22,368	21,542
Diluted net income (loss) per share	$0.00	$(0.04)

3,377,000 and 3,215,000 restricted shares and options were excluded from the calculation of dilutive shares for the three-month periods ended March 31, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

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

Revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three -month periods ended March 31, 2024 and 2023 and other segment-related information is as follows (in ‘000’s, unaudited):

	Three Months Ended March 31,
	2024	2023
Revenues:
Facilities	$2,146	$2,236
Systems integration services	13,746	4,338
Total revenues	$15,892	$6,574

Depreciation and amortization expense:
Facilities	$13	$20
Systems integration services	59	69
Consolidated depreciation and amortization expense	$72	$89

Income (loss) from operations:
Facilities	$602	$(128)
Systems integration services	(349)	(537)
Total income (loss) from operations	$253	$(665)

Interest expense, net:
Facilities	$10	$16
Systems integration services	218	96
Consolidated interest expense	$228	$112

	March 31, 2024	December 31, 2023
Total Assets:
Facilities	$1,219	$689
Systems integration services	6,034	6,768
Other consolidated activities	19,538	18,143
Total	$26,791	$25,600

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through May 14, 2024, the date at which the unaudited interim consolidated financial statements were available to be issued.

On May 10, 2024 we renewed our revolving line of credit (the “credit facility”) with Susser Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”) dated effective May 5, 2024. The obligations under the credit facility are secured by substantially all of our accounts receivable. Our wholly owned subsidiaries, Vortech LLC, and VTC, L.L.C. jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1,500,000. The credit facility is subject to a borrowing base of the lesser of $1,500,000 and 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivables under the credit facility. Borrowings under the credit facility will bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 8.50% per annum at the time we entered into the credit facility) and such interest rate shall not be less than 3.50% per annum). In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the credit facility, we will pay a loan origination fee of 0.5% payable in advance upon entering into the credit facility. The credit facility matures on May 5th, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2022 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides a range of integration and technology services that enable enterprises and users to successfully implement, operate and maintain their Information Technology systems. As a provider of technology services businesses built on a platform of experienced program management, we have expertise in delivering complex, end-to-end IT technology solutions cost-effectively. These IT solutions can be deployed in a variety of physical settings such as data centers, co-location facilities, server rooms, modular or edge-based solutions, security operations, and communications facilities. Our services include rack and systems integration, configuration services, data center and modular data center facility management integrations, deployment and maintenance services, strategic procurement services, project management and technology consulting, design and engineering services. Our headquarters and our systems integration and configuration services facility are located in Round Rock, Texas.

We support a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more computing and storage capacity. In 2023 these enterprises shifted their investment priorities towards artificial intelligence (AI) and accelerated computing infrastructure initiatives. Enterprise and data center operators are facing immense pressure to rapidly integrate and deploy the latest AI equipment and GPUs, and will need to adapt these next-generation servers and custom rack-scale architectures to compete in the market successfully and quickly. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

Over the last ten years we have focused our business on providing world-class integration services to our customer base. As computing technologies evolve, and as we see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our rack and systems integration business to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM customer to win contracts and to provide business to us under ‘‘Master Service Agreements’’. The loss of this OEM customer or a material decline in volume from such customer could have a material negative effect on our results.

Most of the components used in our systems integration business are consigned to us by our original equipment manufacturer (OEM) or its end-user customers. Thus our revenues reflect only the services we perform, and the consigned components are not reflected in our income statement or on our balance sheet. We also offer our customers strategic procurement services whereby we procure third-party hardware, software and services on their behalf. Our configuration and integration service businesses integrate these components to deliver a complete system to our customers.

In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party. However, we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

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

We have been concentrating our sales efforts towards maintenance and integration services where we have traditionally earned higher margins. Historically we performed design and project-management services in a concentrated number of high-value contracts for the construction of new data centers. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required higher levels of working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, to obtain better margins. We have also focused on providing maintenance services for modular data center applications as this market continues to expand. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business, and through adding services such as procurement services, to help drive volume through the integration facility.

Revenues of $15.9 million for the three-month period ended March 31, 2024 represented an increase of $9.3 million or 142% compared to $6.6 million of revenue that we recorded in the first quarter of 2023. The increase was primarily driven by an increase in our procurement services where our revenues increased by $9.9 million compared to the first quarter of 2023, driving a total increase of $9.4 million in our systems integration segment. Revenues in our facilities segment decreased by $0.1 million compared to first quarter of 2023 where a $1.1 million decrease in revenues from deployment of modular data centers (MDC) was offset by a $1 million increase in revenue from annual maintenance contracts and revenues from refurbishment and refresh activities.

Although we have seen an improvement in recent quarters in the supply chain constraints that prevented our partners and customers from delivering all of the products needed for us to complete and perform integration services, we are still being impacted by ongoing supply issues for different components. These supply chain disruptions cause delays in the timing of systems integration revenue for us as we await delivery of required components, and our vendors and partners expect these supply-chain issues to continue for at least the next several quarters.

Our procurement revenues involve us procuring third-party hardware, software and services on our customers’ behalf that are then typically used in our integration services as we integrate those components to deliver a completed system to our customer. The volume and timing of revenues from our procurement business has been unpredictable and subject to large fluctuations, especially on a quarterly basis. Most transactions are for discrete projects that do not recur, and the time to complete most projects is usually less than six months, In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue as the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. We had a substantial increase in the value of procurement transactions we completed in the first quarter of 2024 compared to the first quarter of 2023, including a large increase in agent-type transactions, that allowed us to increase revenue from procurement activities from $1.7 million in the first quarter of 2023 to $11.6 million in the first quarter of 2024.

Cost of Revenue

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expense, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. The cost of revenue as a percentage of revenue was 83% for the three-month period ended March 31, 2024 compared to 74% for the first quarter of 2023. This increase from the first quarter of 2023 reflects the higher proportion of our total revenue that is from procurement services in 2024 and higher costs, including labor costs, in our integration business compared to the prior year. Absent the reseller business, the profit margin from our core integration and maintenance services was 42% in the first quarter of 2024 compared to 30% in the first quarter of 2023.

Our procurement revenues were 73% of our total revenue in the first quarter of 2024, compared to 26% of our total revenue in the first quarter of 2023. We earn much lower margins from our procurement services, unless we are acting as an agent in the transaction, than we do with our traditional maintenance and integration services. As the percentage of revenues derived from procurement services increases, we would also anticipate that cost of revenue as a percentage of sales will also increase, and result in lower gross profit margins.

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

Gross Profit

Our gross profit margin for the three-month period ended March 31, 2024 was 17% compared to a gross profit margin of 26% in the first quarter of 2023. This decrease in margin as a percentage of revenues compared to the first quarter of 2023 was primarily attributable to the higher percentage of our total revenue that came from procurement services. As the percentage of total revenue from procurement services increases, our gross margin will decrease as the cost of sales is higher for this revenue than our traditional integration and facilities revenues. The growth in our total revenues compared to 2023 allowed us to increase our overall gross profit by $1 million or by 59%, to $2.7 million in the first quarter of 2024 compared to the first quarter of 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation, for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurances and other corporate costs. For the three-month period ended March 31, 2024, our selling, general and administrative expenses increased by $127,000 or 6% compared to the first quarter of 2023 primarily due to higher compensation costs and from higher professional fees.

Operating Income (Loss)

Because of the growth in revenue and gross profits, and despite higher selling, general and administrative expenses, we were able to improve our operating income by $0.9 million or 138% compared to the first quarter of 2023. We recorded operating income of $253,00 during the first quarter of 2024, compared to an operating loss of $665,000 in the first quarter of 2023.

Interest expense, net

For the three-month period ended March 31, 2024, we recorded interest expense, net, of $228,000. This compares to $112,000 in the three-month period ended March 31, 2023. The increase in interest expense was due to an increase in the value of transactions that were factored which was approximately $22.1 million in the quarter ended March 31, 2024, compared to an amount factored of $10.9 million in the first quarter of 2023. This increase in amounts factored was because of a higher number of agent-type transactions that were factored in our procurement business compared to 2023. We were also able to offset this increase in interest expense with $100,000 of interest income during the three-month period ended March 31, 2024 as we managed cash flows from our procurement transactions and were able to invest surplus funds until required.

Net Income (Loss)

After net interest expense and income taxes we recorded a net income of $15,000 or $0.00 per share for the three-month period ended March 31, 2024. This compares to a net loss of $786,000 or $(0.04) per share for the three-month period ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2024 are our cash and cash equivalents on hand, funds available to us under our revolving line of credit, vendor trade-credit and projected cash flows from operating activities.

As of March 31, 2024, the Company had an accumulated deficit of $66.3 million. We have recorded operating and net income in our four most recent quarters but have a history of annual operating or net losses over recent years which have been due, in part, to the effects of COVID-19 and related supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, funds available under our bank revolving credit facility and trade credit extended to us by our vendors. If our future results do not meet expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that would take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses as a way to increase the scale of our operations, or if there is a sudden increase in the level of reseller and procurement services. There can be no assurance as to the Company’s ability to scale its business operations or terms upon which additional financing may be available.

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

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $14.4 million and $11.8 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash provided by operating activities was $2.6 million for the three-month period ended March 31, 2024, compared to cash used in operating activities of $13.5 million for the three-month period ended March 31, 2023. This change in cash from operating activities was primarily attributable to the timing and financial impacts of our procurement services. The volume of procurement and reseller activities was higher at the end of our first quarter in 2024 compared to the first quarter of 2023 and the end of fiscal 2022. At the end of fiscal 2022 we were able to be paid by our customers for multiple large procurement projects, but we had yet to pay our vendors for these same projects. This resulted in an increase of approximately $14 million in our outstanding accounts payable at the end of 2022. During the first quarter of 2023 we paid the vendors, and both our cash and accounts payable decreased by over $14 million. Changes in our receivables, inventory, accounts payable and deferred revenues during 2024 are attributable to the timing of procurement transactions. We have been able to structure our procurement and reseller activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly basis for reseller contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our reseller activities as we grow this business during 2024 and beyond. Otherwise, the change in cash provided by operating activities was primarily due to loss from operations.

Investing Activities:

Cash used in investing activities was $39,000 in the three-month period ended March 31, 2024 which was primarily spent on leasehold improvements for our integration facility, compared to cash used in the same period of 2023 of $185,000 for purchases of property and equipment and leasehold improvements to expand and upgrade our integration facility.

Financing Activities:

Cash used in financing activities was $55,000 in the three-month period ended March 31, 2024, compared to $1 cash used in financing activities in the three-month period ended March 31, 2023. The cash used in financing activities in 2024 was for the purchase of stock related to tax obligations around vesting of restricted stock by our employees.

Future Uses of Cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectations of cash usage during 2024 or beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

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

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2023 on our consolidated financial statements and disclosures. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31 2024, the Company’s disclosure controls and procedures were effective such that information relating to the Company required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three-month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended March 31, 2024:

Monthly Period During the Quarter Ended March 31, 2024	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
January 1, 2024 – January 31, 2024	-	$-	-	-
February 1, 2024 – February 29, 2024	118,509	$0.42
March 1, 2024 – March 31, 2024	1,976	$0.60	-	-
Total	120,485	$0.45

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock.

Item 6. Exhibits.

10*	Business Loan Agreement (Asset Based) dated as of May 10, 2024 between TSS. Inc. and Susser Bank.

31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: May 14, 2024	By:	/s/ John K. Penver
John K. Penver
Chief Financial Officer
(Principal Financial Officer)