Form 10-Q
period 2024-06-30
TSS, Inc.
filed 2024-08-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of August 12, 2024:              23,695,535

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Unaudited Consolidated Balance Sheets

(in thousands except par values)

	June 30, 2024	December 31, 2023
	(unaudited)

Current Assets:
Cash and cash equivalents	$8,311	$11,831
Contract and other receivables, net	6,995	3,527
Costs and estimated earnings in excess of billings on uncompleted contracts	524	1,310
Inventories, net	4,939	2,343
Prepaid expenses and other current assets	452	302
Total current assets	21,221	19,313
Property and equipment, net	2,205	628
Lease right-of-use assets	3,790	4,062
Goodwill	780	780
Other assets	909	817
Total assets	$28,905	$25,600

Current Liabilities:
Accounts payable and accrued expenses	$13,693	$14,362
Deferred revenues, current	4,960	3,370
Current portion of lease liabilities	759	688
Total current liabilities	19,412	18,420
Deferred revenues, non-current	1,044	-
Non-current portion of lease liabilities	3,295	3,631
Total liabilities	23,751	22,051

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at June 30, 2024 and December 31, 2023; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at June 30, 2024 and December 31, 2023; 24,244 and 23,533 issued; 22,302 and 21,771 outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	72,428	72,103
Treasury stock 1,942 and 1,762 shares at cost at June 30, 2024 and December 31, 2023	(2,382)	(2,245)
Accumulated deficit	(64,894)	(66,311)
Total stockholders’ equity	5,154	3,549
Total liabilities and stockholders’ equity	$28,905	$25,600

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per-share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Results of Operations:
Revenue	$12,159	$14,537	$28,052	$21,111
Cost of revenue	7,623	11,315	20,802	16,203
Gross profit	4,536	3,222	7,250	4,908
Selling, general and administrative expenses	2,719	2,159	5,108	4,421
Depreciation and amortization	117	88	188	177
Total operating costs	2,836	2,247	5,296	4,598
Operating income	1,700	975	1,954	310
Other expense (income):
Interest expense, net	272	648	501	760
Operating income (loss) before income taxes	1,428	327	1,453	(450)
Income tax expense	26	12	36	21

Net income (loss)	$1,402	$315	$1,417	$(471)

Earnings (loss) per common share - Basic	$0.06	$0.01	$0.06	$(0.02)
Earnings (loss) per common share - Diluted	$0.06	$0.01	$0.06	$(0.02)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2023	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934
Restricted stock vested	3	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(1)	(1)	-	(1)
Stock-based compensation	-	-	140	-	-	-	140
Net loss	-	-	-	-	-	(786)	(786)
Balance at March 31, 2023	23,200	2	71,662	(1,658)	(2,206)	(67,171)	2,287
Restricted stock vested	88	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(26)	(10)	-	(10)
Stock-based compensation	-	-	160	-	-	-	160
Net Income	-	-	-	-	-	315	315
Balance at June 30, 2023	23,288	$2	$71,822	(1,684)	$(2,216)	$(66,856)	$2,752

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2024	23,533	$2	$72,103	(1,762)	$(2,245)	$(66,311)	$3,549
Restricted stock vested	376	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(120)	(55)	-	(55)
Stock-based compensation	-	-	150	-	-	-	150
Net income	-	-	-	-	-	15	15
Balance at March 31, 2024	23,909	2	72,253	(1,882)	(2,300)	(66,296)	3,659
Restricted stock vested	135	-	-
Treasury shares repurchased	-	-	-	(45)	(62)		(62)
Stock options exercised	200	-	20	(15)	(20)	-	-
Stock-based compensation	-	-	155				155
Net income	-	-				1,402	1,402
Balance at June 30, 2024	24,244	$2	$72,428	(1,942)	$(2,382)	$(64,894)	$5,154

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,417	$(471)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	188	177
Stock-based compensation	305	299
Changes in operating assets and liabilities:
Contract and other receivables	(3,468)	(7,863)
Costs and estimated earnings in excess of billings on uncompleted contracts	786	103
Inventories, net	(2,596)	(401)
Prepaid expenses and other assets	(286)	(247)
Right-of-use assets	272	319
Accounts payable and accrued expenses	(669)	12,690
Deferred revenues	2,634	(481)
Operating lease liabilities	(265)	(135)
Net cash provided by (used in) operating activities	(1,682)	3,990

Cash Flows from Investing Activities:
Capital expenditures	(1,721)	(205)
Net cash used in investing activities	(1,721)	(205)

Cash Flows from Financing Activities:
Purchase of treasury shares	(117)	(10)
Net cash used in financing activities	(117)	(10)
Net increase (decrease) in cash and cash equivalents	(3,520)	3,775
Cash and cash equivalents at beginning of period	11,831	20,397
Cash and cash equivalents at end of period	$8,311	$24,172
Supplemental disclosure of cash flow information:
Cash paid for interest	$537	$672
Cash paid for taxes	$79	$46

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. (‘‘TSS’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Our systems integration services have recently been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks. Our corporate offices and our integration facility are located in Round Rock, Texas.

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

Liquidity

As of June 30, 2024, the Company had an accumulated deficit of $64.9 million. We have recorded operating and net income in our five most recent quarters and posted a significant increase in net income in the three and six-month periods ended June 30, 2024 compared to the same periods of the prior year, but we have a history of annual operating or net losses over recent years which have been due, in part, to the effects of the COVID-19 pandemic and subsequent supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving credit facility with our bank. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and seen an improvement in supply chain constraints. We believe that we will be profitable in the next quarter and for the year ended December 31, 2024. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

We have received from one of our clients a reimbursement of certain capital expenditures and other start-up costs in the quarter ended June 30, 2024. These capital investments and related reimbursement are both being amortized over the same 36-month period representing the estimated useful life of the assets, over which period we expect to use that equipment to meet the client’s future needs for AI-enabled rack integration. Similarly, the reimbursement of other start-up costs representing items that are expected to be used within the coming year are being amortized over twelve months, which is the same period over which we are amortizing the associated recorded asset.

Maintenance Services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract terms. Our contract terms are typically one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services on a ratable basis over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment, however our history of non-payments and bad debt expense has been insignificant.

Integration Services

We generate integration services revenues from fees that provide our customers with customized systems and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-80 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of June 30, 2024, and December 31, 2023, our allowance for doubtful accounts was $7,107.

Equipment and Material Sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment or materials to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods and when we have completed our contractual obligations. Typically, we do not receive advance payments for equipment or material sales; however, if we do, we record the advance payment as deferred revenues. Normally we record accounts receivable at the time of shipment, when our right to the consideration has become unconditional. Accounts receivable from our equipment and material sales are typically due within 30-45 days of invoicing.

Deployment and Other Services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts; installation and servicing of equipment, including modular data centers that we sold; and other fixed-price services including repair, design and project management services, or the moving of equipment to a different location. In some cases, we arrange for a third party to perform warranty and servicing of equipment, and in these instances, we recognize revenue as the amount of any fees or commissions that we expect to be entitled to. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional.

Procurement Services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenue upon completion of the procurement activity. The revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of sales for any costs we incur to procure the related goods. In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party and we have no control of the goods before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer. Accounts receivable from our procurement activities are typically due within 30-60 days of invoicing.

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2024	2023	2024	2023
FACILITIES:
Maintenance revenues	$1,293	$1,014	$2,598	$1,953
Equipment sales	626	320	1,317	382
Deployment and other services	366	230	516	1,465
Total Facilities revenues	$2,285	$1,564	$4,431	$3,800

SYSTEMS INTEGRATION:
Integration services	$4,960	$2,380	$7,083	$4,992
Procurement services	4,914	10,593	16,538	12,319
Total Systems Integration revenues	$9,874	$12,973	$23,621	$17,311
TOTAL REVENUES	$12,159	$14,537	$28,052	$21,111

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

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of June 30, 2024, deferred revenue of $6,004,000 includes:

●	$849,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year,
●	$3,457,000 relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year, and
●

$1,698,000 for a customer’s reimbursement of capacity expansion costs expected to be used for rack integration services, the majority of which is being amortized over a three-year period ending May 2027. This is the same time period over which the related capitalized assets are being depreciated.

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

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

US-based IT OEM	97%	96%	97%	94%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 96% of our trade accounts receivable at June 30, 2024 and 95% at December 31, 2023. No other customer represented more than 10% of our accounts receivable at either of those dates.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivable from a US-based IT OEM customer under a non-recourse agreement. Due to the extended payment terms from that customer, we use this factoring arrangement as the effective interest rate implicit in this arrangement is less than the rate at which we could borrow the funds to carry those receivables through their due date. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when we receive the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $28.8 million and $37.7 million for the three-month periods ended June 30, 2024 and 2023, respectively. We paid financing fees under this arrangement of approximately $378,000 and $541,000 for the three-month periods ended June 30, 2024 and 2023, respectively, which was recorded as interest expense in our consolidated statements of operations or in deferred costs if the interest related to projects where revenue has not yet been recognized. The aggregate gross amount factored under this arrangement was approximately $51.0 million and $48.5 million for the six-month periods ended June 30, 2024 and 2023, respectively. We paid financing fees under this arrangement of approximately $742,000 and $672,000 for the six-month periods ended June 30, 2024 and 2023, respectively, which was recorded as interest expense in our consolidated statements of operations. The amounts factored exceed our total recorded revenues, as the factoring fees apply to the gross value of receivables collected through the program, while we record only our agent fee on procurement contracts as revenue for any procurement activity that is shipped directly from third parties to the end customer.

Recent Accounting Guidance

Recently Issued Accounting Pronouncements

In November 2023, FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-0 will become effective for the fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We intend to adopt the standard when it becomes effective in the fiscal year 2024 annual financial statements and we are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2024 (unaudited)	December 31, 2023
Contract and other receivables	$7,002	$3,534
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$6,995	$3,527

Contract assets consisting of accounts receivable and costs in excess of billings were $2,745,000 as of December 31, 2022.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	June 30, 2024 (unaudited)	December 31, 2023
Materials and component parts	$186	$258
Procurement inventories	4,774	2,106
Reserve	(21)	(21)
Inventories, net	$4,939	$2,343

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	June 30, 2024 (unaudited)		December 31, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(906)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	June 30, 2024 (unaudited)	December 31, 2023
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At June 30, 2024 and December 31, 2023, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized no amortization expense related to intangibles during the 2024 periods presented as all long-lived intangibles subject to amortization were fully amortized. We recognized amortization expense related to intangibles of approximately $13,000 and $35,000 for the three-month and six-month periods ended June 30, 2023, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangibles at December 31, 2023 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three and six-month periods ended June 30, 2024 or 2023 that indicated the carrying value of our goodwill or other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			June, 2024 (unaudited)	December 31, 2023
Trade equipment		5		$731	$398
Leasehold improvements	2	-	5	2,328	1,050
Furniture and fixtures		7		131	28
Computer equipment and software		3		2,342	2,335
				5,532	3,811
Less accumulated depreciation				(3,327)	(3,183)
Property and equipment, net				$2,205	$628

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $117,000 and $88,000 for the three-month periods ended June 30, 2024 and 2023, respectively. Depreciation of property and amortization of leasehold improvements and software totaled $188,000 and $177,000 for the six-month periods ended June 30, 2024 and 2023, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	June 30, 2024 (unaudited)	December 31, 2023
Accounts payable	$7,201	$12,414
Accrued expenses	5,707	746
Compensation, benefits and related taxes	640	1,087
Other accrued expenses	145	115
Total accounts payable and accrued expenses	$13,693	$14,362

Note 3 – Revolving Line of Credit

In May 2024, we renewed our revolving line of credit (the “credit facility”) with Susser Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) (the “Loan Agreement”) effective May 5, 2024. The obligations under the credit facility are secured by substantially all of our accounts receivable. Our wholly owned subsidiaries, Vortech LLC, and VTC, LLC jointly and severally guarantee our obligations under the credit facility.

The maximum amount of the credit facility is $1.5 million. The credit facility is subject to a borrowing base of the lesser of $1.5 million or 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivable under the credit facility. Borrowings under the credit facility bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 8.50% per annum at June 30, 2024) and such interest rate shall not be less than 3.50% per annum). The credit facility matures May 5, 2025.

The credit facility requires us to maintain minimum liquidity of $1.5 million at all times.

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

The maximum amount we would have been eligible to borrow at June 30, 2024 was approximately $203,000. There were no amounts outstanding under this credit facility at June 30, 2024.

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 9 to 57 months. As of June 30, 2024, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2024	2023	2024	2023
Lease expense
Operating lease cost	$236	$219	$457	$434

Operating Lease – operating cash flows	(136)	(150)	(265)	(319)
New right-of-use assets – operating leases	-	-	-	-

The following presents information regarding the Company's operating leases as of June 30:

	2024	2023
Weighted average remaining lease term – operating leases (months)	56	69
Weighted average discount rate – operating leases	5%	6%

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows (in ‘000’s):

Fiscal Year
2024	$472
2025	956
2026	942
2027	962
2028	991
Thereafter	250
Total minimum future lease payments	4,573
Less imputed interest	(519)
Total	$4,054

Reported as of June 30, 2024:
Current portion of lease liability	$759
Non-current portion of lease liability	3,295
$4,054

Note 5 - Earnings (Loss) Per-Share

Basic and diluted earnings (loss) per share are based on the weighted average number of shares of common stock and potential common stock outstanding during each period presented. Potential common stock, for the purposes of determining diluted earnings (loss) per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations. In the table below, net income (loss) represents the numerator and shares represents the denominator (in thousands except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)

Earnings (loss) per common share - Basic:
Numerator:
Net income (loss)	$1,402	$315	$1,417	$(471)
Denominator:
Weighted-average shares of common stock outstanding	22,077	21,575	21,988	21,558
Earnings (loss) per common share - Basic	$0.06	$0.01	$0.06	$(0.02)

Earnings (loss) per common share - Diluted :
Numerator:
Net income (loss)	$1,402	$315	$1,417	$(471)
Denominator:
Weighted-average shares of common stock outstanding	22,077	21,575	21,988	21,558
Dilutive options and warrants outstanding	2,623	2,216	1,546	-
Weighted-average number of shares used in diluted per share computation	24,700	23,791	23,534	21,558
Earnings (loss) per common share - Diluted	$0.06	$0.01	$0.06	$(0.02)

1,566,000 and 2,340,000 restricted shares and options were excluded from the calculation of dilutive options and warrants for the three-month periods ended June 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive. For the six-month periods ended June 30, 2024 and 2023, respectively, 2,471,000 and 3,647,000 potentially dilutive shares were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 6 - Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our chief operating decision-maker in assessing performance and allocating resources. Our activities are organized into two major segments: facilities and systems integration. Our facilities unit is involved in the design, project management and maintenance of data center and mission-critical business operations. Our systems integration unit integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers, and includes our procurement services where we often procure equipment to be used in our integration activities. All revenues are derived from the U.S. market. Segment operating results reflect earnings before acquisition related expenses, other expenses, net, and provision for income taxes.

Unaudited revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and six-month periods ended June 30, 2024 and 2023 and other segment-related information is as follows (in ‘000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Facilities	$2,285	$1,564	$4,432	$3,800
Systems integration services	9,874	12,973	23,620	17,311
Total revenues	$12,159	$14,537	$28,052	$21,111

Depreciation and amortization expense:
Facilities	$26	$49	$38	$69
Systems integration services	91	39	150	108
Consolidated depreciation and amortization expense	$117	$88	$188	$177

Income from operations:
Facilities	$1,083	$644	$1,686	$515
Systems integration services	617	331	268	(205)
Total income from operations	$1,700	$975	$1,954	$310

Interest expense, net:
Facilities	$(7)	$176	$85	$192
Systems integration services	279	472	416	568
Consolidated interest expense, net	$272	$648	$501	$760

	June 30, 2024	December 31, 2023
Total Assets:
Facilities	$1,187	$689
Systems integration services	14,359	6,768
Other consolidated activities	13,359	18,143
Total	$28,905	$25,600

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Note 7 – Subsequent Events

We have evaluated subsequent events through August 14, 2024, the date at which the unaudited interim consolidated financial statements were available to be issued. We have identified no such events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Result of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of TSS, Inc. and its subsidiaries (collectively “we”, “us”, “our”, TSS or the Company. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2023 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

TSS, Inc provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Our systems integration services have recently been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks including both air cooled and direct liquid-cooled racks. Our corporate offices and our integration facility are located in Round Rock, Texas.

We support a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more advanced computing and storage capacity. In 2023, these enterprises shifted their investment priorities towards AI and accelerated computing infrastructure initiatives. Enterprise and data center operators are facing immense pressure to rapidly integrate and deploy the latest generative AI equipment and GPUs, and will need to adapt these next-generation servers and custom rack-scale architectures to compete in the market successfully and quickly. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

Over the last ten years we have focused our business on providing world-class integration services to our customer base. As computing technologies evolve, and as we see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our rack and systems integration business to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM (original equipment manufacturer) customer to win contracts and to provide business to us under Master Service Agreements. The loss of or material decline in volume of business from this OEM customer could have a material negative effect on our results.

Most of the components used in our systems integration business are consigned to us by our OEM customer or its end-user customers. Thus, our revenues reflect only the services we perform, and the consigned components are not reflected in our income statement or on our balance sheet. We also offer our customers strategic procurement services whereby we procure third-party hardware, software and services on their behalf. Our configuration and integration service businesses often integrate these components to deliver a complete system to our customers.

In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party. However, we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base. In procurement transactions where we do not take possession of the goods being sold, we record as revenue on our financial statements only the agent fee we earn for facilitating the transaction. For procurement services in which we take possession of and perform work to somehow transform the goods prior to shipping them to our OEM customer’s end users, we record as revenue the gross value of the sale, and record costs of sales for the amount we much spend to acquire the goods that we transform. Thus, the gross margin percentage for this business can be significantly different, even if the gross profit dollars are the same, depending on whether we record the gross transaction when we handle the products or record only our agent fee when merely arranging the sale. This, in turn, can have an impact on the consolidated gross margin percentage, particularly in periods in which we experience a large volume of procurement transactions in relation to the volume of the remainder of our business.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024

Revenue

Revenue consists of fees earned from the planning, design and project management for mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services for these facilities. We also earn revenue from providing system configuration and integration services, including procurement services, to IT equipment vendors. In the quarter ended June 30, 2024, we made certain investments in our facility to expand our capacity to integrate generative AI-enabled server racks, including both air cooled and direct-liquid cooled systems.  We received a reimbursement from one of our customers for a portion of those investments and are amortizing that reimbursement into service integration revenues over the expected useful life of three years.  In the month of June 2024, we began integration services on AI racks.  Currently we derive all our revenue from the U.S. market.

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

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Since we earn higher profits from the labor services that our employees provide compared with use of subcontracted labor and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded to maximize our profitability. Occasionally, our revenues will reflect certain reimbursements received from customers for expanding our capacity, typically through capital expenditures, or for adding headcount to support specific customer requests.

We have concentrated our sales efforts toward maintenance and integration services where we have traditionally earned higher margins and where maintenance contracts typically renew annually, providing consistency and predictability of revenues. In past years, we performed design and project-management services in a concentrated number of high-value contracts for the construction of new data centers. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required higher levels of working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, to obtain better margins. We have also focused on providing maintenance services for modular data center applications as this market has expanded. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business, and through adding revenue streams such as procurement services to help drive volume through the integration facility. The expansion into AI-enabled rack integration services in the quarter ended June 30, 2024 bolstered both our revenues and our earnings, helping move the systems integration segment from a ($0.1) million loss after interest costs in this quarter last year to a $0.4 million profit after interest costs in the quarter ended June 30, 2024.

Revenues of $12.2 million for the three-month period ended June 30, 2024 decreased ($2.4) million (16)% compared to $14.5 million in the second quarter of 2023 driven by a $5.7 million decrease in recorded procurement revenues, partially offset by significant increases in all other service lines where we realize greater margins. Our facility management revenues increased $0.7 million (46%) and excluding procurement activities, our systems integration revenues increased $2.6 million (108%) as we integrated approximately the same number of server racks in the first half of 2024 as we did in all of 2023. Due to the much lighter effort required to execute procurement transactions, the margins are thinner in that line of business. As a result, increases and decreases in that business have a much smaller impact on our overall margins and profitability compared to increases in the facilities management or integration services lines of business. For that reason and from driving greater efficiencies across all business lines, we increased our operating income by $0.7 million (74%) compared to the prior year quarter despite the decrease in recorded total revenues.

Although we have seen improvements in recent quarters in the supply chain constraints that prevented our partners and customers from delivering all of the products needed for us to complete and perform integration services, we are still being impacted by ongoing supply chain issues for certain components. These supply chain disruptions cause delays in the timing of systems integration revenue for us as we await delivery of required components, and our vendors and partners expect these supply-chain issues to continue for at least the next several quarters. To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business, our primary customer has committed to a certain minimum quantity of racks for which they will compensate us weekly, plus cover a portion of our fixed costs each month for us to maintain our facility and staffing at levels that can quickly provide integration services to them when they need it. While this is not currently structured as a long-term agreement, it is indicative of the general structure we anticipate keeping in place for this business to reduce our downside risks and effectively maintain a workforce that can complete integration services quickly to delight our customers with rapid turnarounds.

Our procurement services involve us procuring third-party hardware, software and services on our customers’ behalf, some of which are then used in our integration services as we integrate those components to deliver a completed system to our customer. Because we are receiving these goods and transforming them, we recognize revenue for the gross value of these transactions and offsetting cost of sales for the components we purchase to fulfill the requests. We refer to these as “gross deals.” In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue for only the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. We refer to these as “net deals” or “agent deals.” The volume and timing of revenues from our procurement business has been unpredictable and subject to large fluctuations, especially on a quarterly basis. Most transactions are for discrete projects that do not recur, and most jobs are completed within six months.

In the second quarter ended June 30, 2024, the gross value of all procurement transactions decreased 51% from the second quarter of 2023, from $42.9 million to $21.0 million in the quarter ended June 30, 2024.  We saw a roughly equal percentage reduction in both gross deals and net deals.  While this drove a $5.7 million (54%) reduction in recorded procurement revenues, it resulted in only a $0.9 million reduction in gross profit from the procurement business, due to the relatively thin margins in this business.  Although the margins are thin, efforts required to support the business are minimal, so any incremental activity remains additive to our net income and can lead to additional cross-sales of higher yielding integration services, so we continue to view this business as a growth vehicle.  As mentioned previously, the procurement business can fluctuate widely from quarter to quarter, and the recorded revenues can fluctuate even more widely if there is a substantial shift between gross and net deals, even if the underlying economics between the two are relatively equal.

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. Our consolidated gross margin was 37% for the three-month period ended June 30, 2024 compared to 22% for the same quarter of 2023. This improvement from the second quarter of 2023 reflects the smaller proportion of our total revenues comprised of procurement services in the 2024 quarter combined with improvements in our other lines of business. Absent the procurement business, the gross margin from our core integration and maintenance services was 43% in the second quarter of 2024 compared to 40% in the second quarter of 2023.  The facilities management gross margins remained robust at 74% in both the current and prior year quarter.  The margin expansions, combined with the 108% increase in revenues from the non-procurement integration and maintenance services business, compounded to deliver $3.8 million in non-procurement integration service and maintenance gross profit, representing a $2.2 million (141%) increase from the comparable period of 2023.

Since we earn higher profits when using our own labor, we expect gross margins to improve when our labor mix increases relative to the use of subcontracted labor or third-party labor. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead improves our overall profitability by increasing income, broadening our revenue base and generating a favorable return on invested capital. As we increase the level of IT procurement services in the future, we anticipate that our overall gross margin percentages will decrease, even as our gross profits increase, as the normal margins on procurement activities are lower than the margins from our traditional facilities and systems integration services.

A large portion of our revenue is derived from fixed price contracts. Under these contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. These costs may be affected by a variety of factors such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses primarily consist of compensation and related expenses, including variable sales compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, SG&A fees improved from 67% in the quarter ended June 30, 2023 to 60% in the current quarter, effectively leveraging this cost in relation to the overall growth in the Company’s operations. In dollar terms, our SG&A expenses increased by $0.6 million (26%) in the current quarter compared to the same quarter of 2023 primarily due to higher headcount and related compensation costs to support the growing scale of the organization.

Operating Income

Because of the combined growth in gross profits, growth in revenues in our higher margin lines of business, and effectively controlling the costs in our expense structure, we were able to leverage a 41% growth in gross profits into a 74% increase in our operating income. For the current quarter, operating income was $1.7 million compared to $1.0 million in the prior year quarter.

Interest expense, net

For the three-month period ended June 30, 2024, we recorded net interest expense of $0.3 million. This compares to $0.6 million in the three-month period ended June 30, 2023. The decrease in interest expense was due primarily to the $21.9 million reduction in the gross value of procurement transactions in the quarter compared to the prior year quarter, as the factoring charge we incur is based on the total gross value of a procurement deal whether we account for it as a gross deal or a net deal. Included in net interest expense is $106,000 of interest income earned in the current year quarter compared to $24,000 earned in the prior year quarter.

Net Income

After net interest expense and income taxes, we recorded a net income of $1.4 million, or $0.06 per diluted share for the three-month period ended June 30, 2024, compared to a net income of $0.3 million, or $0.01 per diluted share in the comparable prior year quarter.

Six Months Ended June 30, 2024

Revenue

The expansion into AI-enabled rack integration services in the six-month period ended June 30, 2024 bolstered both our revenues and our earnings, helping move the systems integration segment from a ($0.8) million loss after interest costs in the prior year-to-date period to a ($0.3) million loss after interest costs in the six-month period ended June 30, 2024, with a positive contribution in the second quarter of 2024 not quite offsetting the loss experienced in the first quarter of 2024.

Total revenues of $28.1 million for the six-month period ended June 30, 2024 increased $6.9 million (33%) compared to $21.1 million in the 2023 year-to-date period, driven by growth in all lines of business other than deployment services.  Procurement revenues increased $4.2 million (34%); facility management revenues increased $0.6 million (17%) and non-procurement systems integration revenues, increased $2.1 million (42%) compared to the six months ended June 30, 2023.  With contributions from each major line of business and effectively leveraging our expense structure, our 33% growth in total revenues translated to a $1.6 million (530%) improvement in year-to-date operating income.   As our AI-enabled server rack integration services began in earnest only in the month of June 2024, we expect the contributions from service integration to increase substantially in the coming year, though the precise timing of those expected spikes in demand are challenging to accurately predict.

To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business, our primary customer has committed to a certain minimum quantity of racks for which they will compensate us weekly, plus cover a portion of our fixed costs each month for us to maintain our facility and staffing at levels that can quickly provide integration services to them when they need it. While this is not currently structured as a long-term agreement, it is indicative of the general structure we anticipate keeping in place for this business to reduce our downside risks and effectively maintain a workforce that can complete integration services quickly to delight our customers with rapid turnarounds.

In the six months ended June 30, 2024, the gross value of all procurement transactions decreased 17% from the comparable prior year period, from $49.6 million to $40.9 million in the six-month period ended June 30, 2024. This was the blended effect of a 42% ($4.6 million) increase in gross deals and a 34% ($13.2 million) reduction in the gross value of net deals.

While this drove a $4.2 million (34%) increase in recorded procurement revenues compared to the 2023 year-to-date period, it resulted in a $0.2 million (2%) reduction in gross profit from the procurement business, due to the relatively low margins inherent in this business.  Although the margins are thin, efforts required to support the business are minimal, so any incremental activity remains additive to our net income and can lead to additional cross-sales of higher yielding integration services.  As mentioned previously, the procurement business can fluctuate widely from quarter to quarter, and the recorded revenues can fluctuate even more widely if there is a substantial shift between gross and net deals, even if the underlying economics between the two are relatively equal.

Cost of Revenue and Gross Margins

Our consolidated gross margin improved 3 percentage points to 26% in the six months ended June 30, 2024 from 23% in the comparable prior year period. Absent the procurement business, the gross margin from our core integration and maintenance services was 49% in the six-month period ended June 30, 2024 compared to 35% in the prior year period. The facilities management gross margins expanded from 56% in the prior year-to-date period to 65% in the six-months ended June 30, 2024, driven partly by a $0.5m reversal of accrued costs on annual maintenance contracts that expired in June 2024 that were in excess of the costs actually incurred during the maintenance period as well as some large ad-hoc services provided in the current year period. These margin expansions, combined with the 85% increase in revenues from the non-procurement integration and maintenance services compounded to deliver $5.6 million in non-procurement integration service and maintenance gross profit in the six months ended June 30, 2024.

Selling, General and Administrative (SG&A) Expenses

As a percentage of gross profit, SG&A fees improved from 90% in the six-month period ended June 30, 2023 to 70% in the current year-to-date period, effectively leveraging this cost in relation to the overall growth in the Company’s operations. In dollar terms, our SG&A expenses increased by $0.7 million (16%) in the current six-month period compared to the same six-month period of 2023 primarily due to higher headcount and related compensation costs to support the growing scale of the organization.

Operating Income

Because of the combined growth in gross profits, growth in revenues, and effectively controlling the costs in our expense structure, we were able to leverage a 48% growth in gross profits into a 530% increase in our operating income. For the current six-month period, operating income was $2.0 million compared to $0.3 million in the prior year six-month period.

Interest expense, net

For the six-month period ended June 30, 2024, we recorded net interest expense of $0.5 million. This compares to $0.8 million in the six-month period ended June 30, 2023. The decrease in net interest expense was due to a $0.2 million increase in interest income on invested funds combined with the effect of an $8.6 million reduction in the gross value of procurement transactions in the 2024 year-to-date period compared to the prior year-to-date period, as the factoring charge we incur is based on the total gross value of a procurement deal whether we account for it as a gross deal or a net deal.

Net Income (Loss)

After net interest expense and income taxes, we recorded a net income of $1.4 million, or $0.06 per diluted share for the six-month period ended June 30, 2024, compared to a net loss of ($0.5) million, or ($0.02) per diluted share in the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2024 are our cash and cash equivalents on hand, funds available to us under our revolving line of credit, vendor trade-credit and projected cash flows from operating activities. We have also received certain reimbursements from our largest customer to help us expand our capacity to serve them and could receive similar reimbursements in future periods if they ask us to expand to even greater capacity.

As of June 30, 2024, the Company had an accumulated deficit of $64.9 million. We have recorded operating and net income in our five most recent quarters and posted a significant increase in net income in the three and six-month periods ended June 30, 2024 compared to the same periods of the prior year, but we have a history of annual operating or net losses over recent years which have been due, in part, to the effects of the COVID-19 pandemic and subsequent supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving credit facility with our bank. If our future results do not meet our expectations, we believe that we can implement reductions in SG&A expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses or expand or move our integration facility to increase the scale of our operations. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and seen an improvement in supply chain constraints. We believe that we will remain profitable in the next quarter and for the year ended December 31, 2024. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the attached financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $8.3 million and $11.8 million, respectively.

Significant Uses of Cash

Operating Activities:

Cash used in operating activities was $1.7 million for the six-month period ended June 30, 2024, compared to $4.0 million of cash provided by operating activities in the six-month period ended June 30, 2023. This change in cash from operating activities was primarily attributable to the timing and financial impacts of our procurement services. The prior year period included a $12.7 million increase in accounts payable, as we had received funds for a procurement sale before the end of that period but did not have to pay the vendor for the parts procured until the following period. The current period saw a small negative cash flow due to the timing of procurement cash flows, combined with a $2.6 million growth in inventories in the current year-to-date period to support our growth in the integration services business. Changes in our receivables, inventory, accounts payable and deferred revenues during 2024 are attributable primarily to the timing of procurement transactions. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly basis for procurement contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our procurement activities as we grow this business during 2024 and beyond. These changes were partially offset by the $1.4 million net income during the current year-to-date period vs. a small loss in the prior year period.

Investing Activities:

We invested $1.7 million primarily in leasehold improvements for our integration facility in the six-month period ended June 30, 2024. This was largely for enhancements to our electrical and cooling systems to support our growth in AI-enabled rack integration. The majority of these costs were reimbursed to us by our customer shortly after the end of the current period. This compares to $0.2 million invested in capital assets in the prior year-to-date period, also for purchases of property and equipment and leasehold improvements to expand and upgrade our integration facility.

Financing Activities:

Cash used in financing activities was $117,000 in the six-month period ended June 30, 2024, compared to $10,000 cash used in financing activities in the six-month period ended June 30, 2023. In both periods, this represents the cost of treasury stock purchased from employees to cover their tax obligations upon the vesting of restricted stock or to collect the exercise price of stock options.

Future Uses of Cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectations of cash usage during 2024 and beyond or significantly affect our level of liquidity, which may require us to take other measures to reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses, expand our facility, or relocate to a new facility as a way to increase the scale of our operations.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30 2024, the Company’s disclosure controls and procedures were effective such that information relating to the Company required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the six-month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended June 30, 2024:

Monthly Period During the Quarter Ended June 30, 2024	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
April 1, 2024 – April 30, 2024	21,898	$0.61	-	-
May. 1, 2024 – May 31, 2024	37,112	$1.82
June 1, 2024 – June 30, 2024	-	$-	-	-
Total	59,010	$1.37

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock or accepted as the exercise price for associates exercising stock options. None were open market trades.

Item 6. Exhibits.

10.1

Employment Agreement dated June 7, 2024, between TSS, Inc. and Daniel Chism (previously filed with the Commission as Exhibit 99.2 to the Current Report on Form 8-K filed on June 10, 2024, and incorporated herein by reference).

10.2

Award Agreement dated June 7, 2024, between TSS, Inc. and Daniel Chism (previously filed with the Commission as Exhibit 99.3 to the Current Report on Form 8-K filed on June 10, 2024, and incorporated herein by reference).

10.3

Award Agreement dated June 27, 2024, between TSS, Inc. and Todd Marrott (previously filed with the Commission as Exhibit 99.2 to the Current Report on Form 8-K filed on June 27, 2024, and incorporated herein by reference).

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

TSS, INC.

Date: August 14, 2024	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)