Form 10-Q
period 2024-09-30
TSS, Inc.
filed 2024-11-14
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of November 13, 2024:              22,472,676

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	September 30, 2024	December 31, 2023
	(unaudited)

Current Assets:
Cash and cash equivalents	$46,448	$11,831
Contract and other receivables, net	7,955	3,527
Costs and estimated earnings in excess of billings on uncompleted contracts	190	1,310
Inventories, net	4,983	2,343
Prepaid expenses and other current assets	371	302
Total current assets	59,947	19,313
Property and equipment, net	2,062	628
Lease right-of-use assets	3,605	4,062
Goodwill	780	780
Other assets	888	817
Total assets	$67,282	$25,600

Current Liabilities:
Accounts payable and accrued expenses	$51,927	$14,362
Deferred revenues, current	2,923	3,370
Lease liabilities, current	774	688
Total current liabilities	55,624	18,420
Deferred revenues, non-current	908	-
Lease liabilities, non-current	3,096	3,631
Total liabilities	59,628	22,051

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized at September 30, 2024 and December 31, 2023; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized at September 30, 2024 and December 31, 2023; 24,086 and 23,533 issued; 22,019 and 21,771 outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	72,899	72,103
Treasury stock 2,057 and 1,762 shares at cost at September 30, 2024 and December 31, 2023	(2,999)	(2,245)
Accumulated deficit	(62,248)	(66,311)
Total stockholders’ equity	7,654	3,549
Total liabilities and stockholders’ equity	$67,282	$25,600

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per-share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Results of Operations:
Revenues:
Procurement	$60,484	$5,422	$77,022	$17,742
Facilities management	1,954	1,804	6,384	5,603
Systems integration	7,630	1,654	14,713	6,646
Total revenues	70,068	8,880	98,119	29,991
Cost of revenue:
Procurement	56,766	3,775	71,672	14,230
Facilities management	1,228	773	2,771	2,430
Systems integration	4,187	1,502	8,539	5,593
Total cost of revenues	62,181	6,050	82,982	22,253
Gross profit	7,887	2,830	15,137	7,738

Selling, general and administrative expenses	3,885	2,043	8,993	6,464
Depreciation and amortization	208	72	397	249
Total operating costs	4,093	2,115	9,390	6,713
Operating income	3,794	715	5,747	1,025
Other expense:
Interest expense, net	1,128	482	1,628	1,242
Income (loss) before income taxes	2,666	233	4,119	(217)
Income tax expense	20	24	56	45

Net income (loss)	$2,646	$209	$4,063	$(262)

Income (loss) per common share - Basic	$0.12	$0.01	$0.18	$(0.01)
Income (loss) per common share - Diluted	$0.10	$0.01	$0.16	$(0.01)

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2023	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934
Restricted stock vested	3	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(1)	(1)	-	(1)
Stock-based compensation	-	-	140	-	-	-	140
Net loss	-	-	-	-	-	(786)	(786)
Balance at March 31, 2023	23,200	2	71,662	(1,658)	(2,206)	(67,171)	2,287
Restricted stock vested	88	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(26)	(10)	-	(10)
Stock-based compensation	-	-	160	-	-	-	160
Net Income	-	-	-	-	-	315	315
Balance at June 30, 2023	23,288	2	71,822	(1,684)	(2,216)	(66,856)	2,752
Restricted stock vested	185	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(60)	(22)	-	(22)
Stock-based compensation	-	-	153	-	-	-	153
Net income	-	-	-	-	-	209	209
Balance at September 30, 2023	23,473	$2	$71,975	(1,744)	$(2,238)	$(66,647)	$3,092

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2024	23,533	$2	$72,103	(1,762)	$(2,245)	$(66,311)	$3,549
Restricted stock vested	376	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(120)	(55)	-	(55)
Stock-based compensation	-	-	150	-	-	-	150
Net income	-	-	-	-	-	15	15
Balance at March 31, 2024	23,909	2	72,253	(1,882)	(2,300)	(66,296)	3,659
Restricted stock vested	135	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(60)	(82)	-	(82)
Stock options exercised	200	-	20	-	-	-	20
Stock-based compensation	-	-	155	-	-	-	155
Net income	-	-	-	-	-	1,402	1,402
Balance at June 30, 2024	24,244	2	72,428	(1,942)	(2,382)	(64,894)	5,154
Treasury shares repurchased	-	-	-	(115)	(617)	-	(617)
Stock options exercised	343	-	172	-	-	-	172
Stock-based compensation	-	-	299	-	-	-	299
Net income	-	-	-	-	-	2,646	2,646
Balance at September 30, 2024	24,587	$2	$72,899	(2,057)	$(2,999)	$(62,248)	$7,654

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$4,063	$(262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	397	249
Stock-based compensation	604	453
Changes in operating assets and liabilities:
Contract and other receivables	(4,427)	(3,566)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,120	(379)
Inventories, net	(2,640)	(1,269)
Prepaid expenses and other assets	(206)	(166)
Right-of-use assets	457	486
Accounts payable and accrued expenses	37,565	640
Deferred revenues	461	12,688
Operating lease liabilities	(449)	(295)
Net cash provided by operating activities	36,945	8,579

Cash Flows from Investing Activities:
Capital expenditures	(1,766)	(240)
Net cash used in investing activities	(1,766)	(240)

Cash Flows from Financing Activities:
Proceeds from exercise of options	192	-
Purchase of treasury shares	(754)	(33)
Net cash used in financing activities	(562)	(33)
Net increase in cash and cash equivalents	34,617	8,306
Cash and cash equivalents at beginning of period	11,831	20,397
Cash and cash equivalents at end of period	$46,448	$28,703
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,963	$1,572
Cash paid for taxes	$79	$47

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

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no net effect on our reported results of operations, financial position or cash flows.

Liquidity

As of September 30, 2024, the Company had an accumulated deficit of $62.2 million. We have recorded operating and net income in our six most recent quarters and posted a significant increase in net income in the three and nine-month periods ended September 30, 2024 compared to the same periods of the prior year, but we have a history of annual operating or net losses over recent years which have been due, in part, to the effects of the COVID-19 pandemic and subsequent supply chain constraints. These factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving bank line of credit. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and seen an improvement in supply chain constraints. As discussed in our subsequent events footnote to the attached unaudited financial statements, we also recently signed a multi-year agreement with our largest customer to integrate AI-enabled computer racks for them, which we expect will substantially increase our earnings and financial position, as well as giving us much greater comfort that we will be able to more than cover our fixed and variable costs for the next several years. We believe that we will be profitable in the next quarter and for the year ended December 31, 2024. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Maintenance Services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract terms. Our contract terms are typically one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenues (a contract liability) and recognize revenues from these services on a ratable basis over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment, however our history of non-payments and bad debt expense has been insignificant.

Integration Services

We generate integration services revenues by providing our customers with customized systems and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods. We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-80 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of September 30, 2024, and December 31, 2023, our allowance for doubtful accounts was $7,107.

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

Deployment and Other Services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts; installation and servicing of equipment, including modular data centers; and other fixed-price services including repair, design and project management services, or the moving of equipment to a different location. In some cases, we arrange for a third party to perform warranty and servicing of equipment, and in these instances, we recognize revenue as the amount of any fees or commissions that we expect to be entitled to. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional.

Procurement Services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenues upon completion of the procurement activity. For any procurement activities in which we somehow transform the product, the revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of sales for any costs we incur to procure the related goods (“gross transactions”). In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party and we have no control of the goods before they are transferred to the customer and do not transform the product in any way. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer (“net transactions”). Accounts receivable from our procurement activities are typically due within 80 days of invoicing. The majority of the procurement activities generally involve us transforming the product, and as such the majority of these transactions are recorded gross. In order to accelerate the time period in which we receive payment, we generally factor the procurement services receivables utilizing a program that we estimate has an effective annualized interest rate below the rate at which we could borrow funds. Regardless of whether the transaction is recorded as a gross transaction or a net transaction, the interest we are charged through the factoring program is based on the gross value of the transaction.

The following table shows our revenues disaggregated by reportable segment and by product or service type (in ’000’s, unaudited):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2024	2023	2024	2023
FACILITIES:
Maintenance revenues	$927	$1,280	$3,594	$3,233
Equipment sales	992	406	1,556	696
Deployment and other services	35	118	1,234	1,674
Total Facilities revenues	$1,954	$1,804	$6,384	$5,603

SYSTEMS INTEGRATION:
Integration services	$7,630	$1,654	$14,713	$6,646
Procurement services	60,484	5,422	77,022	17,742
Total Systems Integration revenues	$68,114	$7,076	$91,735	$24,388
TOTAL REVENUES	$70,068	$8,880	$98,119	$29,991

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

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of September 30, 2024, deferred revenue of $3,831,000 includes:

●	$2,339,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and
●	None relating to procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year, and
●

$1,492,000 for a customer’s reimbursement of capacity expansion costs expected to be used for rack integration services, the majority of which is being amortized over a three-year period ending May 2027. This is the same time period over which the related capitalized assets are being depreciated.

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

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

US-based IT OEM	100%	97%	99%	94%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 99% of our trade accounts receivable at September 30, 2024 and 95% at December 31, 2023. No other customer represented more than 10% of our accounts receivable at either of those dates.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivable from a US-based IT OEM customer under a non-recourse agreement. Due to the extended payment terms from that customer, typically 80 days from invoice date, we use this factoring arrangement as the effective interest rate implicit in this arrangement is less than the rate at which we could borrow the funds to carry those receivables through their due date. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when we receive the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $85.5 million and $61.4 million for the three-month periods ended September 30, 2024 and 2023, respectively. We paid financing fees under this arrangement of approximately $1,220,000 and $888,000 for the three-month periods ended September 30, 2024 and 2023, respectively, which was recorded as interest expense in our consolidated statements of operations or in deferred costs if the interest related to projects where revenue has not yet been recognized. The aggregate gross amount factored under this arrangement was approximately $136.4 million and $109.9 million for the nine-month periods ended September 30, 2024 and 2023, respectively. We paid financing fees under this arrangement of approximately $1,963,000 and $1,573,000 for the nine-month periods ended September 30, 2024 and 2023, respectively, which was recorded as interest expense in our consolidated statements of operations. Amounts factored often exceed our total recorded revenues, as the factoring fees apply to the gross value of receivables collected through the program, while we record only our agent fee on procurement contracts as revenue for any procurement activity that is shipped directly from third parties to the end customer (net transactions).

Recently Issued Accounting Pronouncements

In November 2023, FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-0 will become effective for the fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We intend to adopt the standard when it becomes effective in the fiscal year 2024 annual financial statements and we are currently evaluating the impact, if any, that this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	September 30, 2024 (unaudited)	December 31, 2023
Contract and other receivables	$7,962	$3,534
Allowance for doubtful accounts	(7)	(7)
Contracts and other receivables, net	$7,955	$3,527

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	September 30, 2024 (unaudited)	December 31, 2023
Materials and component parts	$957	$258
Procurement inventories	4,047	2,106
Reserve	(21)	(21)
Inventories, net	$4,983	$2,343

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following (in ‘000’s):

	September 30, 2024 (unaudited)		December 31, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(906)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	September 30, 2024 (unaudited)	December 31, 2023
Facilities unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

At September 30, 2024 and December 31, 2023, both the facilities unit and the systems integration unit had negative carrying amounts on our records.

We recognized no amortization expense related to intangibles during the 2024 periods presented as all long-lived intangible assets subject to amortization were fully amortized. We recognized amortization expense related to intangibles of approximately $0 and $23,000 for the three-month and nine-month periods ended September 30, 2023, respectively.

We have elected to use December 31 as our annual date to test goodwill and intangibles for impairment. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate goodwill and other long-lived intangible assets for impairment. We performed a quantitative analysis of our goodwill and intangible assets at December 31, 2023 as part of our annual testing for impairment and concluded that there was no impairment. We considered relevant matters, including macroeconomic conditions and the effects of COVID-19 on our operations, and there was no identified material triggering events or circumstances that occurred during the three and nine-month periods ended September 30, 2024 or 2023 that indicated the carrying value of our goodwill or other long-lived intangible assets was impaired.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives (years)			September, 2024 (unaudited)	December 31, 2023
Trade equipment		5		$736	$398
Leasehold improvements	2	-	5	2,327	1,050
Furniture and fixtures		7		140	28
Computer equipment and software		3		2,374	2,335
				5,577	3,811
Less accumulated depreciation				(3,515)	(3,183)
Property and equipment, net				$2,062	$628

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $208,000 and $72,000 for the three-month periods ended September 30, 2024 and 2023, respectively. Depreciation of property and amortization of leasehold improvements and software totaled $397,000 and $249,000 for the nine-month periods ended September 30, 2024 and 2023, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	September 30, 2024 (unaudited)	December 31, 2023
Accounts payable	$35,692	$12,414
Accrued expenses	14,440	746
Compensation, benefits and related taxes	1,592	1,087
Other accrued expenses	203	115
Total accounts payable and accrued expenses	$51,927	$14,362

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

The maximum amount of the credit facility is $1.5 million. The credit facility is subject to a borrowing base of the lesser of $1.5 million or 80% of eligible accounts receivables, subject to customary exclusions and limitations. Certain accounts receivables subject to a vendor payment program with a customer are excluded from the definition of eligible accounts receivable under the credit facility. Borrowings under the credit facility bear interest based on the U.S. Prime Rate as published in the Money Rates section of The Wall Street Journal (effective rate of 8.00% per annum at September 30, 2024) and such interest rate shall not be less than 3.50% per annum). The credit facility matures May 5, 2025.

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

The maximum amount we were eligible to borrow at September 30, 2024 was approximately $49,000. There were no amounts outstanding under this credit facility at September 30, 2024.

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities as well as for certain equipment and vehicles. Our leases have remaining lease terms of 6 to 54 months. As of September 30, 2024, we have not entered into any lease arrangement classified as a finance lease.

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

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2024	2023	2024	2023
Lease expense
Operating lease cost	$236	$218	$693	$651

Operating Lease – operating cash flows	(185)	(160)	(449)	(486)
New right-of-use assets – operating leases	-	-	-	-

The following presents information regarding the Company's operating leases as of September 30:

	2024	2023
Weighted average remaining lease term – operating leases (months)	53	68
Weighted average discount rate – operating leases	5%	5%

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows (in ‘000’s):

Fiscal Year
2024	$236
2025	956
2026	942
2027	962
2028	991
Thereafter	250
Total minimum future lease payments	4,337
Less imputed interest	(467)
Total	$3,870

Reported as of September 30, 2024:
Current portion of lease liability	$774
Non-current portion of lease liability	3,096
$3,870

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)

Income (loss) per common share - Basic:
Numerator:
Net income (loss)	$2,646	$209	$4,063	$(262)
Denominator:
Weighted-average shares of common stock outstanding	22,081	21,577	22,019	21,757
Income (loss) per common share - Basic	$0.12	$0.01	$0.18	$(0.01)

Income (loss) per common share - Diluted:
Numerator:
Net income (loss)	$2,646	$209	$4,063	$(262)
Denominator:
Weighted-average shares of common stock outstanding	22,081	21,577	22,019	21,757
Dilutive options and warrants outstanding	4,266	361	2,663	-
Weighted-average number of shares used in diluted per share computation	26,347	21,938	24,682	21,757
Income (loss) per common share - Diluted	$0.10	$0.01	$0.16	$(0.01)

1,939,834 and 3,542,000 restricted shares and options were excluded from the calculation of dilutive options and warrants for the three-month periods ended September 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive. For the nine-month periods ended September 30, 2024 and 2023, respectively, 2,461,000 and 3,150,000 potentially dilutive shares were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

Unaudited revenue and operating results by reportable segment reconciled to reportable net income (loss) for the three and six-month periods ended September 30, 2024 and 2023 and other segment-related information is as follows (in ‘000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Facilities	$1,954	$1,804	$6,386	$5,603
Systems integration services	68,114	7,076	91,733	24,388
Total revenues	$70,068	$8,880	$98,119	$29,991

Depreciation and amortization expense:
Facilities	$26	$36	$65	$104
Systems integration services	182	36	332	145
Consolidated depreciation and amortization expense	$208	$72	$397	$249

Income from operations:
Facilities	$134	$240	$1,819	$1,051
Systems integration services	3,660	475	3,928	(26)
Total income from operations	$3,794	$715	$5,747	$1,025

Interest expense, net:
Facilities	$44	$7	$48	$199
Systems integration services	1,084	475	1,580	1,043
Consolidated interest expense, net	$1,128	$482	$1,628	$1,242

	September 30, 2024	December 31, 2023
Total Assets:
Facilities	$813	$689
Systems integration services	15,257	6,768
Other consolidated activities	51,212	18,143
Total	$67,282	$25,600

Other consolidated activities include assets not specifically attributable to each business segment including cash and cash equivalents, prepaid expenses and other assets that are managed at a corporate level.

Note 7 – Subsequent Events

Subsequent to September 30, 2024, we signed a multi-year agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected volume similar to that which we began providing in the month of June 2024 and have provided throughout the quarter ended September 30, 2024.

We have evaluated subsequent events through November 14, 2024, the date at which the unaudited interim consolidated financial statements were available to be issued. We have identified no other such events requiring disclosure.

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

Overview

TSS, Inc provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Our systems integration services have recently been enhanced to include integration of Artificial Intelligence (AI) enabled computer racks including both air cooled and direct liquid-cooled racks. Our corporate offices and our integration facility are located in Round Rock, Texas.

We support a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more advanced computing and storage capacity. In 2023, these enterprises shifted their investment priorities towards AI and accelerated computing infrastructure initiatives. Enterprise and data center operators are facing immense pressure to rapidly integrate and deploy the latest generative AI equipment and GPUs (Graphics Processing Units) and will need to adapt these next-generation servers and custom rack-scale architectures to compete in the market successfully and quickly. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

Over the last ten years we have focused our business on providing world-class integration services to our customer base. As computing technologies evolve, and as we see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our rack and systems integration business to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM (original equipment manufacturer) customer to win contracts and to provide business to us under Master Service Agreements. The loss of or material decline in volume of business from this OEM customer would have a material negative effect on our results.

Most of the components used in our systems integration business are consigned to us by our largest OEM customer or its end-user customers. Thus, our revenues reflect only the services we perform, and the consigned components are not reflected in our income statement or on our balance sheet. We also offer our customers strategic procurement services whereby we procure third-party hardware, software and services on their behalf. Our configuration and integration service businesses often integrate these components to deliver a complete system to our customers.

In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party. However, we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base. In procurement transactions where we do not take possession of the goods being sold (“net procurement transactions”), we record as revenue on our financial statements only the agent fee we earn for facilitating the transaction. For procurement services in which we take possession of and perform work to somehow transform the goods prior to shipping them to our OEM customer’s end users (“gross procurement transactions”), we record as revenue the gross value of the sale, and record costs of sales for the amount we spend to acquire the goods that we transform. Thus, the gross margin percentage for this business can be significantly different, even if the gross profit dollars are the same, depending on whether we record the gross procurement transaction when we handle the products or record only our agent fee when merely arranging the sale in a net procurement transaction. This, in turn, can have an impact on the consolidated gross margin percentage, particularly in periods in which we experience a large volume of procurement transactions in relation to the volume of the remainder of our business.

Subsequent to September 30, 2024, we signed a multi-year agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected volume similar to that which we began providing in the month of June 2024 and have provided throughout the quarter ended September 30, 2024. On October 24, 2024, we publicly announced that in order to support this level of production, we anticipate moving our headquarters and production facility to a new location in early 2025 and anticipate capital expenditures of approximately $25 million to $30 million for improvements to that facility, largely to significantly increase the available electrical power related cooling capabilities for both air-cooled and direct liquid cooled computer racks. The actual volume of AI-enabled racks integrated will fluctuate with the customer’s demand and available supplies and could exceed or fall short of the minimum volume to which our customer has committed. While there may be some variability, we believe the structure of the agreement provides reasonable assurance to us that absent our material breach of the agreement, the revenues we earn from this arrangement will consistently be sufficient to cover all fixed and variable costs related to this activity, including any debt service requirements related to the planned capital expenditures, direct and indirect labor related to this activity, and all facility and related costs for the portion of our facility allocated to this activity, which is slightly more than 80% of the entire facility. As a result of this arrangement, we anticipate future revenues and earnings in our systems integration business to be significantly improved compared to the last two to three years, and more in line with the financial results we have experienced since June 2024. The results discussed below include this level of AI-rack integration activity for the full quarter ended September 30, 2024, and for four months of the year-to-date period then ended.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024

Unless otherwise noted, all comparisons in this section are between the three-month period ended September 30, 2024 (the “current quarter” or “this quarter”) and the three-month period ended September 30, 2023 (the “prior year quarter” or “this quarter last year”).

Revenues

Revenues consist of fees earned from the planning, design and project management for mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services for these facilities. We also earn revenues from providing system configuration and integration services, including procurement services, to IT equipment vendors. In the quarter ended June 30, 2024, we invested approximately $1.7 million in our current facility to expand our capacity to integrate generative AI-enabled server racks, including both air cooled and direct-liquid cooled systems. We received a reimbursement from one of our customers for the majority of those investments and are amortizing that reimbursement into service integration revenues over the expected useful life of three years. We began integration services on AI racks in June 2024 and have continued with that activity throughout the current quarter. Currently we derive all our revenue from the U.S. market.

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements, and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generally generate higher profit margins, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all the customers’ equipment (excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

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

Our maintenance and integration services traditionally earn higher margins and maintenance contracts typically renew annually, providing consistency and predictability of revenues. In past years, we performed design and project-management services in a concentrated number of high-value contracts for the construction of new data centers. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required higher levels of working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, to obtain better margins and a more predictable pattern of earnings. We have also focused on providing maintenance services for modular data center applications as this market has expanded. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business, and through adding revenue streams such as procurement services to help drive volume through the integration facility. Combined with a significant increase in the volume of procurement activities in the current quarter, the expansion into AI-enabled rack integration services which began in June 2024 bolstered both our revenues and our earnings, helping move the systems integration segment from $0.3 million loss after net interest costs in this quarter last year to a $2.6 million segment contribution after interest costs in the current quarter.

Total revenues increased 689% to $70.1 million this quarter from $8.9 million in the prior year quarter, with each major revenue stream contributing to the improvement. Procurement revenues increased by $55.0 million (1,016%), systems integration revenues increased $5.9 million (361%), and facilities management revenues increase $0.2 million (8%). Procurement revenues and systems integration revenues are both reported in the systems integration services segment.

The $6.0 million (361%) increase in systems integration revenues in the current quarter compared to the prior year quarter was due primarily to the growth in integration of AI-enabled computer racks, which began with significant volume in June 2024 and continued at similar volumes throughout the current quarter. With the recent signing of a multi-year agreement to continue integrating AI-enabled racks at similar volumes, we expect systems integration revenues to remain significantly above historical volumes for several years. To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business, our primary customer has committed to a certain minimum quantity of racks for which they will compensate us weekly, plus cover a portion of our fixed costs each month for us to maintain our facility and staffing at levels that can quickly provide integration services to them at similar volumes when they need it.

Our non-AI rack integration services, without such minimum commitments, may be impacted by periodic supply chain issues for certain components and lulls in demand. These supply chain disruptions cause delays in the timing of systems integration revenue for us as we await delivery of required components, and our vendors and partners expect these supply-chain issues to continue for at least the next several quarters, though they appear to be improving in general.

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

The procurement revenues increase, which was unusually large this quarter, was driven primarily by an increase in purchases from the federal government including several individually large sales, combined with a mix shift with a greater proportion of the revenues coming from gross deals, as opposed to net deals. While procurement revenues may remain at elevated levels for the next three to six months in comparison to historical trend, we do not currently expect them to be at quite this same level. As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some seasonality of these revenues. As the federal government budget ends on September 30 each year, we believe this may generally lead to an increase in procurement revenues in the quarter ending September 30 each year and again in the quarter ending December 31 as federal agencies receive their budgets for the new year.

Due to the lighter effort required to execute procurement transactions, the gross margins are thinner in that line of business. As a result, increases and decreases in that business have a smaller impact on our overall margins and profitability compared to increases in the facilities management or systems integration lines of business. The following table presents the results of our procurement activities, both in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid in an analysis of the underlying economics (in thousands, except percentages):

	Three months ended September 30, 2024	Three months ended September 30, 2023	Increase	Percentage Increase
Recognized Values (GAAP):
Recognized value of all procurement deals	$60,484	$5,422	$55,062	1,016%
Recognized cost of revenues	56,766	3,775	52,991	1,404%
Gross profit	3,718	1,647	2,071	126%
Gross margin based on recognized value of transactions	6.1%	30.4%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$79,643	$40,954	$38,689	94%
Cost of revenues	75,925	39,307	36,618	93%
Gross profit	3,718	1,647	2,071	126%
Gross margin based on gross value of transactions	4.7%	4.0%

The following table provides a reconciliation of the non-GAAP figures presented above to the most closely related GAAP figures presented. We review these non-GAAP figures not as a substitute for the GAAP figures, but to help in our analysis of the underlying economics of each transaction as we do not believe the GAAP figures are as useful for that purpose as are the non-GAAP measures.

	Three months ended September 30, 2024	Three months ended September 30, 2023

Recognized revenue of all procurement deals - GAAP	$60,484	$5,422
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”).	19,159	35,532
Gross value of revenues including netting (non-GAAP)	$79,643	$40,954

Recognized cost of goods for all procurement deals - GAAP	$56,766	$3,775
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”).	19,159	35,532
Gross value of costs of goods including netting (non-GAAP)	$75,925	$39,307

The gross value of all procurement transactions increased 94% from the prior year quarter, from $41.0 million to $79.6 million in the current quarter. The majority of the current quarter procurement transactions were gross deals, whereas the majority of the prior year transactions were net deals, in which we record only our agent fee as revenues. As a result, the recorded revenue increased from $5.4 million in the prior year quarter to $60.5 million in the current quarter. Gross profit recognized on all procurement transactions increased 126% from $1.7 million to $3.7 million before interest charges.

Although the margins are thin, efforts required to support the business are minimal, so any incremental activity remains additive to our net income and can lead to additional cross-sales of higher yielding integration services, so we continue to view this business as a growth vehicle. As mentioned previously, the procurement business can fluctuate widely from quarter to quarter, and the recorded revenues can fluctuate even more widely if there is a substantial shift between gross and net deals, even if the underlying economics between the two are relatively similar.

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. Our consolidated gross margin was 11% for the three-month period ended September 30, 2024 compared to 32% for the same quarter of 2023. The blended decrease was driven by the outsized increase in the lower margin procurement business in relation to the remainder of the organization. Gross margins for the current quarter were 6% for the procurement business, 45% for the system integration business excluding procurement activities, and 37% for the facility management activities. In the prior year quarter, gross margins were 30% for the procurement business, 9% for the systems integration business excluding procurement activities, and 57% for the facility management activities.

Since we earn higher profits when using our own labor, we expect gross margins to improve when our labor mix increases relative to the use of subcontracted labor or third-party labor. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead improves our overall profitability by increasing income, broadening our revenue base and generating a favorable return on invested capital. In periods when we increase the level of IT procurement services, we anticipate that our overall blended gross margin percentages will be lower in those periods, even as our gross profits increase, as the normal margins on procurement activities are lower than the margins from our traditional facilities and systems integration services.

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

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, SG&A fees improved from 72% in the prior year quarter to 49% in the current quarter, effectively leveraging this cost in relation to the overall growth in the Company’s operations. In dollar terms, our SG&A expenses increased by $1.8 million (90%) in the current quarter compared to the prior year quarter primarily due to higher headcount and related compensation costs to support the growing scale of the organization combined with higher accruals for incentive compensation tied directly to the improvements in sales and earnings.

Operating Income

Operating income was $3.8 million in the current quarter compared to $0.7 million in the prior year quarter. With total operating costs growing 94%, or just over half the 179% growth rate of gross profit, operating income increased by 431%, or $3.1 million due to effectively leveraging our expense structure.

Interest expense, net

In the current quarter ended September 30, 2024, we recorded net interest expense of $1.1 million compared to $0.5 million in the prior year quarter. The increase in interest expense was due directly to the increase in the gross value of procurement transactions and other revenues from our primary customer in the quarter compared to the prior year quarter. The factoring charge we incur is based on the total gross value of transactions, including the gross value of procurement deals whether we account for such deals as gross or net deals. Included in net interest expense is $181,000 of interest income earned in the current quarter compared to $179,000 earned in the prior year quarter.

Net Income

After net interest expense and income taxes, we recorded a net income of $2.6 million, or $0.10 per diluted share for the quarter ended September 30, 2024, compared to a net income of $0.2 million, or $0.01 per diluted share in the comparable prior year quarter.

Nine Months Ended June 30, 2024

Unless otherwise noted, all comparisons in this section are between the nine-month period ended September 30, 2024 (the “current year-to-date period” or “current period”) and the nine-month period ended September 30, 2023 (the “prior year-to-date period” or “this period last year”).

The continuing expansion into AI-enabled rack integration services since June 2024, combined with the significant increase in procurement services in the quarter ended September 30, 2024, bolstered both our revenues and our earnings, helping move the systems integration segment from a loss of $26,000 after interest costs in the prior year-to-date period to a $3.9 million contribution after interest costs in the nine months ended September 30, 2024. The facilities segment income after interest costs improved from $1.1 million to $1.8 million in the current year-to-date period. After administrative costs and taxes, consolidated net income improved to $4.1 million in the current year-to-date period from a loss of $0.3 million in the prior year-to-date period.

Revenue

Total revenues of $98.2 million for the nine-month period ended September 30, 2024 increased $68.1 million (227%) compared to $30.0 million in the 2023 year-to-date period, driven by growth in all lines of business. Procurement revenues increased $59.3 million (334%); facility management revenues increased $0.8 million (14%) and non-procurement systems integration revenues increased $8.1 million (121%) compared to the nine months ended September 30, 2023. With contributions from each major line of business and effectively leveraging our expense structure, our 227% growth in total revenues translated to a $4.7 million (461%) improvement in year-to-date operating income. As our AI-enabled server rack integration services began in earnest only in the month of June 2024, we expect the contributions from systems integration, excluding procurement activities, to increase substantially in the coming year.

To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business, our primary customer has committed to a certain minimum quantity of racks for which they will compensate us weekly, plus cover a portion of our fixed costs each month for us to maintain our facility and staffing at levels that can quickly provide integration services to them when they need it. With the recent signing of a multi-year agreement on essentially these same terms, we believe systems integration revenues for the quarter ended September 30, 2024, excluding procurement revenues, is more indicative of expected future systems integration revenues in the foreseeable future than are our year-to-date revenues, as we began integrating AI-enabled racks at this volume only in the month of June 2024. We believe this structure reduces our downside risks and allows us to effectively maintain a workforce that can complete integration services quickly to delight our customers with rapid turnarounds.

The following table presents the results of our procurement activities, both in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid in an analysis of the underlying economics (in thousands, except percentages):

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Increase	Percentage Increase
Recognized Values (GAAP):
Recognized value of all procurement deals	$77,022	$17,742	$59,280	334%
Recognized cost of revenues	71,672	14,230	57,442	404%
Gross profit	5,350	3,512	1,838	52%
Gross margin based on recognized value of transactions	6.9%	19.8%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$120,587	$90,527	$30,060	33%
Cost of revenues	115,237	87,015	28,222	32%
Gross profit	5,350	3,512	1,838	52%
Gross margin based on gross value of transactions	4.4%	3.9%

The following table provides a reconciliation of the non-GAAP figures presented above to the most closely related GAAP figures presented. We review these non-GAAP figures not as a substitute for the GAAP figures, but to help in our analysis of the underlying economics of each transaction as we do not believe the GAAP figures are as useful for that purpose as are the non-GAAP measures.

	Nine months ended September 30, 2024	Nine months ended September 30, 2023

Recognized revenue of all procurement deals - GAAP	$77,022	$17,742
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”).	43,565	72,785
Gross value of revenues including netting (non-GAAP)	$120,587	$90,527

Recognized cost of goods for all procurement deals - GAAP	$71,672	$14,230
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”).	43,565	72,785
Gross value of costs of goods including netting (non-GAAP)	$115,237	$87,015

The gross value of all procurement transactions increased 33% from the prior year-to-date period, from $90.5 million to $120.6 million in the current year-to-date period. The majority of the current period procurement transactions were gross deals, whereas the majority of the comparable prior year transactions were net deals, in which we record only our agent fee as revenues. As a result, the recorded revenue increased from $17.7 million in the prior year-to-date period to $77.0 million in the current year-to-date period. Gross profit recognized on all procurement transactions increased 52% from $3.5 million to $5.3 million before interest charges. As suggested by these figures, we generally receive a slightly higher margin on gross deals, as they involve us investing labor to transform the product in some way. Although the margins are lower than our other business lines, efforts required to support the procurement business are much less intensive than our other lines of business, so any incremental activity remains additive to our net income and can lead to additional cross-selling of higher yielding integration services. As mentioned previously, the procurement business can fluctuate widely from quarter to quarter, and the recorded revenues can fluctuate even more widely if there is a substantial shift between gross and net deals, even if the underlying economics between the two are relatively equal.

Cost of Revenue and Gross Margins

Overall, consolidated costs of revenues increased by $60.7 million (273%) in the current year-to-date period, driven primary by the 334% increase in procurement revenues and secondarily due to the 72% increase in non-procurement revenues. Our consolidated gross margin was 15% for the current year-to-date period compared to 26% for the same period of 2023. The decrease in blended margin was driven by the outsized increase in the lower margin procurement business in relation to the remainder of the organization and the shift to a greater portion of procurement deals being gross deals. Gross margins for the current year-to-date period were 7% for the procurement business, 42% for the systems integration business excluding procurement activities, and 57% for facility management activities. In the prior year-to-date period, gross margins were 20% for the procurement business, 16% for the systems integration business excluding procurement activities, and 57% for the facility management activities.

The shift in overall revenues, more heavily weighted towards lower margin procurement activities, combined with the growth in revenues from each line of business yielded a consolidated gross profit of $15.1 million in the current year-to-date period, up 96% from $7.7 million in the prior year-to-date period.

Selling, General and Administrative (SG&A) Expenses

As a percentage of gross profit, SG&A fees improved from 84% in the prior year year-to-date period to 59% in the current year-to-date period, effectively leveraging this cost in relation to the overall growth in the Company’s operations. In dollar terms, our SG&A expenses increased by $2.5 million (39%) in the nine months ended September 30, 2024 compared to the prior year-to-date period primarily due to higher headcount and related compensation costs to support the growing scale of the organization combined with higher accruals for incentive compensation tied directly to the improvements in sales and earnings.

Operating Income

Due to the combined growth in gross profits, growth in revenues, and effectively controlling the costs in our expense structure, we were able to leverage a 96% growth in gross profits into a 461% increase in operating income. For the current nine-month period ended September 30, 2024, operating income was $5.7 million compared to $1.0 million in the prior year nine-month period.

Interest expense, net

For the nine-month period ended September 30, 2024, we recorded net interest expense of $1.6 million. This compares to $1.2 million in the nine-month period ended September 30, 2023. The increase in interest expense was due directly to the increase in the gross value of procurement transactions and other revenues from our primary customer in the current year-to-date period. The factoring charge we incur is based on the total gross value of transactions, including the gross value of procurement deals whether we account for such deals as gross or net deals. Included in net interest expense is $387,000 of interest income earned in the current year-to-date period compared to $231,000 earned in the prior year-to-date period. Because we factor almost all of the receivables from our primary customer, we receive payment on those invoices generally within two business days. As we are generally able to pay our vendors on customary terms of 30-45 days, our cash balances are inflated during periods of heavy procurement activities, and we invest those funds temporarily in our account, driving the interest income.

Net Income (Loss)

After net interest expense and income taxes, we recorded a net income of $4.1 million, or $0.16 per diluted share for the nine-month period ended September 30, 2024, compared to a net loss of ($0.3) million, or ($0.01) per diluted share in the prior year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2024 are our cash and cash equivalents on hand, funds available to us under our revolving line of credit, vendor trade-credit and projected cash flows from operating activities. We have also received certain reimbursements from our largest customer to help us expand our capacity at our current facility to serve them.

As discussed above, we have signed a multi-year agreement to integrate a certain minimum number of AI-enabled computer racks, which we expect to be equal to and possibly greater than the run rate we have integrated since June 2024. Due to the increasing power and cooling demands expected in upcoming generations of those racks, we plan to move to a new facility that is more than 60% larger than the one in which we currently operate and which can provide sufficient power for the foreseeable future. We expect to invest approximately $25 million to $30 million in the new facility in the fourth quarter of 2024 and first quarter of 2025. We are currently in negotiations with our commercial bank to finance those improvements with a five-year fully amortizing loan, but we have not yet finalized that agreement. If we are unsuccessful in reaching an agreement with our bank, preliminary discussions with several other banks indicate their strong interest in funding the loan. If we fail to secure any bank debt, we could issue additional equity or debt securities to fund the expansion. We anticipate receiving funds from our customer that fully offset the debt service for the full term of this debt.

The majority of the Company’s receivables are from a single customer with 80-day payment terms. We generally factor our receivables from that customer through a bank factor, so that we are paid within 2-3 days of invoicing rather than needing to wait the full term to receive funds. We believe this is an efficient program, as we estimate the effective annualized interest rate to utilize that program is less than the rate at which we could borrow funds. We hold excess funds in an interest-bearing account so that we can earn some interest income on the funds we receive immediately from the factoring program but do not have to pay to our vendors for 30-45 days on typical payment terms.

As of September 30, 2024, the Company had an accumulated deficit of $62.2 million. We have recorded operating and net income in our six most recent quarters and posted a significant increase in net income in the two most recent quarters as well as year-to-date periods then ended compared to the same periods of the prior year. We had a history of annual operating or net losses in years prior to that which have been due, in part, to the effects of the COVID-19 pandemic and subsequent supply chain constraints. Although more recent results are consistently improving, these factors may be indicative of doubt regarding the Company’s ability to continue as a going concern. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations. Our primary sources of funds to meet our liquidity and capital requirements currently include cash on hand, funds generated from operations including the funds from our customer financing programs and trade credit extended to us by our vendors or under our revolving credit facility with our bank. If our future results do not meet our expectations, we believe that we can implement reductions in SG&A expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We also require additional capital to complete the planned move and expansion of our facility and may require more if we seek to acquire additional businesses to increase the scale of our operations. There can be no assurance as to the Company’s ability to continue to operate profitability or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and have seen an improvement in supply chain constraints. We believe that we will remain profitable in the next quarter and for the year ended December 31, 2024, and based on discussion to date, we believe we will be successful in obtaining a commercial bank loan to finance our planned facility relocation. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the attached financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $46.4 million and $11.8 million, respectively. We estimate that, after removing the float of which we have temporary use by receiving payments on factored receivables prior to needing to pay our vendors, the remaining unrestricted cash balance available to fund daily operations and a portion of planned capital expenditures, is approximately $10.6 million.

Significant Uses of Cash

Operating Activities:

Cash provided by operating activities was $36.9 million for the nine-month period ended September 30, 2024, compared to $8.6 million of cash provided by operating activities in the nine-month period ended September 30, 2023. This change in cash from operating activities was primarily attributable to the significant increase in contribution from the AI-rack integration services combined with the financial impacts of our procurement services and the large increase in current quarter procurement services for which we have already been paid under our factoring program but for which we have not yet had to pay our vendors. The prior year period included a $0.6 million increase in accounts payable, as we had received funds for a procurement sale before the end of that period but did not have to pay the vendor for the parts procured until the following period. The current period accounts payable increased $37.6 million. Somewhat offsetting this was an increase of $4.4 million in contract and other receivables and a $2.6 million growth inventories in the current year-to-date period to support our growth in the integration services business. Changes in our receivables, inventory, accounts payable and deferred revenues during 2024 are attributable primarily to the timing of procurement transactions. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly basis for procurement contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our procurement activities as we grow this business during 2024 and beyond. These changes were partially offset by the $4.1 million net income during the current year-to-date period vs. a small loss in the prior year period.

Investing Activities:

We invested $1.7 million primarily in leasehold improvements for our integration facility in the nine-month period ended September 30, 2024. This was largely for enhancements to our electrical and cooling systems to support our growth in AI-enabled rack integration in our current facility. The majority of these costs were reimbursed to us by our customer shortly after the end of the current period. This compares to $0.2 million invested in capital assets in the prior year-to-date period, also for purchases of property and equipment and leasehold improvements to expand and upgrade our integration facility.

Financing Activities:

Cash used in financing activities was $562,000 in the nine-month period ended September 30, 2024, compared to $33,000 cash used in financing activities in the nine-month period ended September 30, 2023. In both periods, this represents the cost of treasury stock purchased from employees to cover their tax obligations upon the vesting of restricted stock or to collect the exercise price of stock options, net of the proceeds received upon the exercise of stock options.

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

Our primary liquidity and capital requirements are to fund working capital from current operations, and to fund the planned investment in a new facility. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program, and we anticipate securing a bank loan to finance the investment in our new facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses, expand our facility, or relocate to a new facility as a way to increase the scale of our operations.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30 2024, the Company’s disclosure controls and procedures were effective such that information relating to the Company required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the nine-month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended September 30, 2024:

Monthly Period During the Quarter Ended September 30, 2024	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
July 1, 2024 – July 31, 2024	10,926	$2.20	-	-
August 1, 2024 – August 31, 2024	84,720	$5.19
September 1, 2024 – September 30, 2024	30,267	$5.06	-	-
Total	125,913	$4.90

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

TSS, INC.

Date: November 14, 2024	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)