Form 10-K
period 2024-12-31
TSS, Inc.
filed 2025-04-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-33627

TSS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

110 E. Old Settlers Road	78664
Round Rock, TX	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code

(512)-310-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Ticker Symbol	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value	TSSI	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” "accelerated filer,” "smaller reporting company” and "emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of June 30, 2024, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $33,572,650. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTCQB tier of OTC Markets Group, Inc., a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities, on such date. For purposes of making this calculation only, the registrant has defined "affiliates” as including all directors, executive officers and stockholders owning more than 10% of the registrant’s common stock but excluding any institutional stockholders owning 10% or more of the registrant’s common stock.

Number of shares of Common Stock outstanding as of March 30, 2025: 25,028,734.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2024 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

i

"SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward- looking statements made in this Annual Report on Form 10-K (the “Annual Report”), as well as those made in other filings with the SEC.

Forward looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under "Risk Factors” set forth in Item 1A of this Annual Report.

We expressly disclaim any obligation to release publicly any updates or any changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

As used herein, except as otherwise indicated by the context, the terms “TSS”, “Company”, “we”, “our” and “us” are used to refer to TSS, Inc. and its subsidiaries.

ii

PART I.

Item 1. Business

Company Overview

TSS, Inc. provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Our systems integration services have recently been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks. TSS was incorporated in Delaware in December 2004. Our corporate offices and our integration facility are located in Round Rock, Texas.

We support a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more advanced computing and storage capacity. In 2023, these enterprises shifted their investment priorities towards AI and accelerated computing infrastructure initiatives. Enterprise and data center operators are facing immense pressure to rapidly integrate and deploy the latest generative AI equipment and GPUs (Graphics Processing Units) and will need to adapt these next-generation servers and custom rack-scale architectures to quickly and successfully compete in the market. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

Over the last ten years we have focused our business on providing world-class integration services to our customer base. As computing technologies evolve, and as we see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our rack and systems integration business to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM (original equipment manufacturer) customer to win contracts and to provide business to us under a Master Relationship Agreement. The loss of or material decline in volume of business from this OEM customer would have a material effect on our results.

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

In some cases, in the performance of procurement services, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party. However, we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

Recent Developments

In October 2024, we signed a multi-year agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume.  To support this level of production and to be able to provide increased volumes over our existing facility, we are moving our headquarters and production facility to a new location in 2025 and anticipate capital expenditures of approximately $25 million to $30 million for improvements to that facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled (“DLC”) computer racks.  While there may be some variability in the number of racks built in any given period, we believe the structure of the agreement provides reasonable assurance to us that, absent our material breach of the agreement, the fees we earn from this arrangement will consistently be sufficient to cover projected fixed and variable costs directly related to the performance of our obligations under the agreement.  The agreement may also be terminated for convenience by either party with 180 days’ written notice.  If the other party terminates the agreement for convenience, it would no longer be committed to minimum volumes, however it would remain obligated to pay us amounts that we believe would be sufficient to cover the related facility costs and debt service costs related to capital expenditures incurred to support our obligations under this agreement, or to directly assume the responsibility for such items.

Service Offerings

We have developed a unique set of solution offerings to provide a range of services that enable our customers and partners to efficiently plan, develop, build, deploy, and maintain their IT hardware and software solutions. These solutions begin with strategies for the care of information technology assets that are housed in the facility or modular data centers including power, cooling and heat management, as well as disaster recovery backup systems. Our operating expenses are not exclusively aligned to each service offering, as shared resources such as sales, marketing, and general and administrative expenses support all services. Our solutions involve many aspects of the life cycle of both traditional and modular data centers and their related assets which are described in more detail below.

Systems Integration Services:

To assist our customers with IT equipment deployment in their data centers, we provide what we call "systems integration” services. We provide integrated technology services and software tools designed to accelerate the assembly and delivery of complex information technology solutions. These services include custom configuration of a broad scope of information technology products including client products, enterprise products, clusters, and modular containers. The integration of this equipment at both a rack-level or facility or modular data center level is performed to our customers’ specifications and test criteria and may include imaging of software onto the hardware as well. We are generally not responsible for the performance of the related IT equipment in the field. While we have the ability to do onsite rack integration and occasionally do so, we believe one of our competitive advantages is doing rack integration in our own centralized rack integration facility, where we have greater scalability and staff can specialize in individual parts of the integration process rather than needing to be a generalist in all phases of rack integration as is generally needed for onsite rack integration performed in clients’ data centers.  This approach also allows for greater quality control as it is performed and supervised in our ISO-certified facility. We also provide warehousing of high-value equipment such as servers, switches, and other information technology hardware that are generally provided on a consignment basis to us by our OEM and end-user customers.

We also provide second-touch configuration services for our OEM and end-user customers, such as adding software, hardware, or other features to end-user devices, bundling such devices with peripherals, pre-loading customer-determined application software, tagging, asset capture, and other fulfillment services.  Our services include solutions for edge devices, and client and infrastructure technologies.  Many, but not all of these configuration services originate from our strategic procurement activities and are delivered as a holistic solution to customers seeking bundled services for procurement and configuration.

Facilities Management Services:

Consulting:

While we do not manufacture the individual components that go into modular data centers, we ensure all systems are correctly installed, integrate and test the computer racks in the MDC and test the entire MDC before deploying it to a customer site.  Our strategy includes increasing the number of customers and MDC’s under contract so that we can increase the amount of recurring revenues from ongoing design, maintenance, and support contracts. Our mission-critical facilities experience and our skilled personnel position us as trusted advisors to our customers and allow us to work on new opportunities as our customers grow or as their facilities mature and as partners introduce us to new client opportunities. We also intend to increase our efforts at establishing direct selling and business relationships within the market.  In our history, we have integrated over 500 MDC’s and currently continue to maintain over 200 such MDC’s.  We anticipate enterprises may increase their evaluation of MDC’s as they seek ways to efficiently deploy AI enabled servers in their own environments without requiring the expense of building out data centers.

Deployment:

In connection with the deployment of a solution within a customer’s existing data center, MDC or related equipment requirements, our capabilities include project management, value engineering and design management, bid negotiation support, subcontractor pre-qualification, and selection, long-lead equipment procurement, issuance of equipment and construction contracts, and refinement and management of project budgets and schedules. Our project managers mobilize the required expertise for the project, utilizing project superintendents, quality control and safety professionals, as well as qualified subcontractors and support personnel. Project managers supervise work by project team members, including subcontracted parties, and all aspects of the following: architecture and construction, electric power systems, heat rejection and cooling, energy management, and controls, cooling tower systems, security systems, voice, data and network cabling, fire and life safety systems, and process piping and plumbing systems. The project manager remains responsible for managing all aspects of the project until project completion and customer delivery.

In addition, this installation portion of a project has the largest number of outside influences that can impact project goals and objectives, such as weather, non-performance of subcontractors, equipment deliveries, unexpected project changes from the owner and influence from local authorities and utility providers. Therefore, management experience, skill, and mission focus are critical during the project installation period.

Maintenance and management:

We provide a comprehensive maintenance and service offering designed to ensure that the multiple systems critical to sustaining online applications in enterprise data centers and modular data centers remain operational and functional. Typical facilities management services include overall management of the post-construction facility maintenance program and on-site staffing of technical engineering positions (e.g., electricians, HVAC mechanics, control technicians, and voice/data technicians). Some data centers are constructed in a modular format, whereby information technology, power, cooling, air filtration, uninterruptible power supplies and other related assets are deployed in pre-integrated solutions. Modular data centers may have lower overall cost of delivery, lower energy consumption, and shorter deployment schedules compared to traditional data centers. Our on-site maintenance services provide additional project revenue for us and position us for involvement in any new facility planning, design, and construction initiatives that the customer undertakes.

In addition, we provide 24x7 network operations support by remotely monitoring our data center service contract customers’ facilities for systems operations and emergency events that could lead to outages. Temperature levels, humidity, electrical connectivity, power usage, and fire alarm conditions are among the items monitored. The system maintains all site documentation for repairs and maintenance performed on each critical piece of equipment covered under our services. Such information is useful to our customers in assessing operational efficiency and causes of failure and enables them to make critical decisions on repair or replacement strategies based on the operating history of the monitored systems.

Our facilities maintenance service contracts can be tailored to customer requirements and typically span one to three years in duration, renewable annually thereafter, with cancellation clauses for nonperformance and are typically billed annually in advance. Our service contracts take different forms including fixed-price equipment maintenance with an optional comprehensive warranty to fix failures in key components such as uninterruptible power supplies or batteries, ticket-based service provided at contracted rates in a master service agreement, comprehensive facility services agreements that include on-site staffing, scheduled equipment maintenance and nontechnical facility services, and direct job-specific contracts for additional moves, additions, refreshes, refurbishments and change work within a facility.

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

Strategic Procurement Services:

We generate revenues from fees we charge our customers to procure third-party hardware, software, and professional services on their behalf that are used in our integration services as we integrate these components to deliver a completed system to our customers. These procurement services enable highly customizable solutions for our OEM and end-user customers and enable us to expand our revenues, profits and customer base. We recognize our procurement services revenue upon completion of the procurement activity.  In some cases, we act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party. However, we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.  In procurement transactions where we do not take possession of the goods being sold (“net deals”), we record as revenue on our financial statements only the agent fee we earn for facilitating the transaction.  For procurement services in which we take possession of and perform work to somehow transform the goods prior to shipping them to our OEM customer’s end users (“gross deals”), we record as revenue the gross value of the sale and record costs of sales for the amount we spend to acquire the goods that we transform.  Thus, the gross margin percentage for this business can be significantly different, even if the gross profit dollars are the same, depending on whether we record the gross procurement transaction when we handle the products or record only our agent fee when merely arranging the sale in a net procurement transaction.  This, in turn, can have a material impact on the gross margin percentage for the consolidated company, particularly in periods in which we experience a large volume of procurement transactions in relation to the volume of the remainder of our business.

Customers

Our customers include IT OEM equipment, technology and service companies, and private-sector businesses that in some cases are the end users of the facility, or in other cases are providing a facility to a government or commercial end user.  The majority of our sales are currently made to or through strategic alignment with a global Fortune 100 computer technologies company with a significant presence near our headquarters and integration facility.  Through them, we provide facility management services to other major technology, software, banking and cloud service providers.

Sales and Marketing

A key part of our selling strategy is entering into master service agreements with multiple partners and co-selling our range of services to our partners’ end-user customers, leveraging their customer relationships and broadening the scope of potential customers for us. Our go-to-market approach relies primarily on business generated by or through a global Fortune 100 OEM customer with whom we have strategically aligned ourselves. This approach relied on expertise in information technology hardware systems, energy consumption, real estate matters, and facilities planning and operation from this primary demand source. This marketing approach allowed the end–user customer to contract for comprehensive facilities services or to contract separately for each project phase such as integration or fulfillment services.

While we continue to embrace working closely with that strategic OEM, our updated go-to-market strategy is designed to also capitalize on our investment in direct selling personnel and leveraging our OEM partner’s capabilities at the same time. Our ability to be involved in sales engagements earlier in the cycle and with end-users will allow us to positively impact demand and provide greater visibility into the integration schedules and future pipeline. This impacts our ability to better manage personnel schedules and ultimately optimize our production capacity. We also seek to enhance our name recognition using improved web marketing, trade shows, technical seminars, direct mailings, and social media.

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

Competition

The mission-critical information technology solutions market is large, fragmented, and highly competitive. We compete for contracts based on the strength of our customer relationships, successful past performance, significant technical expertise, specialized knowledge, and broad service offerings. Our strength lies in our ability to deliver quality solutions on time and with high quality at a competitive price. These solutions can be complex or simple. We have gained market traction by providing complex AI solutions utilizing GPU and advanced thermal management technology and our largest customer highly values our flexibility, partnership and ability to execute on our commitments. We often compete against channel re-sellers and divisions of large information technology service and equipment providers. In some cases, because of diverse requirements, we collaborate with these and other competitors for projects. We respect competition in the information technology services sector, and we embrace what we need to do to compete and win to continue to increase in the future.

Strategy

Our goal is to profitably grow our existing businesses and to identify expanded service offerings to further our value add to our customers as we become a recognized leader in the life-cycle management of complex IT solutions. At a high level, the strategy we intend to use to accomplish this goal includes:

-

Continue to deliver operational excellence and cost competitiveness to enhance our manufacturing capability: A key element of our success is our ability to leverage and optimize our systems integration facility. We are currently investing between $25 million and $30 million in our new, larger integration facility in Georgetown, Texas that will significantly increase the available electrical power, cooling capabilities, and the number of testing / validation stations. This increases the capacity to integrate both air-cooled and direct liquid cooled racks, particularly in the AI market space for which power and thermal management demands are increasing rapidly. We will continue to invest in our integration processes and technology to achieve additional cost efficiencies and enhance our existing capabilities. We are expanding to a hybrid integration model which allows us to generate revenues from within our facility and externally at customer locations. This allows more flexibility to support our customers’ requirements while continuing to enhance our cost-effectiveness.

-

Expand our ability to drive demand with direct selling resources and to co-sell with our customers and partners. We believe we can expand our services portfolio penetration within these new, as well as existing customers.

-

Maintain intense customer focus: We intend to strengthen and deepen our customer relationships. We believe that continued focus on cost-effective systems integration, deployment, and ongoing life-cycle management is important, and will help to increase our net sales, operating performance, and market share. To accomplish this, we will continue our close collaboration with our OEM partner to assist them in identifying demand for our services and design new services that allow them to meet new customer requirements and leverage innovations and technical developments. Additionally, we will continue to expand our sales force and field service technicians and add additional technical expertise.

-

Pursue selective strategic partnerships and acquisitions: As part of our strategy to expand our service offerings and to maximize our market opportunities, we may partner with or acquire technologies, services, or product lines to accelerate our growth and to enhance our portfolio.

Employees

On December 31, 2024, we had 161 full-time employees plus approximately 43 temporary workers utilized primarily in our rack integration services. Our future success will depend on our continued ability to attract, retain, and motivate qualified personnel. We are not a party to any collective bargaining agreement, and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be very satisfactory.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements relating to our annual stockholders’ meeting with the Securities and Exchange Commission ("SEC”). Copies of these filings, including amendments to such filings are available, free of charge, on our website, www.tssiusa.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not and should not be deemed to be a part of this Annual Report or a part of any other report or filing with the SEC. All reports that we file with the SEC are available to read and copy at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We currently derive and believe that we will continue to derive in the near term a significant portion of our revenues from one OEM customer. We provide a range of different services and generate revenue from multiple business units and divisions of this OEM customer. To the extent that any significant business unit or division of this OEM customer uses less of our services or terminates its relationship with us, or this OEM reorganizes its business units and divisions in such a way that directly impacts the level of business with us, our revenues would decline significantly, which would have a material adverse effect on our financial condition and the results of our operations. Revenues from this OEM customer comprised 99% and 96% of our total revenues in the years ended December 31, 2024 and 2023, respectively.

A material breach of our multi-year rack integration agreement, or our choice to terminate the agreement for any reason other than the other party’s material breach of the agreement, could significantly reduce certain minimum payments from our primary OEM partner.

We have incurred notable financial commitments related to a new lease on a larger integration facility and the debt to finance capital expenditures in that facility needed to fulfil our obligations under the multi-year AI rack integration agreement with our largest OEM partner. Our multi-year agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility and debt service payments tied to the build-out of that factory for which we are responsible. While those payments are required, per the terms of the multi-year term of the agreement, our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the lease and debt service regardless of whether we had revenues sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to the other party’s material breach of the agreement, they would be relieved of any further obligation. Either of these events would represent a material adverse effect on our results of operations, financial condition and cash flows.

Future power demands of AI-enabled computer racks is unknown and our ability to continue to earn revenues from AI rack integration services is highly dependent on our access to an acceptable amount of electrical power and related computer cooling capabilities.

A significant driver of our recently improved financial results is our AI rack integration services and the revenues and earnings driven by those services.  Technology for AI computers continues to advance, and currently each new generation typically consumes more electrical power than preceding generations, which in turn requires even more electrical power and additional cooling equipment.  We recently signed a lease on a new building to which we plan to move all of our operations including our rack integration business, primarily to secure access to the electrical power needed to perform our AI rack integration services.  While we believe we are relocating to a location where we can source additional power if and when needed due to the city building an electrical power substation very near our leased property, we have no guarantee that such additional power will be available or be allocated to us beyond the 15 Megawatts to which the city has contractually committed itself to provide by mid-2025, though the city has indicated they will be able to continue to increase the available power over time.  If new generations of AI computer racks continue to consume more power than preceding generations, our failure to obtain access to additional power in a reasonable time frame, or the inability to secure additional chillers or other cooling capacity to cool the related racks would have a material, negative impact on our ability to meet our customers’ needs.

Our revenues and profitability could be materially and negatively affected by U.S. imposed tariffs.

The United States has recently begun to implement material tariffs on some of the countries with which it has a great deal of international trade and has threatened tariffs on a variety of other counties.  Many of the servers we integrate, other goods on which we provide configuration services and some products we procure for our customers have recently been made or assembled in countries subject to such tariffs.  This introduces additional doubt as to whether our customers will be able to pass such costs onto their customers and as a result whether they can continue to sell such products at an acceptable profit.  This, in turn, could materially and negatively affect our revenues, cash flows and financial position.  Even if tariffs are ultimately lifted, temporary implementation of tariffs introduces doubt in the mind of buyers and causes disruptions in the supply chain that could introduce weeks or even months of delays in the ability to source parts and therefore similar delays in our ability to operate at full capacity, negatively impacting our earnings and financial position, and possibly even leading to cancelation of customer orders based on expected delays.

Supply chain challenges have negatively affect our integration business by slowing the supply of parts needed to perform integration services, requiring us to hold greater quantities of inventory for longer periods and/or delaying completion of services for our customers.

Since the COVID 19 pandemic began in 2020, due to its impact on global production and distribution we have experienced periodic impacts from shortages of components needed to complete integration and procurement services, delaying our ability to recognize revenue for these projects and negatively impacting our profitability and cash flows. In addition to delaying our services, this has also resulted in us having to hold onto greater quantities of customer inventory for longer time periods while we wait for the missing components to be delivered. Due to our fixed storage capacity, holding customer-owned inventory for longer periods has negatively impacted our ability to perform other services and added cost and risk, including custodial risk, into our integration business. The supply chain disruptions have also directly impacted vendors and other third parties from whom we procure goods and services for our procurement business, causing delays in completing procurement services for our customers. This has the potential to materially harm our operating results by delaying recognition of revenue. This can also harm our liquidity position if we are forced to pay vendors for products and services before we have the ability to invoice and receive payment from our customers, which could also prevent us from performing additional procurement services for our customers or cause other liquidity concerns.  Although our multi-year AI rack integration agreement signed in 2024 passes much of the risk for supply chain disruptions to our customer through the use of minimum quantity commitments as it relates to AI rack integration, we are still exposed to these issues in our procurement business, non-AI rack integration business and configuration services.

We may be unable to hire and retain sufficiently qualified personnel, and the loss of any of our key executive officers may adversely affect our business.

We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional, and technical personnel. Our business involves the development of tailored solutions for customers, a process that relies heavily upon the expertise and services of employees. Accordingly, our employees are one of our most valuable resources. Competition for skilled personnel is intense in our industry. Recruiting and training these personnel requires substantial resources particularly when seeking qualified staff in remote locations where a number of our customers operate their data centers. Our failure to attract and retain qualified personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and constrain our future growth.

Changes in labor market conditions are causing increases in our labor costs, and if we are unable to adequately recover these costs from our customers, our business will be negatively impacted.

At times, we experience higher levels of attrition, increasing compensation costs, and more intense competition for talent. We believe that our future success will be dependent upon retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. As a small company, we are particularly susceptible to negative impacts if critical and experienced personnel leave. As a result, we have invested in a Chief People Officer position and in Human Resources automation tools that help us manage through many of these challenges.  Hiring and retaining qualified executives and other employees is therefore critical to our business. From 2022 to 2024, we had a number of planned changes to our executive leadership team, and we experienced increased wage pressure and challenges in hiring people in the Austin, Texas market. We have had to pay higher wages to attract new employees and retain our existing employees. If our total compensation programs, employment benefits, and overall workplace culture are not viewed as competitive, our ability to attract, retain and motivate employees could be compromised. To the extent we experience significant attrition or the loss of critical employees and are unable to replace employees in a timely manner, we could experience a loss of critical skills and reduced employee morale, potentially resulting in business disruptions or increased expenses to address any disruptions. To the extent that we are unable to promptly pass higher labor costs on to our customers, our business will be negatively impacted. Our inability to attract, retain and motivate employees or manage a succession of key roles may inhibit our ability to maintain or expand our business operations.

We have a history of operating losses, and we may experience net losses in the future.

Although we recorded improved operating income in 2022-2024 and net income in 2023 and 2024, we had a net loss in 2022, and we recorded operating and net losses in both 2021 and 2020. We have a history of recurring net annual losses in prior years and on December 31, 2024, we had an accumulated deficit of approximately $60.3 million. We believe that changes we have made to the business in recent years, including the addition of procurement services, changes to our operating cost structure, and the new multi-year AI rack building agreement have significantly improved our operating results and allowed us to achieve multiple profitable quarters in each of the last several years. Our efforts to align costs with sales and gross margin volume have reduced our level of overhead, but there can be no guarantee that we will be successful in sustaining or increasing profitability in 2025 or beyond. The uncertainty of a rapidly changing marketplace and ongoing global supply challenges have created a volatile and challenging business climate, which may continue to negatively impact our customers and their spending and investment decisions. We may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability and a failure to maintain and grow our revenue volumes would adversely affect our business, financial condition and operating results.

We are attempting to diversify our customer base but there is no guarantee that we will be successful in doing so.

Revenues from our largest customer comprised 99% and 96% of our total revenues in the years ended December 31, 2024 and 2023, respectively. We are continuing our efforts to add new revenue streams such as our strategic procurement services that we began offering in 2019, as well as targeting other vendors in the data center infrastructure market, including Value Added Resellers and systems integrators who have the need for IT integration services. We are also targeting other vendors in the modular data center market to leverage our expertise and capabilities in this marketplace. We are also trying to stay ahead of emerging trends in the IT market space such as direct-liquid-cooled product offerings, AI computing, immersion technology and edge-based solutions so that we can develop service offerings to leverage growth opportunities for these new markets. While we believe our efforts will allow us to broaden our customer base and reduce our customer concentration, there can be no guarantee that we will be successful at these endeavors, or of the time that it will take for these efforts to be successful.

We are partially through the implementation of a new enterprise resource IT system and have yet to fully deploy this new system across all of our business units. Any challenges, delays, difficulties, or errors during the implementation of this new system may negatively impact our business operation and harm our operating results.

We rely on computerized inventory and management systems to coordinate and manage the activities in our integration business, as well as to communicate inventory and shipment information to our vendors and customers. Our ability to rapidly process incoming deliveries, track inventory through the integration process, and process shipments in a timely manner are essential to the operations of our integration business. As we introduce a new ERP system to perform these functions for our warehouse, integration and other operations functions, any challenges in the implementation of the system, changes to processes or errors in functionality where such systems fail to adequately perform as designed, could adversely affect our business and harm our operating results. For financial reporting purposes, we began to use this new enterprise system as our system of record with effect from October 1, 2022. In 2025, we expect to deploy the system across all of our business units and integrate it into our financial reporting systems, which is part of the same ERP system.

The level of our procurement business may fluctuate significantly on a quarterly basis, requiring additional working capital to grow.

Due to the nature of our procurement business, we have experienced material fluctuations in our quarterly revenues from these services, which has had a material impact on our quarterly and annual revenues and profits. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities and the business has minimal costs in periods of low volume partially mitigating financial risk. However, depending on the size of potential procurement and reseller contracts, we may be required to procure material amounts of hardware, software, and professional services from other third parties and there can be no guarantee that our existing sources of liquidity or available trade finance will be sufficient to enable us to finance these transactions.

As the age of modular data centers increases and customers look to shut or replace such units, our recurring maintenance revenues could be negatively impacted, and this could adversely affect our operating results.

Modular data centers (MDCs) typically have a lifespan of 6-10 years unless they are updated with new IT equipment. As they near the end of their useful life, customers can either perform maintenance to extend the MDCs' lifespan or terminate maintenance contracts for those MDCs. If customers terminate their annual maintenance contracts, it could negatively impact our maintenance revenues and profitability unless they replace the units with new MDCs. While our history suggests that customers will replace MDCs with new modules subject to annual maintenance contracts, the time period between these two events could result in a decrease in our maintenance and overall revenue in our facilities management business.

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

Other than our multi-year AI rack integration agreement signed in 2024, most of our contracts are cancelable on short notice by the customer either at its convenience or upon our default. If one of our customers terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profit from that contract. If one of our customers terminates the contract due to our default, we could be liable for excess costs incurred by the customer in re-procuring services from another source, as well as other costs. Many of our contracts, including our service agreements, are periodically open to bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if our customers cancel a significant number of contracts, we fail to win a significant number of our existing contracts upon re-bid, or we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects. In addition, we provide services under certain master service agreements. If these agreements are terminated, we would be unable to provide ongoing services to those customers.

We submit change orders to our customers for work we perform beyond the scope of some of our contracts. If our customers do not approve these change orders, the results of operations could be adversely impacted.

We typically submit change orders under some of our contracts for payment of work performed beyond the initial contractual requirements. The applicable customers may not approve or contest these change orders, and we cannot assure you that these claims will be approved in whole, in part or at all. If these claims are not approved, our results of operations could be adversely impacted.

We may not accurately estimate the costs associated with services provided under fixed-price contracts, which could impair our financial performance.

The majority of our revenue is derived from fixed-price contracts. Under these contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract, and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

We warranty customer equipment against failure in some of our fixed price contracts, and a major equipment failure could have a material impact on our financial performance.

Under some of our maintenance contracts we provide limited warranties for the continued performance of equipment, including batteries and actuators used in modular data centers. We estimate the anticipated failure or replacement rate of this equipment, but if a customer location experienced a failure rate of equipment greater than we anticipated, we would incur higher equipment replacement costs and incur a loss on that maintenance contract, and this could potentially have a material negative impact on our profitability and liquidity.

We may choose, or be required, to pay our subcontractors even if our customers do not pay or delay paying us for the related services.

We use subcontractors to perform some portions of our services and to manage workflow. In some cases, we pay our subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay us, or delay paying us for the related work, we could experience a decrease in profitability and liquidity.

The industries we serve have experienced and may continue to experience rapid technological, structural and competitive changes that could reduce the need for our services and adversely affect our revenues.

The mission-critical information technology industry is characterized by rapid technological change, intense competition and changing consumer and data center needs. We generate a significant portion of our revenues from customers in the mission-critical information technology industry. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services and adversely affect our revenues and profitability. Improvements in existing technology may allow companies to improve their networks without physically upgrading them. Reduced demand for our services or the loss of a significant customer or end-user could adversely affect the results of operations, cash flows and liquidity.

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

We are reliant upon a number of third-party and internally developed software programs to operate our business. We store and transmit our own as well as customer information and data, including individual data of and about their end-user customers. Maintaining the security and availability of our services, network and internal IT systems and the security of information we hold is a critical issue for us and our customers. Any software failure or corruption, including cyber-based attacks or network security breaches, could lead to the dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, customers and end-user customers, could threaten our ability to provide services to our customers, generate negative publicity about us, erode our customers’ confidence in our ability to handle their technology assets, result in litigation and increased legal liability or costs or lead to government inquiry or oversight. The occurrence of any of these events could harm our business or damage our brand and reputation, lead to the loss of customers and higher expenses, and possibly impede our present and future success in retaining and attracting new customers.

A successful assault on our infrastructure could damage our reputation and could adversely affect our financial condition. Similar security risks exist with respect to our business partners and the third-party vendors we rely on for aspects of our information technology infrastructure, support services and administrative functions. As a result, we are subject to the risk that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facility and other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which stockholders purchased their shares.

Our insiders beneficially own a significant portion of our outstanding common stock. Future sales of common stock by these insiders may adversely affect the market price of our common stock.

Our officers, directors and their affiliates beneficially own approximately 7.0 million shares of common stock or approximately 28% of our outstanding common shares as of March 30, 2025. Stock sales by our directors and officers are subject to compliance with our Code of Conduct and the preapproval process from the Chief Financial Officer. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not mean that we meet any technical standards, specifications, or requirements, but only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

As part of our cybersecurity risk management system, our IT management team tracks and logs privacy and security incidents across our OEM partners, Microsoft and Oracle and other IT system providers, our vendors, and other third-party service providers to remediate and resolve any such incidents. Any significant incidents are reviewed regularly by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and then reported to designated members of our senior management. We would consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosures and other compliance decisions. Our management is tasked with apprising TSS’ independent public accounting firm of matters and any relevant developments.

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

Currently, we have not identified risks from known cybersecurity threats, including because of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial conditions.

Item 2. Properties.

We lease a 105,000 square foot production facility, warehouse and office space in Round Rock, Texas and in 2021 renewed a 7-year lease for this space.

In December 2024, we signed a new 10-year lease for a 212,793 square foot light industrial space in Georgetown, Texas. We are in the process of building out the space to fit our needs, plan to begin production there in April 2025, and plan to completely move our operations, warehouse and office space to this new location by June or July 2025.

We have not yet determined the future use of our existing facility in Round Rock, Texas. If we are unsuccessful in selling additional work to utilize that space, we believe we would be able to sublease it on attractive terms as our current cost per square foot is substantially below prevailing market rates. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 2024, our common stock has been traded on the Nasdaq Capital Market under the symbol "TSSI.” Prior to that, our stock was traded on the OTCQB tier of the OTC Markets Group, Inc., a centralized quotation service that collects and publishes market-maker quotes for over-the-counter securities in real time.

The following table sets forth the high and low bid prices for our common stock for each of the quarters of 2024 and 2023 as reported by Nasdaq and the OTC Markets Group, as applicable:

	2024		2023
	Low	High	Low	High

First Quarter	$0.24	$0.67	$0.42	$0.59
Second Quarter	0.48	2.59	0.25	0.50
Third Quarter	2.11	7.34	0.27	0.45
Fourth Quarter	5.04	12.99	0.25	0.45

As of March 30, 2025, there were 68 stockholders of record of our common stock, although we believe there is a larger number of beneficial owners of our common stock.

We did not pay dividends on our outstanding stock during the years ended December 31, 2024, and 2023. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

The following table provides information with respect to shares of our common stock that were acquired by the Company during the fourth quarter of 2024:

Monthly Period During the Quarter Ended December 31, 2024	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2024 - Oct. 31, 2024	40,973	$7.26	-	-
Nov. 1, 2024 – Nov. 30, 2024	406,442	$8.43	-	-
Dec. 1, 2024 – Dec. 31, 2024	988	$10.81	-	-
Total	448,403	$8.33	-	-

(a)	All of these shares were acquired from associates to satisfy tax withholding or purchase price requirements upon the exercise of stock option grants or upon the vesting of restricted stock.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of, among other reasons, factors discussed in Item 1A–Risk Factors and elsewhere in this Annual Report. The commentary should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in this Annual Report.

Overview

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Our systems integration services have recently been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks. TSS was incorporated in Delaware in December 2004. Our corporate offices and our integration facility are located in Round Rock, Texas.

We support a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more advanced computing and storage capacity. In 2023, these enterprises shifted their investment priorities towards AI and accelerated computing infrastructure initiatives. Enterprise and data center operators are facing immense pressure to rapidly integrate and deploy the latest generative AI equipment and GPUs (Graphics Processing Units) and will need to adapt these next-generation servers and custom rack-scale architectures to quickly and successfully compete in the market. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

Over the last ten years we have focused our business on providing world-class integration services to our customer base. As computing technologies evolve, and as we see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our rack and systems integration business to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM (original equipment manufacturer) customer to win contracts and to provide business to us under a Master Relationship Agreement.  The loss of or material decline in volume of business from this OEM customer would have a material effect on our results.  Our operational focus is to ensure this doesn’t happen.

Most of the components used in our systems integration business are consigned to us by our largest OEM customer or its end-user customers. Thus, our revenues reflect only the services we perform, and the consigned components are not reflected in our income statement or on our balance sheet. We also offer our customers procurement services whereby we procure third-party hardware, software and services on their behalf. Our configuration and integration service businesses often integrate these components to deliver a complete system to our customers.

In some cases, in the performance of procurement services, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party. However, we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

In October 2024, we signed a multi-year agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume.  To support this level of production, and to be able to provide increased volumes over our existing facility, we are moving our headquarters and production facility to a new location in early 2025 and anticipate capital expenditures of approximately $25 million to $30 million for improvements to that facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled (“DLC”) computer racks.  We are financially responsible for all fixed and variable costs related to this activity, including debt service requirements related to the planned capital expenditures, direct and indirect labor related to this activity, and all facility and related costs for the portion of our facility allocated to this activity.  While there may be some variability in the number of racks built in any given period, we believe the structure of the agreement with our customer provides reasonable assurance to us that absent our material breach of the agreement or our termination of the agreement, the revenues we earn from this arrangement will consistently be sufficient to cover the aforementioned costs we expect to incur in fulfilling our obligations.  Our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the lease and debt service regardless of whether we had revenues sufficient to cover those costs.  Likewise, if we were to terminate the agreement other than due to the other party’s material breach of the agreement, the other party would be relieved of any further obligation. Funding sources for the build-out costs at the new facility include approximately $6.8 million contributed by our landlord, $20 million from a construction loan from Susser Bank, and cash on hand for the remainder of the costs.  The construction loan is expandable up to $25 million with bank approval.

The volume of transactions we engaged in with our strategic procurement services grew substantially in 2023 and again in 2024. Customers value our ability to source disparate hardware, software and services and provide a single-source solution for their IT needs. In some cases, we merely act as agents in these transactions, and so the reported revenues will reflect only our fees earned in the transaction (“net deals”). If the procurement activities include integration services or other value-add work beyond just the procurement activity, the transactions is recorded at its gross value (“gross deals”), and revenue and costs are allocated to the procurement and systems integration segments based on the value created in each and the effort involved to fulfill the contracts.  Overall, we were able to increase our recorded revenues from procurement transactions, representing only the revenues allocated to the procurement segment, by $79.0 million or 205%, compared to 2023. The aggregate gross value of all procurement transactions, regardless of whether they were recorded as gross deals or net deals increased from $123.2 million in 2023 to $169.1 million in 2024. Integration work related to these procurement activities is recorded separately in the systems integration segment.

Our total revenues in 2024 were $148.1 million, a $93.7 million or 172% increase from our 2023 revenues of $54.4 million. Improvement was seen in all three of our major revenue streams, with the majority of this increase coming from $79.0 million (205%) growth in our procurement business and $13.8 million (157%) growth in our systems integration businesses.  The systems integration business growth was driven primarily by the significant increase in rack integration of AI-enabled computer racks.  Our efforts in this were rewarded by winning a multi-year agreement with our largest OEM customer to continue AI rack integration for them at an expected minimum weekly volume.  We also saw a 13% growth in revenues from the facilities management segment, from $7.1 million to $8.0 million in 2024.

Our gross profits increased by $11.4 million or 103% compared to 2023, mainly due to the higher volumes of activity in our procurement and systems integration businesses, including our AI rack integration activity. In addition to earning revenue for completing AI rack integrations, our multi-year agreement includes weekly volume commitments as well as certain fixed fees, which we believe will be sufficient to cover our fixed and variable costs incurred in fulfilling our obligations under the agreement.  Specifically, we believe the fees received under this agreement will be sufficient to cover all of our direct labor, labor training, power consumption and other variable costs, as well as indirect labor, rent and related facility costs for the portion of our factory allocated to this activity, debt service for the assets added to support this business, and other smaller fixed costs that we will incur to perform our obligations under this agreement.  If we experience periodic lulls in demand or if our customer has extended periods of inability to secure parts, we have agreed to seek opportunities to scale back a portion of our direct labor and temporary employees used in this activity, primarily in positions that can be refilled and retrained fairly quickly as demand or supply chain issues are resolved, and to in turn reduce the variable fees charged to our customer under this agreement.  We believe this structure demonstrates our desire to help control the customer’s costs while protecting our financial results by reducing our fee to them only if our own internal labor costs also are reduced.  Our gross profit margin as a percentage of sales decreased to 15% in 2024 from 20% in 2023. The primary cause of the decrease in gross profit margin percentage was the increase in volume of our procurement business as a proportion of our total revenue, where we generally earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. As more fully discussed below, we saw improvements in the margins for both the facilities management line of business and the systems integration businesses, and when viewed on a gross value basis, also improved our margins in the procurement business.  The driver of the decrease in the overall blended margin was the fact that a greater portion of our procurement activity in 2024 was “gross deals” whereas the majority of the 2023 procurement activity was from “net deals.”

With all expense lines growing at a rate slower than the growth in revenues, we leveraged the 172% growth in consolidated revenues in 2024 into a 386% increase in operating income and 7,976% growth in net income compared to 2023.

We ended 2024 with $23.2 million of cash on hand, an increase of $11.4 million from the balance at the end of 2023. This increase was driven by the $6.0 million net income during 2024 and timing differences stemming from the procurement business increasing near year-end, due to us being paid more quickly than we must pay our vendors.  These inflows were somewhat offset by $4.5 million of cash used to repurchase shares from employees as a means for them to satisfy tax withholding requirements or pay the exercise price upon the vesting of restricted stock and exercise of stock options.  The taxes due on such activities increased significantly in 2024 in direct relation to the increase in our prevailing stock price.

Critical Accounting Policies and Estimates

We consider an accounting policy to be critical if:

●	the accounting estimate requires us to make assumptions about matters that are highly uncertain or require the use of judgment at the time we make that estimate; and

●

changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we could have reasonably used instead in the current period would have a material impact on our financial condition or results of operations.

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

Maintenance services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract term. Our contract terms typically are one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services on a ratable basis over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment. However, our history of non-payments and bad debt expenses has been insignificant.

Integration services

We generate integration services revenues by providing our customers with customized systems and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods.

In 2024, we signed a multi-year agreement to maintain a facility and trained staffing levels to integrate AI-enabled racks for a key customer. In addition to the fixed monthly fees to which we are entitled under that agreement, we also receive payments that scale depending on the volume of AI racks integrated and for which we are prepared to integrate. To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business that are largely out of our control, our customer has committed to pay us for maintaining staffing levels to support an agreed minimum weekly quantity of racks. To the extent we cannot meet the minimum weekly volume due to our inefficiency, such as production down time or labor shortages compared to agreed-upon levels, we will reduce the fee and bill only for the quantity of racks that we actually configured or could have configured, given the actual staffing levels. We contractually agreed to use commercially reasonable efforts to mitigate our customer’s costs for under-utilized staff, including during periods of extended lulls in demand or supply chain issues experienced by our customer. Under this agreement, we recognize revenue monthly for maintaining the facility and trained staffing levels to support the weekly quantity of racks our customer has contractually requested we be ready to integrate, with the staffing fees reduced for any intentional or unintentional under-staffing. The fee for staffing is not variable consideration because the customer’s usage is known weekly and is not contingent on the occurrence of any future events or subject to any estimation.

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2024, and 2023, our allowance for doubtful accounts was $7,000.

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

Strategic Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenues upon completion of the procurement activity. For any procurement activities in which we somehow transform the product, the revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of sales for any costs we incur to procure the related goods (“gross deals”).  In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party and we have no control of the goods before they are transferred to the customer and do not transform the product in any way. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer (“net deals”). Accounts receivable from our procurement activities are typically due within 80 days of invoicing.  The majority of the procurement activities generally involve us transforming the product, and as such the majority of these transactions are recorded as gross deals.  In order to accelerate the time period in which we receive payment, we generally factor the procurement services receivables utilizing a program that we estimate has an effective annualized interest rate below the rate at which we could borrow funds.  Regardless of whether the transaction is recorded as a gross transaction or a net transaction, the interest we are charged through the factoring program is based on the gross value of the transaction.

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

The following table presents our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Year Ended December 31,
	2024	2023
FACILITIES MANAGEMENT:
Maintenance revenues	$4,446	$4,543
Equipment sales	1,718	844
Deployment and other services	1,841	1,680
Total Facilities Management revenues	$8,005	$7,067

SYSTEMS INTEGRATION:
Integration services	$22,620	$8,817
Total Systems Integration revenues	$22,620	$8,817

PROCUREMENT:
Procurement services	$117,519	$38,515
Total Procurement revenues	117,519	38,515
TOTAL REVENUES	$148,144	$54,399

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2024, deferred revenue of $3,384,000 includes $1,476,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $1,908,000 relates to procurement and integration services where we have yet to complete our services for our customers.  Of the $1,908,000 deferred revenues related to procurement and integration services, $1,137,000 is expected to be recognized within one year, and $771,000 is expected to be recognized beyond one year. Contract liabilities, consisting of deferred revenues were $3,370,000 on December 31, 2023, and $2,080,000 on December 31, 2022.

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

We perform an impairment test of goodwill annually as of December 31, or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we review for indicators of impairment as “Step Zero” of the annual impairment test as defined by U.S. GAAP and if any exist, we compare the fair value of the reporting unit with its carrying amount. If that fair value exceeds the carrying amount, no impairment charge is required to be recorded. If the carrying value exceeds the reporting unit’s fair value, we would recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of a reporting unit will be determined using a discounted cash flow, which requires the use of estimates and assumptions. Significant assumptions that may be required include forecasted operating results, and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may have a material impact on the conclusions reached.

We also review intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets on December 31, 2024, and 2023 and concluded there was no impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment on December 31, 2024, or 2023 for our goodwill and other long-lived intangible assets. On December 31, 2024, and 2023, the carrying value of goodwill was $0.8 million.

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

Stock Based Compensation

We account for stock-based compensation using a fair-value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information that can change significantly over time. A small change in estimates can have a relatively large change in the estimated valuation.

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

Results of Operations

Comparison of 2024 to 2023

Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2024 (the “current year” or “2024”) and the twelve months ended December 31, 2023 (the “prior year” or “2023”).  Based on our current structure and ways in which the business is managed and viewed at an executive level, we determined that effective in the fourth quarter of 2024, we now have three reportable segments rather than two reportable segments as historically reported.  The new procurement reportable segment was previously aggregated with the remainder of the systems integration segment.  The systems integration segment and procurement segments are now separated into two reportable segments, with the third reportable segment remaining Facilities Management.  Prior year segment information has been recast to conform to the current year presentation.

Revenue

Revenues consist of fees earned from the planning, design and project management for mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services for these facilities. We also earn revenues from providing system configuration and integration services, as well as procurement services, to IT equipment vendors. In the quarter ended June 30, 2024, we invested approximately $1.7 million in our Round Rock facility to expand our capacity to integrate generative AI-enabled server racks, including both air cooled and direct-liquid cooled systems.  We received a reimbursement from one of our customers for the majority of those investments and are amortizing that reimbursement into service integration revenues over the expected useful life of three years.  We began integration services on AI racks in June 2024 and have continued that activity to date.  Currently we derive substantially all our revenue from the U.S. market, with an immaterial amount derived from Canada in service of a U.S. based customer.

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

Our maintenance and integration services traditionally earn higher margins and maintenance contracts typically renew annually, providing consistency and predictability of revenues. In past years, we performed design and project-management services in a concentrated number of high-value contracts for the construction of new data centers. In addition to contributing to large quarterly fluctuations in revenue depending upon project timing, these projects required higher levels of working capital and generated lower margins than our maintenance and integration services. We re-focused our design and project management services towards smaller scaled jobs typically connected with addition/move/retrofit activities rather than new construction, to obtain better margins and a more predictable pattern of earnings. We have also focused on providing maintenance services for modular data center applications as this market has expanded. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business, and through adding revenue streams such as procurement services to help drive volume through the integration facility.  The expansion into AI-enabled rack integration services which began in June 2024 bolstered both our revenues and our earnings, helping move the systems integration segment from a $1.0 million segment pre-tax loss in the year ended December 31, 2023 to a $5.0 million segment contribution to pre-tax income in 2024.  These amounts exclude certain corporate expenses, such as selling, general and administrative costs as well as facility costs and interest income that are not allocated to segments.

Total revenues in 2024 increased 172% to $148.1 million, with each major revenue stream contributing to the improvement.  Procurement revenues increased by $79.0 million (205%), systems integration revenues increased by $13.8 million (157%), and facilities management revenues increased by $0.9 million (13%) from 2023.

The $13.8 million (157%) increase in systems integration revenues was due primarily to the growth in integration of AI-enabled computer racks, which began with significant volume in June 2024 and continued at similar volumes throughout the remainder of 2024.  With the October signing of a multi-year agreement to continue integrating AI-enabled racks at similar volumes, we expect systems integration revenues to remain significantly above the historical trend for several years. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility and debt service payments tied to the build-out of that factory for which we are responsible.  While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the facility and debt service regardless of whether we had revenues sufficient to cover those costs.  Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation.  If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

In addition to the fixed monthly fees to which we are entitled under that agreement, we also receive payments that scale depending on the volume of AI racks integrated and for which we are prepared to integrate.  To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business, our primary customer has committed to pay us for maintaining staffing levels to support an agreed minimum weekly quantity of racks.  To the extent we do not meet the minimum weekly volume due to our production down time or labor shortages in compared to agreed-upon levels, we will reduce the fee, billing only for the quantity of racks we actually configured or could have configured given the actual staffing levels.  We contractually agreed to use commercially reasonable efforts to mitigate our customer’s costs for under-utilized staff, including during periods of extended lulls in demand or supply chain issues experienced by our customer.  While any reduction in available staff reduces the revenues to which we are entitled under this agreement, we believe our long-term partnership with our customer is strengthened as we help them mitigate a portion of the costs for which they are responsible.  The periodic reduction of revenues has a muted impact on our overall results, as we also reduce our labor costs in line with the reduced revenues.

Our non-AI rack integration services, without such minimum commitments, may be impacted by periodic supply chain issues for certain components and lulls in demand. These supply chain disruptions periodically cause delays in the timing of systems integration revenue for us as we await delivery of required components, and our vendors and partners expect these supply-chain issues to continue for at least the next several quarters, though they appear to be improving in general.  It is not yet known the extent to which tariffs currently threatened or imposed by the United States may or may not impact these supply chain issues.

Our procurement services involve us procuring third-party hardware, software and services on our customers’ behalf, some of which are then used in our integration services as we integrate those components to deliver a completed system to our customer. Because we are receiving these goods and transforming them, we recognize revenue for the gross value of these transactions and offsetting cost of sales for the components we purchase to fulfill the requests.  We refer to these as “gross deals.”  In some cases, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party and we have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction and recognize revenue for only the amount of any fee or commission that we expect to be entitled to after paying the other party for the goods or services provided to the customer. We refer to these as “net deals.”  The volume and timing of revenues from our procurement business has been unpredictable and subject to large fluctuations, especially on a quarterly basis. Most transactions are for discrete projects that do not recur, and most jobs are completed within six months.

The increase in procurement revenues, which was unusually large this year, was driven primarily by an increase in purchases from the federal government including several individually large sales, combined with a mix shift with a greater proportion of the revenues coming from gross deals, as opposed to net deals.  As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some seasonality of these revenues.  As the federal government budget ends on September 30 each year, we believe this may generally lead to an increase in procurement revenues in the quarter ending September 30 each year and again in the quarter ending December 31 as federal agencies receive their budgets for the new year.  However, we cannot accurately predict when other large procurement activity will occur, such as large purchases from our customers’ enterprise clients.

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

	Year ended December 31, 2024	Year ended December 31, 2023	Increase	Percentage Increase
Recognized Values (GAAP):
Recognized value of all procurement deals	$117,519	$38,515	$79,004	205%
Recognized cost of revenues	109,697	33,256	76,441	230%
Gross profit	7,822	5,259	2,563	49%
Gross margin based on recognized value of transactions	6.7%	13.7%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$169,053	$123,153	$45,900	37%
Cost of revenues	161,231	117,894	43,337	37%
Gross profit	7,822	5,259	2,563	49%
Gross margin based on gross value of transactions	4.6%	4.3%

The following table provides a reconciliation of the non-GAAP figures presented above to the most closely related GAAP figures presented. We review these non-GAAP figures not as a substitute for the GAAP figures, but to help in our internal analysis of the underlying economics of each transaction as we do not believe the GAAP figures are as useful for that purpose as are the non-GAAP measures.

	Year ended December 31, 2024	Year ended December 31, 2023

Recognized revenue of all procurement deals - GAAP	$117,519	$38,515
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	51,534	84,638
Gross value of revenues including netting (non-GAAP)	$169,053	$123,153

Recognized cost of goods for all procurement deals - GAAP	$109,697	$33,256
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	51,534	84,638
Gross value of costs of goods including netting (non-GAAP)	$161,231	$117,894

The gross value of all procurement transactions increased 37% from 2023, from $123.2 million to $169.1 million in 2024.  The majority of the 2024 procurement transactions were gross deals, whereas the majority of the 2023 transactions were net deals, in which we record only our agent fee as revenues.  As a result, the recorded revenue increased from $38.5 million in 2023 to $117.5 million in 2024.  Gross profit recognized on all procurement transactions increased 49% from $5.3 million to $7.8 million before interest charges.  After netting out related interest charges, the procurement segment’s contribution to pre-tax income increased 57% from $3.5 million to $5.5 million.

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

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. Our consolidated gross margin was 15% for the year ended December 31, 2024 compared to 20% for 2023. The blended decrease was driven by the outsized increase in the lower margin procurement business in relation to the remainder of the organization.  Gross margins for 2024 were 7% for the procurement business, 42% for the system integration business, and 62% for the facility management activities.  In 2023, gross margins were 14% for the procurement business, 19% for the systems integration business, and 57% for the facilities management activities.  As seen in the tables above, while the recorded margins for procurement activities decreased from 14% to 7%, when viewed on a gross transaction value, they improved from 4.3% to 4.6%.  Viewed on that basis, margins improved in each line of business with the most significant improvement in the system integration activities, reflecting the impact of a significant increase in the revenues from AI rack integration.  We anticipate margins in that line of business will improve further in 2025, as 2025 will reflect a full year’s activity at more elevated levels of AI rack integration, whereas 2024 reflected that impact for roughly the last seven months of the year.

We anticipate costs allocated to the system integration business to increase in 2025 due to our new, larger integration facility with greater rent and related expenses, paired with an increase in the fees we earn from our primary AI rack integration customer in recognition of our greater expense structure.  While we began recognizing rent expense of approximately $251,000 monthly for the new facility in December 2024 in accordance with GAAP, we do not anticipate paying cash rent for the new facility until April or May 2025, at which point we will begin paying monthly cash base rent of approximately $222,000 plus related lease costs including insurance, property taxes and common area maintenance.  Until we either sublease or find another productive use for or our current facility, we will bear facility rent and related costs at two facilities.

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

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, SG&A fees improved from 81% in 2023 to 59% in 2024, effectively leveraging this cost in relation to the overall growth in the Company’s operations.  In dollar terms, our SG&A expenses increased by $4.3 million (48%) due to higher headcount and related compensation costs to support the growing scale of the organization combined with higher accruals for incentive compensation tied directly to the improvements in sales and earnings.

Depreciation expense

Depreciation expense increased to $0.6 million in 2024 compared to $0.2 million in 2023, representing 3% of gross profit in each period.  The increase relates almost exclusively to depreciating the incremental $1.7 million of capital expenditures added in the second quarter of 2024 to support the growing AI rack integration business.  Our OEM customer that required the AI rack integration services reimbursed us for this cost, and that reimbursement is being amortized into income over the same three-year estimated life over which we are depreciating these additional assets.

Operating Income

Operating income was $8.5 million in 2024 compared to $1.8 million in 2023.  With total operating costs growing 50%, or just under half the 103% growth rate of gross profit, operating income increased by 386%, or $6.8 million due to effectively leveraging our expense structure.

Interest expense, net

In 2024, we recorded net interest expense of $2.2 million compared to $1.6 million in the prior year quarter. The increase in interest expense was due directly to the increase in the gross value of procurement transactions and other revenues from our primary customer in 2024 compared to the prior year.  The factoring charge we incur is based on the total gross value of transactions, including the gross value of procurement deals whether we account for such deals as gross or net deals.  Included in net interest expense is $562,000 of interest income earned in 2024 compared to $355,000 earned in 2023.  Interest income resulted from quickly obtaining cash under the factoring program and investing surplus funds until required to pay our vendors.  While the factoring program costs us interest expense, interest earned on excess funds helps offset that cost.

Income tax expense

Due to a history of consolidated net operating losses, we have not recorded any income tax expenses other than minimum or statutory costs, primarily the Texas Franchise Tax. As of December 31, 2024, our accumulated net operating loss carry-forward was $37 million. We anticipate that these loss carry-forwards may offset future taxable income and future tax liabilities. However, because of uncertainty regarding our ability to use these carry forwards, we have established a valuation allowance for the full amount of our net deferred tax assets.  We will reconsider this in 2025 and future periods, assuming we continue to report significantly improved earnings and see positive movements on other positive and negative evidence we considered in making this assessment.

Net Income

After net interest expense and income taxes, we recorded a net income of $6.0 million, or $0.24 per diluted share for 2024, compared to a net income of $0.1 million, or $0.00 per diluted share in 2023.

Comparison of 2023 to 2022

Revenue

In 2023, we concentrated our sales efforts towards maintenance and integration services where we had traditionally earned higher margins. Historically we performed design, construction and project-management services in a concentrated number of high-value contracts for the construction of new data centers, but we transitioned our business away from this market. We also focused on providing maintenance services for modular data center applications as this market matures. We continued to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize the assets in that business, and through adding additional services such as procurement services and data center moves, to help drive volume through the facility. This includes adapting our integration services to stay abreast of emerging technologies such as immersion computing, liquid-cooled computing, and edge-based technology, so that we can help our customers succeed in these new markets.

Our total revenue in 2023 was $54.4 million, a $23.8 million or 78% increase from our 2022 revenues of $30.6 million. The majority of this increase came from growth of $25.3 million in our procurement business and from growth of $1.6 million in our systems integration business, offset by a $3.1 million decrease in our facilities management revenues as the number of MDC deployments decreased compared to 2022.

We had a substantial increase in the number of procurement transactions we completed in 2023 compared to 2022, including a large increase in net deals, that allowed us to increase revenues from procurement activities from $13.2 million in 2022 to $38.5 million in 2023.

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

Gross Profit

Our gross profit margin for 2023 was 20% compared to a gross profit margin of 29% for the year ended December 31, 2022. This decrease in gross profit margin as a percentage of revenue compared to 2022 was primarily from the higher percentage of our total revenue in 2023 that came from procurement services. As the percentage of total revenue from procurement services increases, our gross profit margin will decrease as the cost of sales is higher for this revenue than our traditional integration and facilities management revenues. Absent the impact from our procurement services, the gross profit margin on our traditional integration and facilities management revenues was 36% in 2023 compared to 37% in 2022.

The growth in our total revenues in 2023 compared to 2022 allowed us to increase our overall gross profit by 23% or $2 million to $11 million in 2023 compared to gross profit of $9 million in 2022.

Our ability to maintain and further improve gross profits will depend, in part, upon our ability to continue increasing sales of our higher-margin services including maintenance and integration services, improve our service margins by passing our higher operating costs on to our customers through increasing pricing, improving the operating efficiency of the integration business including utilization of our direct labor, and increasing the total revenues to a level that will allow us to increase and improve the utilization of our integration and service operations. Our gross profit margin is also likely to fluctuate based on the proportion of our total revenues that comes from our procurement activities.

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

Operating income

Because of the higher absolute gross profits, even with the higher level of selling, general and administrative expenses, we were able to improve our operating profit by $0.8 million or 91% from 2022 and recorded an operating income of $1,750,000 in 2023 compared to operating income of $914,000 in 2022.

Interest expense, net

For 2023, we recorded net interest expense of $1,616,000. This compares to interest expense, net of interest income, of $931,000 for the year ended December 31, 2022. The increase in interest expense was due to both higher interest rates in 2023 compared to 2022 and to an increase in the value of transactions that were factored, which was approximately $137 million in 2023 compared to approximately $87.8 million in 2022. The increase in amounts factored was because of the higher number of procurement projects, including agent-type transactions, that we processed in 2023. This increase in interest expense attributable to factoring was partially offset in 2023 when there was no interest expense for related party debt which was extinguished in July 2022. We were also able to offset this increase with an additional $322,000 of interest income during 2023 as we managed cash flows from our procurement transactions and were able to invest surplus funds until required.

Income tax expense

Due to a history of consolidated net operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs, primarily the Texas Franchise Tax. As of December 31, 2023, our accumulated net operating loss carry-forward was $40 million. We anticipate that these loss carry-forwards may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty at that point regarding our ability to use these carry forwards and the potential limitations due to ownership changes, we established a valuation allowance for the full amount of our net deferred tax assets.

Net income (loss)

After net interest and income taxes, we recorded net income of $74,000, or $0.00 per share for the year ended December 31, 2023. This compares to a net loss of $73,000, or $(0.00) per share we recorded for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity on December 31, 2024 are our cash and cash equivalents on hand, funds available under our construction loan and projected cash flows from operating activities.

As discussed above, we have signed a multi-year agreement to integrate an expected minimum weekly volume of AI-enabled computer racks, which we expect to be equal to and possibly greater than the run rate we have integrated since June 2024.  Due to the increasing power and cooling demands expected in upcoming generations of those racks, we have leased and plan to move to a new facility which can provide sufficient power for the foreseeable future.  The new facility is almost 213,000 square feet compared to the 105,000 square foot leased facility in which we currently operate.  We are in the process of building out the new facility and expect to invest a total of $25 million to $30 million.  We had already spent approximately $8.5 million of that total by December 31, 2024 and expect to spend the remainder in the first half of 2025.  On December 31, 2024, we consummated a construction loan with Susser Bank for up to $20 million, expandable in certain circumstance to $25 million, and immediately drew down $8.7 million, with $3.4 million reimbursing us for previously spent funds and $5.0 million being placed in a money market account securing the loan, and the remainder covering loan closing costs.  Once construction is completed, the outstanding balance will be converted to a fully amortizing term loan with a maturity date roughly approximating the term of the multi-year AI rack integration agreement we signed with our OEM customer.  We anticipate receiving funds from our customer that offset the debt service for the full term of this debt and the majority of the costs to operate the new facility as most of that facility will be dedicated to that activity.  We have not yet determined whether we will be able to secure additional business to utilize both facilities.  If not, we will likely seek to sublease our existing 105,000 square foot facility in Round Rock, Texas but may incur the costs and cash demands of two facilities for some indeterminate period of time.

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

As of December 31, 2024, the Company had an accumulated deficit of $60.3 million. Although we reported a small net income of $0.1 million in 2023 and a significantly improved net income of $6.0 million in 2024, we do have a history of operating and net losses over the preceding several years which were due, in part, to the effects of COVID-19 and subsequent supply chain constraints. In June 2024, we began integrating AI-enabled computer racks for our largest OEM customer at a much greater volume than prior to that point, and in October 2024, signed a multi-year agreement with that customer providing for the coverage of a significant portion of our fixed costs as well as minimum commitments of volume of AI racks for the next several years, significantly enhancing our expectation of continuing our recent trend of operating profitably and reducing our accumulated deficit.  In December 2024, we also secured a new manufacturing facility and long-term bank financing for the capital investments required to fulfil that agreement.  Our procurement business, which we began in 2019, has also increased substantially in both revenues and earnings.  Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations and whether it indicates doubt as to our ability to continue as a going concern. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, trade credit extended to us by our vendors, and fund available under our construction loan.  We believe these factors have combined to substantially mitigate the risks that we might not be able to continue as a going concern.  If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability, and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of procurement services. We also recently filed a shelf registration statement on Form S-3, enabling us to raise up to $150 million from the capital markets, if needed to finance our operations or growth. There can be no assurance as to the Company’s ability to continue to operate profitably or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and seen an improvement in supply chain constraints, as well as a significant and sustained improvement in our earnings since June 2024. We believe that we will continue to be profitable on a quarterly and annual basis in 2025. As a result, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period.

As of December 31, 2024, and 2023, we had cash and cash equivalents of $23.2 million and $11.8 million, respectively.  Of the cash held at December 31, 2024, $5.0 million is held in a money market account as collateral against our outstanding bank debt, and therefore is not immediately accessible other than to use for repayment of the debt.

Significant sources and uses of cash

Operating activities:

Cash provided by operating activities was $15.3 million in 2024, compared to $8.3 million of cash used in operating activities in 2023. This change in cash from operating activities was primarily attributable to the significant increase in contribution from the AI-rack integration services combined with the financial impacts of our procurement services and the large increase in procurement services near the end of 2024 for which we have already been paid under our factoring program but for which we have not yet had to pay our vendors. Related primarily to the lease for our new integration facility, our operating cash flows are also reflective of large increases in the lease right-of-use asset of $20.2 million, largely offset by an increase in operating lease liabilities of $20.2 million.

The prior year period included a $7.3 million decrease in accounts payable, as we paid for procurement activities that had been completed near the end of 2022 but for which we had not yet had to pay vendors.  The current period accounts payable increased $39.0 million.  Somewhat offsetting this was an increase of $12.7 million in contract and other receivables and a $15.3 million growth inventories in the current year largely related to procurement activities ongoing at year-end, and to a smaller degree to support our growth in the integration services business.  Changes in our receivables, inventory, accounts payable and deferred revenues during 2024 are attributable primarily to the timing of procurement transactions. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary way to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly or annual basis for procurement contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our procurement activities as we grow this business during 2025 and beyond. These changes were further enhanced by the $6.0 million of net income during the current year vs. net income of $0.1 million in the prior year.

Investing activities:

We invested $8.5 million in 2024 primarily in the ongoing buildout of our new leased integration facility and headquarters, as well as leasehold improvements in our current integration facility.  These costs are largely for enhancements to our electrical and cooling systems in both facilities to support our growth in AI-enabled rack integration.  Of the total investment, $1.7 million was reimbursed to us by our customer during 2024 and as discussed above, is being recognized into income over a three-year period estimating the same useful life of this equipment over which we are recording depreciation.  This compares to $0.3 million invested in capital assets in the prior year, also for purchases of property and equipment and leasehold improvements to expand and upgrade our Round Rock integration facility.

Finance activities:

Financing activities provided a net inflow of $4.6 million in 2024 compared to a use of $40,000 in 2023.  We received loan proceeds of $8.7 million upon closing our construction loan in 2024, offset by a use of $0.5 million in debt issuance costs.  With the significant increase in our stock price in 2024, employee exercises of stock options also provided $0.9 million of cash.  To minimize dilution to our shareholders, we generally allow employees to “net settle” upon the vesting of restricted stock and upon stock option exercises, allowing them to forfeit a portion of the shares sufficient to cover their tax obligation and the option exercise price, and use the Company’s cash to pay the taxes.  These transactions are represented by the $4.5 million of stock repurchases in 2024 and $40,000 in 2023.  None of these share repurchases were open market transactions, and there is no approved share buyback program in place other than allowing employees to net settle.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectations of cash usage during 2025 and beyond or significantly affect our level of liquidity, which may require us to take other measures to raise funds or reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations and to fund the planned investment in our new facility. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program, combined with the construction loan secured in December 2024 to finance the investment in our new facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses, further expand our facility, or operate both facilities.

Off-Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In June 2016, FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13”). The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets. Among the provisions of ASU 2016-13 is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need only consider past events and current conditions in measuring an incurred loss. We adopted this guidance effective January 1, 2023, and it did not have a material impact on our financial results of operations.

In May 2019, FASB issued Accounting Standards Update 2019-15, Financial Instruments – Credit Losses (Topic 326), (AASU 2019-15”). ASU 2019-15 provides guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit loss standard to measure financial assets at amortized cost (except held-to-maturity securities) using the fair value option. The effective date and transition methodology are the same as in ASU 2016-13. We adopted this guidance effective January 1, 2023, and it did not have a material impact on our financial results of operations or financial position.

In November 2023, FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.("ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit (referred to as the "significant expense principle”). We adopted this guidance effective for the annual period ended December 31, 2024, and it did not have a material impact on our financial results of operations or financial position. In interim periods after December 31, 2024, the new guidance will be applied retrospectively for all prior periods presented in the financial statements.

Recently Issued Accounting Pronouncements

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, this ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for our Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will require that entities provide more granular footnote disclosures of the details contained in certain captions on the company’s income statement, such as “Selling, General and Administrative” expenses. This new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, which early adoption permitted. We have not yet determined all the effects that adoption of this new guidance will have on our statement of operations and related footnote disclosures. We do not expect its adoption to affect our net operating results or financial position.

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

To the Board of Directors and Stockholders

TSS, Inc.

Round Rock, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TSS, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company had one customer which accounted for 99% and 96%, respectively, of total revenue for the years ended December 31, 2024, and 2023. Our opinion is not modified with respect to this matter.

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

Integration Services Revenue Recognition

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, management follows the guidance provided in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), for determining, among other things, when a contract exists, and control of the promised goods or services is transferred in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.  In these instances, management identifies the nature of its promised services in the contract and determines when and at what amount(s) revenue should be recognized based on the terms of their contracts.  As disclosed, in October 2024, the Company signed a multi-year agreement with its largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume.  Judgments are used in determining the amount and timing of revenue particularly when determining the transaction price, satisfaction of the performance obligation, and timing of recognition identified under this new contract.

The principal considerations for our determination that performing procedures relating to revenue recognition of this new contract as a critical audit matter are that the application of revenue recognition is complex and it requires management judgment particularly when referring to transaction price, assessing the indicators that management has completed the performance obligation and when to recognize revenue.  This in turn led to significant audit judgment and effort in performing procedures to evaluate the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included gaining an understanding of controls around management’s evaluation of this new customer contract.  These procedures also included, among others, obtaining and evaluating the new contract and related amendments, testing the reasonableness of management’s assessment of the indicators of completion of the performance obligation, testing management’s calculations for how and when revenue should be recognized based on volume commitments and the underlying data which was used in the calculations, where applicable, and considering whether these conclusions were consistent with evidence obtained in other areas of the audit.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditors since 2015.

Fort Worth, Texas

Auditor firm ID 410

April 15, 2025

TSS, Inc.

Consolidated Balance Sheets

(in ’000 except per-share amounts)

	December 31,
	2024	2023
Current Assets:
Cash and cash equivalents	$23,222	$11,831
Contract and other receivables, net	16,203	3,527
Costs and estimated earnings in excess of billings on uncompleted contracts	851	1,310
Inventories, net	17,673	2,343
Prepaid expenses and other current assets	248	302
Total current assets	58,197	19,313
Property and equipment, net	8,591	628
Lease right-of-use asset	24,213	4,062
Goodwill	780	780
Other assets	4,787	817
Total assets	$96,568	$25,600

Current Liabilities:
Accounts payable and accrued expenses	$53,340	$14,362
Deferred revenues, current	2,613	3,370
Lease liabilities, current	966	688
Total current liabilities	56,919	18,420
Non-current Liabilities:
Long-term debt, non-current	8,200	-
Lease liabilities, non-current	23,540	3,631
Deferred revenues, non-current	771	-
Total non-current liabilities	32,511	3,631
Total liabilities	89,430	22,051

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 49,000 shares authorized; 25,250 and 23,533 issued; 23,107 and 21,771 outstanding at December 31, 2024 and 2023, respectively	3	2
Additional paid-in capital	74,200	72,103
Treasury stock 1,849 and 1,762 shares at cost at December 31, 2024 and, 2023, respectively	(6,730)	(2,245)
Accumulated deficit	(60,335)	(66,311)
Total stockholders' equity	7,138	3,549
Total liabilities and stockholders’ equity	$96,568	$25,600

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2024	2023

Revenues:
Procurement	$117,519	$38,515
Facilities management	8,005	7,067
System integration	22,620	8,817
Total revenues	148,144	54,399
Cost of revenue	125,793	43,398
Gross profit	22,351	11,001

Operating expenses:
Selling, general and administrative	13,240	8,931
Depreciation and amortization	608	320
Total operating expenses	13,848	9,251
Income from operations	8,503	1,750

Interest expense	2,737	1,971
Interest income	(562)	(355)
Other expense	194	-
Pre-tax income	6,134	134
Income tax provision	158	60
Net income	$5,976	$74

Earnings per common share – Basic	$0.27	$0.00
Earnings per common share – Diluted	$0.24	$0.00

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in ‘000)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2023	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934
Restricted stock vested	336	-	-	-	-	-	-
Treasure stock repurchased	-	-	-	(105)	(40)	-	(40)
Stock options exercised		-	-	-	-	-	-
Stock-based compensation	-	-	581	-	-	-	581
Net income for the year	-	-	-	-	-	74	74
Balance December 31, 2023	23,533	$2	$72,103	(1,762)	$(2,245)	$(66,311)	$3,549
Restricted stock vested	674	-	-	-	-	-	-
Stock options exercised	1,710	1	862			-	863
Treasury stock repurchased		-		(754)	(4,485)	-	(4,485)
Treasury shares retired	(667)			667			-
Stock-based compensation	-	-	1,235	-	-	-	1,235
Net income for the year	-	-	-	-	-	5,976	5,976
Balance December 31, 2024	25,250	$3	$74,200	(1,849)	$(6,730)	$(60,335)	$7,138

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in ’000)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$5,976	$74
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	608	320
Stock-based compensation	1,235	581
Changes in operating assets and liabilities:
Contracts and other receivables	(12,676)	(782)
Costs and estimated earnings in excess of billings on uncompleted contracts	459	(1,079)
Inventories, net	(15,330)	(1,481)
Prepaid expenses and other assets	(4,004)	(136)
Right-of-use assets	(20,151)	655
Accounts payable and accrued expenses	38,978	(7,254)
Deferred revenues	14	1,290
Operating lease liabilities	20,187	(457)
Net cash provided by (used in) operating activities	15,296	(8,269)
Cash Flows from Investing Activities:
Capital expenditures	(8,483)	(257)
Net cash used in investing activities	(8,483)	(257)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	8,200	-
Proceeds from exercise of stock options	863	-
Repurchase of treasury stock	(4,485)	(40)
Repayment of long-term borrowings	-	-
Net cash provided by (used in) financing activities	4,578	(40)
Net increase (decrease) in cash	11,391	(8,566)
Cash, beginning of period	11,831	20,397
Cash, end of period	$23,222	$11,831
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,595	$1,963
Cash paid for taxes	79	47

See accompanying notes to consolidated financial statements.

Note 1 - Significant Accounting Policies

Description of Business

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Our systems integration services have recently been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks. TSS was incorporated in Delaware in December 2004. Our corporate offices and our integration facility are located in Round Rock, Texas.

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U. S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no net effect on our reported results of operations, financial position or cash flows.

Liquidity

As of December 31, 2024, the Company had an accumulated deficit of $60.3 million. Although we reported a small net income of $0.1 million in 2023 and improved net income of $6.0 million in 2024, we do have a history of operating and net losses over the preceding several years which were due, in part, to the effects of COVID-19 and subsequent supply chain constraints. In June 2024, we began integrating AI-enabled computer racks for our largest OEM customer at a much greater volume than prior to that point, and in October 2024, signed a multi-year agreement with that customer providing for the coverage of a portion of our fixed costs as well as minimum volume commitments of AI racks for the next several years, significantly enhancing our expectation of continuing our recent trend of operating profitably and reducing our accumulated deficit. In December 2024, we also secured a new manufacturing facility and long-term bank financing for the capital investments required to fulfil that agreement. Our procurement business, which we began in 2019, has also increased materially in both revenues and earnings. Management has evaluated the significance of these conditions in relation to its ability to meet its ongoing obligations and whether it indicates doubt as to our ability to continue as a going concern. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, including the funds from our customer financing programs, trade credit extended to us by our vendors, and fund available under our construction loan. We believe these factors have combined to substantially mitigate the risks that we might not be able to continue as a going concern. If our future results do not meet our expectations, management believes that we can implement reductions in selling, general and administrative expenses to better achieve profitability, and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. We may also require additional capital if we seek to acquire additional businesses to increase the scale of our operations, or if there is a sudden increase in the level of procurement services. We also recently filed a shelf registration statement on Form S-3, enabling us to raise up to $150 million from the capital markets, if needed to finance our operations or growth. There can be no assurance as to the Company’s ability to continue to operate profitably or to scale its business operations on terms upon which additional financing might be available.

Management believes that we will be able to generate sufficient cash flows and liquidity as described above, as we have been able to grow our revenues and order backlog and have seen an improvement in supply chain constraints, as well as a significant and sustained improvement in our earnings since June 2024. We believe that we will continue to be profitable on a quarterly and annual basis in 2025. As a result, management has concluded that there is not substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents including money market accounts, accounts receivable, accounts payable and debt.  The carrying amounts of the other financial instruments approximate their fair value on December 31, 2024, and 2023, due to the short-term nature of these items. See Note 7 – Fair Value Measurements.

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

Maintenance services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract term. Our contract terms typically are one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services on a ratable basis over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment. However, our history of non-payments and bad debt expenses has been insignificant.

Integration services

We generate integration services revenues by providing our customers with customized systems and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods.

Pursuant to a multi-year agreement signed in 2024, we also recognize revenue monthly at contractually based amounts for certain billable fixed and facility costs and trained staffing levels to support the weekly quantity of AI-enabled racks, with staffing fees reduced for any under-staffing. The fee for staffing is based on defined services as transferred to the customer and are not variable consideration because the customer’s usage is known weekly and is not contingent on the occurrence of any future events or subject to any estimation.

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of December 31, 2024, and 2023, our allowance for doubtful accounts was $7,000.

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

Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenues upon completion of the procurement activity. For any procurement activities in which we somehow transform the product, the revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of sales for any costs we incur to procure the related goods (“gross deals”). In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party and we have no control of the goods before they are transferred to the customer and do not transform the product in any way. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions that we expect to be entitled to after paying the other party for the goods or services provided to the customer (“net deals”). Accounts receivable from our procurement activities are typically due within 80 days of invoicing. The majority of the procurement activities generally involve us transforming the product, and as such the majority of these transactions are recorded gross. In order to accelerate the time period in which we receive payment, we generally factor the procurement services receivables utilizing a program that we estimate has an effective annualized interest rate below the rate at which we could borrow funds. Regardless of whether the transaction is recorded as a gross transaction or a net transaction, the interest we are charged through the factoring program is based on the gross value of the transaction.

The following table presents our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Year Ended December 31,
	2024	2023
FACILITIES MANAGEMENT:
Maintenance revenues	$4,446	$4,543
Equipment sales	1,718	844
Deployment and other services	1,841	1,680
Total Facilities Management revenues	$8,005	$7,067

SYSTEMS INTEGRATION:
Integration services	$22,620	$8,817
Total Systems Integration revenues	$22,620	$8,817

PROCUREMENT:
Procurement services	$117,519	$38,515
Total Procurement revenues	117,519	38,515
TOTAL REVENUES	$148,144	$54,399

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

Shipping and handling costs

Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and are expensed as incurred. We accrue costs for shipping and handling activities that occur after control of the promised good or service has been transferred to the customer.

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2024, deferred revenue of $3,384,000 includes $1,476,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and $1,908,000 relates to procurement and integration services where we have yet to complete our services for our customers.  Of the $1,908,000 deferred revenues related to procurement and integration services, $1,137,000 is expected to be recognized within one year, and $771,000 is expected to be recognized beyond one year. Contract liabilities, consisting of deferred revenues were $3,370,000 on December 31, 2023, and $2,080,000 on December 31, 2022.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. For awards with performance-based vesting criteria, we recognize expense only once it is deemed probable that the performance criteria will be met. We award shares of restricted stock and stock options to employees, managers, executive officers, and directors for both incentive and retention purposes.

During the years ended December 31, 2024, and 2023, we incurred approximately $1.2 million and $0.6 million, respectively, in non-cash compensation expense which was included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

The following customer accounted for a significant percentage of our revenues for the periods shown:

	2024	2023
U.S.-based IT OEM	99%	96%

No other customers represented more than 10% of our revenues for any periods presented. Our U.S. based IT OEM customer represented 98% and 96% of our trade accounts receivable on December 31, 2024 and 2023, respectively. No other customer represented more than 10% of our accounts receivable on December 31, 2024, or 2023.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $18.2 million and $11.6 million more than FDIC insured limits on December 31, 2024, and 2023, respectively. Cash and cash equivalents includes a $5.0 million deposit in a money market account securing our outstanding bank debt at December 31, 2024 and none at December 31, 2023. Under the terms of the loan agreement, we can at any point request that the bank apply the deposit as a reduction of loan principal.

Contract and Other Receivables

Accounts receivables are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on estimated credit losses, based on factors related to the specific credit risk of each customer. Historically our credit losses have been minimal. We perform credit evaluations of new customers and may require prepayments or the use of bank instruments such as trade letters of credit to mitigate credit risk. We monitor outstanding amounts to limit our credit exposure to individual accounts. We continue to pursue collection even if we have fully provided for an account balance.

The following table summarizes the changes in our allowance for doubtful accounts (in ’000):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$7	$7
Additions charged to expense	-	-
Recovery of amounts previously reserved	-	-
Amounts written off	-	-
Balance at end of year	$7	$7

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all purchased inventories. We write down obsolete inventory or inventory more than our estimated usage to its estimated realizable value less cost to sell, if less than its cost. Inherent in our estimates of net realizable value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and our results of operations and financial position could be materially affected.

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

Goodwill and Intangible Assets

We have recorded goodwill and intangible assets with definite lives, including customer relationships and acquired software, in conjunction with the acquisition of various businesses. These intangible assets are amortized based on their estimated economic lives. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed, and it is not amortized. The recorded goodwill is allocated to the reporting unit to which the underlying transaction relates.

U. S. GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we review for indicators of impairment as “Step Zero” of the annual impairment test as defined by U.S. GAAP and if any exist, we compare the fair value of the reporting unit with its carrying amount. If that fair value exceeds the carrying amount, no impairment charge is required to be recorded. If the carrying value exceeds the reporting unit’s fair value, we would recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of a reporting unit will be determined using a discounted cash flow, which requires the use of estimates and assumptions. Significant assumptions that may be required include forecasted operating results, and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may have a material impact on the conclusions reached.

We also review intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. The Company performed a quantitative analysis of our indefinite lived intangible assets on December 31, 2024, and 2023 and concluded there was no impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value, including goodwill, for each of our reporting units. Thus, we concluded that there was no impairment on December 31, 2024, or 2023 for our goodwill and other long-lived intangible assets. On December 31, 2024, and 2023, the carrying value of goodwill was $0.8 million.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses generated prior to 2018 and not utilized can be carried forward for 20 years to offset future taxable income. A full valuation allowance has been recorded against our net deferred tax assets, because we have concluded that under relevant accounting standards it is more likely than not that deferred tax assets will not be realizable. We re-evaluate this assessment quarterly and if we determine, after weighing all positive and all negative evidence available at that time, that it is more likely than not that the deferred tax asset will be realizable, we will remove the valuation allowance at that point in time. We recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivables from one US-based OEM customer under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as sales of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. The debtor is directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $184 million and $137 million for the years ended December 31, 2024, and 2023, respectively. We paid financing fees under this arrangement of approximately $2,595,000 and $1,963,000 for the years ended December 31, 2024 and 2023, respectively, which was recorded as interest expense, net in our consolidated statement of operations excluding $6,000 that was recorded as deferred costs at December 31, 2023 as the interest related to projects where revenue has not yet been recognized. These deferred costs were recorded as interest expense when the project revenue was recognized.

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

Treasury Stock

We account for treasury shares using the cost method. Purchases of shares of common stock are recorded at cost and result in a reduction of stockholders’ equity. We hold repurchased shares in treasury for general corporate purposes, including issuances under various employee compensation plans and from time to time may retire all or a portion of the treasury shares, reducing the issued and treasury share counts. When treasury shares are issued, we use a weighted average cost method. Purchase costs in excess of reissue price are treated as a reduction of retained earnings. Reissue price more than purchase costs is treated as additional paid-in-capital.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In June 2016, FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13”). The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets. Among the provisions of ASU 2016-13 is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need only consider past events and current conditions in measuring an incurred loss. We adopted this guidance effective January 1, 2023, and it did not have a material impact on our financial results of operations.

In May 2019, FASB issued Accounting Standards Update 2019-15, Financial Instruments – Credit Losses (Topic 326), (AASU 2019-15”). ASU 2019-15 provides guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit loss standard to measure financial assets at amortized cost (except held-to-maturity securities) using the fair value option. The effective date and transition methodology are the same as in ASU 2016-13. We adopted this guidance effective January 1, 2023, and it did not have a material impact on our financial results of operations or financial position.

In November 2023, FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ("ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit (referred to as the "significant expense principle”). We adopted this guidance effective for the annual period ended December 31, 2024.  It did not have a material impact on our financial results of operations or financial position, other than the enhanced disclosures.  At the same time as adopting this guidance, we also re-assessed our segmentation and determined we now have three reportable segments whereas we have historically had three reportable segments.  In interim periods after December 31, 2024, the new guidance will be applied retrospectively for all prior periods presented in the financial statements.

Recently Issued Accounting Pronouncements

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, this ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for our Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will require that entities provide more granular footnote disclosures of the details contained in certain captions on the company’s income statement, such as “Selling, General and Administrative” expenses.  This new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, which early adoption permitted.  We have not yet determined all the effects that adoption of this new guidance will have on our statement of operations and related footnote disclosures.  We do not expect its adoption to affect our net operating results or financial position.

Note 2 - Supplemental Balance-sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	December 31, 2024	December 31, 2023
Contract and other receivables	$16,210	$3,534
Allowance for doubtful accounts	(7)	(7)
	$16,203	$3,527

Contract assets, consisting of accounts receivable, were $ 2,745,000 at December 31, 2022.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	December 31, 2024	December 31, 2023
Materials and component parts	$201	$258
Reseller inventories	17,493	2,106
Reserve	(21)	(21)
Inventories, net	$17,673	$2,343

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	December 31, 2024		December 31, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(906)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	December 31, 2024	December 31, 2023
Facilities Management unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

We recognized amortization expense related to intangibles of approximately $0 and $35,000 for the years ended December 31, 2024, and 2023, respectively.

Property and equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful	December 31,
	Lives	2024	2023
	(years)
Trade equipment	5	$763	398
Leasehold improvements	2–5	2,328	1,050
Furniture and fixtures	7	140	28
Computer equipment and software	3	2,363	2,335
Construction in Process	N/A	6,701	-
		12,295	3,811
Less accumulated depreciation		(3,704)	(3,183)
Property and equipment, net		$8,591	$628

Depreciation of property and equipment and amortization of leasehold improvements and software and software implementation costs totaled $0.6 million and $0.2 million for the years ended December 31, 2024, and 2023, respectively.

Other Assets

Other assets, non-current is comprised of the following amounts (in $000’s):

	December 31,
	2024	2023
Deposits	$2,109	$109
Other non-current assets, net	2,678	708
Balance at end of year	$4,787	$817

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	December 31,
	2024	2023
Accounts payable	$35,770	$12,414
Accrued expenses	15,523	746
Compensation, benefits and related taxes	1,774	1,087
Other accrued expenses	273	115
Total accounts payable and accrued expenses	$53,340	$14,362

Note 3 - Long-Term Debt

In May 2024, we renewed our revolving line of credit (the "revolving credit facility”) with Susser Bank, National Association ("Lender”), dated effective May 5, 2024. The obligations under the revolving credit facility were secured by substantially all of our assets. Our wholly owned subsidiaries jointly and severally guaranteed our obligations under the revolving credit facility. We terminated the revolving credit facility on December 31, 2024 when we entered a new credit agreement with Susser Bank described below. There were no borrowings outstanding on the revolving credit facility at any point during the periods presented.

On December 31, 2024, we entered into a new Credit Agreement (the “Credit Agreement”) with Susser Bank to fund improvements at the Georgetown, Texas location we leased on December 2, 2024 to which we plan to move the majority of our operations and our headquarters. Loan proceeds may also be used for ordinary working capital purposes and loan closing costs. The Credit Agreement provides for a $20.0 million term loan facility, and the option for additional incremental term loans of up to $5.0 million (the “accordion feature”), pending Lender approval. During the construction period, not to extend beyond July 5, 2025, we may make periodic draw-downs to fund or reimburse us for costs of the buildout of the new facility. During the construction period, required payments are interest only and any outstanding borrowings convert to a term loan upon the earlier of July 5, 2025 or completion of construction. Regardless of the actual construction completion date, the total loan term including the interest-only period, is designed to be approximately five years, with a final due date of January 5, 2025. Upon closing, we borrowed $8.7 million, with $5.0 million of that amount deposited in a required interest-bearing cash collateral account, $3.4 million reimbursed to us for capital expenditures previously funded with our operating cash, and $0.3 million funding loan closing costs. The loan is secured by substantially all of our assets.

Interest accrues at a rate per annum equal to 1-month SOFR plus 3.0%, subject to a 4.5% floor. Upon an event of default, interest would accrue at a rate equal to the normal rate plus 2.0%. Payments are interest only during the construction period. Once converted to a term loan, which occurs at the earlier of (i) completion of construction or (ii) July 5, 2025, the loan converts to a fully amortizing term loan and payments of principal and interest under the term loan are due and payable monthly.

The Credit Agreement includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. It also includes customary negative covenants including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The Loan Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse chance defaults, and change of ownership defaults. Financial covenants require us to maintain a leverage ratio, as defined in the agreement, of no more than 3.75x through September 30, 2025; 2.75x from then to September 30, 2026; and 2.00x after that, and a debt service coverage ratio, as defined in the agreement, of at least 1.25x.

The remaining available funds for construction at December 31, 2024 are $11.3 million, or $16.3 million if the accordion feature were utilized.

Note 4 – Leasing Arrangements

We have operating leases for our office and integration facilities in both Round Rock, Texas and Georgetown, Texas as well as for certain equipment and vehicles. Our leases have remaining lease terms of 11 to 120 months. As of December 31, 2024, we have not entered into any lease arrangement classified as a finance lease.

We determine if an arrangement is a lease at inception. Operating leases are included in the lease right-of-use assets, current lease liabilities and lease liabilities, non-current, on our consolidated balance sheets. We have elected an accounting policy to not recognize short-term leases (one year or less) on the balance sheet. We also elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, we did not need to reassess whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

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

	Years ended December 31,
	2024	2023
Lease expense
Operating lease cost	$1,190	$869

Operating Lease – operating cash flows	$(929)	$(457)

The following presents information regarding the Company's operating leases as of December 31:

	2024	2023
Weighted average remaining lease term – operating leases (months)	112	63
Weighted average discount rate – operating leases	7%	6%

Future minimum lease payments under non-cancellable leases as of December 31, 2024, were as follows (in ‘000’s):

Fiscal Year
2025	$2,730
2026	3,672
2027	3,787
2028	3,915
2029	3,276
Thereafter	17,704
Total minimum future lease payments	35,084
Less imputed interest	(10,578)
Total	$24,506

Reported as of December 31, 2024:
Current portion of lease liability	$966
Non-current portion of lease liability	23,540
$24,506

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

	Year Ended December 31,
	2024	2023
Current:
Federal	$-	$-
State	158	60
Deferred:
Federal	-	-
State	-	-
Total provision for income taxes before valuation allowance	$158	$60
Change in valuation allowance	-	-
Total provision for income taxes	$158	$60

 The significant components of our deferred tax assets and liabilities are as follows (in $’000):

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses and other	$285	$153
Net operating loss carryover	8,081	8,866
Goodwill and other intangibles	19	42
Deferred compensation	246	81
Lease liability	5,195	924
Interest expense	620	438
Other carryovers and credits	2	2
Total deferred tax assets	14,448	10,506

Deferred tax liabilities:
Prepaid expenses	$(9)	$(14)
Right-of-use asset	(5,133)	(869)
Depreciation	(269)	(25)
Total deferred tax liabilities	(5,411)	(908)
Valuation Allowance	(9,037)	(9,598)
Net deferred tax asset (liability)	$-	$-

On December 31, 2024, and 2023, we had net operating losses ("NOL”) of approximately $37 million and $40 million, respectively, to offset future taxable income. A portion of the Company’s NOL will begin to expire in 2028.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Our provision for income taxes reflects the establishment of a full valuation allowance against deferred tax assets as of December 31, 2024 and 2023. Accounting Standards Codification Topic 740 Income Taxes requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. During 2024, the valuation allowance decreased by approximately $561,000 due to continuing operations. In determining our provision for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years and have determined that we do not have any material unrecognized tax benefits. Accordingly, we have omitted the tabular reconciliation schedule of unrecognized tax benefits. We do not expect a material change in unrecognized tax benefits over the next 12 months. All of our prior federal and state tax filings from the 2022 tax year forward remain open under statutes of limitation. Operating losses generated in years prior to 2022 remain open to adjustment until the statute closes for the tax year in which the net operating losses are utilized.

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax provision amount computed by applying the statutory federal income tax rate of 21% to income before taxes for the years ended December 31, 2024, and 2023 primarily because of the following:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax, net of income tax benefit	2.1%	37.4%
Change in state rates	2.5%	15.4%
Effect of permanent differences	0.5%	17.5%
Non-deductible compensation	24.5%	-
Stock compensation	(38.9)%	43.4%
Change in valuation allowance	(9.1)%	(88.5)%
Total	2.6%	46.2%

Note 6–Commitments and Contingencies

Rent expense included in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for operating leases was approximately $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. Rent expense included in cost of revenue for operating leases was $1.4 million and $1.0 million for the years ended December 31, 2024, and 2023, respectively.

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2024, these open purchase order commitments amount to approximately $98.0 million, with $97.5 million of that related to our procurement segment operations. The majority of services to be delivered and inventory or equipment to be received is expected to be satisfied during the first six months of 2025 at which time these commitments will be fulfilled.

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

Note 7–Fair Value Measurements

U. S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U. S. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2024, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities, including goodwill and property and equipment, are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 8–Share-Based Payments

In January 2007, our stockholders approved the Company’s 2006 Omnibus Incentive Compensation Plan, which was designed to attract, retain and motivate key employees. Under this plan, we reserved 5.1 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted stock. In June 2015, our stockholders approved a new 2015 Omnibus Incentive Compensation Plan (the "Plan”) and reserved a further 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares. At our 2021 Annual Meeting of Stockholders our stockholders approved a further increase of 3.0 million shares of our common stock reserved for our 2015 plan. On December 31, 2024, 1,787,068 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the years ended December 31, 2024 and 2023.

Stock-based Compensation Expense

For the years ended December 31, 2024, and 2023, we recognized stock-based compensation of approximately $1,235,000 and $581,000, respectively, which was included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

As of December 31, 2024, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $1.7 million with a weighted average remaining vest life of 1.49 years.

Stock Options

Although we have historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2024 and 2023. Option grants can have various vesting features but typically involve time-based vesting.

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for stock-option grants for the years ended December 31, 2024, and 2023:

Black-Scholes-Merton
	2024	2023
Volatility	69.0%	69.1%
Expected life of options (in years)	5	5
Risk-free interest rate	4.13%	4.19%
Dividend yield	0%	0%

During the year ended December 31, 2024, we granted stock options to purchase 770,000 shares of common stock at a weighted-average exercise price of $0.86 per share, which reflected the 30-day weighted fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace or Nasdaq, as applicable, on the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the year ended December 31, 2024, as determined under the Black-Scholes-Merton valuation model was $0.57.

During the year ended December 31, 2023, we granted stock options to purchase 330,000 shares of common stock at a weighted-average exercise price of $0.39 per share, which reflected the 30-day weighted fair market value of the shares on date of grant. In accordance with the terms of the Plan, the Board of Directors determined that the average of the high and low bid prices for the Common Stock reported daily on the OTCQB marketplace or Nasdaq, as applicable, on the grant date was the fair market value of the shares. The weighted-average fair value of options granted during the year ended December 31, 2023, as determined under the Black-Scholes-Merton valuation model was $0.20.

The following table includes information with respect to stock option activity and stock options outstanding for the years ended December 31, 2024, and 2023:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, January 1, 2023	2,340,000	$0.49	6.44	$-
Options granted	330,000	$0.39
Options exercised	-	$-
Options cancelled and expired	-	$-
Shares under option, December 31, 2023	2,670,000	$0.43	7.39	$98
Options granted	770,000	$0.86
Options exercised	(1,709,996)	$0.50
Options cancelled and expired	(166,667)	$0.39
Shares under option, December 31, 2024	1,563,337	$0.64	7.48	$17,543,746

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The following table summarizes non-vested stock options for the years ended December 31, 2024, and 2023:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested stock options at January 1, 2023	1,550,000	$0.42
Options granted	330,000	$0.20
Vested during period	(533,333)	$0.43
Options cancelled	-	$-
Non-vested shares under option, December 31, 2023	1,346,667	$0.37
Options granted	770,000	$0.57
Vested during period	(676,663)	$0.38
Options cancelled	(166,667)	$0.20
Non-vested shares under option, December 31, 2024	1,273,337	$0.50

The following table includes information concerning stock options exercisable and stock options expected to vest on December 31, 2024:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	290,000	2.27	$0.10	$3,410,400
Stock options expected to vest	1,273,337	8.67	$0.76	$14,133,358
Options exercisable and expected to vest	1,563,337	7.48	$0.64	$17,543,758

Restricted Stock

We have granted shares of restricted stock under the Plan. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted shares issued to employees typically vest over two or three years in equal installments on the anniversaries of the grant date, contingent upon employment with the Company on the vesting dates. Occasionally, we also require recipients to meet certain performance criteria in addition to the vesting time period.  The related compensation expense is recognized over the service period and is based on the grant date fair value of the stock and the number of shares expected to vest.  For performance-based restricted stock grants, expense recognition begins only once we determine it is probable that the performance criteria will be met.

The fair value of restricted stock awarded for the years ended December 31, 2024, and 2023 was $1,539,525 and $598,770, respectively, and was calculated using the value of TSS’ common stock on the grant date. The value of awards is amortized over the vesting periods of the awards considering the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2024, and 2023, respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2024, and 2023:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested January 1, 2023	600,667	$0.62
Granted restricted stock	1,143,000	$0.52
Cancelled restricted stock	(133,667)	$0.61
Vested restricted stock	(336,000)	$0.72
Unvested December 31, 2023	1,274,000	$0.51
Granted restricted stock	1,502,000	$1.02
Cancelled restricted stock	(482,499)	$0.44
Vested restricted stock	(673,669)	$0.51
Unvested December 31, 2024	1,619,832	$1.01

Note 9 –   Common Stock Repurchases

During the years ended December 31, 2024, and 2023, we repurchased 753,810 and 104,711 treasury shares, respectively, with an aggregate value of approximately $4,485,000 and $40,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employees’ related taxes associated with the employees’ vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance, net of the exercise price to the employee.

Note 10–Related Party Transactions

We had no related party transactions in the years ended December 31, 2024 and 2023.

Note 11–Net Income Per-Share

Basic and diluted income per share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purpose of determining diluted income per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations. In the table below, income represents the numerator, and shares represent the denominator (in thousands except per share amounts):

	Years Ended
	December 31,
	2024	2023
Basic net income per share:
Numerator:
Net income	$5,976	$74
Denominator:
Weighted-average shares of common stock outstanding	22,403	21,602

Basic net income per share	$0.27	$0.00

Diluted net income per share:
Numerator:
Net income	$5,976	$74
Denominator:
Weighted-average shares of common stock outstanding	22,403	21,602
Dilutive options and warrants outstanding	2,672	419
Number of shares used in diluted per-share computation	25,075	22,021

Diluted net income per share	$0.24	$0.00

For the years ended December 31, 2024, and 2023, 2,126,000 and 3,226,000 potentially dilutive shares, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 12 - Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our President and CEO, who is our chief operating decision-maker (CODM), in assessing performance, allocating resources and awarding incentive compensation. Prior to the fourth quarter of 2024, our activities were organized and managed in two reportable segments: facilities management and systems integration, with our procurement operating segment aggregated into the systems integration reportable segment. In the fourth quarter of 2024, we reorganized our structure such that our CODM now evaluates our operations and allocates resources on the basis of three segments. Accordingly, we have determined that we now have three reportable segments as noted below. Comparable prior period amounts presented have been recast to conform with the current period presentation, including the costs allocated to each reportable segment as provided to our CODM. With only an immaterial amount sourced from Canada in 2024, our revenues are substantially all derived from the U.S. market, and all revenues presented are from external customers; we have no intercompany revenues.

The Company’s reportable segments are as follows:

•

Procurement: Assists our customers in procuring third-party hardware, software, and professional services on their behalf that are used in our integration services as we integrate these components to deliver a completed system to our customers. Although this activity drives some of the work done in the systems integration business, its activities and financial results are reviewed separately from the systems integration segment results.

•

Systems Integration: Integrates IT equipment for OEM vendors and customers to be used inside data center environments, including modular data centers. This includes AI-enabled computer technology as well as more traditional data center equipment. This segment also provides other computer equipment configuration services for our customers.

•	Facilities Management: Involved in the design, project management and maintenance of data centers and mission-critical business operations.

The CODM evaluates the performance of the segments based on segment revenue, gross profit and pre-tax income, including the significant expenses presented separately in the table below. Segment results are exclusive of certain activities and expenses that are not allocated to specific segments, and which are reconciled below to our consolidated pre-tax income.

When present, certain expenses within cost of revenue such as amortization of purchased intangibles and unusual and nonrecurring items are not allocated to specific segments. Therefore, these amounts are excluded from segment results and included in consolidated pre-tax income.

Other consolidated assets not specifically attributable to or allocated to business segments are principally cash and cash equivalents, prepaids and deposits, certain fixed assets, and operating lease right-of use assets.

Information regarding our reportable segments is presented below (in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Year Ended December 31, 2024:
Total revenue	$117,519	$22,620	$8,005	$148,144
Cost of revenue	109,697	13,021	3,075	125,793
Gross profit	7,822	9,599	4,930	22,351
Payroll and benefits excluded from cost of revenues	-	2,228	430	2,658
Depreciation and amortization expense	-	476	11	487
Other operating expenses	-	1,392	54	1,446
Total operating expenses	-	4,096	495	4,591
Operating income	7,822	5,503	4,435	17,760
Interest expense	2,333	307	94	2,734
Interest income	-	-	-	-
Other expense	-	215	-	215
Pre-tax income	5,489	4,981	4,341	14,811
Total assets	19,319	25,855	932	46,106
Goodwill	-	137	643	780
Capital expenditures	-	8,475	2	8,477

	Procurement	Systems Integration	Facilities Management	Total Segments
Year Ended December 31, 2023:
Total revenue	$38,515	$8,817	$7,067	$54,399
Cost of revenue	33,256	7,121	3,021	43,398
Gross profit	5,259	1,696	4,046	11,001
Payroll and benefits excluded from cost of revenues	-	1,673	403	2,076
Depreciation and amortization expense	-	153	8	161
Other operating expenses	-	763	71	834
Total operating expenses	-	2,589	482	3,071
Operating income	5,259	(893)	3,564	7,930
Interest expense	1,779	88	104	1,971
Interest income	-	-	-	-
Other expense	-	-	-	-
Pre-tax income (loss)	3,480	(981)	3,460	5,959
Total assets	4,584	3,606	715	8,905
Goodwill	-	137	643	780
Capital expenditures	-	372	31	403

The table below reconciles total segment pre-tax income for each period presented above to consolidated pre-tax income (in thousands):

	Year Ended December 31,
	2024	2023
Total segment pre-tax income (loss)	$14,811	$5,959
Less: Unallocated SG&A, depreciation and other operating expenses	9,260	6,180
Plus: Unallocated interest income, net	562	355
Less other expense (plus other income)	(21)	-
Consolidated pre-tax income	$6,134	$134

The table below reconciles combined segment total assets for each period presented above to consolidated total assets (in thousands):

	December 31,
	2024	2023
Combined total assets included in segments	$46,106	$8,905
Plus items not allocated to segments:
Cash and cash equivalents	23,222	11,831
Prepaid expenses and other current assets	230	302
Property and equipment, net	29	56
Lease right-of-use asset	24,213	4,062
Other assets	2,768	444
Consolidated total assets	$96,568	$25,600

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Due to its inherent limitations, any system of internal control over financial reporting, no matter how well defined, may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the year covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures, as defined in Rule 13a-15(e), were ineffective at the reasonable assurance level.

Material Weakness

During the audit of the Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our controls relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements, leading to adjustments that were and could have been material to our 2024 consolidated financial statements. Due to the fact that our internal controls over financial reporting did not identify, prevent or detect these risks of material misstatements, we determined this indicates a material weakness in our internal controls over financial reporting.  We believe the root causes of the control deficiencies are primarily a number of manual processes in our closing process, combined with challenges in properly segregating duties due to the relatively small size of our accounting department and additional controls needed.

To formally remediate controls, companies must not only update or put into place controls such that they are designed and operate effectively, but such effective operation must be evaluated and verified over a period of time before we determine the control deficiencies that led to the material weakness have formally been remediated.  In order to remediate the control deficiencies leading to the material weakness, we have already made certain improvements to our internal controls beginning in the first fiscal quarter of 2025, plan to make further enhancements, have enhanced management review of certain areas, and have determined to engage external experts to assist the company in more formally designing and documenting our controls.  We have also committed to more fully documenting the performance of the controls themselves so that they not only operate effectively but so that there is sufficient audit evidence that may be reviewed, so that others may verify the effective operation of the controls.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weakness described above, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31 2024 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because TSS, Inc. is not an accelerated filer or a large accelerated filer, and it is not subject to the attestation requirement covering internal controls over financial reporting.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described above, we have made certain improvements and plan further improvements to our internal controls over financial reporting in periods after the period covered by this annual report on Form 10-K, but those controls have not yet been fully implemented or evaluated to determine that they have effectively remediated the material weakness identified above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption "Management and Corporate Governance” in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions "Management and Corporate Governance,” and "Executive Officer and Director Compensation” in the 2025 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions "Related Person Transactions” and "Management and Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption "Independent Registered Public Accounting Firms” in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2024, and 2023 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

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

10.4‡

Award Agreement dated January 27, 2018, between TSS, Inc. and Kieran P. Brennan (previously filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

10.5‡

TSS, Inc. 2015 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2015 and incorporated herein by reference).

10.6

Business Loan Agreement, dated as of May 13, 2022, between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022, and incorporated herein by reference).

10.7

Business Loan Agreement, dated as of May 11, 2023, between the Company and Susser Bank (previously filed with the Commission as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2023, and incorporated herein by reference).

10.8

Executive Employment Agreement dated November 14, 2022, between TSS, Inc. and Darryll Dewan (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.9

Award Agreement dated November 14, 2022, between TSS, Inc. and Darryll Dewan (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.10‡

Executive Employment Agreement dated November 2, 2022, between TSS, Inc. and Todd K. Marrott (previously filed with the Commission as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 29, 2024, and incorporated herein by reference).

10.11‡

Award Agreement dated November 2, 2022, between TSS, Inc. and Todd K. Marrott (previously filed with the Commission as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 29, 2024, and incorporated herein by reference).

10.12‡

Executive Employment Agreement dated June 7, 2024, between TSS, Inc. and Daniel Chism (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 10, 2024, and incorporated herein by reference).

61

10.13‡

Award Agreement dated June 7, 2024, between TSS, Inc. and Daniel Chism (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 10, 2024, and incorporated herein by reference).

10.14‡

Award Agreement dated June 27, 2024, between TSS, Inc. and Todd Marrott (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 27, 2024, and incorporated herein by reference).

10.15

Credit Agreement dated December 31, 2024 between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2025, and incorporated herein by reference).

10.16

Term Loan Note dated December 31, 2024 between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2025, and incorporated herein by reference).

10.17

Security Agreement dated December 31, 2024 between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2025, and incorporated herein by reference).

10.18

Business Loan Agreement dated December 31, 2024 between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2025, and incorporated herein by reference).

19*	Insider Trading Policy

21.1*	Listing of subsidiaries

23.1*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2024 and 2023.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy regarding incentive compensation adopted October 16, 2024

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

‡	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, Inc.

Date: April 15, 2025	By:	/s/ Darryll Dewan
Darryll Dewan
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2025	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 15, 2025.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Darryll Dewan	Chief Executive Officer and Director
Darryll Dewan	(Principal Executive Officer)

/s/ Daniel M. Chism	Chief Financial Officer
Daniel M. Chism	(Principal Financial Officer and Accounting Officer)

/s/ Richard M. Metzler	Director
Richard M. Metzler

/s/ Michael J. Fahy	Director
Michael J. Fahy

