Form 10-Q
period 2025-03-31
TSS, Inc.
filed 2025-05-15
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of common stock outstanding as of May 13, 2025: 25,020,498

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TSS, Inc.

Consolidated Balance Sheets

(in thousands except par values)

	March 31, 2025	December 31, 2024
	(unaudited)

Current Assets:
Cash and cash equivalents	$27,339	$23,222
Contract and other receivables, net	11,061	16,203
Costs and estimated earnings in excess of billings on uncompleted contracts	1,778	851
Inventories, net	20,396	17,673
Prepaid expenses and other current assets	508	248
Total current assets	61,082	58,197
Property and equipment, net	23,276	8,591
Lease right-of-use asset	23,667	24,213
Goodwill	780	780
Other assets	4,734	4,787
Total assets	$113,539	$96,568

Current Liabilities:
Accounts payable and accrued expenses	$66,214	$53,340
Deferred revenues, current	4,337	2,613
Lease liabilities, current	1,654	966
Total current liabilities	72,205	56,919
Non-current Liabilities:
Long-term debt, non-current	8,200	8,200
Lease liabilities, non-current	23,062	23,540
Deferred revenues, non-current	681	771
Total non-current liabilities	31,943	32,511
Total liabilities	104,148	89,430

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 49,000 shares authorized; 25,793 and 25,250 issued; 23,476 and 23,107 outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	75,128	74,200
Treasury stock, at cost; 1,973 and 1,849 shares at March 31, 2025 and December 31, 2024	(8,384)	(6,730)
Accumulated deficit	(57,356)	(60,335)
Total stockholders’ equity	9,391	7,138
Total liabilities and stockholders’ equity	$113,539	$96,568

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per-share amounts)

	Three Months Ended March 31,
	2025	2024

Revenues:
Procurement	$90,177	$11,623
Facilities management	1,298	2,146
System integration	7,484	2,123
Total revenues	98,959	15,892
Cost of revenue	89,749	13,178
Gross profit	9,210	2,714

Operating expenses:
Selling, general and administrative	4,887	2,389
Depreciation and amortization	210	72
Total operating expenses	5,097	2,461
Income from operations	4,113	253

Interest expense	1,468	328
Interest income	(383)	(100)
Other expense	-	-
Pre-tax income	3,028	25
Income taxes	49	10
Net income	$2,979	$15

Earnings per common share – Basic	$0.13	$-
Earnings per common share – Diluted	$0.12	$-

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2024	23,533	$2	$72,103	(1,762)	$(2,245)	$(66,311)	$3,549
Restricted stock vested	376	-	-	-	-	-	-
Stock options exercised	-	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(120)	(55)	-	(55)
Stock-based compensation	-	-	150	-	-	-	150
Net income	-	-	-	-	-	15	15
Balance at March 31, 2024	23,909	$2	$72,253	(1,882)	$(2,300)	$(66,296)	$3,659

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2025	25,250	$3	$74,200	(1,849)	$(6,730)	$(60,335)	$7,138
Restricted stock vested	473	-	-	-	-	-	-
Stock options exercised	70	-	7	-	-	-	7
Treasury shares repurchased	-	-	-	(124)	(1,654)	-	(1,654)
Stock-based compensation	-	-	921	-	-	-	921
Net income	-	-	-	-	-	2,979	2,979
Balance at March 31, 2025	25,793	$3	$75,128	(1,973)	$(8,384)	$(57,356)	$9,391

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$2,979	$15
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	210	72
Stock-based compensation	921	150
Changes in operating assets and liabilities:
Contracts and other receivables	5,142	(1,043)
Costs and estimated earnings in excess of billings on uncompleted contracts	(927)	823
Inventories, net	(2,723)	1,495
Prepaid expenses and other assets	(229)	(36)
Right-of-use assets	546	89
Accounts payable and accrued expenses	12,874	1,928
Deferred revenues	1,634	(765)
Operating lease liabilities	210	(82)
Net cash provided by (used in) operating activities	20,637	2,646
Cash Flows from Investing Activities:
Capital expenditures	(14,873)	(39)
Net cash used in investing activities	(14,873)	(39)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	7	-
Purchase of treasury stock	(1,654)	(55)
Repayment of long-term borrowings	-	-
Net cash provided by (used in) financing activities	(1,647)	(55)
Net increase (decrease) in cash and cash equivalents	4,117	2,552
Cash and cash equivalents, beginning of period	23,222	11,831
Cash and cash equivalents, end of period	$27,339	$14,383
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,543	$316
Cash paid for taxes	-	-

See accompanying notes to the consolidated financial statements.

TSS, Inc.

Notes to Consolidated Statements

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Our systems integration services have recently been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks.  TSS was incorporated in Delaware in December 2004. Our corporate offices and our integration facility are located in Round Rock, Texas.

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

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2024, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity and cash flows. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Certain prior year amounts have been reclassified to conform to the current period presentation.  The reclassifications (i) on our income statement, we now present revenues from each individual segment whereas the prior year revenues were all presented on a single line item; (ii) on our income statement, we now present interest expense and interest income separately whereas we presented a single amount “interest expense, net” in the prior year presentation and (iii) we recast the segment disclosures to present our procurement services as a separate segment consistent the current year presentation whereas those results were aggregated into the systems integration segment in the prior year presentation.  These reclassifications had no net effect on our reported results of operations, financial position or cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents including money market accounts, accounts receivable, accounts payable and debt.  The carrying amounts of the other financial instruments approximate their fair value on March 31, 2025 and December 31, 2024, due to the short-term nature of these items.

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

In the quarter ended June 30, 2024, we received from one of our clients a reimbursement of certain capital expenditures and other start-up costs in support of our AI rack integration services.  These capital investments and related reimbursement are both being amortized over the same 36-month period representing the estimated useful life of the assets, over which period we expect to use that equipment to meet the client’s future needs for AI-enabled rack integration.  Similarly, the reimbursement of other start-up costs representing items that are expected to be used within the coming year are being amortized over twelve months, which is the same period over which we are amortizing the associated recorded asset.

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

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. Our allowance for doubtful accounts was $21,000 on March 31, 2025 and $7,000 on December 31, 2024.

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

The following table presents our revenues disaggregated by reportable segment and by product or service type (unaudited, in ’000’s):

	Three Months Ended March 31,
	2025	2024
FACILITIES MANAGEMENT:
Maintenance revenues	$873	$1,305
Equipment sales	425	691
Deployment and other services	-	150
Total Facilities Management revenues	$1,298	$2,146

SYSTEMS INTEGRATION:
Integration services	$7,484	$2,123
Total Systems Integration revenues	$7,484	$2,123

PROCUREMENT:
Procurement services	$90,177	$11,623
Total Procurement revenues	90,177	11,623
TOTAL REVENUES	$98,959	$15,892

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

Remaining Performance Obligations

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of March 31, 2025, deferred revenue of $5,018,000 includes:

•	$1,493,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and
•

$3,525,000 relates to procurement and integration services where we have yet to complete our services for our customers. Of the $3,525,000 deferred revenues related to procurement and integration services,

o	$2,844,000 is expected to be recognized within one year, and
o	$681,000 is expected to be recognized beyond one year.

Contract liabilities consisting of deferred revenues were $3,384,000 on December 31, 2024, and $3,370,000 on December 31, 2023.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown (unaudited):

	Three Months Ended March 31,
	2025	2024
US-based IT OEM	100%	98%

No other customers represented more than 10% of our revenues for any periods presented. Our US-based IT OEM customer represented 99% and 98% of our trade accounts receivable at March 31, 2025 and December 31, 2024, respectively. No other customer represented more than 10% of our accounts receivable at either of those dates.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivable from a US-based IT OEM customer under a non-recourse agreement. Due to the extended payment terms from that customer, we use this factoring arrangement as the effective interest rate implicit in this arrangement is less than the rate at which we could borrow the funds to carry those receivables through their due date.  Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when we receive the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The aggregate gross amount factored under this arrangement was approximately $121.1 million and $22.1 million for the three-month periods ended March 31, 2025 and 2024, respectively. We paid financing fees under this arrangement of approximately $1.5 million and $316,000 for the three-month periods ended March 31, 2025 and 2024, respectively, which was recorded as interest expense in our consolidated statements of operations or in deferred costs if the interest related to projects where revenue has not yet been recognized. The amounts factored exceed our total recorded revenues, as the factoring fees apply to the gross value of receivables collected through the program, while we record only our agent fee on procurement contracts as revenue for any procurement activity that is shipped directly from third parties to the end customer.

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

During the three-month periods ended March 31, 2025 and 2024, we incurred approximately $0.9 million and $0.6 million, respectively, in non-cash compensation expense which was included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $27.3 million and $18.2 million more than FDIC insured limits on March 31, 2025 and December 31, 2024, respectively.  In both periods, cash and cash equivalents includes a $5.0 million deposit in a money market account securing our outstanding bank debt.  Under the terms of the loan agreement, we can at any point request that the bank apply the deposit as a reduction of loan principal.

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

The following table summarizes the changes in our allowance for doubtful accounts (in ’000):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$7	$7
Additions charged to expense	14	-
Recovery of amounts previously reserved	-	-
Amounts written off	-	-
Balance at end of period	$21	$7

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

Property and Equipment

Property and equipment are recorded at cost, including interest incurred during the construction phase of assets financed at least partly with debt. We provide for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. Depreciation expense is included in operating expenses in the consolidated statements of operations. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

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

U. S. GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we review for indicators of impairment as “Step Zero” of the annual impairment test as defined by U.S. GAAP and if any exist, we compare the fair value of the reporting unit with its carrying amount. If that fair value exceeds the carrying amount, no impairment charge is required to be recorded. If the carrying value exceeds the reporting unit’s fair value, we would recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of a reporting unit will be determined using a discounted cash flow analysis, which requires the use of estimates and assumptions. Significant assumptions that may be required include forecasted operating results and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may have a material impact on the conclusions reached.

We also review intangible assets with definite lives for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. At our most recent annual assessment date of December 31, 2024, we identified no such indicators of impairment and determined there was no impairment at that date.  In the quarter ended March 31, 2025, we considered relevant matters including macroeconomic and other conditions on our operations and noted no material triggering events or circumstances that occurred during that period that would indicate the carrying value of our goodwill or other long-lived intangible assets was impaired.  On March 31, 2025 and December 31, 2024, the carrying value of goodwill was $0.8 million.

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

Earnings Per-Common Share

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted earnings per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities, if any. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In November 2023, FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ("ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit (referred to as the "significant expense principle”). We adopted this guidance effective for the annual period ended December 31, 2024.  It did not have a material impact on our financial results of operations or financial position, other than the enhanced disclosures.  At the same time as adopting this guidance, we also re-assessed our segmentation and determined we now have three reportable segments whereas we have historically had three reportable segments.  In interim periods after December 31, 2024, the new guidance is now applied retrospectively for all prior periods presented in the financial statements, and prior period segment results are recast to conform to the current year presentation.

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

 Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	March 31, 2025 (unaudited)	December 31, 2024
Contract and other receivables	$11,082	$16,210
Allowance for doubtful accounts	(21)	(7)
Contracts and other receivables, net	$11,061	$16,203

Contract assets consisting of accounts receivable and costs in excess of billings were $3,527,000 as of December 31, 2023.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Materials and component parts	$572	$201
Procurement inventories	19,845	17,493
Reserve	(21)	(21)
Inventories, net	$20,396	$17,673

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	March 31, 2025 (unaudited)		December 31, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(906)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting units (in ‘000’s):

	March 31, 2025 (unaudited)	December 31, 2024
Facilities Management unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

We recognized amortization expense related to intangibles of approximately $0 and $0 for the three-month periods ended March 31, 2025 and 2024, respectively.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives	March 31, 2025 (unaudited)	December 31, 2024
	(years)
Trade equipment	5	$763	763
Leasehold improvements	2–5	2,328	2,328
Furniture and fixtures	7	143	140
Computer equipment and software	3	2,408	2,363
Construction in Process	N/A	21,526	6,701
		27,168	12,295
Less accumulated depreciation		(3,892)	(3,704)
Property and equipment, net		$23,276	$8,591

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $159,000 and $72,000 for the three-month periods ended March 31, 2025 and 2024, respectively.

Other Assets

Other assets, non-current is comprised of the following amounts (in $000’s):

	March 31, 2025 (unaudited)	December 31, 2024
Deposits	$2,109	$2,109
Other non-current assets, net	2,625	2,678
Balance at end of year	$4,734	$4,787

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	March 31, 2025 (unaudited)	December 31, 2024
Accounts payable	$51,324	$33,491
Accrued expenses	12,497	17,802
Compensation, benefits and related taxes	2,095	1,774
Other accrued expenses	298	273
Total accounts payable and accrued expenses	$66,214	$53,340

Long-Term Debt

Long-term debt consisted of the following (in ’000’s):

	March 31, 2025 (unaudited)	December 31, 2024
Borrowed funds (bank loan; see Note 3)	$8,667	$8,667
Deferred debt issuance costs	(4,667)	(4,667)
Long-term debt, non-current	$8,200	$8,200

Amortization of deferred debt issuance costs has not yet begun, as the funds borrowed are related to construction still in progress at the end of both periods presented.

Note 3 - Long-Term Debt

In May 2024, we renewed our revolving line of credit (the “revolving line of credit”) with Susser Bank, National Association (“Lender”) pursuant to a Business Loan Agreement (Asset Based) effective May 5, 2024. The obligations under the revolving line of credit were secured by substantially all of our accounts receivable. Our wholly owned subsidiaries jointly and severally guaranteed our obligations under the revolving line of credit. We terminated the revolving line of credit on December 31, 2024 when we entered a new credit agreement with Susser Bank described below.  There were no borrowings outstanding on the revolving credit facility at any point during the periods presented.

On December 31, 2024, we entered into a new Credit Agreement (the “Credit Agreement”) with Susser Bank to fund improvements at the Georgetown, Texas location we leased on December 2, 2024 to which we plan to move the majority of our operations and our headquarters.  Loan proceeds may also be used for ordinary working capital purposes and loan closing costs. The Credit Agreement provides for a $20.0 million term loan facility, and the option for additional incremental term loans of up to $5.0 million (the “accordion feature”), pending Lender approval. During the construction period, not to extend beyond July 5, 2025, we may make periodic draw-downs to fund or reimburse us for costs of the buildout of the new facility.  During the construction period, required payments are interest only and any outstanding borrowings convert to a term loan upon the earlier of July 5, 2025 or completion of construction.  Regardless of the actual construction completion date, the total loan term including the interest-only period, is designed to be approximately five years, with a final due date of January 5, 2025.  Upon closing on December 31, 2024, we borrowed $8.7 million, with $5.0 million of that amount deposited in a required interest-bearing cash collateral account, $3.4 million reimbursed to us for capital expenditures previously funded with our operating cash, and $0.3 million funding loan closing costs.  In the three month period ended March 31, 2025, we made no additional draw-downs and the principal balance on the loan remains $8.7 million.  To date, we have monthly made interest only payments in accordance with the terms of the loan.  The loan is secured by substantially all of our assets.

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

The Credit Agreement includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. It also includes customary negative covenants including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The Loan Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse chance defaults, and change of ownership defaults.  Financial covenants require us to maintain a leverage ratio, as defined in the agreement, of no more than 3.75x through September 30, 2025; 2.75x from then to September 30, 2026; and 2.00x after that, and a debt service coverage ratio, as defined in the agreement, of at least 1.25x.  On March 31, 2025, we received a waiver and 30-day extension of time to provide to the bank our annual report on Form 10-K for the year ended December 31, 2024 and our officer’s certificate of compliance, due to the delayed filing of our annual report as publicly disclosed.  We subsequently have provided the Lender with the required annual report and officer’s certification noting compliance with all covenants, and we remain in compliance with all covenants at March 31, 2025.

The remaining available funds for construction at March 31, 2025 are $11.3 million, or $16.3 million if the accordion feature were utilized.  See Note 7, “Subsequent Events” regarding the draw-down of these remaining funds in May 2025, after the period covered by this quarterly report.

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities in both Round Rock, Texas and Georgetown, Texas as well as for certain equipment and vehicles. Our leases have remaining lease terms of 10 to 120 months. As of March 31, 2025, we have not entered into any lease arrangement classified as a finance lease.

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

Right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term. Components of lease expense and other information is as follows (unaudited, in ‘000’s):

	Three Months Ended March 31,
	2025	2024
Lease expense
Operating lease cost	$991	$222

Operating Lease – operating cash flows	$(236)	$(129)
New right-of-use assets – operating leases	-	40

The following presents information regarding the Company's operating leases as of March 31:

	2025	2024
Weighted average remaining lease term – operating leases (months)	110	59
Weighted average discount rate – operating leases	7%	5%

Future minimum lease payments under non-cancellable leases as of March 31, 2025, were as follows (in ‘000’s):

Fiscal Year
2025	$2,494
2026	3,672
2027	3,787
2028	3,915
2029	3,276
2030	763
Thereafter	16,941
Total minimum future lease payments	34,848
Less imputed interest	(10,132)
Total	$24,716

Reported as of December 31, 2024:
Current portion of lease liability	$1,654
Non-current portion of lease liability	23,062
$24,716

Note 5 – Net Income Per-Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations. In the table below, income represents the numerator, and shares represent the denominator (unaudited, in thousands except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Basic net income per share:
Numerator:
Net income	$2,979	$15
Denominator:
Weighted-average shares of common stock outstanding	23,397	21,899

Basic net income per share	$0.13	$0.00

Diluted net income per share:
Numerator:
Net income	$2,979	$15
Denominator:
Weighted-average shares of common stock outstanding	23,397	21,899
Dilutive options and warrants outstanding	2,506	469
Number of shares used in diluted per-share computation	25,903	22,368

Diluted net income per share	$0.12	$0.00

For the three-month periods ended March 31, 2025 and 2024, respectively, zero and 3,377,000 restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

Unaudited Information regarding our reportable segments is presented below (in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended March 31, 2025:
Total revenue	$90,177	$7,484	$1,298	$98,959
Cost of revenue	83,149	5,833	767	89,749
Gross profit	7,028	1,651	531	9,210
Payroll and benefits excluded from cost of revenues	-	831	139	970
Depreciation and amortization expense	-	179	3	182
Other operating expenses	14	280	9	303
Total operating expenses	14	1,290	151	1,455
Operating income	7,014	361	380	7,755
Interest expense	1,352	102	14	1,468
Interest income	-	-	-	-
Other expense	-	-	-	-
Pre-tax income	5,662	259	366	6,287
Capital expenditures	$-	$14,869	$-	$14,869

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended March 31, 2024:
Total revenue	$11,623	$2,123	$2,146	$15,892
Cost of revenue	10,715	1,518	945	13,178
Gross profit	908	605	1,201	2,714
Payroll and benefits excluded from cost of revenues	-	430	129	559
Depreciation and amortization expense	-	35	3	38
Other operating expenses	-	185	25	210
Total operating expenses	-	650	157	807
Operating income	908	(45)	1,044	1,907
Interest expense	284	34	10	328
Interest income	-	-	-	-
Other expense	-	-	-	-
Pre-tax income (loss)	624	(79)	1,034	1,579
Capital expenditures	$-	$39	$-	$39

The table below reconciles total segment pre-tax income for each period presented above to consolidated pre-tax income (unaudited, in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment pre-tax income (loss)	$6,287	$1,579
Less: Unallocated SG&A, depreciation and other operating expenses	3,642	1,654
Plus: Unallocated interest income, net	383	100
Less other expense (plus other income)	-	-
Consolidated pre-tax income	$3,028	$25

The table below presents segment total assets for March 31, 2025 (unaudited) and December 31, 2024 (in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Total Assets at March 31, 2025	$24,845	$33,707	$739	$59,291
Total Assets at December 31, 2024	19,319	25,855	932	46,106

The table below reconciles combined segment total assets for each period presented above to consolidated total assets (in thousands):

	March 31, 2025 (unaudited)	December 31, 2024
Combined total assets included in segments	$59,291	$46,106
Plus items not allocated to segments:
Cash and cash equivalents	27,339	23,222
Prepaid expenses and other current assets	501	230
Property and equipment, net	26	29
Lease right-of-use asset	23,667	24,213
Other assets	2,715	2,768
Consolidated total assets	$113,539	$96,568

Note 7 – Subsequent Events

On May 5, 2025, we drew down the remaining $11.3 million on our construction loan from Susser Bank described in Note 3, “Long-Term Debt”, for costs expended on the build-out of our new facility in Georgetown, Texas.  This increased the total amount borrowed to $20.0 million.

We have evaluated subsequent events through May 15, 2025, the date at which the unaudited interim consolidated financial statements were available to be issued.  We have identified no such events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Result of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of TSS, Inc. and its subsidiaries (collectively “we”, “us”, “our”, TSS or the Company).  The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2024 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the planning, design, deployment, maintenance, refresh and take-back of end-user and enterprise systems, including the mission-critical data center facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Our systems integration services have recently been enhanced to include the integration of Artificial Intelligence (AI) enabled data center server racks and componentry.  TSS was incorporated in Delaware in December 2004. Our corporate offices and our integration facility are located in Round Rock, Texas.

We support a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more advanced computing and storage capacity. In recent years, these enterprises have shifted their investment priorities towards AI and accelerated computing infrastructure initiatives. Enterprise and data center operators are facing immense pressure to rapidly integrate and deploy the latest generative AI equipment and GPUs (Graphics Processing Units) and will need to adapt these next-generation servers and custom rack-scale architectures to quickly and successfully compete in the market. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

Over the last ten years, we have optimized our business on providing world-class integration services to our customer base. As computing technologies evolve and as we see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our systems integration business to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM (original equipment manufacturer) strategic customer to win contracts and to provide business to us under a Master Relationship Agreement.  A material decline in volume from, or loss of this OEM customer would have a material effect on our results.  Our operational focus is to ensure this does not occur.

Most of the components used in our systems integration business are consigned to us by our largest OEM customer or its end-user customers. Thus, our revenues reflect only the services we provide, and the consigned components are not reflected in our income statement or on our balance sheet. We also offer our customers procurement services whereby we procure third-party hardware, software and services on their behalf. Our configuration and integration services businesses often integrate these components to deliver a complete system to our customers.

In October 2024, we signed a multi-year agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume.  To support this level of production, and to be able to provide increased volumes over our existing facility, we are moving our headquarters and production facility to a new location in 2025 and anticipate capital expenditures of approximately $25 million to $30 million for improvements to that facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled (“DLC”) computer racks.  We are financially responsible for all fixed and variable costs related to this activity, including debt service requirements related to the planned capital expenditures, direct and indirect labor related to this activity, and all facility and related costs.  While there may be some variability in the number of racks built in any given period, we believe the structure of the agreement with our customer provides reasonable assurance to us that absent our material breach of the agreement or our termination of the agreement, the revenues we earn from this arrangement will consistently be sufficient to cover the aforementioned costs we expect to incur in fulfilling our obligations.  Our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the lease and debt service regardless of whether we had revenues sufficient to cover those costs.  Likewise, if we were to terminate the agreement other than due to the other party’s material breach of the agreement, the other party would be relieved of any further obligation. Funding sources for the build-out costs at the new facility include approximately $6.8 million to be contributed by our landlord, $20 million from a construction loan from Susser Bank, and cash on hand for the remainder of the costs.  The construction loan is expandable up to $25 million with bank approval.  We borrowed no additional funds under that loan in the quarter ended March 31, 2025 and the outstanding principal balance remained $8.7 million throughout the three-month period.  Subsequent to the quarter ended March 31, 2025, in May 2025 we borrowed the remaining $11.3 million available on the loan, which reimbursed us for capital expenditures we had previously funded using cash on hand.

The volume of our strategic procurement services grew substantially in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. Customers value our ability to source disparate hardware, software and services and provide a single-source solution for their IT needs. In some cases, we merely act as agents in these transactions, and so the reported revenues will reflect only our fees earned in the transaction (“net deals”).  If the procurement activities include integration services or other value-add work beyond just the procurement activity, the transaction is recorded at its gross value (“gross deals”), and revenue and costs are allocated to the procurement and systems integration segments based on the value created in each and the effort involved to fulfill the contracts.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025

Unless otherwise noted, all comparisons in this section are between the three-month period ended March 31, 2025 (the “current quarter” or “this quarter”) and the three-month period ended March 31, 2024 (the “prior year quarter” or “this quarter last year”).

Revenues

Revenues consist of fees earned from planning, design and project management for mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services for these facilities. We also earn revenues from providing system configuration and integration services, and procurement services, to IT equipment vendors. We began integration services on AI racks in June 2024 and have continued with that activity throughout the current quarter.  Currently we derive all our revenue from the U.S. market.

We contract with our customers under five primary contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements, which generally generate higher profit margins, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all the customers’ equipment (excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Since we earn higher profits from the labor services that our employees provide compared with the use of subcontracted labor and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded to maximize our profitability.  Occasionally, our revenues will reflect certain reimbursements received from customers for expanding our capacity, typically through capital expenditure or for adding headcount to support specific customer requests.  In 2024, we invested approximately $1.7 million in our Round Rock facility to expand our capacity to integrate generative AI-enabled server racks, including both air cooled and direct-liquid cooled systems.  We received a reimbursement from one of our customers for the majority of those investments and are amortizing that reimbursement into service integration revenues over the expected useful life of three years.  We are also depreciating those assets over the same three-year period.

Our maintenance and integration services traditionally earn higher margins and maintenance contracts typically renew annually, providing consistency and predictability of revenues. We focus our design and project management services on smaller jobs typically connected with addition or retrofit activities to obtain better margins and a more predictable pattern of earnings than are typically seen when such efforts are concentrated in fewer high-value contracts for the construction of new data centers, which would otherwise require greater levels of working capital and tend to yield lower margins. We have also focused on providing maintenance services for modular data center applications as this market has expanded. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business, and through adding revenue streams such as procurement services to help drive volume through the integration facility.  The expansion into AI-enabled rack integration services which began in June 2024 bolstered both our revenues and our earnings, helping move the systems integration segment from a $0.1 million segment pre-tax loss in the prior year quarter to a $0.3 million segment contribution to pre-tax income in the current quarter, discussed in greater detail below.  These amounts exclude certain corporate expenses, such as selling, general and administrative costs as well as facility costs and interest income that are not allocated to segments.

Total revenues in the current quarter increased 523% to $99.0 million, driven primarily by significant growth in procurement and systems integration activities.  Procurement revenues increased by $78.6 million (676%) and systems integration revenues increased by $5.4 million (253%).  These increases were somewhat offset by a $0.8 million (40%) decrease in revenue from the facilities management segment.

The $5.4 million (253%) increase in systems integration revenues was due primarily to the growth in integration of AI-enabled computer racks, which began with significant volume in June 2024.  With the October signing of a multi-year agreement to continue integrating AI-enabled racks at certain minimum volumes, we expect systems integration revenues to remain significantly above the historical trend for several years. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility and debt service payments tied to the build-out of that factory for which we are responsible.  While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach it, leaving us with the financial obligations of the facility and debt service regardless of whether we had revenues sufficient to cover those costs.  Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation.  If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

In addition to the fixed monthly fees to which we are entitled under that agreement, we also receive payments that scale depending on the volume of AI racks integrated and for which we are prepared to integrate.  To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business, our primary customer has committed to pay us for maintaining staffing levels to support an agreed minimum weekly quantity of racks.  To the extent we do not meet the minimum weekly volume due to our production downtime or labor shortages compared to agreed-upon levels, we will reduce the fee, billing only for the quantity of racks we actually configured or could have configured given the actual staffing levels.  We contractually agreed to use commercially reasonable efforts to mitigate our customer’s costs for under-utilized staff, including during periods of extended lulls in demand or supply chain issues experienced by our customer.  While any reduction in available staff reduces the revenues to which we are entitled under this agreement, we believe our long-term partnership with our customer is strengthened as we help them mitigate a portion of the costs for which they would otherwise be responsible.  The periodic reduction of revenues has a muted impact on our overall results, as we also reduce our labor costs in line with the reduced revenues.

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

The increase in procurement revenues was driven primarily by an increase in purchases from the federal government and a few large commercial enterprises including several individually large sales, combined with a mix shift with a greater proportion of the revenues coming from gross deals, as opposed to net deals.  As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some seasonality of these revenues.  As the federal government budget ends on September 30 each year, we believe this may generally lead to an increase in procurement revenues in the quarter ending September 30 each year and again in the quarter ending December 31 as federal agencies receive their budgets for the new year.  However, we cannot accurately predict when other large procurement activity will occur, such as the large purchases from our customers’ enterprise clients in the current quarter.

Due to the lighter effort required to execute procurement transactions, the gross margins are thinner in that line of business.  As a result, increases and decreases in that business have a smaller impact on our overall margins and profitability compared to increases in the facilities management or systems integration lines of business.  The following table presents the results of our procurement activities, both in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid in an analysis of the underlying economics (unaudited, in thousands, except percentages):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Increase	Percentage Increase
Recognized Values (GAAP):
Recognized value of all procurement deals	$90,177	$11,623	$78,554	677%
Recognized cost of revenues	83,149	10,715	72,434	676%
Gross profit	7,028	908	6,120	674%
Gross margin based on recognized value of transactions	7.8%	7.8%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$105,982	$19,956	$86,026	431%
Cost of revenues	98,954	19,048	79,906	419%
Gross profit	7,028	908	6,120	674%
Gross margin based on gross value of transactions	6.6%	4.6%

The following table provides a reconciliation of the non-GAAP figures presented above to the most closely related GAAP figures presented. We review these non-GAAP figures not as a substitute for the GAAP figures, but to help in our internal analysis of the underlying economics of each transaction as we do not believe the GAAP figures are as useful for that purpose as are the non-GAAP measures considered on a gross basis  (unaudited, in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Recognized revenue of all procurement deals - GAAP	$90,177	$11,623
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	15,805	8,333
Gross value of revenues including netting (non-GAAP)	$105,982	$19,956

Recognized cost of goods for all procurement deals - GAAP	$83,149	$10,715
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	15,805	8,333
Gross value of costs of goods including netting (non-GAAP)	$98,954	$19,048

The gross value of all procurement transactions increased 431% from the prior year quarter, from $20.0 million to $106.0 million in the current quarter.  The majority of the current quarter’s procurement transactions were gross deals, whereas a greater portion of the prior year quarter’s transactions were net deals, in which we record only our agent fee as revenues.  As a result, the recorded revenue increased from $11.6 million in the prior year quarter to $90.2 million in the current quarter.  Gross profit recognized on all procurement transactions increased 674% from $0.9 million to $7.0 million before interest charges.  After netting related interest charges and other operating expenses, the procurement segment’s contribution to pre-tax income increased 807% from $0.6 million to $5.7 million in the current quarter.

Although the margins are thinner than our other lines of business, efforts required to support the procurement business are minimal, so any incremental activity remains additive to our net income and can lead to additional cross-selling opportunities for  higher yielding integration services, so we continue to view this business as a growth vehicle.  As mentioned previously, the procurement business can fluctuate widely from quarter to quarter, and the recorded revenues can fluctuate even more widely if there is a substantial shift between gross and net deals, even if the underlying economics between the two are relatively similar.

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, excluding depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. Our consolidated gross margin was 9% for the current quarter compared to 17% for the prior year quarter. The blended decrease was driven primarily by the outsized increase in the lower margin procurement business in relation to the remainder of the organization. Gross margins for the current quarter were 8% for the procurement business, 22% for the systems integration business, and 41% for the facilities management activities. In the prior year quarter, gross margins were 8% for the procurement business, 28% for the systems integration business and 56% for the facilities management business.

•	Procurement Segment: Calculated using the non-GAAP gross value of all transactions, procurement gross margins improved from 4.6% in the prior year quarter to 6.6% in the current quarter. The impact of this margin improvement on consolidated gross profit was further enhanced by the 431% increase in the volume of procurement activities, also calculated using the non-GAAP gross value of all procurement transactions.
•	Systems Integration Segment: Further contributing to the growth in consolidated gross profits was the 173% increase in systems integration gross profit to $1.7 million in the current quarter. This was driven by the net effect of a 253% growth in systems integration segment revenues and a 284% growth in segment cost of revenues, from $1.5 million to $5.8 million. Although we have not yet begun paying cash rent at our new production facility in Georgetown, Texas, the current quarter systems integration cost of revenues includes approximately $0.8 million of rent expense on our new Georgetown location recognized on a straight-line basis in addition to bearing the majority of occupancy costs at our existing Round Rock, Texas production facility as it has in prior periods. Excluding the $0.8 million of non-cash rent at the new facility, systems integration gross margins improved from 28% in the prior year quarter to 32% in the current quarter, and gross profits improved from $0.6 million to $2.4 million. When we start producing from, and start paying cash rent at, the new facility in the second quarter of fiscal year 2025, the fixed fee we earn from our customer under our multi-year AI rack integration contract will increase by an amount greater than such incremental occupancy costs. Due to this, we expect gross margins in the systems integration segment to improve in the last three fiscal quarters of 2025 in comparison to the first quarter.

•	Facilities Management Segment: Gross margins in the facilities management segment decreased to 41% in the current quarter from 56% in the prior year quarter. With the cost of revenues improving from $0.9 million to $0.8 million, the lower margin was driven by a decrease in segment revenues. The prior year quarter included $0.2 million of deployment and other services with none in the current quarter, and $0.7 million of equipment sales compared to $0.4 million in the current quarter. The remaining $0.4 million decrease in segment revenues was from maintenance activities.

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

A large portion of our revenue is derived from fixed price contracts. Under such contracts, we set the price of our services and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. These costs may be affected by a variety of factors such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and higher than expected costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for contracts exceed our estimates, which could reduce our profitability and liquidity.

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, SG&A fees improved from 88% in the prior year quarter to 53% in the current quarter, effectively leveraging this cost in relation to the overall growth in the Company’s operations.  In dollar terms, our SG&A expenses increased by $2.5 million (105%) in the current quarter compared to the prior year quarter primarily due to higher headcount and related compensation costs to support the growing scale of the organization combined with higher accruals for incentive compensation tied directly to the improvements in sales and earnings.

Operating Income

Operating income was $4.1 million in the current quarter compared to $0.3 million in the prior year quarter.  With total operating costs growing 107%, or less than half the 239% growth rate of gross profit, operating income increased by 1,526%, or $3.9 million due to effectively leveraging our expense structure.

Interest Expense and Interest Income

In the current quarter, we recorded interest expense of $1.5 million compared to $0.3 million in the prior year quarter. The increase was due primarily to the increase in the gross value of procurement transactions and other revenues from our primary customer in the current quarter compared to the prior year quarter.  The factoring charge we incur is based on the total gross value of transactions with that customer, including the gross value of procurement deals whether we account for such deals as gross or net deals.  Included in interest expense is $0.2 million of interest expense on our outstanding bank debt.  There was no bank debt interest in the prior year quarter as no borrowings were outstanding in that period.

Due primarily to the higher average balance of cash on hand in the current quarter, interest income increased to $0.4 million compared to $0.1 million earned in the prior year quarter.

Net Income

After a small increase in income taxes related to our improved operating results, we recorded a net income of $3.0 million, or $0.12 per diluted share for the quarter ended March 31, 2025, compared to a net income of $15,000, or $0.00 per diluted share in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at March 31, 2025 are our cash and cash equivalents on hand, funds available under our construction loan and projected cash flows from operating activities.

As discussed above, we signed a multi-year agreement in 2024 to integrate an expected minimum weekly volume of AI-enabled computer racks for several years.  Due to the increasing power and cooling demands expected in upcoming generations of those racks, we leased and plan to move to a new facility which can provide sufficient power for the foreseeable future.  The new facility is almost 213,000 square feet compared to the 105,000 square foot leased facility in which we currently operate.  We are in the process of building out the new facility and expect to invest a total of $25 million to $30 million, including expenditures made to date.  Through March 31, 2025, we have funded approximately $8.4 million of those costs with bank debt and $14.8 million with cash on hand.  We expect to invest the remainder in the second fiscal quarter of 2025.  On December 31, 2024, we consummated a construction loan with Susser Bank for up to $20 million, expandable in certain circumstances to $25 million, and immediately drew down $8.7 million, with $8.4 million reimbursing us for previously spent funds and the remainder covering loan closing costs.  At the same time, we also placed $5.0 million cash into a money market account securing the loan.  Once construction is completed, the outstanding balance will be converted to a fully amortizing term loan with a maturity date roughly approximating the term of the multi-year AI rack integration agreement we signed with our OEM customer.  We anticipate receiving funds from our customer sufficient to offset the debt service for the full term of this debt and the majority of the costs to operate the new facility as most of that facility will be dedicated to that activity.  We have not yet determined whether we will be able to secure additional business to utilize both facilities.  If not, we will likely seek to sublease our existing 105,000 square foot facility in Round Rock, Texas but may incur the costs and cash demands of two facilities for some indeterminate period of time. We did not make any additional draws on the construction loan in the quarter ended March 31, 2025, funding the $14.9 million of capital expenditures in the quarter with cash on hand.  Subsequent to the end of the current quarter, on May 5, 2025, we borrowed the remaining $11.3 million available on the construction loan, reimbursing us for a portion of the capital expenditures paid in cash and bringing total borrowed funds to $20.0 million.

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

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $27.3 million and $23.2 million, respectively.  Of the cash held at both dates, $5.0 million is held in a money market account as collateral against our outstanding bank debt and therefore is not immediately accessible other than to use for repayment of the debt.

Significant sources and uses of cash

Operating activities:

Cash provided by operating activities was $20.6 million in the current quarter, compared to $2.6 million in the prior year quarter. This change in cash provided by operating activities was primarily attributable to the significant increase in contribution from the AI-rack integration services combined with the financial impacts of our procurement services and the large increase in procurement services near the end of the current quarter for which we have already been paid under our factoring program but for which we have not yet had to pay our vendors.

Accounts payable increased $12.9 million in the current quarter.  Somewhat offsetting this was an increase of $5.1 million in contract and other receivables and a $2.7 million growth in inventories in the current quarter largely related to procurement activities ongoing at quarter-end, and to a smaller degree to support our growth in the integration services business.  Changes in our receivables, inventory, accounts payable and deferred revenues during the current quarter are attributable primarily to the timing of procurement transactions. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary means to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly or annual basis for procurement contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our procurement activities as we grow this business during 2025 and beyond. These changes were further enhanced by the $3.0 million of net income in the current quarter vs. net income of $15,000 in the prior year quarter.

Investing activities:

We invested $14.9 million in the quarter ended March 31, 2025 primarily in the ongoing buildout of our new leased integration facility and headquarters.  These costs are largely for enhancements to our electrical and cooling systems to support our growth in AI-enabled rack integration.  This compares to only $39,000 invested in capital assets in the prior year quarter.

Financing activities:

Financing activities used $1.6 million in the current quarter and $55,000 in the prior year quarter.  In both periods, the expenditure was to repurchase stock from employees.  To minimize dilution to our shareholders, we generally allow employees to “net settle” upon the vesting of restricted stock and upon stock option exercises, allowing them to forfeit a portion of the shares sufficient to cover their tax obligation and the option exercise price, and we then use the Company’s cash to pay the taxes.  None of the share repurchases were open-market transactions and there is no approved share buyback program in place other than allowing employees to net settle.

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

Our primary liquidity and capital requirements are to fund working capital from current operations and to fund the remaining planned investment in our new facility. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program, combined with the construction loan to finance the investment in our new facility. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses, further expand our facility, or operate both facilities.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2024 on our consolidated financial statements and disclosures. See also Item 1. Financial Statements Note 1 – Significant Accounting Policies regarding Recent Accounting Pronouncements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures, as defined in Rule 13a-15(e), were ineffective at the reasonable assurance level as we have not yet fully remediated and validated the effective remediation of a material weakness in internal control over financial reporting first identified in the year ended December 31, 2024 as described below.

Material Weakness

During the audit of the Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements, leading to adjustments that were and could have been material to our 2024 consolidated financial statements.  Due to the fact that our internal control over financial reporting during that period did not identify, prevent or detect these risks of material misstatements, we determined this indicates a  material weakness in our internal control over financial reporting.  We believe the root causes of the control deficiencies were primarily a number of manual processes in our closing process, combined with challenges in properly segregating duties due to the relatively small size of our accounting department and additional controls needed.

To formally remediate controls, companies must not only update or put into place controls such that they are designed and operate effectively, but such effective operation must be evaluated and verified over a period of time before we determine the control deficiencies that led to the material weakness have formally been remediated.  In order to remediate the control deficiencies leading to the material weakness, we have already made certain improvements to our internal controls beginning in the first fiscal quarter of 2025, plan to make further enhancements, have enhanced management review of certain areas, and have determined to engage external experts to assist the company in more formally designing and documenting our controls.  We have also committed to more fully documenting the performance of the controls themselves so that they not only operate effectively but so that there is also sufficient audit evidence that may be reviewed, so that others may verify the effective operation of the controls.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weakness described above, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q for the three-month period ended March 31, 2025 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described above.  As described above, we have made certain improvements and plan further improvements to our internal control over financial reporting in periods after the period covered by this quarterly report on Form 10-Q, but those controls have not yet been fully implemented or evaluated to determine that they have effectively remediated the material weakness identified above.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended March 31, 2025:

Monthly Period During the Quarter Ended March 31, 2025	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
January 1, 2025 – January 31, 2025	58,241	$14.63	-	-
February 1, 2025 – February 28, 2025	63,658	$12.30	-	-
March 1, 2025 – March 31, 2025	2,306	$8.25	-	-
Total	124,205	$13.32	-	-

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

TSS, INC.

Date: May 15, 2025	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)

