Form 10-Q
period 2025-06-30
TSS, Inc.
filed 2025-08-11
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33627

TSS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Aviation Drive, Building 1, Suite 100 Georgetown, Texas	78628
(Address of principal executive offices)	(Zip Code)

Former address of principal executive offices:  110 E. Old Settlers Blvd., Round Rock, TX 78664

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

Number of shares of common stock outstanding as of August 7, 2025: 25,364,244

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2025

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par values)

	June 30, 2025	December 31,
	(unaudited)	2024

Current Assets:
Cash and cash equivalents	$36,836	$23,222
Contract and other receivables, net	13,997	16,203
Costs and estimated earnings in excess of billings on uncompleted contracts	4,418	851
Inventories, net	14,589	17,673
Prepaid expenses and other current assets	1,055	248
Total current assets	70,895	58,197
Property and equipment, net	35,288	8,591
Lease right-of-use asset	22,939	24,213
Goodwill	780	780
Restricted cash	5,000	-
Other assets	4,568	4,787
Total assets	$139,470	$96,568

Current Liabilities:
Accounts payable and accrued expenses	$82,020	$53,340
Deferred revenues, current	3,333	2,613
Lease liabilities, current	1,891	966
Total current liabilities	87,244	56,919
Non-current Liabilities:
Long-term debt, non-current	19,541	8,200
Lease liabilities, non-current	22,648	23,540
Deferred revenues, non-current	499	771
Total non-current liabilities	42,688	32,511
Total liabilities	129,932	89,430

Commitments and Contingencies (Note 1)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 49,000 shares authorized; 25,975 and 25,250 issued; 23,740 and 23,107 outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	76,058	74,200
Treasury stock, at cost; 1,975 and 1,849 shares at June 30, 2025 and December 31, 2024	(10,650)	(6,730)
Accumulated deficit	(55,873)	(60,335)
Total stockholders’ equity	9,538	7,138
Total liabilities and stockholders’ equity	$139,470	$96,568

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per-share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues:
Procurement	$33,002	$4,914	$123,179	$16,538
Facilities management	1,482	2,285	2,780	4,431
System integration	9,486	4,960	16,970	7,083
Total revenues	43,970	12,159	142,929	28,052
Cost of revenue	36,155	7,623	125,904	20,802
Gross profit	7,815	4,536	17,025	7,250

Operating expenses:
Selling, general and administrative	4,735	2,719	9,622	5,108
Depreciation and amortization	844	117	1,054	188
Total operating expenses	5,579	2,836	10,676	5,296
Income from operations	2,236	1,700	6,349	1,954

Interest expense	859	378	2,327	706
Interest income	(175)	(106)	(558)	(205)
Pre-tax income	1,552	1,428	4,580	1,453
Income taxes	69	26	118	36
Net income	$1,483	$1,402	$4,462	$1,417

Earnings per common share - Basic	$0.06	$0.06	$0.19	$0.06
Earnings per common share - Diluted	$0.06	$0.06	$0.17	$0.06

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2024	23,533	$2	$72,103	(1,762)	$(2,245)	$(66,311)	$3,549
Restricted stock vested	376	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(120)	(55)	-	(55)
Stock-based compensation	-	-	150	-	-	-	150
Net income	-	-	-	-	-	15	15
Balance at March 31, 2024	23,909	$2	$72,253	(1,882)	$(2,300)	$(66,296)	$3,659
Restricted stock vested	135	-	-	-	-	-	-
Stock options exercised	200	-	20	(15)	(20)	-	-
Treasury shares repurchased	-	-	-	(45)	(62)	-	(62)
Stock-based compensation	-	-	155	-	-	-	155
Net income	-	-	-	-	-	1,402	1,402
Balance at June 30, 2024	24,244	$2	$72,428	(1,942)	$(2,382)	$(64,894)	$5,154

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance January 1, 2025	25,250	$3	$74,200	(1,849)	$(6,730)	$(60,335)	$7,138
Restricted stock vested	473	-	-	-	-	-	-
Stock options exercised	70	-	7	-	-	-	7
Treasury shares repurchased	-	-	-	(124)	(1,654)	-	(1,654)
Stock-based compensation	-	-	921	-	-	-	921
Net income	-	-	-	-	-	2,979	2,979
Balance at March 31, 2025	25,793	$3	$75,128	(1,973)	$(8,384)	$(57,356)	$9,391
Restricted stock vested	279	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(99)	(2,266)	-	(2,266)
Treasury shares retired	(97)	-	-	97	-	-	-
Stock-based compensation	-	-	930	-	-	-	930
Net income	-	-	-	-	-	1,483	1,483
Balance at June 30, 2025	25,975	$3	$76,058	(1,975)	$(10,650)	$(55,873)	$9,538

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$4,462	$1,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,054	188
Stock-based compensation	1,851	305
Provision for inventory reserve	-	-
Amortization of debt issuance costs	8	-
Changes in operating assets and liabilities:
Contract and other receivables	2,206	(3,468)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,567)	786
Inventories	3,084	(2,596)
Prepaid expenses and other assets	(679)	(286)
Right-of-use assets	1,274	272
Accounts payable and accrued expenses	26,799	(669)
Deferred revenues	448	2,634
Operating lease liabilities	33	(265)
Net cash provided by (used in) operating activities	36,973	(1,682)
Cash Flows from Investing Activities:
Capital expenditures	(25,779)	(1,721)
Net cash used in investing activities	(25,779)	(1,721)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	11,333	-
Proceeds from exercise of stock options	7	-
Repurchase of treasury stock	(3,920)	(117)
Net cash provided by (used in) financing activities	7,420	(117)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,614	(3,520)
Cash, cash equivalents and restricted cash, beginning of period	23,222	11,831
Cash, cash equivalents and restricted cash, end of period	$41,836	$8,311

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,327	$537
Cash paid for taxes	$201	$79

Cash and cash equivalents, beginning of period	$23,222	$11,831
Restricted cash, beginning of period	$-	$-
Cash, cash equivalents and restricted cash, beginning of period	$23,222	$11,831

Cash and cash equivalents, end of period	$36,836	$8,311
Restricted cash, end of period	$5,000	$-
Cash, cash equivalents and restricted cash, end of period	$41,836	$8,311

Supplemental non-cash investing activities:
Additions to capital expenditures financed with accounts payable	$1,881	$-

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Notes to Condensed Consolidated Statements

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks.  TSS was incorporated in Delaware in December 2004.  We recently relocated our corporate offices and primary integration facility from Round Rock, Texas to Georgetown, Texas and continue to operate a second integration facility at our former corporate office in Round Rock, Texas.

The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U. S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity and cash flows. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Certain prior year amounts have been reclassified to conform to the current presentation.  The reclassifications are:  (i) on our statements of operations, we now present revenues from each individual segment whereas the prior year revenues were all presented on a single line item; (ii) on our statements of operations, we now present interest expense and interest income separately whereas we presented a single amount “interest expense, net” in the prior year presentation and (iii) we recast the segment disclosures to present our procurement services as a separate segment consistent with the current year presentation whereas those results were aggregated into the systems integration segment in the prior year presentation.  These reclassifications had no net effect on our reported results of operations, financial position or cash flows.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, including money market accounts, and debt.

Based primarily on the short-term nature of cash and cash equivalents, we estimate that their carrying amount approximates their fair value at June 30, 2025 and December 31, 2024.  We consider the fair value of our cash and cash equivalents, including money market accounts, to be measured using Level 1 inputs.

As it does not have a quoted market price and its term extends beyond a year, requiring more judgment, we consider our debt balance to be measured using Level 2 inputs.  As the debt bears a floating interest rate that is adjusted frequently in line with movements in prevailing interest rates that would be used to discount any future cash flows, we estimate that its carrying value approximates its fair value.

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

Revenue Recognition

We recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative stand-alone selling prices.

Maintenance services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on modular data centers during the contract term. Our contract terms typically are one year in duration, are billed annually in advance, and are non-cancelable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services ratably over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment. However, our history of non-payments and bad debt expenses has been insignificant.

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

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for credit losses is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. Our allowance for credit losses was $21,000 and $7,000 on June 30, 2025 and December 31, 2024, respectively.

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

Deployment and Other services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts; installation and servicing of equipment, including modular data centers; and other fixed-price services including repair, design and project management services, or the moving of equipment to a different location. In some cases, we arrange for a third party to perform “break-fix” and servicing of equipment upon customer request, and in these instances, we recognize revenue as the amount of any fees or commissions to which we expect to be entitled. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional.

Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenues upon completion of the procurement activity. For any procurement activities in which we somehow transform the product, the revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of sales for any costs we incur to procure the related goods (“gross deals”).  In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party, we have no control of the goods before they are transferred to the customer and we do not transform the product in any way. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions to which we expect to be entitled after paying the other party for the goods or services provided to the customer (“net deals”). Accounts receivable from our procurement activities are typically due within 80 days of invoicing.  The majority of the procurement activities generally involve us transforming the product, and as such the majority of these transactions are recorded gross.  In order to accelerate the time period in which we receive payment, we generally factor the procurement services receivables utilizing a program that we estimate has an effective annualized interest rate below the rate at which we could borrow funds.  Regardless of whether the transaction is recorded as a gross deal or a net deal, the interest we are charged through the factoring program is based on the gross value of each transaction.

The following table presents our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Three-Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FACILITIES MANAGEMENT:
Maintenance revenues	$1,026	$1,293	$1,899	$2,598
Equipment sales, deployment and other services	456	992	881	1,833
Total Facilities Management revenues	$1,482	$2,285	$2,780	$4,431

SYSTEMS INTEGRATION:
Integration services	$9,486	$4,960	$16,670	$7,083
Total Systems Integration revenues	$9,486	$4,960	$16,970	$7,083

PROCUREMENT:
Procurement services	$33,002	$4,914	$123,179	$16,538
Total Procurement revenues	33,002	4,914	123,179	16,538
TOTAL REVENUES	$43,970	$12,159	$142,929	$28,052

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

Deferred Revenue

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of June 30, 2025, deferred revenue of $3,832,000 includes:

•	$2,459,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and
•	$1,373,000 relates to procurement and integration services where we have yet to complete our services for our customers. Of the deferred revenues related to procurement and integration services,

o	$874,000 is expected to be recognized within one year, and
o	$499,000 is expected to be recognized beyond one year.

Contract liabilities consisting of deferred revenues were $3,384,000 on December 31, 2024, and $3,370,000 on December 31, 2023.  Substantially all of the recorded deferred revenues at December 31, 2024 and December 31, 2023 had been earned and recorded as revenues in the six month periods ended June 30, 2025 and June 30, 2024, respectively.

Concentration of Credit Risk

We are currently economically dependent upon our relationship with a large US-based IT OEM (Original Equipment Manufacturer). If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
US-based IT OEM	98%	97%	99%	97%

No other customers represented more than 10% of our revenues for any period presented. Our US-based IT OEM customer represented 98% of our accounts receivable at both June 30, 2025 and December 31, 2024. No other customer represented more than 10% of our accounts receivable at either of those dates.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivable from a US-based IT OEM customer under a non-recourse agreement. Due to the extended payment terms from that customer, we use this factoring arrangement as the effective interest rate implicit in this arrangement is less than the rate at which we could borrow the funds to carry those receivables through their due date.  Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our consolidated balance sheet when we receive the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The table below presents information relevant to this factoring program (in $’000’s):

	Three-Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Aggregate gross amount factored	$72,391	$28,835	$193,484	$50,978
Financing fees paid	$882	$427	$2,425	$742

Financing fees were recorded as interest expense in our consolidated statements of operations or in deferred costs if the interest related to projects for which revenue has not yet been recognized. The total amounts factored exceed our total recorded revenues, as the factoring fees apply to the gross value of receivables collected through the program, while we record only our agent fee on procurement contracts as revenue for any procurement activity that is shipped directly from third parties to the end customer.

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

During the three-month and six-month periods ended June 30, 2025, we incurred approximately $0.9 million and $1.9 million, respectively, of non-cash stock-based compensation expense.  In the comparable three-month and six-month prior year periods ended June 30, 2024, we incurred approximately $0.2 million and $0.3 million, respectively, of non-cash stock-based compensation expense.  In each period, the expense was included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $36.8 million and $18.2 million, almost all of which was beyond FDIC insured limits on June 30, 2025 and December 31, 2024, respectively.  At each of those dates, we additionally had $5.0 million of restricted cash in a money market account held by our bank as collateral for our outstanding bank debt, which also exceeded FDIC insured limits.  Under the terms of the loan agreement, we can at any point request that the bank apply the deposit as a reduction of loan principal.  This balance is presented separately on our balance sheet at June 30, 2025 and was classified with cash and cash equivalents at December 31, 2024.

Contract and Other Receivables

Accounts receivables are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts.

Allowance for Credit Losses

We estimate an allowance for credit losses based on estimated credit losses, based on factors related to the specific credit risk of each customer. Historically our credit losses have been minimal. We perform credit evaluations of new customers and may require prepayments or the use of bank instruments such as trade letters of credit to mitigate credit risk. We monitor outstanding amounts to limit our credit exposure to individual accounts. We continue to pursue collection even if we have fully provided for an account balance.

The following table summarizes the changes in our allowance for credit losses (in ’000):

	Six Months Ended June 30,
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

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. At our most recent annual assessment date of December 31, 2024, we identified no such indicators of impairment and determined there was no impairment at that date.  In the quarter ended June 30, 2025, we considered relevant matters including macroeconomic and other conditions on our operations and noted no material triggering events or circumstances that occurred during that period that would indicate the carrying value of our goodwill or other long-lived intangible assets was impaired.  On June 30, 2025 and December 31, 2024, the carrying value of goodwill was $0.8 million.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses generated prior to 2018 and not utilized can be carried forward for 20 years to offset future taxable income. A full valuation allowance has been recorded against our net deferred tax assets, because we have concluded that under relevant accounting standards it is more likely than not that deferred tax assets will not be realizable. We re-evaluate this assessment quarterly and if we determine, after weighing all positive and all negative evidence available at that time, that it is more likely than not that the deferred tax asset will be realizable, we will remove the valuation allowance at that point in time.  As a percentage of our pre-tax earnings, the income tax expense presented on our statement of operations is substantially less than one might normally expect to see, as we are able to utilize our deferred tax asset to offset any current federal income taxes due, and reduce the valuation allowance by an equal amount of the deferred tax asset utilized.  The income tax expense recognized represents state income taxes for which we do not have deferred tax assets to offset  We recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

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

Commitments and Contingencies

In the ordinary course of business, the Company may be subject to claims, lawsuits, and proceedings. Management evaluates such matters based on available information and, when necessary, records an accrual for estimated losses.  As of June 30, 2025, the Company determined that there were no matters requiring accrual or disclosure as a commitment or contingency under the applicable accounting guidance.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In November 2023, FASB issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ("ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit (referred to as the "significant expense principle”). We adopted this guidance effective for the annual period ended December 31, 2024.  It did not have a material impact on our financial results of operations or financial position, other than the enhanced disclosures.  At the same time as adopting this guidance, we also re-assessed our segmentation and determined we now have three reportable segments whereas we have historically had two reportable segments.  In interim periods after December 31, 2024, the new guidance is now applied retrospectively for all prior periods presented in the financial statements, and prior period segment results are recast to conform to the current year presentation.

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

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will require that entities provide more granular footnote disclosures of the details contained in certain captions on the company’s income statement, such as “Selling, General and Administrative” expenses.  This new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.  We have not yet determined all the effects that adoption of this new guidance will have on our statement of operations and related footnote disclosures.  We do not expect its adoption to affect our net operating results or financial position.

In July 2025, FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides public companies with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Early adoption is permitted. The amendment is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Accordingly, it will first be applicable for our three-month period ending March 31, 2026.  We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In July 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to the United States federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are currently evaluating the impact of the legislation on our consolidated financial statements.

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2025 (unaudited)	December 31, 2024
Contract and other receivables	$14,018	$16,210
Allowance for credit losses	(21)	(7)
Contracts and other receivables, net	$13,997	$16,203

Contract and other receivables, net were $3,527,000 as of December 31, 2023.

Inventories

We state inventories at the lower of cost or net realizable value, using the first-in-first-out-method (in ‘000’s) as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Raw Materials	$78	$201
Work in Process	155	120
Finished Goods	14,377	17,373
Reserve	(21)	(21)
Inventories, net	$14,589	$17,673

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	June 30, 2025 (unaudited)		December 31, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(906)
Acquired software	$234	$(234)	$234	$(234)

Goodwill is attributable to the following reportable segments (in ‘000’s):

	June 30, 2025 (unaudited)	December 31, 2024
Facilities Management unit	$643	$643
Systems Integration unit	137	137
Total	$780	$780

We recognized no amortization expense related to intangible assets in the three-month or six-month periods ended June 30, 2025 or in the comparable periods of 2024 as all long-lived intangible assets subject to amortization were fully amortized.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives	June 30, 2025 (unaudited)	December 31, 2024
	(years)
Trade equipment	5–10	$5,680	763
Leasehold improvements	2–10	29,909	2,328
Furniture and fixtures	5-7	277	140
Computer equipment and software	3	554	2,363
Construction in Process	N/A	1,469	6,701
		37,889	12,295
Less accumulated depreciation		(2,601)	(3,704)
Property and equipment, net		$35,288	$8,591

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $844,000 and $117,000 for the three-month periods ended June 30, 2025 and 2024, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $1,054,000 and $188,000 for the six-month periods ended June 30, 2025 and 2024, respectively.

The following table presents interest capitalized as property and equipment, as the related debt was used to finance a portion of the capital expenditures (in $000’s):

	Three-Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capitalized interest	$107	$-	$220	$-

Other Assets

Other assets, non-current is comprised of the following amounts (in $000’s):

	June 30, 2025 (unaudited)	December 31, 2024
Deposits	$2,109	$2,109
Other non-current assets, net	2,459	2,678
Balance at end of year	$4,568	$4,787

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	June 30, 2025 (unaudited)	December 31, 2024
Accounts payable	$69,281	$33,491
Accrued expenses	9,674	17,802
Compensation, benefits and related taxes	2,616	1,774
Other accrued expenses	449	273
Total accounts payable and accrued expenses	$82,020	$53,340

Long-Term Debt

Long-term debt consisted of the following (in ’000’s):

	June 30, 2025 (unaudited)	December 31, 2024
Borrowed funds (bank loan; see Note 3)	$20,000	$8,667
Deferred debt issuance costs	(459)	(467)
Long-term debt, non-current	$19,541	$8,200

Amortization of deferred debt issuance costs began in the quarter ended June 30, 2025 once construction was substantially complete.  We amortized $8,000 of the deferred financing costs to interest expense during the quarter ended June 30, 2024, with no such amortization in the prior year period.

Note 3 - Long-Term Debt

In May 2024, we renewed our revolving line of credit (the “revolving line of credit”) with Susser Bank (“Lender”) pursuant to a Business Loan Agreement (Asset Based) effective May 5, 2024. The obligations under the revolving line of credit were secured by substantially all of our accounts receivable. Our wholly owned subsidiaries jointly and severally guaranteed our obligations under the revolving line of credit. We terminated the revolving line of credit on December 31, 2024 when we entered a new credit agreement with Susser Bank described below.  There were no borrowings outstanding on the revolving credit facility at any point during the periods presented.

On December 31, 2024, we entered into a new Credit Agreement (the “Credit Agreement”) with Susser Bank to fund improvements at the Georgetown, Texas location we leased on December 2, 2024 to which we have now moved our headquarters and the majority of our operations.  The Credit Agreement provides for a $20.0 million term loan facility, and the option for additional incremental term loans of up to $5.0 million (the “accordion feature”), pending Lender approval.  Upon closing on December 31, 2024, we borrowed $8.7 million, with $5.0 million of that amount deposited in a required interest-bearing cash collateral account, $3.4 million reimbursed to us for capital expenditures previously funded with our operating cash, and $0.3 million funding loan closing costs.  In the three-month period ended June 30, 2025, we borrowed the remaining $11.3 million of available funds, bringing the total amount borrowed to $20.0 million.  Per its terms, we made interest-only payments through July 5, 2025.  On July 5, 2025, the loan converted to a fully amortizing term loan with a final due date of January 5, 2030 and monthly payments of approximately $437,000 beginning on August 5, 2025.  As the loan bears a floating interest rate, the total payment will fluctuate from time to time with prevailing interest rates.  The loan is secured by a $5.0 million cash deposit held in a money market account with related earnings payable to the Company, and all equipment that is not permanently attached to, and which may be removed from our Georgetown, Texas facility and headquarters building without significantly damaging the leased building.  Interest accrues at a rate per annum equal to 1-month SOFR plus 3.0%, subject to a 4.5% floor.  Upon an event of default, interest would accrue at a rate equal to the normal rate plus 2.0%.

The Credit Agreement includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. It also includes customary negative covenants including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The Loan Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of ownership defaults.  Financial covenants require us to maintain a leverage ratio, as defined in the agreement, of no more than 3.75x through September 30, 2025; 2.75x from then to September 30, 2026; and 2.00x after that, and a debt service coverage ratio, as defined in the agreement, of at least 1.25x.  We were in compliance with all covenants at June 30, 2025.

As of June 30, 2025, all available funds have been drawn on the $20.0 million loan. If we utilize the accordion feature, we may borrow up to an additional $5.0 million to reimburse us for additional construction costs.  If we were to borrow those additional funds, the loan would be re-amortized using the new principal amount and the original due date.

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities in both Round Rock, Texas and Georgetown, Texas as well as for certain equipment. Our leases have remaining lease terms of 9 to 119 months. As of June 30, 2025, we have not entered into any lease arrangement classified as a finance lease.

We determine if an arrangement is a lease at its inception. Operating leases are included in the lease right-of-use assets, current lease liabilities and lease liabilities, non-current, on our consolidated balance sheets. We have elected an accounting policy to not recognize short-term leases (one year or less) on the balance sheet. We also elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, we did not need to reassess whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period in which the costs are incurred. Variable lease expense is comprised of common are maintenance (CAM), property taxes and property insurance.  Components of lease expense and other information is as follows (in ‘000’s):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2025	2024	2025	2024
Operating lease cost:
Operating lease cost	$973	$236	$1,964	$457
Variable lease cost	202	114	324	227
Total operating lease cost	$1,175	$350	$2,288	$684

Cash paid for operating leases	420	136	656	265
New right-of-use assets – operating leases	-	-	-	-

The following presents information regarding the Company's operating leases as of June 30:

	2025	2024
Weighted average remaining lease term – operating leases (months)	109	56
Weighted average discount rate – operating leases	7%	5%

Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows (in ‘000’s):

Fiscal Year
2025	$1,813
2026	3,662
2027	3,777
2028	3,905
2029	3,265
2030	1,538
Thereafter	16,678
Total minimum future lease payments	34,638
Less imputed interest	(10,099)
Total	$24,539

Reported as of June 30, 2025 (in ‘000’s) :
Current portion of lease liability	$1,891
Non-current portion of lease liability	22,648
$24,539

Note 5 - Earnings Per-Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations. In the table below, income represents the numerator, and shares represent the denominator (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Basic Earnings per share:
Numerator:
Net income	$1,483	$1,402	$4,462	$1,417
Denominator:
Weighted-average shares of common stock outstanding	23,581	22,077	23,871	21,988
Basic Earnings per share	$0.06	$0.06	$0.19	$0.06

Diluted Earnings per share:
Numerator:
Net income	$1,483	$1,402	$4,462	$1,417
Denominator:
Weighted-average shares of common stock outstanding	23,581	22,077	23,871	21,988
Dilutive options and warrants outstanding	2,226	2,623	2,368	1,546
Number of shares used in diluted per-share computation	25,807	24,700	26,239	23,534
Diluted Earnings per share	$0.06	$0.06	$0.17	$0.06

For the three-month periods ended June 30, 2025 and 2024, respectively, 50,000 and 1,566,000 restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. For the six-month periods ended June 30, 2025 and 2024, respectively, 50,000 and 2,471,000 restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

When present, certain expenses within cost of revenues such as amortization of purchased intangibles and unusual and non-recurring items are not allocated to specific segments. Therefore, these amounts are excluded from segment results and included in consolidated pre-tax income.  Other consolidated assets not specifically attributable to or allocated to business segments are principally cash and cash equivalents, prepaids and deposits, certain fixed assets, and operating lease right-of use assets.  Other operating expenses in the following tables generally represent property taxes, rent and related costs, travel and entertainment, professional fees, office supplies and other similar items utilized by the specific reportable segments but not separately identified in the tables below as none of the costs is individually material.

Information regarding our reportable segments is presented below (in thousands):	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended June 30, 2025:
Total revenue	$33,002	$9,486	$1,482	$43,970
Cost of revenue	30,463	5,311	381	36,155
Segment gross profit	2,539	4,175	1,101	7,815
Payroll and benefits excluded from cost of revenues	-	793	170	963
Depreciation and amortization expense	-	761	3	764
Other operating expenses	-	343	15	358
Interest expense	756	100	3	859
Segment pre-tax income	1,783	2,178	910	4,871
Capital expenditures	$-	$12,705	-	$12,705

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended June 30, 2024:
Total revenue	$4,914	$4,960	$2,285	$12,159
Cost of revenue	4,201	2,824	598	7,623
Segment gross profit	713	2,136	1,687	4,536
Payroll and benefits excluded from cost of revenues	-	490	103	593
Depreciation and amortization expense	-	91	26	117
Other operating expenses	-	349	(11)	338
Interest expense	310	44	22	376
Segment pre-tax income (loss)	403	1,162	1,547	3,112
Capital expenditures	$-	$1,682	$-	$1,682

	Procurement	Systems Integration	Facilities Management	Total Segments
Six Months Ended June 30, 2025:
Total revenue	$123,179	$16,970	$2,780	$142,929
Cost of revenue	113,612	11,144	1,148	125,904
Segment gross profit	9,567	5,826	1,632	17,025
Payroll and benefits excluded from cost of revenues	-	1,624	309	1,933
Depreciation and amortization expense	-	940	6	946
Other operating expenses	14	623	24	661
Interest expense	2,108	202	17	2,327
Segment pre-tax income	7,445	2,437	1,276	11,158
Capital expenditures	$-	$27,574	-	$27,574

	Procurement	Systems Integration	Facilities Management	Total Segments
Six Months Ended June 30, 2024:
Total revenue	$16,538	$7,083	$4,431	$28,052
Cost of revenue	14,916	4,343	1,543	20,802
Segment gross profit	1,622	2,740	2,888	7,250
Payroll and benefits excluded from cost of revenues	-	920	232	1,152
Depreciation and amortization expense	-	150	38	188
Other operating expenses	-	510	5	515
Interest expense	594	78	32	704
Segment pre-tax income (loss)	1,028	1,082	2,581	4,691
Capital expenditures	$-	$1,721	$-	$1,721

The table below reconciles total segment pre-tax income for each period presented above to consolidated pre-tax income (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2025	2024	2025	2024
Total segment pre-tax income (loss)	$4,871	$3,112	$11,158	$4,691
Less: Unallocated SG&A, depreciation and other operating expenses	3,494	1,790	7,136	3,443
Plus: Unallocated interest income, net	175	106	558	205
Less other expense (plus other income)	-	-	-	-
Consolidated pre-tax income	$1,552	$1,428	$4,580	$1,453

The table below presents segment total assets for June 30, 2025 and December 31, 2024 (in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Total Segment Assets at June 30, 2025	$28,452	$38,789	$2,773	$70,014
Total Segment Assets at December 31, 2024	19,319	25,855	932	46,106

The table below reconciles combined segment total assets for each period presented above to consolidated total assets (in thousands):

	June 30, 2025 (unaudited)	December 31, 2024
Combined total assets included in segments	$70,014	$46,106
Plus items not allocated to segments:
Cash and cash equivalents	41,836	23,222
Prepaid expenses and other current assets	1,055	230
Property and equipment, net	979	29
Lease right-of-use asset	22,939	24,213
Other assets	2,647	2,768
Consolidated total assets	$139,470	$96,568

Note 7 – Subsequent Events

On July 5, 2025, the outstanding $20.0 million principal balance on our Credit Agreement, used to finance the build-out of our facility in Georgetown, Texas, converted to a fully amortizing term loan with a final due date of January 5, 2030 and monthly payments of approximately $437,000 beginning on August 5, 2025.  As the loan bears a floating interest rate, the total payment will fluctuate from time to time with prevailing interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Result of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of TSS, Inc. and its subsidiaries (collectively “we”, “us”, “our”, TSS or the Company).  The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2024 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical data center facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks.  TSS was incorporated in Delaware in December 2004.  We recently relocated our corporate offices and primary integration facility from Round Rock, Texas to Georgetown, Texas and continue to operate a second integration facility at our former corporate office in Round Rock, Texas.

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

Over the last ten years, we have optimized our business of providing world-class integration services to our customer base. As computing technologies evolve and as we see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our systems integration business to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM (original equipment manufacturer) strategic customer to win contracts and to provide business to us under a Master Relationship Agreement.  A material decline in volume from, or loss of this OEM customer would have a material effect on our results.  Our operational focus is to ensure this does not occur.

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

In October 2024, we signed a multi-year agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume.  To support this level of production, and to be able to provide increased volumes over our prior facility, we have moved our headquarters and production facility to a new location in 2025.  Through June 30, 2025, we have invested approximately $31.6 million in improvements to that leased facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled (“DLC”) computer racks.  We are financially responsible for all fixed and variable costs related to this activity, including debt service requirements related to the capital expenditures, direct and indirect labor related to this activity, and all facility and related costs.  While there may be some variability in the number of racks built in any given period, we believe the structure of the agreement with our customer provides reasonable assurance to us that absent our material breach of the agreement or our termination of the agreement, the revenues we earn from this arrangement will consistently be sufficient to cover the aforementioned costs we expect to incur in fulfilling our obligations.  Our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the lease and debt service regardless of whether we had revenues sufficient to cover those costs.  Likewise, if we were to terminate the agreement other than due to the other party’s material breach of the agreement, the other party would be relieved of any further obligation. Funding sources for the build-out costs at the new facility include approximately $6.8 million to be contributed by our landlord, $20 million from a bank construction loan, and cash on hand for the remainder of the costs.  The construction loan is expandable up to $25 million with bank approval.  We borrowed $8.7 million on the loan on December 31, 2024 and drew down the remaining $11.3 million in May 2025, which reimbursed us for capital expenditures we had previously funded using cash on hand.

The volume of our strategic procurement services grew substantially in the quarter and six-month periods ended June 30, 2025 compared to the quarter and six-month periods ended June 30, 2024. Customers value our ability to source disparate hardware, software and services and provide a single-source solution for their IT needs. In some cases, we merely act as agents in these transactions, and so the reported revenues will reflect only our fees earned in the transaction (“net deals”).  If the procurement activities include integration services or other value-add work beyond just the procurement activity, the transaction is recorded at its gross value (“gross deals”), and revenue and costs are allocated to the procurement and systems integration segments based on the value created in each and the effort involved to fulfill the contracts.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025

Unless otherwise noted, all comparisons in this section are between the three-month period ended June 30, 2025 (the “current quarter” or “this quarter”) and the three-month period ended June 30, 2024 (the “prior year quarter” or “this quarter last year”).

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

We contract with our customers under various contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements, which generally generate higher profit margins, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all the customers’ equipment (excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Since we earn higher profits from the labor services that our employees provide compared with the use of subcontracted labor and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded to maximize our profitability.  Occasionally, our revenues will reflect certain reimbursements received from customers for expanding our capacity, typically through capital expenditure or for adding headcount to support specific customer requests.  In 2024, we invested approximately $1.7 million in our Round Rock facility to expand our capacity to integrate generative AI-enabled server racks, including both air cooled and direct-liquid cooled systems.  One of our customers reimbursed us for the majority of those investments and we are amortizing that reimbursement into service integration revenues over the expected useful life of three years.

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

Total revenues in the current quarter increased 262% to $44.0 million, driven primarily by significant growth in procurement and systems integration activities.  Procurement revenues increased by $28.1 million (572%) and systems integration revenues increased by $4.5 million (91%).  These increases were somewhat offset by a $0.8 million (35%) decrease in revenue from the facilities management segment.

The $4.5 million (91%) increase in systems integration revenues was due primarily to the continued growth in integration of AI-enabled computer racks, which began with significant volume in June 2024.  With the October 2024 signing of a multi-year agreement to continue integrating AI-enabled racks at certain minimum volumes, we expect for the next several years for systems integration revenues to continue at or above the elevated levels seen in the three most recent quarters. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility and debt service payments tied to the build-out of that factory for which we are responsible.  While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach it, leaving us with the financial obligations of the facility and debt service regardless of whether we have revenues sufficient to cover those costs.  Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation.  If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

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

The increase in procurement revenues was driven primarily by an increase in purchases from the federal government, combined with a mix shift with a greater proportion of the revenues coming from gross deals, as opposed to net deals.  As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some variability of these revenues from quarter to quarter.  We cannot accurately predict when government-related or other large enterprise procurement activity will occur.

Due to the lighter effort required to execute procurement transactions, the gross margins are less robust in that line of business.  As a result, increases and decreases in that business have a smaller impact on our overall margins and profitability compared to increases in the facilities management or systems integration lines of business.  The following table presents the results of our procurement activities, both in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid in an analysis of the underlying economics (unaudited, in thousands, except percentages):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Increase	Percentage Increase
Recognized Values (GAAP):
Recognized value of all procurement deals	$33,002	$4,914	$28,088	572%
Recognized cost of revenues	30,463	4,201	26,262	625%
Gross profit	2,539	713	1,826	256%
Gross margin based on recognized value of transactions	7.7%	14.5%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$65,731	$20,988	$44,743	213%
Cost of revenues	63,192	20,275	42,917	212%
Gross profit	2,539	713	1,826	256%
Gross margin based on gross value of transactions	3.9%	3.4%

The following table provides a reconciliation of the non-GAAP figures presented above to the most closely related GAAP figures presented. We review these non-GAAP figures not as a substitute for the GAAP figures, but to help our internal analysis of the underlying economics of each transaction as we do not believe the GAAP figures are as useful for that purpose as are the non-GAAP measures considered on a gross basis  (unaudited, in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Recognized revenue of all procurement deals - GAAP	$33,002	$4,914
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	32,729	16,074
Gross value of revenues including netting (non-GAAP)	$65,731	$20,988

Recognized cost of goods for all procurement deals - GAAP	$30,463	$4,201
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	32,729	16,074
Gross value of costs of goods including netting (non-GAAP)	$63,192	$20,275

The gross value of all procurement transactions increased 213% from the prior year quarter, from $21.0 million to $65.7 million in the current quarter.  The majority of the current quarter’s procurement transactions were gross deals, whereas a greater portion of the prior year quarter’s transactions were net deals, in which we record only our agent fee as revenues.  As a result, the recorded revenue increased from $4.9 million in the prior year quarter to $33.0 million in the current quarter.  Gross profit recognized on all procurement transactions increased 256% from $0.7 million to $2.5 million before interest charges.

Although the margins are less robust than our other lines of business, efforts required to support the procurement business are minimal, so any incremental activity remains additive to our net income and can lead to additional cross-selling opportunities for  higher yielding integration services, so we continue to view this business as a growth vehicle.  As mentioned previously, the procurement business can fluctuate widely from quarter to quarter, and the recorded revenues can fluctuate even more widely if there is a substantial shift between gross and net deals, even if the underlying economics between the two are relatively similar.

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. Our consolidated gross margin was 18% for the current quarter compared to 37% for the prior year quarter. The blended decrease was driven primarily by the outsized increase in the lower margin procurement business in relation to the remainder of the organization.  Gross margins for the current quarter were 8% for the procurement business, 44% for the systems integration business, and 74% for the facilities management business.  In the prior year quarter, gross margins were 15% for the procurement business, 43% for the systems integration business and 74% for the facilities management business.

•	Procurement Segment: Calculated using the non-GAAP gross value of all transactions, procurement gross margins improved from 3.4% in the prior year quarter to 3.9% in the current quarter. The impact of this margin improvement on consolidated gross profit was further enhanced by the 213% increase in the volume of procurement activities, also calculated using the non-GAAP gross value of all procurement transactions.
•	Systems Integration Segment: Further contributing to the growth in consolidated gross profits was the 95% increase in systems integration gross profit to $4.2 million in the current quarter. This was driven by the net effect of a 91% growth in systems integration segment revenues and a slightly smaller 88% growth in segment cost of revenues, from $2.8 million to $5.3 million. Although we did not begin paying cash rent at our new production facility in Georgetown, Texas until May 7, 2025, the current quarter systems integration cost of revenues includes $0.3 million of rent expense on our new Georgetown location prior to the beginning of cash rent, recognized on a straight-line basis in addition to bearing the majority of occupancy costs at our existing Round Rock, Texas production facility as it has in prior periods. The current period also includes certain uncapitalizable costs related to readying our new facility, which we would not expect to repeat in most future periods, though we will likely have some additional one-time costs in the third fiscal quarter of 2025 as we complete the physical move to the new facility. When we started producing from, and started paying cash rent at, the new facility in May 2025, the fixed fee we earn from our customer under our multi-year AI rack integration contract increased by an amount intended to cover such incremental occupancy costs and other fixed costs. This segment continues to bear the majority of the facility costs for not only our new facility in Georgetown, Texas that came online in the current quarter, but also the costs related to our old facility in Round Rock, Texas. We have begun marketing the Round Rock facility for sublease and will continue to bear the cost of that facility until it is either subleased or re-deployed for other uses.
•	Facilities Management Segment: Gross margins in the facilities management segment remained robust at 74% in the current quarter, consistent with the prior year quarter. Compared to the prior-year quarter, maintenance revenues decreased from $1.3 million to $1.0 million in the current quarter, and the prior year quarter included $1.0 million of deployment and other services compared to $0.5 million in the current quarter. Whereas maintenance revenues are more predictable, the timing of such discrete projects tends to fluctuate from quarter to quarter. In the remaining six months of 2025, we expect such discrete projects to exceed the level of discrete projects seen in the last six months of 2024.

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

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, our SG&A costs in the current quarter are 61% compared to 60% of gross profit in the prior year quarter.  In dollar terms, our SG&A expenses increased by $2.0 million in the current quarter compared to the prior year quarter primarily due to higher headcount and related compensation costs to support the growing scale of the organization combined with higher accruals for incentive compensation tied directly to the improvements in sales and earnings.  Also included in the current quarter are incremental costs for the 2024 annual audit, incentive compensation and personal property taxes, each of which exceeded our estimates recorded in prior periods.  The current quarter’s SG&A expenses include $0.9 million of non-cash equity-based compensation compared to $0.2 million in the prior year quarter.

Depreciation and Amortization

Depreciation and amortization increased from $0.1 million in the prior year quarter to $0.8 million in the current quarter due to two full months of depreciation being recognized on our new factory that was first put into service in May 2025.

Operating Income

Operating income was $2.2 million in the current quarter compared to $1.7 million in the prior year quarter.  Although gross profit increased 72% in the current quarter, the operating expenses, comprised of higher SG&A and depreciation and amortization increased by 97%, leading to the net 32% improvement in operating income.  As revenues continue to ramp at the new factory and SG&A costs moderate, we anticipate operating income in the final six months of 2025 will exceed the comparable period of 2024.  If we are successful in subleasing our prior Round Rock, Texas facility, that will further enhance our operating income in future periods.

Interest Expense and Interest Income

In the current quarter, we recorded interest expense of $0.9 million compared to $0.4 million in the prior year quarter. The increase was due to the increase in the gross value of procurement transactions and other revenues from our primary customer in the current quarter compared to the prior year quarter, combined with the interest on our outstanding $20.0 million construction loan, whereas we had no outstanding debt in the prior year quarter.  The factoring charge we incur is based on the total gross value of transactions with our largest customer, including the gross value of procurement deals, whether we account for such deals as gross or net deals.  During the current quarter, we borrowed the remaining $11.3 million of our available construction loan, increasing the outstanding principal balance from $8.7 million to $20.0 million.

Due primarily to the higher average balance of cash on hand in the current quarter, interest income increased to $0.2 million compared to $0.1 million earned in the prior year quarter.

Net Income

After a $0.1 million charge for income taxes, our net income was $1.5 million, or $0.06 per diluted share in the current quarter, compared to $1.4 million, or $0.06 per diluted share in the prior year quarter.

Six Months Ended June 30, 2025

Unless otherwise noted, all comparisons in this section are between the six-month period ended June 30, 2025 (the “current year-to-date period” or “current period”) and the six-month period ended June 30, 2024 (the “prior year-to-date period,” “prior year period” or “this period last year”).

Revenues

Total revenues in the current year-to-date period increased 410% to $142.9 million, driven primarily by significant growth in our two largest segments - procurement and systems integration.  Procurement revenues increased by $106.6 million (645%) and systems integration revenues increased by $9.9 million (140%).  These increases were somewhat offset by a $1.7 million (37%) decrease in revenue from the facilities management segment, primarily due to the timing of discrete projects in the facilities management business and a smaller decrease in ongoing maintenance revenues.

The $9.9 million (140%) increase in systems integration revenues was due primarily to the continued growth in integration of AI-enabled computer racks, which began with significant volume in June 2024.

The increase in procurement revenues was driven primarily by an increase in purchases from the federal government and certain large purchases from private companies, combined with a mix shift with a greater proportion of the revenues coming from gross deals, as opposed to net deals.  As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some variability of these revenues from quarter to quarter.  We cannot accurately predict when government-related or other large procurement activity will occur.

Due to the lighter effort required to execute procurement transactions, the gross margins are less robust in that line of business.  As a result, increases and decreases in that business have a smaller impact on our overall margins and profitability compared to increases in the facilities management or systems integration lines of business.  The following table presents the results of our procurement activities, in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid in an analysis of the underlying economics (unaudited, in thousands, except percentages):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Increase	Percentage Increase
Recognized Values (GAAP):
Recognized value of all procurement deals	$123,179	$16,538	$106,641	645%
Recognized cost of revenues	113,612	14,916	98,696	662%
Gross profit	9,567	1,622	7,945	490%
Gross margin based on recognized value of transactions	7.8%	9.8%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$171,712	$40,944	$130,768	319%
Cost of revenues	162,145	39,322	122,823	312%
Gross profit	9,567	1,622	7,945	490%
Gross margin based on gross value of transactions	5.6%	4.0%

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

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Recognized revenue of all procurement deals - GAAP	$123,179	$16,538
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	48,533	24,406
Gross value of revenues including netting (non-GAAP)	$171,712	$40,944

Recognized cost of goods for all procurement deals - GAAP	$113,612	$14,916
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	48,533	24,406
Gross value of costs of goods including netting (non-GAAP)	$162,145	$39,322

The gross value of all procurement transactions increased 319% from the prior year-to-date period, from $40.9 million to $171.7 million in the current year-to-date period.  The majority of the current period’s procurement transactions were gross deals, whereas a greater portion of the prior year period’s transactions were net deals, in which we record only our agent fee as revenues.  As a result, the recorded revenue increased from $16.5 million in the prior year period to $123.2 million in the current year period.  Gross profit recognized on all procurement transactions increased 490% from $1.6 million to $9.6 million before interest charges.

Although the margins are less robust than our other lines of business, efforts required to support the procurement business are minimal, so any incremental activity remains additive to our net income and can lead to additional cross-selling opportunities for  higher yielding integration services, so we continue to view this business as a growth vehicle.  As mentioned previously, the procurement business can fluctuate widely from quarter to quarter, and the recorded revenues can fluctuate even more widely if there is a substantial shift between gross and net deals, even if the underlying economics between the two are relatively similar.

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. Our consolidated gross margin was 12% for the current year-to-date period compared to 26% for the prior year-to-date period. The blended decrease was driven primarily by the outsized increase in the lower margin procurement business in relation to the remainder of the organization.  Gross margins for the current year-to-date period were 8% for the procurement business, 34% for the systems integration business, and 59% for the facilities management business.  In the prior year-to-date period, gross margins were 10% for the procurement business, 39% for the systems integration business and 65% for the facilities management business.

•	Procurement Segment: Calculated using the non-GAAP gross value of all transactions, procurement gross margins improved from 4.0% in the prior year period to 5.6% in the current year-to-date period. The impact of this margin improvement on consolidated gross profit was further enhanced by the 319% increase in the volume of procurement activities, also calculated using the non-GAAP gross value of all procurement transactions.
•	Systems Integration Segment: Further contributing to the growth in consolidated gross profits was the 113% increase in systems integration gross profit, to $5.8 million in the current year-to-date period. This was driven by the net effect of a 140% growth in systems integration segment revenues and a 157% growth in segment cost of revenues, from $4.3 million to $11.1 million. Although we did not begin paying cash rent at our new production facility in Georgetown, Texas until May 7, 2025, the current year-to-date systems integration cost of revenues includes approximately $1.0 million of rent expense on our new Georgetown location prior to the beginning of cash rent, recognized on a straight-line basis in addition to bearing the majority of occupancy costs at our existing Round Rock, Texas production facility as it has in prior periods. The current period also includes certain uncapitalizable costs related to readying our new facility, which we would not expect to repeat in most future periods, though we will likely have some additional one-time costs in the third fiscal quarter of 2025 as we complete the physical move to the new facility. Excluding the $1.0 million of non-cash rent at the new facility for the period prior to beginning operations in Georgetown, systems integration gross margins were 40% in the current year-to-date period compared to 39% in the prior year period, and gross profits improved from $2.7 million to $6.8 million in the current year-to-date period. When we started producing from, and started paying cash rent at, the new facility in May 2025, the fixed fee we earn from our customer under our multi-year AI rack integration contract increased by an amount intended to cover such incremental occupancy costs and other fixed costs. This segment continues to bear the majority of the facility costs for not only our new facility in Georgetown, Texas that came online in May 2025, but also the costs related to our old facility in Round Rock, Texas. We have begun marketing the Round Rock facility for sublease and will continue to bear the cost of that facility until it is either subleased or re-deployed for other uses.
•	Facilities Management Segment: Gross margins in the facilities management segment were 59% in the current year-to-date period, down slightly from 65% in the prior year-to-date period. With the cost of revenues improving from $1.5 million to $1.1 million, the lower margin was driven by a decrease in segment revenues. Compared to the prior-year-to-date period, maintenance revenues decreased from $2.6 million to $1.9 million in the current year-to-date period, and the prior year period included $1.8 million of deployment and other discrete services compared to $0.9 million in the current year-to-date period. Whereas maintenance revenues are more predictable, the timing of such discrete projects tends to fluctuate from quarter to quarter. In the remaining six months of 2025, we expect such discrete projects to exceed the level of discrete projects seen in the last six months of 2024.

Selling, General and Administrative (SG&A) Expenses

As a percentage of gross profit, our SG&A expenses in the current year-to-date period improved to 57% from 70% of gross profit in the prior year-to-date period.  In dollar terms, our SG&A expenses increased by $4.5 million (88%) in the current year-to-date period primarily due to higher headcount and related compensation costs to support the growing scale of the organization combined with higher accruals for incentive compensation tied directly to the improvements in sales and earnings.  Included in the current period are incremental costs for the 2024 annual audit, incentive compensation and personal property taxes that exceeded our estimates recorded in prior periods.  The current year-to-date period’s SG&A expenses include $1.8 million of non-cash equity-based compensation compared to $0.3 million in the prior year-to-date period.

Depreciation and Amortization

Depreciation and amortization increased from $0.2 million in the prior year period to $1.1 million in the current year-to-date period due to two full months of depreciation being recognized on our new factory that was first put into service in May 2025.

Operating Income

Operating income was $6.3 million in the current year-to-date period compared to $2.0 million in the prior year-to-date period.  We have effectively leveraged our expense structure, increasing gross profit at a faster pace (135%) than our operating expenses (102%), leading to a 225% growth in operating income.

Interest Expense and Interest Income

In the current year-to-date period, we recorded interest expense of $2.3 million compared to $0.7 million in the prior year-to-date period. The increase was due to the increase in the gross value of procurement transactions and other revenues from our primary customer in the current period compared to the prior year-to-date period, combined with the interest on our outstanding construction loan, whereas we had no outstanding debt in the prior year period.  The factoring charge we incur is based on the total gross value of transactions with our largest customer, including the gross value of procurement deals whether we account for such deals as gross or net deals.

Due primarily to the higher average balance of cash on hand in the current year-to-date period, interest income increased to $0.6 million compared to $0.2 million earned in the prior year-to-date period.

Net Income

After a $0.1 million increase in income taxes related to our improved year-to-date operating results, our current year-to-date net income was $4.5 million, or $0.17 per diluted share, compared to a net income of $1.4 million, or $0.06 per diluted share in the prior year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at June 30, 2025 are our cash and cash equivalents on hand, vendor trade-credit, projected cash flows from operating activities and approximately $6.8 million of tenant improvement funds we expect to collect from our landlord once all construction lien waivers are received.  Subject to bank approval, we may also exercise an accordion feature on our construction loan to increase the borrowings on that loan by up to $5.0 million beyond the $20.0 million borrowed at June 30, 2025.  In the past two years, we have also received certain reimbursements from our largest customer to help us expand our capacity to serve them and could receive similar reimbursements in future periods if they ask us to expand to even greater capacity.

As discussed above, we signed a multi-year agreement in 2024 to integrate an expected minimum weekly volume of AI-enabled computer racks for several years.  Due to the increasing power and cooling demands expected in upcoming generations of those racks, we leased a new facility in Georgetown, Texas which can provide sufficient power for the foreseeable future and began operations in that facility in May 2025.  The new facility is almost 213,000 square feet compared to the 105,000 square foot leased facility in which we previously operated.  Through June 30, 2025, we have invested approximately $31.6 million in that facility, funded with a $20 million construction loan and cash on hand.  In the current year-to-date period, we borrowed the remaining $11.3 million available on the construction loan beyond the $8.7 million that was outstanding at the beginning of the year.  On July 5, 2025, the outstanding $20.0 million balance converted to a fully amortizing term loan with a maturity date of January 5, 2030.  The monthly payment will vary somewhat as the loan bears a floating interest rate, with monthly principal and interest payments of approximately $437,000 beginning in August 2025.  We anticipate receiving funds from our customer sufficient to offset the debt service for the full term of this debt and the majority of the costs to operate the new facility as most of that facility will be dedicated to that activity.  If we are unable to sublease our prior 105,000 square foot facility, we may incur the costs of two facilities for a period of time.

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

As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents and restricted cash of $41.8 million and $23.2 million, respectively.  At both dates, $5.0 million of that amount was held in a money market account as collateral against our outstanding bank debt and therefore is not immediately accessible other than to use for repayment of the debt.

Significant sources and uses of cash

Operating activities:

Cash provided by operating activities was $37.0 million in the current year-to-date period, compared to a use of $1.7 million in the prior year-to-date period. This change in cash provided by operating activities was primarily attributable to the significant increase in contribution from the AI-rack integration services combined with the financial impacts of our procurement services and the large increase in procurement services near the end of the current period for which we have already been paid under our factoring program but for which we have not yet had to pay our vendors.

Primarily driving the operating cash flow in the current period was a $26.8 million increase in accounts payable, combined with a $3.1 million decrease in inventory on hand and $4.0 million in favorable movements of other operating assets and liabilities, net of cash uses for the $3.6 million change in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.7 million increase in prepaid assets and other assets, primarily for the payment of annual insurance premiums.  Changes in our receivables, inventory, and accounts payable during the current period are attributable primarily to the timing of procurement transactions, with some of the accounts payable increase also related to construction costs. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary means to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly or annual basis for procurement contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our procurement activities as we grow this business during 2025 and beyond. These changes were further enhanced by the $4.5 million net income in the current year-to-date period vs. net income of $1.4 million in the prior year-to-date period.

Investing activities:

We invested $25.8 million of cash in the six months ended June 30, 2025 primarily in the buildout of our new leased integration facility and headquarters.  These costs are largely for enhancements to our electrical and cooling systems to support our growth in AI-enabled rack integration.  This compares to only $1.7 million invested in capital assets in the prior year-to-date period.

Financing activities:

In the current period, loan proceeds to fund our construction provided $11.3 million of cash, offset by $3.9 million used to repurchase treasury stock from employees, for net cash inflows from financing activities of $7.4 million.  This compares to $0.1 million of cash used in the prior year-to-date period to repurchase treasury stock from employees.   To minimize dilution to our shareholders, we generally allow employees to “net settle” upon the vesting of restricted stock and upon stock option exercises, allowing them to forfeit a portion of the shares sufficient to cover their tax obligation and the option exercise price, and we then use the Company’s cash to pay the employee’s taxes.  None of the share repurchases were open-market transactions and there is no approved share buyback program in place other than allowing employees to net settle.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations and our costs may exceed our estimates. Further, our estimates may change and future events or developments may affect our estimates. Any of these factors may change our expectations of cash usage during 2025 and beyond or significantly affect our level of liquidity, which could require us to take other measures to raise funds or reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially affect our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations including the elevated level of accounts payable related to our procurement activities and construction costs, and to fund the repurchase of treasury shares from employees upon option exercises or vesting of restricted stock to allow them to cover their tax liabilities. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program, combined with the potential $5.0 million accordion feature on our construction loan to finance the investment in our new facility, as well as $6.8 million of tenant improvements from our landlord following receipt of all lien waivers on our construction. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses, further expand our facility, or operate both facilities.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our debt, with an outstanding principal balance of $20.0 million at June 30, 2025, bears a variable interest rate that fluctuates with prevailing 1-month SOFR (Secured Overnight Financing Rate).  We cannot accurately predict whether effective rates will increase or decrease, or by what degree.  Hypothetically, if annual rates were to average twenty-five basis points (0.0025%) higher or lower than current rates over the next twelve months, we would expect our annual interest expense to increase or decrease, respectively, by approximately $50,000. In the most recently quarter ended June 30, 2025, this exposure has increased as the outstanding principal on the debt has increased from $8.7 million to $20.0 million.

The rates we pay to factor the gross value of the majority of our accounts receivable are also based on prevailing SOFR and increases or decreases in prevailing SOFR will increase or decrease the related factoring costs, recorded as interest expense.  Assuming a hypothetical gross value of accounts factored of $200 million and a 78-day effective period (80-day terms on our accounts receivable in which our customer pays the bank factor minus the two days in which our bank factor typically pays us), a hypothetical twenty-five basis point increase or decrease in prevailing SOFR would result in an increase or decrease of annual interest expense, respectively, of approximately $107,000.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act of 1934, as amended (“the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures, as defined in Rule 13a-15(e), were ineffective at the reasonable assurance level as we have not yet fully remediated and validated the effective remediation of a material weakness in internal control over financial reporting first identified in the year ended December 31, 2024 as described below.

Material Weakness

During the audit of the Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements, leading to adjustments that were and could have been material to our 2024 consolidated financial statements.  Due to the fact that our internal controls over financial reporting during that period did not identify, prevent or detect these risks of material misstatements, we determined this indicates a  material weakness in our internal control over financial reporting.  We believe the root causes of the control deficiencies were primarily a number of manual processes in our closing process, combined with challenges in properly segregating duties due to the relatively small size of our accounting department and additional controls needed.

To formally remediate controls, companies must not only update or put into place controls such that they are designed and operate effectively, but such effective operation must be evaluated and verified over a period of time before we determine the control deficiencies that led to the material weakness have formally been remediated.  In order to remediate the control deficiencies leading to the material weakness, we have made certain improvements to our internal controls in the first six months of 2025, plan to make further enhancements, have enhanced management review of certain areas, and have determined to engage external experts to assist the Company in more formally designing and documenting our controls.  We have also committed to more fully documenting the performance of the controls themselves so that they not only operate effectively but so that there is also sufficient audit evidence that may be reviewed, so that others may verify the effective operation of the controls.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weakness described above, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three-month and six-month periods ended June 30, 2025 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described above.  As described above, we have made certain improvements and plan further improvements to our internal control over financial reporting in periods after the period covered by this quarterly report on Form 10-Q, but those controls have not yet been fully implemented or evaluated to determine that they have effectively remediated the material weakness identified above.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended June 30, 2025:

Monthly Period During the Quarter Ended June 30, 2025	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
April 1, 2025 – April 30, 2025	5,930	$6.55	-	-
May. 1, 2025 – May 31, 2025	23,766	$14.44
June 1, 2025 – June 30, 2025	69,407	$27.14	-	-
Total	99,103	$22.86

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

TSS, INC.

Date: August 11, 2025	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)

