Form 10-Q
period 2025-09-30
TSS, Inc.
filed 2025-11-13
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-33627

TSS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Aviation Drive, Suite 100 Georgetown, Texas	78628
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code

(512)-310-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Ticker Symbol	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value	TSSI	Nasdaq Capital Market

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

Number of shares of common stock outstanding as of November 11, 2025: 28,845,037

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2025

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward looking statements made from time to time, including, but not limited to, the forward- looking statements made in this Quarterly Report on Form 10-Q (the “Quarterly Report”), as well as those made in other filings with the SEC.

Forward looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under "Risk Factors” set forth in Item 1A of this Form 10-Q and Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par values)

	September 30, 2025 (Unaudited)	December 31, 2024

Current Assets:
Cash and cash equivalents	$70,696	$23,222
Contract and other receivables, net	14,785	16,203
Costs and estimated earnings in excess of billings on uncompleted contracts	2,353	851
Inventories, net	11,321	17,673
Prepaid expenses and other current assets	1,176	248
Total current assets	100,331	58,197
Property and equipment, net	39,063	8,591
Lease right-of-use asset	15,835	24,213
Goodwill	780	780
Restricted cash	5,000	-
Other assets	4,403	4,787
Total assets	$165,412	$96,568

Current Liabilities:
Accounts payable and accrued expenses	$48,591	$53,340
Deferred revenues, current	11,700	2,613
Long-term debt, current	4,906	-
Lease liabilities, current	813	966
Total current liabilities	66,010	56,919
Non-current Liabilities:
Long-term debt, non-current	18,989	8,200
Lease liabilities, non-current	16,640	23,540
Deferred revenues, non-current	363	771
Total non-current liabilities	35,992	32,511
Total liabilities	102,002	89,430

Commitments and Contingencies (Note 1)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized; 29,569 and 25,250 issued; 27,588 and 23,107 outstanding at September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	132,401	74,200
Treasury stock, at cost; 1,981 and 1,849 shares at September 30, 2025 and December 31, 2024	(11,624)	(6,730)
Accumulated deficit	(57,370)	(60,335)
Total stockholders’ equity	63,410	7,138
Total liabilities and stockholders’ equity	$165,412	$96,568

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per-share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenues:
Procurement	$31,101	$60,484	$154,280	$77,022
Facilities management	1,591	1,954	4,371	6,384
System integration	9,191	7,630	26,161	14,713
Total revenues	41,883	70,068	184,812	98,119
Cost of revenues	36,221	62,181	162,125	82,982
Cost of revenues – depreciation	1,027	-	1,645	-
Total cost of revenues	37,248	62,181	163,770	82,982
Gross profit	4,635	7,887	21,042	15,137

Operating expenses:
Selling, general and administrative	5,238	3,885	14,860	8,993
Depreciation and amortization	328	208	764	397
Total operating expenses	5,566	4,093	15,624	9,390
Income (loss) from operations	(931)	3,794	5,418	5,747

Interest expense	954	1,309	3,281	2,015
Interest (income)	(434)	(168)	(992)	(374)
Other expense (income)	(4)	(13)	(4)	(13)
Pre-tax income (loss)	(1,447)	2,666	3,133	4,119
Income tax expense	50	20	168	56
Net income (loss)	$(1,497)	$2,646	$2,965	$4,063

Earnings (loss) per common share - Basic	$(0.06)	$0.12	$0.12	$0.18
Earnings (loss) per common share - Diluted	$(0.06)	$0.10	$0.11	$0.16

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance December 31, 2023	23,533	$2	$72,103	(1,762)	$(2,245)	$(66,311)	$3,549
Restricted stock vested	376	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(120)	(55)	-	(55)
Stock-based compensation	-	-	150	-	-	-	150
Net income	-	-	-	-	-	15	15
Balance at March 31, 2024	23,909	$2	$72,253	(1,882)	$(2,300)	$(66,296)	$3,659
Restricted stock vested	135	-	-	-	-	-	-
Stock options exercised	200	-	20	(15)	(20)	-	-
Treasury shares repurchased	-	-	-	(45)	(62)	-	(62)
Stock-based compensation	-	-	155	-	-	-	155
Net income	-	-	-	-	-	1,402	1,402
Balance at June 30, 2024	24,244	2	72,428	(1,942)	(2,382)	(64,894)	5,154
Restricted stock vested	-	-	-	-	-	-	-
Stock options exercised	343	-	172			-	172
Treasury shares repurchased	-	-	-	(115)	(617)	-	(617)
Stock-based compensation	-	-	299	-	-	-	299
Net income	-	-	-	-	-	2,646	2,646
Balance at September 30, 2024	24,587	$2	$72,899	(2,057)	$(2,999)	$(62,248)	$7,654

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance December 31, 2024	25,250	$3	$74,200	(1,849)	$(6,730)	$(60,335)	$7,138
Restricted stock vested	473	-	-	-	-	-	-
Stock options exercised	70	-	7	-	-	-	7
Treasury shares repurchased	-	-	-	(124)	(1,654)	-	(1,654)
Stock-based compensation	-	-	921	-	-	-	921
Net income	-	-	-	-	-	2,979	2,979
Balance at March 31, 2025	25,793	$3	$75,128	(1,973)	$(8,384)	$(57,356)	$9,391
Restricted stock vested	279	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(99)	(2,266)	-	(2,266)
Treasury shares retired	(97)	-	-	97	-	-	-
Stock-based compensation	-	-	930	-	-	-	930
Net income	-	-	-	-	-	1,483	1,483
Balance at June 30, 2025	25,975	$3	$76,058	(1,975)	$(10,650)	$(55,873)	$9,538
Issuance of common stock, net of offering costs	3,450	-	55,303	-	-	-	55,303
Restricted stock vested	151	-	-	-	-	-	-
Stock options exercised	27	-	10	-	-	-	10
Treasury shares repurchased	-	-	-	(40)	(974)	-	(974)
Treasury shares retired	(34)	-	-	34	-	-	-
Stock-based compensation	-	-	1,030	-	-	-	1,030
Net (loss)	-	-	-	-	-	(1,497)	(1,497)
Balance at September 30, 2025	29,569	$3	$132,401	(1,981)	$(11,624)	$(57,370)	$63,410

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$2,965	$4,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,409	397
Stock-based compensation	2,881	604
Provision for inventory reserve	-	-
Amortization of debt issuance costs	(15)	-
Changes in operating assets and liabilities:
Contract and other receivables	1,418	(4,427)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,502)	1,120
Inventories	6,352	(2,640)
Prepaid expenses and other assets	(705)	(206)
Right-of-use assets	8,378	457
Accounts payable and accrued expenses	(5,263)	37,565
Deferred revenues	8,679	461
Operating lease liabilities	(7,053)	(449)
Net cash provided by operating activities	18,544	36,945
Cash Flows from Investing Activities:
Capital expenditures	(32,206)	(1,766)
Net cash used in investing activities	(32,206)	(1,766)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	16,334	-
Repayments of long-term debt	(624)	-
Proceeds from exercise of stock options	17	192
Proceeds from stock issuance, net of offering costs	55,303	-
Repurchase of treasury stock	(4,894)	(754)
Net cash provided by (used in) financing activities	66,136	(562)
Net increase in cash, cash equivalents and restricted cash	52,474	34,617
Cash, cash equivalents and restricted cash, beginning of period	23,222	11,831
Cash, cash equivalents and restricted cash, end of period	$75,696	$46,448

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,780	$1,963
Cash paid for taxes	$204	$79

Cash and cash equivalents, beginning of period	$23,222	$11,831
Restricted cash, beginning of period	$-	$-
Cash, cash equivalents and restricted cash, beginning of period	$23,222	$11,831

Cash and cash equivalents, end of period	$70,696	$44,448
Restricted cash, end of period	$5,000	$-
Cash, cash equivalents and restricted cash, end of period	$75,696	$44,448

Supplemental non-cash investing activities:
Additions to capital expenditures financed with accounts payable	$514	$-

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Notes to Condensed Consolidated Statements

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the integration of complex AI technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks. TSS was incorporated in Delaware in December 2004. In the second quarter of 2025 we relocated our corporate offices and primary integration facility from Round Rock, Texas to Georgetown, Texas and continued to operate a second integration facility at our former corporate office in Round Rock, Texas during the third quarter of 2025.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, including money market accounts, and debt.

Based primarily on the short-term nature of cash and cash equivalents, we estimate that their carrying amount approximates their fair value at September 30, 2025 and December 31, 2024. We consider the fair value of our cash and cash equivalents, including money market accounts, to be measured using Level 1 inputs.

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

Pursuant to a multi-year agreement signed in 2024, we also recognize revenue monthly at contractually based amounts for certain billable fixed and facility costs and trained staffing levels to support the weekly quantity of AI-enabled racks, with staffing fees reduced for any under-staffing. The fee for staffing is based on defined services as transferred to the customer and is not variable consideration because the customer’s usage is known weekly and is not contingent on the occurrence of any future events or subject to any estimation.

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for credit losses is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ creditworthiness. As of September 30, 2025, we had no allowance for credit losses and $7,000 recorded as of December 31, 2024.

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

Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenues upon completion of the procurement activity. For any procurement activities in which we transform the product, the revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of revenues for any costs we incur to procure the related goods (“gross deals”). In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party, we have no control of the goods before they are transferred to the customer, and we do not transform the product in any way. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions to which we expect to be entitled after paying the other party for the goods or services provided to the customer (“net deals”). Accounts receivable from our procurement activities are typically due within 80 days of invoicing. The majority of the procurement activities generally involve us transforming the product, and as such most of these transactions are recorded gross. To accelerate the time in which we receive payment, we generally factor the procurement services receivables utilizing a program that we estimate has an effective annualized interest rate below the rate at which we could borrow funds. Regardless of whether the transaction is recorded as a gross deal or a net deal, the interest we are charged through the factoring program is based on the gross value of each transaction.

Revenue by source

The following table presents our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Three-Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
FACILITIES MANAGEMENT:
Maintenance revenues	$1,014	$927	$2,912	$3,594
Equipment sales, deployment and other services	577	1,027	1,459	2,790
Total Facilities Management revenues	$1,591	$1,954	$4,371	$6,384

SYSTEMS INTEGRATION:
Integration services	$9,191	$7,630	$26,161	$14,713
Total Systems Integration revenues	$9,191	$7,630	$26,161	$14,713

PROCUREMENT:
Procurement services	$31,101	$60,484	$154,280	$77,022
Total Procurement revenues	31,101	60,484	154,280	77,022
TOTAL REVENUES	$41,883	$70,068	$184,812	$98,119

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

Shipping and handling costs

Costs for shipping and handling activities, including those activities that occur after transfer of control to the customer, are recorded as cost of revenues and are expensed as incurred. We accrue costs for shipping and handling activities that occur after control of the promised good or service has been transferred to the customer.

Deferred Revenue

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of September 30, 2025, deferred revenue of $12,063,000 includes:

•	$1,470,000 of our remaining performance obligations for our maintenance contracts, all of which are expected to be recognized within one year, and
•	$10,593,000 relates to procurement and integration services where we have yet to complete our services for our customers. Of the deferred revenues related to procurement and integration services,
o	$10,230,000 is expected to be recognized within one year, and
o	$363,000 is expected to be recognized beyond one year.

Contract liabilities consisting of deferred revenues were $3,384,000 on December 31, 2024, and $3,370,000 on December 31, 2023. Substantially all of the recorded deferred revenues at December 31, 2024 and December 31, 2023 had been earned and recorded as revenues in the nine-month periods ended September 30, 2025 and September 30, 2024, respectively.

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

The following customer accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
US-based IT OEM	99%	100%	99%	99%

No other customer represented more than 10% of our revenues for any period presented. Our US-based IT OEM customer represented 99% of our accounts receivable at September 30, 2025 and 98% at December 31, 2024. No other customer represented more than 10% of our accounts receivable at either date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Aggregate gross amount factored	$65,941	$85,500	$259,425	$136,400
Financing fees paid	$844	$1,220	$3,269	$1,963

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

During the three-month and nine-month periods ended September 30, 2025, we incurred approximately $1.0 million and $2.9 million, respectively, of non-cash stock-based compensation expense. In the comparable three-month and nine-month prior year periods ended September 30, 2024, we incurred approximately $0.3 million and $0.6 million, respectively, of non-cash stock-based compensation expense. In each period, the expense was included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $70.7 million and $18.2 million, almost all of which was beyond FDIC insured limits on September 30, 2025 and December 31, 2024, respectively. At each of those dates, we additionally had $5.0 million of restricted cash in a money market account held by our bank as collateral for our outstanding bank debt, which also exceeded FDIC insured limits. Under the terms of the loan agreement, we can at any point request that the bank apply the deposit as a reduction of loan principal. This balance is presented separately on our balance sheet at September 30, 2025 and was classified with cash and cash equivalents at December 31, 2024.

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

The following table summarizes the changes in our allowance for credit losses (in ’000):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$7	$7
Additions charged to expense	14	-
Recovery of amounts previously reserved	(21)	-
Amounts written off	-	-
Balance at end of period	$-	$7

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for purchased inventories other than inventory bearing serial numbers which are tracked using specific identification. We write down obsolete inventory or inventory quantities more than our estimated usage to its estimated realizable value less costs to sell, if less than its cost. Inherent in our estimates of net realizable value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and our results of operations and financial position could be materially affected.

Property and Equipment

Property and equipment are recorded at cost, including interest incurred during the construction phase of assets financed at least partly with debt. We provide for depreciation using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. Depreciation expense directly related to our revenue producing activities is recorded as a component of cost of revenues in our consolidated statements of operations; the remainder is included in operating expenses. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction.

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

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of the assets during an interim period, we will evaluate our indefinite lived intangible assets for impairment. At our most recent annual assessment date of December 31, 2024, we identified no such indicators of impairment and determined there was no impairment at that date. In the quarter ended September 30, 2025, we considered relevant matters including macroeconomic and other conditions on our operations and noted no material triggering events or circumstances that occurred during that period that would indicate the carrying value of our goodwill or other long-lived intangible assets was impaired. On September 30, 2025 and December 31, 2024, the carrying value of goodwill was $0.8 million.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses generated prior to 2018 and not utilized can be carried forward for 20 years to offset future taxable income. A full valuation allowance has been recorded against our net deferred tax assets, because we have concluded that under relevant accounting standards it is more likely than not that deferred tax assets will not be realizable. We re-evaluate this assessment quarterly and if we determine, after weighing all positive and all negative evidence available at that time, that it is more likely than not that the deferred tax asset will be realizable, we will remove the valuation allowance at that point in time. As a percentage of our pre-tax earnings, the income tax expense presented on our statement of operations is substantially less than one might normally expect to see, as we are able to utilize our deferred tax asset to offset any current federal income taxes due, and reduce the valuation allowance by an equal amount of the deferred tax asset utilized. The income tax expense recognized represents state income taxes for which we do not have deferred tax assets to offset. We recognize any interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

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

Commitments and Contingencies

In the ordinary course of business, the Company may be subject to claims, lawsuits, and proceedings. Management evaluates such matters based on available information and, when necessary, records an accrual for estimated losses. As of September 30, 2025, the Company determined that there were no matters requiring accrual or disclosure as a commitment or contingency under the applicable accounting guidance.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	September 30, 2025 (Unaudited)	December 31, 2024
Contract and other receivables	$14,785	$16,210
Allowance for credit losses	-	(7)
Contracts and other receivables, net	$14,785	$16,203

Contract and other receivables, net were $3,527,000 as of December 31, 2023..

Inventories

We state inventories at the lower of cost or net realizable value (in ‘000’s) as follows:

	September 30, 2025 (Unaudited)	December 31, 2024
Raw Materials	$326	$201
Work in Process	7	120
Finished Goods	11,009	17,373
Reserve	(21)	(21)
Inventories, net	$11,321	$17,673

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	September 30, 2025 (Unaudited)		December 31, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(906)
Acquired software	$234	$(234)	$234	$(234)

Goodwill is attributable to the following reportable segments (in ‘000’s):

	September 30, 2025 (Unaudited)	December 31, 2024
Facilities Management	$643	$643
Systems Integration	137	137
Total	$780	$780

We recognized no amortization expense related to intangible assets in the three-month or nine-month periods ended September 30, 2025 or in the comparable periods of 2024 as all long-lived intangible assets subject to amortization were fully amortized.

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives	September 30, 2025 (Unaudited)	December 31, 2024
	(years)
Trade equipment	5-10	$6,229	763
Leasehold improvements	2-10	35,110	2,328
Furniture and fixtures	5-7	698	140
Computer equipment and software	3	912	2,363
Construction in Process	N/A	-	6,701
		42,949	12,295
Less accumulated depreciation		(3,886)	(3,704)
Property and equipment, net		$39,063	$8,591

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $1,355,000 and $208,000 for the three-month periods ended September 30, 2025 and 2024, respectively. Depreciation of property and equipment and amortization of leasehold improvements and software totaled $2,409,000 and $397,000 for the nine-month periods ended September 30, 2025 and 2024, respectively.

The following table presents interest capitalized as property and equipment, as the related debt was used to finance a portion of the capital expenditures (in $000’s):

	Three-Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Capitalized interest	$499	$-	$719	$-

Other Assets

Other assets, non-current is comprised of the following amounts (in $000’s):

	September 30, 2025 (Unaudited)	December 31, 2024
Deposits	$2,109	$2,109
Other non-current assets, net	2,294	2,678
Balance at end of year	$4,403	$4,787

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in ’000’s):

	September 30, 2025 (Unaudited)	December 31, 2024
Accounts payable	$41,701	$33,491
Accrued expenses	4,536	17,802
Compensation, benefits and related taxes	1,765	1,774
Other accrued expenses	589	273
Total accounts payable and accrued expenses	$48,591	$53,340

Long-Term Debt

Long-term debt, non-current consisted of the following (in ’000’s):

	September 30, 2025 (Unaudited)	December 31, 2024
Borrowed funds (bank loan; see Note 3)	$24,376	$8,667
Less deferred debt issuance costs	(481)	(467)
Less long-term debt, current portion	(4,906)	-
Long-term debt, non-current	$18,989	$8,200

Amortization of deferred debt issuance costs began in the quarter ended June 30, 2025 once construction was substantially complete. We amortized $32,000 of the deferred financing costs to interest expense during the quarter ended September 30, 2025, with no such amortization in the prior year period. As of September 30, 2025 the effective interest rate on the Company's long-term debt was 7.01%

Note 3 - Long-Term Debt

In May 2024, we renewed our revolving line of credit (the “revolving line of credit”) with Susser Bank (“Lender”) pursuant to a Business Loan Agreement (Asset Based) effective May 5, 2024. The obligations under the revolving line of credit were secured by substantially all of our accounts receivable. Our wholly owned subsidiaries jointly and severally guaranteed our obligations under the revolving line of credit. We terminated the revolving line of credit on December 31, 2024 when we entered into a new credit agreement with Susser Bank described below. There were no borrowings outstanding on the revolving credit facility at any point during the periods presented.

On December 31, 2024, we entered into a new Credit Agreement (the “Credit Agreement”) with Susser Bank to fund improvements at the Georgetown, Texas location we leased on December 2, 2024 to which we have now moved our headquarters and the majority of our operations. The Credit Agreement provides for a $20.0 million term loan facility, and the option for additional incremental term loans of up to $5.0 million (the “accordion feature”), pending Lender approval. Upon closing on December 31, 2024, we borrowed $8.7 million, with $5.0 million of that amount deposited in a required interest-bearing cash collateral account, $3.4 million reimbursed to us for capital expenditures previously funded with our operating cash, and $0.3 million funding loan closing costs. In the three-month period ended June 30, 2025, we borrowed the remaining $11.3 million of available funds, bringing the total amount borrowed to $20.0 million. Per its terms, we made interest-only payments through July 5, 2025. On July 5, 2025, the loan converted to a fully amortizing term loan with a final due date of January 5, 2030 and monthly payments of approximately $437,000 beginning on August 5, 2025. As the loan bears a floating interest rate, the total payment will fluctuate from time to time with prevailing interest rates. The loan is secured by a $5.0 million cash deposit held in a money market account with related earnings payable to the Company and all equipment that is not permanently attached to and which may be removed from our Georgetown, Texas facility and headquarters building without significantly damaging the leased building. Interest accrues at a rate per annum equal to 1-month SOFR plus 3.0%, subject to a 4.5% floor. Upon an event of default, interest would accrue at a rate equal to the normal rate plus 2.0%. Following bank approval, on September 17, 2025 we exercised the accordion feature on our Credit Agreement, increasing the amount borrowed by $5.0 million, The additional $5.0 million has the same terms, including the interest rate, maturity date and payments terms as those of the original $20.0 million. Including the additional borrowed funds, our monthly payments are now approximately $0.5 million, with the October 2025 payment prorated.

The Credit Agreement includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. It also includes customary negative covenants including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The Loan Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of ownership defaults. Financial covenants require us to maintain a leverage ratio, as defined in the agreement, of no more than 3.75x through September 30, 2025; 2.75x from then to September 30, 2026; and 2.00x after September 30, 2026, and a debt service coverage ratio, as defined in the agreement, of at least 1.25x. We were in compliance with all covenants at September 30, 2025.

As of September 30, 2025, all available funds under the Credit Agreement, including the accordion feature, have been drawn.

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities in both Round Rock, Texas and Georgetown, Texas as well as for certain equipment. Our leases have remaining lease terms of 5 to 116 months. As of September 30, 2025, we have not entered into any lease arrangement classified as a finance lease.

We determine if an arrangement is a lease at its inception. Operating leases are included in the lease right-of-use assets, current lease liabilities and lease liabilities, non-current, on our consolidated balance sheets. We have elected an accounting policy to not recognize short-term leases (one year or less) on the balance sheet. We also selected a package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, we did not need to reassess whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period in which the costs are incurred. Variable lease expense is comprised of common area maintenance (CAM), property taxes and property insurance. Components of lease expense and other information is as follows (in ‘000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Operating lease cost:
Operating lease cost	$925	$236	$2,889	$693
Variable lease cost	255	114	579	341
Total operating lease cost	$1,180	$350	$3,468	$1,034

Cash paid for operating leases	907	185	1,563	449
New right-of-use assets – operating leases	-	-	-	-

 The following presents information regarding the Company's operating leases as of September 30:

	2025	2024
Weighted average remaining lease term – operating leases (months)	103	53
Weighted average discount rate – operating leases	7%	5%

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows (in ‘000’s):

Fiscal Year
2025	$242
2026	1,422
2027	2,901
2028	2,998
2029	2,326
2030	2,146
Thereafter	12,973
Total minimum future lease payments	25,008
Less imputed interest	(7,555)
Total	$17,453

Reported as of September 30, 2025 (in ‘000’s) :
Current portion of lease liability	$813
Non-current portion of lease liability	16,640
$17,453

During the three-month period ended September 30, 2025, the Company resolved all required contractual contingencies in order to receive the tenant leasehold improvement allowance of $6.8 million from the lessor and remeasured the associated right-of-use asset and lease liability accordingly. We expect to collect the $6.8 million from the lessor in the quarter ending December 31, 2025.

Note 5 - Earnings (loss) Per-Share

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

The following table presents a reconciliation of the numerators and denominators of the computations of basic and diluted income (loss) per share from continuing operations. In the table below, income (loss) represents the numerator, and shares represent the denominator (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Basic Earnings (Loss) per share:
Numerator:
Net income (loss)	$(1,497)	$2,646	$2,965	$4,063
Denominator:
Weighted-average shares of common stock outstanding	25,538	22,081	24,172	22,019
Basic Earnings (Loss) per share	$(0.06)	$0.12	$0.12	$0.18

Diluted Earnings (Loss) per share:
Numerator:
Net income (loss)	$(1,497)	$2,646	$2,965	$4,063
Denominator:
Weighted-average shares of common stock outstanding	25,538	22,081	24,172	22,019
Dilutive options and warrants outstanding	-	4,266	2,339	2,663
Number of shares used in diluted per-share computation	25,538	26,347	26,511	24,682
Diluted Earnings (Loss) per share	$(0.06)	$0.10	$0.11	$0.16

For the three-month periods ended September 30, 2025 and 2024, respectively, 2,332,292 and 1,939,834 restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. For the nine-month periods ended September 30, 2025 and 2024, respectively, 50,000 and 2,461,000 restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

In August 2025, we sold 3,450,000 shares of our common stock, netting cash inflows of $55.3 million after deducting transaction costs of $0.4 million.

Note 6 - Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our President and CEO, who is our chief operating decision-maker (CODM), in assessing performance, allocating resources and awarding incentive compensation. Prior to the fourth quarter of 2024, our activities were organized and managed in two reportable segments: facilities management and systems integration, with our procurement operating segment aggregated into the systems integration reportable segment. In the fourth quarter of 2024, we reorganized our structure such that our CODM now evaluates our operations and allocates resources on the basis of three segments. Accordingly, we determined that we now have three reportable segments as noted below. Comparable prior period amounts presented have been recast to conform with the current period presentation, including the costs allocated to each reportable segment as provided to our CODM. Our revenues are substantially all derived from the U.S. market, and all revenues presented are from external customers; we have no intercompany revenues.

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

The CODM evaluates the performance of the segments based on segment revenue, gross profit and pre-tax income, including the significant expenses presented separately in the table below. Segment results are exclusive of certain corporate activities and expenses that are not allocated to specific segments, and which are reconciled below to our consolidated pre-tax income.

Other consolidated assets not specifically attributable to or allocated to business segments are principally cash and cash equivalents, prepaids and deposits, certain fixed assets, and operating lease right-of use assets. Other operating expenses in the following tables generally represent property taxes, rent and related costs, travel and entertainment, professional fees, office supplies and other similar items utilized by the specific reportable segments but not separately identified in the tables below as none of the costs is individually significant.

Information regarding our reportable segments is presented below (in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended September 30, 2025:
Total revenue	$31,101	$9,191	$1,591	$41,883
Cost of revenues	28,530	6,981	710	36,221
Cost of revenues – depreciation	-	1,027	-	1,027
Segment gross profit	2,571	1,183	881	4,635
Payroll and benefits excluded from cost of revenues	-	1,040	105	1,145
Depreciation and amortization expense	-	236	2	238
Other operating expenses (income)	(21)	403	10	392
Interest expense	711	208	35	954
Other expense (income)	-	(1)	-	(1)
Segment pre-tax income (loss)	1,881	(703)	729	1,907
Capital expenditures	$-	$4,817	-	$4,817

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended September 30, 2024:
Total revenue	$60,484	$7,630	$1,954	$70,068
Cost of revenues	56,766	4,187	1,228	62,181
Cost of revenues – depreciation	-	-	-	-
Segment gross profit	3,718	3,443	726	7,887
Payroll and benefits excluded from cost of revenues	-	643	98	741
Depreciation and amortization expense	-	182	26	208
Other operating expenses	-	431	9	440
Interest expense	1,118	147	44	1,309
Other expense (income)	-	(13)	-	(13)
Segment pre-tax income	$2,600	$2,053	$549	$5,202
Capital expenditures	$-	$39	$-	$39

	Procurement	Systems Integration	Facilities Management	Total Segments
Nine Months Ended September 30, 2025:
Total revenue	$154,280	$26,161	$4,371	$184,812
Cost of revenues	142,142	18,125	1,858	162,125
Cost of revenues – depreciation	-	1,645	-	1,645
Segment gross profit	12,138	6,391	2,513	21,042
Payroll and benefits excluded from cost of revenues	-	2,663	415	3,078
Depreciation and amortization expense	-	558	8	566
Other operating expenses	(7)	1,026	33	1,052
Interest expense	2,817	411	53	3,281
Other expense (income)	-	1	-	1
Segment pre-tax income	9,328	1,732	2,004	13,064
Capital expenditures	$-	$32,391	-	$32,391

	Procurement	Systems Integration	Facilities Management	Total Segments
Nine Months Ended September 30, 2024:
Total revenue	$77,022	$14,713	$6,384	$98,119
Cost of revenue	71,672	8,539	2,771	82,982
Cost of revenue – depreciation	-	-	-	-
Segment gross profit	5,350	6,174	3,613	15,137
Payroll and benefits excluded from cost of revenues	-	1,563	330	1,893
Depreciation and amortization expense	-	332	65	397
Other operating expenses	-	970	47	1,017
Interest expense	1,743	227	44	2,014
Other expense (income)	-	(13)	-	(13)
Segment pre-tax income	$3,607	$3,095	$3,127	$9,829
Capital expenditures	$-	$1,760	$-	$1,760

The table below reconciles total segment pre-tax income for each period presented above to consolidated pre-tax income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Total segment pre-tax income	$1,907	$5,202	$13,064	$9,829
Less: Unallocated SG&A, depreciation and other operating expenses	3,791	2,704	10,928	6,084
Plus: Unallocated interest income, net	434	168	992	374
Less other expense (plus other income)	(3)	-	(5)	-
Consolidated pre-tax income (loss)	$(1,447)	$2,666	$3,133	$4,119

The table below presents segment total assets for September 30, 2025 and December 31, 2024 (in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Total Segment Assets at September 30, 2025	$26,423	$41,271	$692	$68,386
Total Segment Assets at December 31, 2024	19,319	25,855	932	46,106

The table below reconciles combined segment total assets for each period presented above to consolidated total assets (in thousands):

	September 30, 2025 (Unaudited)	December 31, 2024
Combined total assets included in segments	$68,386	$46,106
Plus items not allocated to segments:
Cash and cash equivalents	70,696	23,222
Prepaid expenses and other current assets	863	230
Property and equipment, net	332	29
Lease right-of-use asset	15,835	24,213
Other assets	9,300	2,768
Consolidated total assets	$165,412	$96,568

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

Overview

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the integration of complex AI technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of Artificial Intelligence (AI) enabled data center server racks. TSS was incorporated in Delaware in December 2004.

We deliver complex solutions to a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more advanced computing and storage capacity. In recent years, these enterprises have shifted their investment priorities towards AI and accelerated computing infrastructure initiatives. Enterprise and data center operators are facing immense pressure to rapidly integrate and deploy the latest generative and inferencing AI equipment and GPUs (Graphics Processing Units) and will need to adapt these next-generation servers and custom rack-scale architectures to quickly and successfully compete in the market. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

Over the last ten years, we have optimized our business by providing world-class integration services to our customer base. As computing technologies evolve and as we see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our systems integration business and capabilities to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM (original equipment manufacturer) strategic customer to win contracts and to provide business to us under a Master Relationship Agreement. A material decline in volume from, or loss of this OEM customer would have a material effect on our results. Our operational focus is to ensure this does not occur.

Most of the components used in our systems integration business are consigned to us by our largest OEM customer or its end-user customers. Thus, our revenues reflect only the services we provide, and the consigned components are not reflected in our statement of operations or on our balance sheet. We also offer procurement services whereby we procure third-party hardware, software and services on their behalf. Our configuration and integration services businesses often integrate these components to deliver a complete system to our customers.

In October 2024, we signed a multi-year agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume. To support this level of production, and to be able to provide increased volumes over our prior facility, we moved our headquarters and production facility to a new location in May 2025. Through September 30, 2025, we have invested approximately $35.1 million in improvements to that leased facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled computer racks. We are financially responsible for all fixed and variable costs related to this activity, including debt service requirements related to the capital expenditures, direct and indirect labor related to this activity, and all facility and related costs. While there may be some variability in the number of racks built in any given period, we believe the structure of the agreement with our customer provides reasonable assurance to us that absent our material breach of the agreement or our termination of the agreement, the revenues we earn from this arrangement will be sufficient to cover the aforementioned costs we expect to incur in fulfilling our obligations. Our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the lease and debt service regardless of whether we had revenues sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to the other party’s material breach of the agreement, the other party would be relieved of any further obligation. Funding sources for the build-out costs at the new facility include approximately $6.8 million to be contributed by our landlord, $25 million from a bank term loan, and cash on hand for the remainder of the costs. We expect to receive the $6.8 million from our landlord in the fourth quarter of 2025 and borrowed the final $5 million under the term loan in August 2025. Those funds reimbursed us for capital expenditures we had previously funded using cash on hand.

The volume of our strategic procurement services grew substantially in the nine-month periods ended September 30, 2025 compared to the nine-month periods ended September 30, 2024. Customers value our ability to source disparate hardware, software and services and provide a single-source solution for their IT needs. In some cases, we merely act as agents in these transactions, and so the reported revenues will reflect only our fees earned in the transaction (“net deals”). If the procurement activities include integration services or other value-add work beyond just the procurement activity, the transaction is recorded at its gross value (“gross deals”), and revenue and costs are allocated to the procurement and systems integration segments based on the value created in each and the effort involved to fulfill the contracts.

Revenues consist of fees earned from planning, design and project management for mission-critical facilities and information infrastructures, as well as fees earned from providing maintenance services for these facilities. We also earn revenues from providing system configuration and integration services, and procurement services, to IT equipment vendors. We began integration services on AI racks in June 2024 and have continued with that activity throughout the current quarter. Currently we derive substantially all our revenue from the U.S. market.

We contract with our customers with various contract types: fixed-price service and maintenance contracts, time and material contracts, cost-plus-fee, guaranteed maximum price and fixed-price contracts. Cost-plus-fee and guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements, which generally generate higher profit margins, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all the customers’ equipment (excluding IT equipment) at a facility during the contract period. Where customer requirements are clear, we prefer to enter comprehensive fixed-price arrangements or time-and-materials arrangements rather than cost-plus-fee and guaranteed maximum price contracts.

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Since we earn higher profits from the labor services that our employees provide compared with the use of subcontracted labor and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded to maximize our profitability. Occasionally, our revenues will reflect certain reimbursements received from customers for expanding our capacity, typically through capital expenditure or for adding headcount to support specific customer requests. In 2024, we invested approximately $1.7 million in our Round Rock facility to expand our capacity to integrate generative AI-enabled server racks, including both air cooled and direct-liquid cooled systems. One of our customers reimbursed us for the majority of those investments and we are amortizing that reimbursement into systems integration revenues over the expected useful life of three years.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025

Unless otherwise noted, all comparisons in this section are between the three-month period ended September 30, 2025 (the “current quarter” or “this quarter”) and the three-month period ended September 30, 2024 (the “prior year quarter” or “this quarter last year”).

Revenues

Total revenues in the current quarter decreased 40% to $41.9 million. Procurement revenues decreased by $29.4 million (49%) in comparison to an unusually large volume of procurement activity in the prior year period and facilities management revenues decreased by $0.4 million (19%). These decreases were somewhat offset by an increase in systems integration revenues of $1.6 million (20%). Deferred revenues increased $8.7 million compared to the balance at December 31, 2024, for contracts and projects that were ongoing in the September 2025 quarter that are not expected to be completed until the fourth quarter of 2025 and to a smaller degree the first half of 2026. The deferred revenues expected in 2026 relate primarily to facilities management annual maintenance agreements.

The $1.6 million (20%) increase in systems integration revenues was due primarily to the continued growth in integration of AI-enabled computer racks, which began with significant volume in June 2024, and an increase in certain fixed monthly fees as we became fully operational in our new Georgetown facility. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility and debt service payments tied to the build-out of that factory for which we are responsible. While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach it, leaving us with the financial obligations of the facility and debt service regardless of whether we have revenue sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation. If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

To meet our customers’ evolving requirements for more powerful racks and greater cooling capabilities, we invested more in our facility than initially estimated and have increased the electrical power now available in our facility, which substantially increased minimum monthly charges from the local utility provider. In the current quarter, we were charged a flat fee of approximately $231,000 monthly, plus variable charges for actual power consumption. As we have recently further increased the available power to 15 megawatts, that flat monthly fee is scheduled to increase to $289,000. We made these additional capital and power investments during the current period with the expectation that they will help us generate greater revenues by increasing volume in future periods.

In addition to the fixed monthly fees to which we are entitled under that agreement, we also receive payments that scale depending on the volume of AI racks integrated and for which we are prepared to integrate. To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business, our primary customer has committed to pay us for maintaining staffing levels to support an agreed minimum weekly quantity of racks. To the extent we do not meet the minimum weekly volume due to our production downtime or labor shortages compared to agreed-upon levels, we will reduce the fee, billing only for the quantity of racks we configured or could have configured given the actual staffing levels. We contractually agreed to use commercially reasonable efforts to mitigate our customer’s costs for under-utilized staff, including during periods of extended lulls in demand or supply chain issues experienced by our customer. While any reduction in available staff such as seen in the current quarter reduces the revenues to which we are entitled under this agreement, we believe our long-term partnership with our customer is strengthened as we help them mitigate a portion of the costs for which they would otherwise be responsible. The periodic reduction of revenues has a muted impact on our overall results, as we also reduce our labor costs in line with the reduced revenues.

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

The decrease in procurement revenues was driven primarily by a decrease in purchases from the federal government, when compared with the large volume in the prior year quarter. Declines were noted in both the gross and net procurement revenue deals as ongoing projects were shifted into the fourth quarter and the first half of 2026. As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some variability of these revenues from quarter to quarter. We do not rely on a predictable flow of business, but we promote the importance of a procurement services solution alongside our customer using our sales personnel. We cannot accurately predict the potential impact of the temporary federal government shutdown that began October 1, 2025 but we do anticipate some disruption in the timing of procurement orders from the federal government that require the interaction of individuals who have been temporarily furloughed.

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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Decrease	Percentage Decrease
Recognized Values (GAAP):
Recognized value of all procurement deals	$31,101	$60,484	$29,383	49%
Recognized cost of revenues	28,530	56,766	28,236	50%
Gross profit	2,571	3,718	1,147	30%
Gross margin based on recognized value of transactions	8.3%	6.1%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$48,070	$79,643	$31,573	40%
Cost of revenues	45,499	75,925	30,426	40%
Gross profit	2,571	3,718	1,147	30%
Gross margin based on gross value of transactions	5.3%	4.7%

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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Recognized revenue of all procurement deals - GAAP	$31,101	$60,484
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	16,969	19,159
Gross value of revenues including netting (non-GAAP)	$48,070	$79,643

Recognized cost of goods for all procurement deals - GAAP	$28,530	$56,766
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	16,969	19,159
Gross value of costs of goods including netting (non-GAAP)	$45,499	$75,925

The gross value of all procurement transactions decreased 40% from the prior year quarter, from $80.0 million to $48.1 million in the current quarter. Gross profit recognized on all procurement transactions decreased 30% from $3.7 million to $2.6 million before interest charges.

Although the margins are less robust than our other lines of business, efforts required to support the procurement business are minimal, so any incremental activity remains additive to our net income and can lead to additional cross-selling opportunities for higher yielding integration services, so we continue to view this business as a growth vehicle.

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, shipping costs, the costs of support functions such as purchasing, logistics and quality assurance, and depreciation of fixed assets directly related to our revenue-producing operations. Our consolidated gross margin remained consistent with the prior year quarter at 11%. Gross margins for the current quarter were 8% for the procurement business, 13% for the systems integration business, and 55% for the facilities management business. In the prior year quarter, gross margins were 6% for the procurement business, 45% for the systems integration business and 37% for the facilities management business.

•	Procurement Segment: Calculated using the non-GAAP gross value of all transactions, procurement gross margins improved from 4.7% in the prior year quarter to 5.3% in the current quarter.

•	Systems Integration Segment: The overall gross margin for systems integration declined to 13% in the current quarter. The overall decline was expected as the Georgetown, Texas facility went live in the second quarter of 2025 and a full quarter’s depreciation expense was recognized in the current period which is primarily attributable to the cost of revenues of systems integration. This led to an operations-related depreciation charge in the current period of $1.0 million which was not recognized in the prior year quarter. Excluding this amount, systems integration gross margins are 24% and segment gross profit is $2.2 million. The current period also includes certain uncapitalizable costs related to readying our new facility, which we would not expect to repeat in most future periods. When we started producing from, and started paying cash rent at, the new facility in May 2025, the fixed fee we earn from our customer under our multi-year AI rack integration contract increased by an amount intended to cover such incremental occupancy costs and other fixed costs. This segment continues to bear the majority of the facility costs for not only our new facility in Georgetown, Texas that came online in the current quarter, but also the costs related to our old facility in Round Rock, Texas. We have begun marketing the Round Rock facility for sublease and will continue to bear the cost of that facility until it is either subleased or re-deployed for other uses. As we have increased the available electrical power at the building, we also now incur a flat monthly fee of approximately $231,000 from the municipal power company, plus the cost of actual power consumption. As we have recently further increased the available power to 15 megawatts in preparation for supporting more powerful and a greater number of racks in future period, the fixed monthly power charge is scheduled to increase to $289,000 plus variable usage charges. While this investment in incremental power availability impacts gross margins and profitability in the short term, we anticipate increased revenues in future periods to more than offset the incremental power costs, beginning as early as the fourth quarter of 2025.

•	Facilities Management Segment: Gross margins in the facilities management segment remained robust and increased to 55% in the current quarter, up from 37% in the prior-year quarter. Compared to the prior-year quarter, maintenance revenues increased from $0.9 million to $1.0 million in the current quarter, and the prior year quarter included $1.0 million of deployment and other services compared to $0.6 million in the current quarter. Whereas maintenance revenues are more predictable, the timing of such discrete projects tends to fluctuate from quarter to quarter. In the remaining three months of 2025, we expect such discrete projects to exceed the level of discrete projects seen in the last three months of 2024.

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

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, equity-based compensation, professional fees, facility costs, insurance and other corporate costs. Our SG&A expenses increased by $1.4 million in the current quarter compared to the prior year quarter. Approximately half of the increase was due to an increase in non-cash equity-based compensation. The remainder increased primarily due to higher headcount and related compensation costs to support the growing scale of the organization combined with higher accruals for incentive compensation tied directly to the year-to-date improvements in sales and earnings. Also included in the current quarter are incremental costs for the 2025 annual audit and ongoing SOX 404(b) implementation.

Depreciation and Amortization outside cost of revenues

Depreciation and amortization not allocated to cost of revenues increased from $0.2 million in the prior year quarter to $0.3 million in the current quarter due to the general growth in the business.

Operating Income (Loss)

We recognized an operating loss of $0.9 million in the current quarter compared to operating income of $3.8 million in the prior year quarter. The majority of this loss is attributable to the incremental operations related depreciation and fixed electrical power costs in advance of the expected incremental revenues, as well as the timing of revenue projects and increased SG&A expenses as described above. As revenues continue to ramp at the new factory and SG&A costs moderate, we anticipate operating income in the final three months of 2025 will exceed the comparable period of 2024. If we are successful in subleasing our prior Round Rock, Texas facility, that will further enhance our operating income in future periods.

Interest Expense and Interest Income

In the current quarter, we recorded interest expense of $1.0 million compared to $1.3 million in the prior year quarter. The decrease was due to the decrease in the gross value of procurement transactions and other revenues from our primary customer in the current quarter compared to the prior year quarter. The factoring charge we incur is based on the total gross value of transactions with our largest customer, including the gross value of procurement deals, whether we account for such deals as gross or net deals. During the current quarter we exercised the $5.0 million accordion feature on our existing term loan, increasing the outstanding debt on which interest accrues by that amount.

Due primarily to the higher average balance of cash on hand in the current quarter, interest income increased to $0.4 million compared to $0.2 million earned in the prior year quarter. The cash balance increased approximately $55.3 million as a result of our stock offering completed in August 2025, as described below in Liquidity and Capital Resources.

Net Income (Loss)

After a $0.1 million charge for income taxes, our net loss was $1.5 million, or $0.06 per diluted share in the current quarter, compared net income of $2.6 million, or $0.10 per diluted share in the prior year quarter. We anticipate returning to profitability in the fourth quarter of 2025 as we begin to realize incremental revenues stemming from our recent investments in our facility and access to additional electrical power.

Nine Months Ended September 30, 2025

Unless otherwise noted, all comparisons in this section are between the nine-month period ended September 30, 2025 (the “current year-to-date period” or “current period”) and the nine-month period ended September 30, 2024 (the “prior year-to-date period,” “prior year period” or “this period last year”).

Revenues

Total revenues in the current year-to-date period increased 88% to $184.8 million, driven primarily by significant growth in our two largest segments - procurement and systems integration. Procurement revenues increased by $77.3 million (100%) and systems integration revenues increased by $11.4 million (78%). These increases were somewhat offset by a $2.0 million (32%) decrease in revenue from the facilities management segment, primarily due to the timing of discrete projects in the facilities management business and a smaller decrease in ongoing maintenance revenues.

The $11.4 million (78%) increase in systems integration revenues was due primarily to the continued growth in integration of AI-enabled computer racks, which began with significant volume in June 2024.

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

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Increase	Percentage Increase
Recognized Values (GAAP):
Recognized value of all procurement deals	$154,280	$77,022	$77,258	100%
Recognized cost of revenues	142,142	71,672	70,470	98%
Gross profit	12,138	5,350	6,788	127%
Gross margin based on recognized value of transactions	7.9%	6.9%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$219,783	$120,587	$99,196	82%
Cost of revenues	207,645	115,237	92,408	80%
Gross profit	12,138	5,350	6,788	127%
Gross margin based on gross value of transactions	5.5%	4.4%

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

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Recognized revenue of all procurement deals - GAAP	$154,280	$77,022
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	65,503	43,565
Gross value of revenues including netting (non-GAAP)	$219,783	$120,587

Recognized cost of goods for all procurement deals - GAAP	$142,142	$71,672
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	65,503	43,565
Gross value of costs of goods including netting (non-GAAP)	$207,645	$115,237

The gross value of all procurement transactions increased 82% from the prior year-to-date period, from $120.6 million to $219.8 million in the current year-to-date period. The majority of the current period’s procurement transactions were gross deals, whereas a greater portion of the prior year period’s transactions were net deals, in which we record only our agent fee as revenues. As a result, the recorded revenue increased from $77.0 million in the prior year period to $154.3 million in the current year period. Gross profit recognized on all procurement transactions increased 127% from $5.4 million to $12.1 million before interest charges.

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

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, shipping costs, the costs of support functions such as purchasing, logistics and quality assurance, and depreciation of fixed assets directly related to our revenue-producing operations. Our consolidated gross margin decreased from 15% in the prior year-to-date period to 12% in the current year-to-date. Gross margins for the current year-to-date period were 8% for the procurement business, 24% for the systems integration business, and 57% for the facilities management business. In the prior year-to-date period, gross margins were 7% for the procurement business, 42% for the systems integration business and 57% for the facilities management business.

•	Procurement Segment: Calculated using the non-GAAP gross value of all transactions, procurement gross margins improved from 4.4% in the prior year period to 5.5% in the current year-to-date period. The impact of this margin improvement on consolidated gross profit was further enhanced by the 82% increase in the volume of procurement activities, also calculated using the non-GAAP gross value of all procurement transactions.

•	Systems Integration Segment: Further contributing to the growth in consolidated gross profits was the 4% increase in systems integration gross profit, to $6.4 million in the current year-to-date period. This was driven by the net effect of a 78% growth in systems integration segment revenues and a 133% growth in segment cost of revenues, from $8.5 million to $19.8 million. The current period increase in cost of revenues includes depreciation charges related to our Georgetown, Texas facility that began operations late in the second quarter of 2025 with full operations in the current quarter and is substantially attributable to the systems integration segment. The current period also includes certain uncapitalizable costs related to readying our new facility, which we would not expect to repeat in most future periods. Excluding the $1.6 million of depreciation charges related to the new facility, systems integration gross margins were 31% in the current year-to-date period compared to 42% in the prior year period, and gross profits improved from $6.4 million to $8.0 million in the current year-to-date period. When we started producing from, and started paying cash rent at, the new facility in May 2025, the fixed fee we earn from our customer under our multi-year AI rack integration contract increased by an amount intended to cover such incremental occupancy costs and other fixed costs. This segment continues to bear the majority of the facility costs for not only our new facility in Georgetown, Texas that came online in May 2025, but also the costs related to our old facility in Round Rock, Texas. We have begun marketing the Round Rock facility for sublease and will continue to bear the cost of that facility until it is either subleased or re-deployed for other uses. As we have increased the available electrical power at the building, we also now incur a flat monthly fee of approximately $231,000 from the municipal power company, plus the cost of actual power consumption. As we have recently further increased the available power to 15 megawatts in preparation for supporting more powerful and a greater number of racks in future period, the fixed monthly power charge is scheduled to increase to $289,000 plus variable usage charges. While this investment in incremental power availability impacts gross margins and profitability in the short term, we anticipate increased revenues in future periods to more than offset the incremental power costs, beginning as early as the fourth quarter of 2025.

•	Facilities Management Segment: Gross margins in the facilities management segment remained consistent with the prior year-to-date period at 57%. With the cost of revenues improving from $2.8 million to $1.9 million, segment revenues decreased by a similar percentage to maintain the margin. Compared to the prior-year-to-date period, maintenance revenues decreased from $3.6 million to $2.9 million in the current year-to-date period, and the prior year period included $2.8 million of deployment and other discrete services compared to $1.5 million in the current year-to-date period. Whereas maintenance revenues are more predictable, the timing of such discrete projects tends to fluctuate from quarter to quarter. In the remaining three months of 2025, we expect such discrete projects to exceed the level of discrete projects seen in the last three months of 2024.

Selling, General and Administrative (SG&A) Expenses

Our SG&A expenses increased by $5.9 million (65%) in the current year-to-date period. Of the total increase, $2.3 million is from non-cash equity-based compensation, with the remainder primarily from higher headcount and related compensation costs to support the growing scale of the organization combined with higher accruals for incentive compensation tied directly to the improvements in sales and earnings. We had further increased expenses related to non-capitalizable costs associated with the continued buildout of the Georgetown, Texas facility and increased utility expenses. Included in the current period are incremental costs for the 2025 annual audit and costs associated with our preparation of SOX 404(b) readiness.

Depreciation and Amortization Outside Cost of Revenues

Depreciation and amortization not allocated to cost of revenues increased from $0.4 million in the prior year period to $0.8 million in the current year-to-date period in line with the overall growth in the business.

Operating Income

Operating income was $5.4 million in the current year-to-date period compared to $5.7 million in the prior year-to-date period. This slight decline is due to the increased SG&A expenses (described above), mostly offset by the increase in gross profit.

Interest Expense and Interest Income

In the current year-to-date period, we recorded interest expense of $3.3 million compared to $2.0 million in the prior year-to-date period. The increase was due to the increase in the gross value of procurement transactions and other revenues from our primary customer in the current period compared to the prior year-to-date period, combined with the interest on our outstanding construction loan, whereas we had no outstanding debt in the prior year period. The factoring charge we incur is based on the total gross value of transactions with our largest customer, including the gross value of procurement deals whether we account for such deals as gross or net deals.

Due primarily to the higher average balance of cash on hand in the current year-to-date period, interest income increased to $1.0 million compared to $0.4 million earned in the prior year-to-date period. The cash balance increased approximately $55.3 million as a result of our stock offering completed in August 2025, as described below in Liquidity and Capital Resources.

Net Income

After a $0.1 million increase in income taxes, our current year-to-date net income was $3.0 million, or $0.11 per diluted share, compared to a net income of $4.1 million, or $0.16 per diluted share in the prior year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2025 are our cash and cash equivalents on hand, vendor trade-credit, projected cash flows from operating activities and approximately $6.8 million of tenant improvement funds we expect to collect from our landlord in the fourth quarter of 2025 as all prerequisite conditions have been met and approved by the landlord. In the past two years, we have also received certain reimbursements from our largest customer to help us expand our capacity to serve them and could receive similar reimbursements in future periods if they ask us to expand to even greater capacity.

As discussed above, we signed a multi-year agreement in 2024 to integrate an expected minimum weekly volume of AI-enabled computer racks for several years. Due to the increasing power and cooling demands expected in upcoming generations of those racks, we leased a new facility in Georgetown, Texas which can provide sufficient power for the foreseeable future and began operations in that facility in May 2025. The new facility is almost 213,000 square feet compared to the 105,000 square foot leased facility in which we previously operated. Through September 30, 2025, we have invested approximately $35.1 million in that facility, funded with a $20 million construction loan and cash on hand. In the current year-to-date period, we borrowed the remaining $11.3 million available on the construction loan beyond the $8.7 million that was outstanding at the beginning of the year. On July 5, 2025, the outstanding $20.0 million balance converted to a fully amortizing term loan with a maturity date of January 5, 2030. The monthly payment will vary somewhat as the loan bears a floating interest rate, with monthly principal and interest payments of approximately $437,000 beginning in August 2025. In September 2025 we exercised the accordion feature of that loan, borrowing an additional $5.0 million, bringing the total gross value borrowed to $25.0 million, better aligning our long-term facility with long-term financing. The accordion feature has all the same terms and conditions as the existing term loan, and the two loans are coterminous. We anticipate receiving funds from our customer sufficient to offset the debt service for the full term of this debt and the majority of the costs to operate the new facility as most of that facility will be used in that activity. If we are unable to sublease our prior 105,000 square foot facility, we may incur the costs of two facilities for a period of time.

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

As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and restricted cash of $75.7 million and $23.2 million, respectively. At both dates, $5.0 million of that amount was held in a money market account as collateral against our outstanding bank debt and therefore is not immediately accessible other than to use for repayment of the debt.

Significant sources and uses of cash

Operating activities:

Cash provided by operating activities was $19.1 million in the current year-to-date period, compared to $36.9 million in the prior year-to-date period. This change in cash provided by operating activities was primarily attributable to the significant increase in accounts payable in the prior period of $37.6 compared to the decrease in accounts payable in the current year-to-date period of $4.8 million offset by an $8.2 million higher increase in deferred revenues in the current period and an $8.1 million greater increase in the right-of-use asset period-over-period. In the current year-to-date period, we also decreased our held inventory by $6.4 million, whereas we invested $2.6 million in inventory growth in the prior year-to-date period. Changes in our receivables, inventory, and accounts payable during the current period are attributable primarily to the timing of procurement transactions, with some of the accounts payable decrease related to construction costs recognized in the prior period coming due. We have been able to structure our procurement activities in such a way as to minimize their overall impact on our liquidity by using trade creditors as the primary means to finance these activities. However, due to timing it is possible to see fluctuations on a quarterly or annual basis for procurement contracts in progress at the end of a particular reporting period. We believe that we will have adequate trade credit available to us to continue financing our procurement activities as we grow this business during 2025 and beyond.

Investing activities:

We invested $32.7 million of cash in the nine months ended September 30, 2025 primarily in the buildout of our new leased integration facility and headquarters. These costs are largely for enhancements to our electrical and cooling systems to support our growth in AI-enabled rack integration. This compares to only $1.8 million invested in capital assets in the prior year-to-date period.

Financing activities:

Net cash inflows from financing activities were $66.2 million compared to a $0.6 million outflow in the prior year period. In the current period, loan proceeds to fund our construction provided $15.8 million of cash, offset by $4.9 million used to repurchase treasury stock from employees, and debt principal repayments of $0.6 million. In August 2025, we also sold 3,450,000 shares of our common stock, netting cash inflows of $55.3 million after deducting transaction costs of $0.4 million, significantly increasing funds available to invest in future expansion and growth opportunities.

To minimize dilution to our shareholders, we generally allow employees to “net settle” upon the vesting of restricted stock and upon stock option exercises, allowing them to forfeit a portion of the shares sufficient to cover their tax obligation, if applicable, and the option exercise price, and we then use the Company’s cash to pay the employee’s taxes. None of the share repurchases were open-market transactions and there is no approved share buyback program in place other than allowing employees to net settle.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations and our costs may exceed our estimates. Further, our estimates may change, and future events or developments may affect our estimates. Any of these factors may change our expectations of cash usage during 2025 and beyond or significantly affect our level of liquidity, which could require us to take other measures to raise funds or reduce our operating costs to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially affect our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations and to fund the repurchase of treasury shares from employees upon option exercises or vesting of restricted stock to allow them to cover their tax liabilities. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses, further expand our facility, or operate both facilities.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our debt, with an outstanding principal balance of $24.4 million at September 30, 2025, bears a variable interest rate that fluctuates with prevailing 1-month SOFR (Secured Overnight Financing Rate). We cannot accurately predict whether effective rates will increase or decrease, or by what degree. Hypothetically, if annual rates were to average twenty-five basis points (0.0025%) higher or lower than current rates over the next twelve months, we would expect our annual interest expense to increase or decrease, respectively, by approximately $61,000. In the most recent quarter ended September 30, 2025, this exposure has increased as the outstanding principal on the debt has increased from $20.0 million to $24.4 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures, as defined in Rule 13a-15(e), were ineffective at the reasonable assurance level as we have not yet fully remediated and validated the effective remediation of a material weakness in internal control over financial reporting first identified in the Annual Report on Form 10-K for the year ended December 31, 2024 as described below.

Material Weakness

In the Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements, leading to adjustments that were and could have been material to our 2024 consolidated financial statements. Due to the fact that our internal controls over financial reporting during that period did not identify, prevent or detect these risks of material misstatements, we determined the existence of a material weakness in our internal control over financial reporting. We believe the root causes of the control deficiencies were primarily several manual processes in our closing process, combined with challenges in properly segregating duties due to the relatively small size of our accounting department and additional controls needed.

To formally remediate controls, companies must not only update or put into place controls such that they are designed and operate effectively, but such effective operation must be evaluated and verified over a period of time before we determine the control deficiencies that led to the material weakness have formally been remediated. In order to remediate the control deficiencies leading to the material weakness, we have made certain improvements to our internal controls in the first nine months of 2025, plan to make further enhancements, have enhanced management review of certain areas, and have engaged external experts to assist us in more formally designing, documenting and testing our controls. We have also committed to more fully documenting the performance of the controls themselves so that they not only operate effectively but so that there is also sufficient audit evidence that may be reviewed, so that others may verify the effective operation of the controls.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weakness described above, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three-month and nine-month periods ended September 30, 2025 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described above. As described above, we have made certain improvements and plan further improvements to our internal controls over financial reporting in periods after the period covered by this quarterly report on Form 10-Q, but those controls have not yet been fully evaluated to determine that they have effectively remediated the material weakness identified above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial conditions and future results. Other than the risk factor set forth below, there have been no material changes from the risk factors discussed in our Annual Report.

A prolonged U.S. federal government shutdown could materially and adversely affect our business and operations

As a significant portion of our procurement business is related to U.S. federal government purchases, a prolonged temporary shutdown of the U.S. federal government could materially impact our revenues and cash flows from our procurement segment. A prolonged shutdown, including the furlough of U.S. government employees, may disrupt our ability to complete existing procurement orders and obtain future business. In addition, the U.S. federal government shutdown may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact the liquidity or trading volume of our securities, which in turn could have a material adverse effect on our business, results of operations, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended September 30, 2025:

Monthly Period During the Quarter Ended September 30, 2025	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
July 1, 2025 – July 31, 2025	31,578	$26.70	-	-
August 1, 2025 – August 31, 2025	8,018	$16.42
September 1, 2025 – September 30, 2025	-	$-	-	-
Total	39,596	$24.62

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock or accepted as the exercise price for associates exercising stock options. None were open market trades.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those are defined in Item 408 of Regulation S-K), except as follows:

On September 12, 2025, Todd Marrott, Chief Operating Officer of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of the Company’s common stock, subject to certain conditions, for a total of up to 80,089 shares. The trading arrangement was entered into during an open trading period and Mr. Marrott represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The arrangement’s scheduled expiration date is October 1, 2026.

Item 6. Exhibits.

10.1

First Amendment to the Credit Agreement, dated September 17, 2025 (previously filed with the Commission as Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2025 and incorporated herein by reference).

10.2	Term Loan Note, dated September 17, 2025 (previously filed with the Commission as Exhibit 10.2 to the Current Report on Form 8-K filed on September 23, 2025 and incorporated herein by reference).
31.1*	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of TSS, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of TSS, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of TSS, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSS, INC.

Date: November 13, 2025	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)

