Form 10-K
period 2025-12-31
TSS, Inc.
filed 2026-03-18
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 001-33627

TSS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2027651
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1800 Aviation Drive, Suite 100	78628
Georgetown, Texas	(Zip Code)
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

The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq, was approximately $585 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Number of shares of Common Stock outstanding as of March 11, 2026: 27,773,594.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement, relating to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2025 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TSS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

PART I.

Item 1. Business

Company Overview

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the integration of complex Artificial Intelligence (AI) technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of AI enabled data center server racks. TSS was incorporated in Delaware in December 2004. In the second quarter of 2025 we relocated our corporate offices and primary integration facility from Round Rock, Texas to Georgetown, Texas and continued to operate a secondary integration facility in our Round Rock facility for approximately one additional quarter before all operations were migrated to our new facility in Georgetown.

We deliver complex solutions to a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more advanced computing and storage capacity. In recent years, these enterprises have shifted their investment priorities towards AI and accelerated computing infrastructure initiatives. Enterprise and data center operators are facing immense pressure to rapidly integrate and deploy the latest generative, inferencing and agentic AI equipment and GPUs (Graphics Processing Units) and will need to adapt these next-generation servers and custom rack-scale architectures to quickly and successfully compete in the market. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

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

In some cases, in the performance of procurement services, we also act as an agent and arrange for the purchase of third-party hardware, software or services that are to be provided to our customers by another party but have no control of the goods or services before they are transferred to the customer. In these instances, we are acting as an agent in the transaction. These procurement services allow us to develop relationships with new hardware, software and professional service providers and allow us to generate higher profits on integration projects by broadening our revenue and customer base.

Recent Developments

In October 2024, we signed a long-term agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume. To support this level of production and to be able to provide increased volumes over our existing facility, we moved our headquarters and production facility to a new location in 2025 and completed capital expenditures of approximately $40 million for improvements to that facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled (“DLC”) computer racks. In December 2025, we signed an amendment to the long-term agreement whereby both parties agreed to update the pricing in the agreement to account for increased power demands and capital expenditures beyond those contemplated in the original agreement, update the pricing to reflect current rack configurations, and to extend the term of the agreement by an additional two years, with automatic one-year renewals if neither party terminates the agreement at least 180 days prior to that date. While there may be some variability in the number of racks built in any given period, we believe the structure of the agreement provides reasonable assurance to us that, absent our material breach of the agreement, the fees we earn from this arrangement will consistently be sufficient to cover projected fixed and variable costs directly related to the performance of our obligations under the agreement. The agreement may also be terminated for convenience by either party with 180 days’ written notice. If the other party terminates the agreement for convenience, it would no longer be committed to minimum volumes, however it would remain obligated to pay us amounts that we believe would be sufficient to cover the related facility costs and debt service costs related to capital expenditures incurred to support our obligations under this agreement, or to directly assume the responsibility for such items.

The volume of our strategic procurement services grew substantially during 2024 and 2025 compared to prior years. Customers value our ability to source disparate hardware, software and services and provide a single-source solution for their IT needs. In some cases, we merely act as agents in these transactions, and so the reported revenues will reflect only our fees earned in the transaction (“net deals”). If the procurement activities include integration services or other value-add work beyond just the procurement activity, the transaction is recorded at its gross value (“gross deals”), and revenue and costs are allocated to the procurement and systems integration segments based on the value created in each and the effort or cost involved to fulfill the contracts.

Service Offerings

We have developed a unique set of solution offerings to provide a range of services that enable our customers and partners to efficiently plan, develop, build, deploy, and maintain their IT hardware and software solutions. These solutions begin with strategies for the care of information technology assets that are housed in the facility or MDCs including power, cooling and heat management, as well as disaster recovery backup systems. Our operating expenses are not exclusively aligned to each service offering, as shared resources such as sales, marketing, and general and administrative expenses support all services. Our solutions involve many aspects of the life cycle of both traditional and MDCs and their related assets which are described in more detail below.

Systems Integration Services:

To assist our customers with IT equipment deployment in their data centers, we provide what we call "systems integration” services. We provide integrated technology services and software tools designed to accelerate the assembly and delivery of complex information technology solutions. These services include custom configuration of a broad scope of information technology products including client products, enterprise products, clusters, and modular containers. The integration of this equipment at both a rack-level or facility or MDC level is performed to our customers’ specifications and test criteria and may include imaging of software onto the hardware as well. We are generally not responsible for the performance of the related IT equipment in the field. While we have the ability to do onsite rack integration and occasionally do so, we believe one of our competitive advantages is doing rack integration in our own centralized rack integration facility, where we have greater scalability and our staff can specialize in individual parts of the integration process rather than needing to be a generalist in all phases of rack integration as is generally needed for onsite rack integration performed in clients’ data centers. This approach also allows for greater quality control as it is performed and supervised in our ISO-certified facility. We also provide warehousing of high-value equipment such as servers, switches, and other information technology hardware that are generally provided on a consignment basis to us by our OEM and end-user customers.

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

Facilities Management Services:

While we do not manufacture the individual components that go into modular data centers (‘MDC’), we ensure all systems and equipment are correctly installed, integrate and test the computer racks in the MDC and test the entire MDC before deploying it to a customer site. Our strategy includes increasing the number of customers and MDCs under contract so that we can increase the amount of recurring revenues from ongoing design, maintenance, and support contracts. Our mission-critical facilities experience and our skilled personnel position us as trusted advisors to our customers and allow us to work on new opportunities as our customers grow or as their facilities mature and as partners introduce us to new client opportunities. We also intend to increase our efforts at establishing direct selling and business relationships within the market. In our history, we have integrated over 500 MDCs and currently continue to maintain over 100 of such MDCs. We anticipate enterprises may increase their evaluation of MDCs as they seek ways to efficiently deploy AI-enabled servers in their own environments without requiring the expense of building or retro-fitting data centers to accommodate AI racks. We have disaggregated the Facilities Management Services into two separate service offerings:

1-Equipment sales, deployment and other services:

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

2 - Maintenance and management:

We provide a comprehensive maintenance and service offering designed to ensure that the multiple systems critical to sustaining online applications in enterprise data centers and MDCs remain operational and functional. Typical facilities management services include overall management of the post-construction facility maintenance program and on-site staffing of technical engineering positions (e.g., electricians, HVAC mechanics, control technicians, and voice/data technicians). Some data centers are constructed in a modular format, whereby information technology, power, cooling, air filtration, uninterruptible power supplies and other related assets are deployed in pre-integrated solutions. MDCs may have lower overall cost of delivery, lower energy consumption, and shorter deployment schedules compared to traditional data centers. Our on-site maintenance services provide additional project revenue for us and position us for involvement in any new facility planning, design, and construction initiatives that the customer undertakes.

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

As compute density increases and data centers evolve into the use of modular form factors, we found that we could leverage our facilities' maintenance experience and infrastructure by offering maintenance services for modules being deployed into new data centers. Our design services continue to evolve to support changing data center requirements including installation and maintenance of systems deployed on the edge. Ultimately, we started working with IT vendors to help them in the design and integration of their IT equipment into MDCs, which typically leads to ongoing maintenance contracts as these modular systems deploy.

Procurement Services:

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenues upon completion of the procurement activity or delivery of the completed product depending on the performance obligation. For any procurement activities in which we transform the product, the revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of revenues for any costs we incur to procure the related goods (“gross deals”). In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party, we have no control of the goods before they are transferred to the customer, and we do not transform the product in any way. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions to which we expect to be entitled after paying the other party for the goods or services provided to the customer (“net deals”). Thus, the gross margin percentage for this business can be significantly different, even if the gross profit dollars are the same, depending on this mix of gross and net deals. This, in turn, can have a material impact on the gross margin percentage for the consolidated company, particularly in periods in which we experience a large change in volume of procurement transactions in relation to the volume of the remainder of our business.

Customers

Our customers include IT OEM equipment, technology and service companies and private-sector businesses that in some cases are the end users of the facility, or in other cases are providing a facility to a government or commercial end user. The majority of our sales are currently made to or through strategic alignment with a global Fortune 100 information technology company with a significant presence near our headquarters and integration facility. Through them, we provide facility management services to other major technology, software, banking and cloud service providers. The majority of our procurement services and systems integration activities are likewise delivered in conjunction with or for this same large OEM.

Sales and Marketing

A key part of our selling strategy is entering into master service agreements with multiple partners and co-selling our range of services to our partners’ end-user customers, leveraging their customer relationships and broadening the scope of potential customers for us. Our go-to-market approach relies primarily on business generated by or through a global Fortune 100 OEM customer with whom we have strategically aligned ourselves. This approach relies on expertise in information technology hardware systems, energy consumption, real estate matters, and facilities planning and operation from this primary demand source. This marketing approach allows the end–user customer to contract for comprehensive facilities services or to contract separately for each project phase such as integration or fulfillment services.

We continue to expand on our go-to-market strategy to also capitalize on our investment in direct selling personnel and leveraging our OEM partner’s capabilities at the same time. Our ability to be involved in sales engagements earlier in the cycle and with end-users allows us to positively impact demand and provide greater visibility into the integration schedules and future pipeline. This impacts our ability to better manage personnel schedules and ultimately optimize our production capacity. We also seek to enhance our name recognition using improved web marketing, trade shows, technical seminars, direct mailings, and social media.

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

Competition

The mission-critical information technology solutions market is large, fragmented, and highly competitive. We compete for contracts based on the strength of our customer relationships, successful past performance, significant technical expertise, specialized knowledge, and broad service offerings. Our strength lies in our ability to deliver quality solutions on time and with high quality at a competitive price. These solutions can be complex or simple. We have gained market traction by providing complex AI solutions utilizing GPU and advanced thermal management technology and our largest customer highly values our flexibility, partnership and ability to execute on our commitments. We often compete against channel resellers and divisions of large information technology service and equipment providers. In some cases, because of diverse requirements, we collaborate with these and other competitors for projects. We respect competition in the information technology services sector, and we embrace what we need to do to compete and win to continue to increase in the future.

Strategy

Our goal is to profitably grow our existing businesses and to identify expanded service offerings to further our value-add to our customers as we become a recognized leader in the life-cycle management of complex IT solutions. At a high level, the strategy we intend to use to accomplish this goal includes:

-

Continue to deliver operational excellence and cost competitiveness to enhance our manufacturing capability: A key element of our success is our ability to leverage and optimize our systems integration facility. We have invested over $40 million in our new, larger integration facility in Georgetown, Texas that has significantly increased the available electrical power, cooling capabilities, and the number of testing / validation stations. This increased the capacity to integrate both air-cooled and direct liquid cooled racks, particularly in the AI market space for which power and thermal management demands continue to rapidly increase. We will continue to invest in our integration processes and technology to achieve additional cost efficiencies and enhance our existing capabilities. We are expanding to a hybrid integration model which allows us to generate revenues from within our facility and externally at customer locations. This allows more flexibility to support our customers’ requirements while continuing to enhance our cost-effectiveness.

-

Expand our ability to drive demand with direct selling resources and to co-sell with our customers and partners. We believe we can expand our services portfolio penetration with new as well as existing customers.

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

Employees

On December 31, 2025, we had 286 full-time employees plus approximately 64 temporary workers utilized primarily in our rack integration services. Our future success will depend on our continued ability to attract, retain, and motivate qualified personnel. We are not a party to any collective bargaining agreement, and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be very satisfactory.

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

Our revenues are highly concentrated with a single OEM customer, and our business, financial condition and results of operations would be materially and adversely affected if we are unable to maintain or expand that relationship or successfully diversify our customer base.

We derive a substantial majority of our revenues from a single OEM customer. Revenues from this customer comprised approximately 99%, 99% and 96% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Although we provide services across multiple business units and divisions of this OEM and have entered into a long-term AI rack integration agreement that includes minimum monthly payments, our overall financial performance remains highly dependent on the continuation and scope of this relationship.

Any reduction, delay or termination of purchases by this customer, whether due to changes in its business strategy, demand for its products, supply chain constraints, regulatory developments, pricing pressure, internal reorganization, competitive dynamics, financial condition or otherwise, could result in a material decline in our revenues, profitability and cash flows. Because our cost structure includes fixed facility costs, labor and debt service obligations associated with our integration facility, a reduction in volume from this customer could have a disproportionate negative effect on our operating results.

In addition, while we are actively pursuing diversification of our customer base through expanded procurement services, AI rack integration for additional OEMs, value-added resellers, systems integrators and MDC providers, there can be no assurance that these efforts will be successful or that new customers will generate revenues at levels sufficient to offset any decline from our primary OEM customer. The timing, scale and profitability of diversification initiatives are uncertain and may require additional investment in personnel, facilities, working capital or infrastructure before generating meaningful returns.

Given the magnitude of our customer concentration, even a relatively modest change in purchasing patterns by our primary OEM customer could materially and adversely affect our business, financial condition and results of operations.

A material breach of our long-term rack integration agreement, or our choice to terminate the agreement for any reason other than the other party’s material breach of the agreement, could significantly reduce certain minimum payments from our primary OEM partner.

We have incurred notable financial commitments related to a new lease on a larger integration facility and the debt to finance capital expenditures in that facility needed to fulfill our obligations under the long-term AI rack integration agreement with our largest OEM partner. Our long-term agreement, and subsequent amendment, calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility and debt service payments tied to the build-out of that factory for which we are responsible. While those payments are required, per the terms of the agreement, our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the lease and debt service regardless of whether we had revenues sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to the other party’s material breach of the agreement, they would be relieved of any further obligation. Either of these events would represent a material adverse effect on our results of operations, financial condition and cash flows.

Future power demands of AI-enabled computer racks is unknown and our ability to continue to earn revenues from AI rack integration services is highly dependent on our access to an acceptable amount of electrical power and related computer cooling capabilities.

A significant driver of the growth in our revenue and earnings is our AI rack integration services. Technology for AI computers continues to advance, and currently each new generation typically consumes more electrical power than preceding generations, which in turn requires even more electrical power and additional cooling equipment. We moved to a new building in 2025, primarily to secure access to the electrical power needed to perform our AI rack integration services. While we believe we relocated to a location where we can source additional power if and when needed due to the city building an electrical power substation very near our leased property, we have no guarantee that such additional power will be available or be allocated to us beyond the 15 Megawatts to which the city has contractually committed itself to provide currently. The city has indicated they will be able to continue to increase the available power over time. If new generations of AI computer racks continue to consume more power than preceding generations, our failure to obtain access to additional power in a reasonable time frame, or the inability to secure additional chillers or other cooling capacity to cool the related racks would have a material, negative impact on our ability to meet our customers’ needs. Future increases in power requirements could also require us to make incremental capital investments in our facility to continue to scale with the power and cooling requirements.

Our revenues and profitability could be materially and negatively affected by U.S. imposed tariffs.

The United States has recently begun to implement material tariffs on some of the countries with which it has a great deal of international trade and has threatened tariffs on a variety of other countries. Many of the servers we integrate, other goods on which we provide configuration services and some products we procure for our customers have recently been made or assembled in countries subject to such tariffs. This introduces additional doubt as to whether our customers will be able to pass such costs onto their customers and as a result whether they can continue to sell such products at an acceptable profit. This, in turn, could materially and negatively affect our revenues, cash flows and financial position. Even if tariffs are ultimately lifted, temporary implementation of tariffs introduces doubt in the mind of buyers and causes disruptions in the supply chain that could introduce weeks or even months of delays in the ability to source parts and therefore similar delays in our ability to operate at full capacity, negatively impacting our earnings and financial position, and possibly even leading to cancelation of customer orders based on expected delays.

A prolonged U.S. federal government shutdown could materially and adversely affect our business and operations

As a significant portion of our procurement business is related to U.S. federal government purchases, a prolonged temporary shutdown of the U.S. federal government could materially impact our revenues and cash flows from our procurement segment. A prolonged shutdown, including the furlough of U.S. government employees, may disrupt our ability to complete existing procurement orders and obtain future business. In addition, periodic U.S. federal government shutdowns may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact the liquidity or trading volume of our securities, which in turn could have a material adverse effect on our business, results of operations, and stock price.

Supply chain challenges could negatively affect our integration business by slowing the supply of parts needed to perform integration services, requiring us to hold greater quantities of inventory for longer periods and/or delaying completion of services for our customers.

Supply chain challenges on global production and distribution could cause shortages of components needed to complete integration and procurement services, delaying our ability to recognize revenue for these projects and negatively impacting our profitability and cash flows. In addition to delaying our services, this could also result in us having to hold onto greater quantities of customer inventory for longer periods while we wait for the delayed components to be delivered. Due to our fixed storage capacity, holding customer-owned inventory for longer periods could negatively impact our ability to perform other services and add cost and risk, including custodial risk, into our integration business. The supply chain disruptions could also directly impact vendors and other third parties from whom we procure goods and services for our procurement business, causing delays in completing procurement services for our customers. This has the potential to materially harm our operating results by delaying recognition of revenue. This can also harm our liquidity position if we are forced to pay vendors for products and services before we have the ability to invoice and receive payment from our customers, which could also prevent us from performing additional procurement services for our customers or cause other liquidity concerns. Although our long-term AI rack integration agreement signed in 2024 and subsequently amended in 2025 passes much of the risk for supply chain disruptions to our customer through the use of minimum quantity commitments as it relates to AI rack integration, we are still exposed to these issues in our procurement business, non-AI rack integration business and configuration services.

We may be unable to hire and retain sufficiently qualified personnel, and the loss of any of our key executive officers may adversely affect our business.

We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional, and technical personnel. Our business involves the development of tailored solutions for customers, a process that relies heavily upon the expertise and services of employees. Accordingly, our employees are one of our most valuable resources. Competition for skilled personnel is intense in our industry. Recruiting and training these personnel requires substantial resources particularly when seeking qualified staff in remote locations where a number of our customers operate their data centers. Our failure to attract and retain qualified personnel could increase the cost of fulfilling our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and constrain our future growth.

Changes in labor market conditions are causing increases in our labor costs, and if we are unable to adequately recover these costs from our customers, our business will be negatively impacted.

At times, we experience higher levels of attrition, increasing compensation costs, and more intense competition for talent. We believe that our future success will be dependent upon retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. As a company with a small workforce, we are particularly susceptible to negative impacts if critical and experienced personnel leave. As a result, we continue to invest in Human Resources automation tools that help us manage through many of these challenges. Hiring and retaining qualified executives and other employees is therefore critical to our business. From 2023 to 2025, we had a number of planned changes to our executive leadership team, and we experienced increased wage pressure and challenges in hiring other staff in the Austin, Texas market. We have had to pay higher wages, and elected to improve our health and welfare plans to attract new employees and retain our existing employees. If our total compensation programs, employment benefits, and overall workplace culture are not viewed as competitive, our ability to attract, retain and motivate employees could be compromised. To the extent we experience significant attrition or the loss of critical employees and are unable to replace employees in a timely manner, we could experience a loss of critical skills and reduced employee morale, potentially resulting in business disruptions or increased expenses to address any disruptions. To the extent that we are unable to promptly pass higher labor costs on to our customers, our business will be negatively impacted. Our inability to attract, retain and motivate employees or manage a succession of key roles may inhibit our ability to maintain or expand our business operations.

The ongoing refinement and integration of our ERP system could disrupt operations and adversely affect our internal control over financial reporting.

Our ERP platform is central to managing inventory, tracking AI rack integration workflows, processing procurement transactions and generating financial reports. We continue to enhance the system to support higher transaction volumes, new service offerings and expanded operational complexity. Modifications, upgrades, system integrations or changes in business processes may introduce errors, system downtime, or data inconsistencies.

If our ERP system fails to operate as intended, we could experience delays in fulfilling customer orders, inaccuracies in inventory balances, or delays in billing and collections. In addition, weaknesses in system configuration, user access management, change management controls or data interfaces could impair the effectiveness of our disclosure controls and internal control over financial reporting.

As our business grows and our financial reporting requirements increase, including potential auditor attestation of ICFR, deficiencies in our ERP control environment could result in increased audit scrutiny, remediation costs, reporting delays or identification of control deficiencies. Any material disruption or control failure associated with our ERP system could materially and adversely affect our business, financial condition and results of operations.

Our procurement business requires significant working capital and depends on vendor trade credit and a single factoring arrangement; any disruption, modification or timing mismatch could materially affect our liquidity and operating results.

Our procurement activities require us, at times, to purchase substantial quantities of hardware, software and related services from third-party vendors in advance of receiving payment for those goods. The volume and timing of procurement transactions may fluctuate significantly based on customer demand and project schedules, which can materially increase our working capital requirements during periods of elevated activity.

We finance these activities primarily through vendor trade credit and a receivables factoring arrangement. Our liquidity therefore depends on the continued availability and consistent operation of that factoring structure, as well as stable vendor payment terms. If vendor credit terms are shortened, credit limits are reduced, advance rates or related fees are modified, eligibility requirements change, or the factoring arrangement is restricted or terminated, our short-term cash requirements could increase materially.

In addition, if shipment timing, customer acceptance procedures or billing cycles are delayed, we may be required to satisfy vendor obligations prior to receiving corresponding funds, creating temporary liquidity pressure. If we are unable to maintain sufficient trade credit or continued access to our factoring arrangement on acceptable terms, we may need to deploy cash reserves, obtain alternative financing or limit procurement volumes, any of which could materially and adversely affect our revenues, liquidity and results of operations.

As the age of modular data centers increases and customers look to shut or replace such units, our recurring maintenance revenues could be negatively impacted, and this could adversely affect our operating results.

Modular data centers (MDCs) typically have a lifespan of 6-10 years unless they are updated with new IT equipment. As they near the end of their useful life, customers can either perform maintenance to extend the MDCs' lifespan or terminate maintenance contracts for those MDCs. If customers terminate their annual maintenance contracts, it could negatively impact our maintenance revenues and profitability unless they replace the units with new MDCs. While our history suggests that customers may replace MDCs with new modules subject to annual maintenance contracts, the time period between these two events could result in a decrease in our maintenance and overall revenue in our facilities management business. In 2024 and 2025, we have seen a general decrease in the number of MDCs for which we provide annual maintenance contracts, as more MDCs are being retired compared to the number of new MDCs being deployed. We anticipate a reversal of that trend, but there can be no assurance of such reversal, or the time frame in which it might occur.

We operate in a highly competitive industry, which could reduce our growth opportunities, revenue and operating results.

The mission-critical information technology industry in which we operate is highly competitive and continues to become more competitive. We often compete against divisions of large information technology consulting and integration companies, including several large domestic companies that may have financial, technical and marketing resources that exceed our own. These larger competitors have an infrastructure and support greater than ours. Accordingly, we continue to experience some price pressure as some companies are willing to take on projects at lower margins. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. Our size occasionally prevents us from bidding on larger, more profitable projects, which reduces our growth opportunities. Although our customers currently outsource a significant portion of these services to us and our competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services to us in the future.

Most of our contracts may be canceled on short notice, so our revenue and potential profits are not guaranteed.

Other than our long-term AI rack integration agreement which was signed in 2024 and amended and extended in 2025, most of our contracts are cancelable on short notice by the customer either at its convenience or upon our default. If one of our customers terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profit from that contract. If one of our customers terminates the contract due to our default, we could be liable for excess costs incurred by the customer in re-procuring services from another source, as well as other costs. Many of our contracts, including our service agreements, are periodically open to bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if our customers cancel a significant number of contracts, if we fail to win a significant number of our existing contracts upon re-bid, or if we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects. In addition, we provide services under certain master service agreements. If these agreements are terminated, we would be unable to provide ongoing services to those customers.

We submit change orders to our customers for work we perform beyond the scope of some of our contracts. If our customers do not approve these change orders, the results of operations could be adversely impacted.

We typically submit change orders under some of our contracts for payment of work performed beyond the initial contractual requirements. The applicable customers may not approve or may contest these change orders, and we cannot provide assurance that these claims will be approved in whole, in part or at all. If these claims are not approved, our results of operations could be adversely impacted.

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

Under some of our maintenance contracts, we provide limited warranties for the continued performance of equipment, including batteries and actuators used in MDCs. We estimate the anticipated failure or replacement rate of this equipment, but if a customer location experienced a failure rate of equipment greater than we anticipated, we would incur higher equipment replacement costs and incur a loss on that maintenance contract, which could have a material negative impact on our profitability and liquidity.

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

Our contract performance may involve subcontracts with other companies upon which we rely to perform all or a portion of the work we are obliged to deliver to our customers. Our inability to find and engage appropriate subcontractors or a failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor.

In extreme cases, a subcontractor’s performance deficiency could result in the customer terminating the contract with us due to our default. A default termination could expose us to liability for excess costs of procurement by the customer and have a material adverse effect on our ability to compete for future contracts and task orders.

A cybersecurity incident, including one affecting our third-party service providers, could materially disrupt our operations, expose us to liability and subject us to mandatory public disclosure under SEC rules.

Our operations depend on the availability, integrity and security of our information technology systems and those of our third-party vendors. We face ongoing threats from ransomware, data exfiltration, business email compromise, insider threats and other sophisticated attacks. Because we integrate high-value AI-enabled hardware and maintain operational data relating to customers, we may be an attractive target for threat actors.

A significant cybersecurity incident could disrupt warehouse and integration operations, delay customer deliveries, impair billing and collections, or result in unauthorized access to confidential or proprietary information. Such an incident could expose us to contractual claims, indemnification obligations, litigation, regulatory inquiries, remediation costs and reputational harm. Disruptions affecting our ERP or financial systems could also impair our ability to timely process transactions or prepare financial reports.

In addition, under SEC rules, a cybersecurity incident determined to be material would require prompt public disclosure, which could increase volatility in the trading price of our common stock and heighten scrutiny from customers, regulators and investors. Although we maintain cybersecurity risk management processes, no system can eliminate all risks, and any material cybersecurity incident could materially and adversely affect our business, financial condition and results of operations.

We have identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

In connection with the preparation of our financial statements for the year ended December 31, 2024, and as discussed in Item 9A – “Controls and Procedures,” we identified a material weakness in our controls relating to the ineffective design of certain management review controls across the Company’s financial statements, leading to adjustments that were and could have been material to our 2024 consolidated financial statements. Due to the fact that our internal controls over financial reporting did not identify, prevent or detect these risks of material misstatements, we determined this indicated a material weakness in our internal controls over financial reporting at that date. We believe the root causes of the control deficiencies are primarily a number of manual processes in our closing process, combined with challenges in properly segregating duties due to the relatively small size of our accounting department, additional controls needed, and user access for certain information technology systems that support the Company’s financial reporting process.

While we have enacted a number of control enhancements to remediate this material weakness, we have not yet fully remediated all deficiencies that led to the conclusion that we had a material weakness. As a result, we continue to conclude that this material weakness remains at December 31, 2025.

Furthermore, we cannot provide any assurances that we have identified all material weaknesses. In the future, it is possible that additional material weaknesses or significant deficiencies may be identified that we may be unable to remediate timely. If we fail to maintain effective systems, controls and procedures, including disclosure controls and procedures and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations and prevent fraud could be adversely impacted. While we have plans to remediate this material weakness, failure to achieve this goal effectively or in a timely manner could adversely impact our ability to maintain an effective internal control environment and our financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity and availability of our critical systems and information. We design and assess our program using the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) as a framework to help identify, assess and manage cybersecurity risks relevant to our business.

Our IT management team, in concert with our Chief Security Officer, is responsible for the day-to-day oversight of cybersecurity risk management. Management monitors privacy and security incidents across our systems and those of key third-party service providers and vendors. Significant incidents are reviewed by a cross-functional working group to determine whether escalation is appropriate. Incidents assessed as potentially material are promptly escalated to senior management for further evaluation. Senior management, in consultation with internal and external advisors as appropriate, is responsible for making materiality determinations and related disclosure and compliance decisions. Management would inform the Audit Committee and our independent registered public accounting firm of material cybersecurity incidents and related developments, as appropriate.

The Board of Directors oversees cybersecurity risk as part of its overall risk oversight responsibilities and has delegated primary oversight to the Audit Committee. The Audit Committee oversees management’s implementation of the Company’s cybersecurity risk management program and receives regular reports from senior management regarding cybersecurity risks, trends and, if applicable, material incidents. We engage third-party specialists to periodically assess and test our cybersecurity controls. Management monitors the prevention, detection, mitigation and remediation of cybersecurity risks through internal reporting processes, threat intelligence, third-party assessments and security tools deployed within our IT environment.

As of the date of this report, we have not experienced a cybersecurity incident that has materially affected our operations, business strategy, results of operations or financial condition. However, cybersecurity threats are evolving and increasing in sophistication, and if realized, such risks could materially affect our operations, business strategy, results of operations or financial condition.

Item 2. Properties.

We lease a 212,793 square foot light industrial space in Georgetown, Texas, which serves as our corporate headquarters and integration facility. We began partial operations at this facility in May 2025 and fully migrated the remainder of our operations to this facility in August 2025. The initial lease term runs through May 2035 and we have multiple renewal options on the lease.

We lease a 96,766 square foot warehouse and office space in Round Rock, Texas, with a lease term expiring March 31, 2029. We have no renewal options on this lease. This facility previously served as our headquarters and integration facility prior to our move to Georgetown, Texas in 2025, and is now idle.

We are currently marketing it for sublease, while simultaneously proposing additional work to utilize that space. We believe that our current facilities are adequate for our operations and additional or replacement facilities would be available if necessary.

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

Holders

As of March 11, 2026, there were 69 stockholders of record of our common stock, although we believe there is a far larger number of beneficial owners of our common stock.

Dividend Policy

We did not pay dividends on our outstanding stock during the years ended December 31, 2025, 2024, and 2023. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects and the terms of our credit facilities and other financing arrangements.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of our common stock that were acquired by the Company during the fourth quarter of 2025:

Monthly Period During the Quarter Ended December 31, 2025	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Oct. 1, 2025 - Oct. 31, 2025	-	$-	-	-
Nov. 1, 2025 – Nov. 30, 2025	-	$-	-	-
Dec. 1, 2025 – Dec. 31, 2025	988	$9.46	-	-
Total	988	$9.46	-	-

(a)	All of these shares were acquired from associates to satisfy tax withholding or purchase price requirements upon the exercise of stock option grants or upon the vesting of restricted stock.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares the cumulative total return on the Company’s Common Stock for the period from December 31, 2020 through December 31, 2025 with the total return over the same period on the Russell 2000 Index (“RUT”) and the Nasdaq US Small Cap Technology Index (“NASDAQNQUSS10”). The graph assumes that $100 was invested on December 31, 2020 in Common Stock of the Company and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

15

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

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the integration of complex Artificial Intelligence (AI) technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of AI enabled data center server racks. TSS was incorporated in Delaware in December 2004.

We deliver complex solutions to a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more advanced computing and storage capacity. In recent years, these enterprises have shifted their investment priorities towards AI and accelerated computing infrastructure initiatives. Enterprise and data center operators are facing immense pressure to rapidly integrate and deploy the latest generative, inferencing and agentic AI equipment and GPUs (Graphics Processing Units) and will need to adapt these next-generation servers and custom rack-scale architectures to quickly and successfully compete in the market. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

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

In October 2024, we signed a long-term agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume. To support this level of production, and to be able to provide increased volumes over our prior facility, we moved our headquarters and production facility to a new location in May 2025. Through December 31, 2025, we have invested approximately $40 million in improvements to that leased facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled computer racks. This is greater than the $20 million - $25 million we initially expected to invest in the facility, primarily in response to requests from our primary customer to increase the available power and cooling capabilities beyond the initial scope. We are financially responsible for all fixed and variable costs related to this activity, including debt service requirements related to the capital expenditures, direct and indirect labor related to this activity, and all facility and related costs. In December 2025, we signed an amendment to the long-term agreement whereby both parties agreed to extend the term of the agreement for an additional two years beyond its original multi-year term, with automatic one-year renewals if not earlier terminated, and to provide pricing updates to account for increased power consumption and capital expenditures. While there may be some variability in the number of racks built in any given period, we believe the structure of the agreement with our customer provides reasonable assurance to us that absent our material breach of the agreement or our termination of the agreement, the revenues we earn from this arrangement will be sufficient to cover the aforementioned costs we expect to incur in fulfilling our obligations. Our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the lease and debt service regardless of whether we had revenues sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to the other party’s material breach of the agreement, the other party would be relieved of any further obligation. Funding sources for the build-out costs at the new facility include approximately $6.8 million contributed by our landlord, $25 million from two related bank term loans, and cash on hand. We borrowed the final $5 million under the term loan in the third quarter of 2025 and we received the $6.8 million of tenant improvement funds from our landlord in the fourth quarter of 2025. Those funds reimbursed us for capital expenditures we had previously funded using cash on hand. We paid down $5 million of our outstanding debt using previously restricted cash which was released in December 2025 pursuant to our debt agreement.

The volume of our strategic procurement services grew substantially in the year ended December 31, 2025 compared to the prior year. Customers value our ability to source disparate hardware, software and services and provide a single-source solution for their IT needs. In some cases, we merely act as agents in these transactions, and so the reported revenues will reflect only our fees earned in the transaction (“net deals”). If the procurement activities include integration services or other value-add work beyond just the procurement activity, the transaction is recorded at its gross value (“gross deals”), and revenue and costs are allocated to the procurement and systems integration segments based on the value created in each and the effort involved to fulfill the contracts.

Our total revenues in 2025 were $245.7 million, a $97.6 million or 66% increase from our 2024 revenues of $148.1 million, with the majority of this increase coming from $80.0 million (68%) growth in our procurement business and $17.7 million (78%) growth in our systems integration businesses. The systems integration business growth was driven primarily by the significant increase in rack integration of AI-enabled computer racks. These increases were partially offset by a $0.1 million (1%) decrease in revenue from the facilities management segment, primarily due to a decrease in maintenance revenues largely offset by an increase in discrete projects.

The following table presents our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Year Ended December 31,
	2025	2024	2023
FACILITIES MANAGEMENT:
Maintenance revenues	$3,906	$4,446	$4,543
Equipment sales, deployment and other services	4,000	3,559	2,524
Total Facilities Management revenues	$7,906	$8,005	$7,067

SYSTEMS INTEGRATION:
Integration services	$40,337	$22,620	$8,817
Total Systems Integration revenues	$40,337	$22,620	$8,817

PROCUREMENT:
Procurement services	$197,476	$117,519	$38,515
Total Procurement revenues	197,476	117,519	38,515
TOTAL REVENUES	$245,719	$148,144	$54,399

The following table presents our revenues disaggregated by timing of revenue recognition (in ’000’s)

	Year Ended December 31,
	2025	2024	2023
Revenues recognized at a point in time	$227,577	$139,577	$49,856
Revenues recognized over time	18,142	8,567	4,543
TOTAL REVENUES	$245,719	$148,144	$54,399

The following table presents our revenues disaggregated by contract type (in ’000’s)

	Year Ended December 31,
	2025	2024	2023
Revenues recognized on time and materials contracts	$4,000	$3,599	$2,524
Revenues recognized on fixed-price contracts	241,719	144,545	51,875
TOTAL REVENUES	$245,719	$148,144	$54,399

Our gross profits increased by $10.0 million or 45% compared to 2024, mainly due to the higher volumes of activity in our procurement and systems integration businesses, including our AI rack integration activity, combined with margin expansion on our procurement activities. In addition to earning revenue for completing AI rack integrations, our long-term agreement includes weekly volume commitments as well as certain fixed fees for multiple years, which we believe will be sufficient to cover our fixed and variable costs incurred in fulfilling our obligations under the agreement. Specifically, we believe the fees received under this agreement, and subsequent amendment, will be sufficient to cover all of our direct labor, labor training, power consumption and other variable costs, as well as indirect labor, rent and related facility costs for the portion of our factory allocated to this activity, debt service for the assets added to support this business, and other smaller fixed costs that we will incur to perform our obligations under this agreement. If we experience periodic lulls in demand or if our customer has extended periods of inability to secure parts, we have agreed to seek opportunities to scale back a portion of our direct labor and temporary employees used in this activity, primarily in positions that can be refilled and retrained fairly quickly as demand or supply chain issues are resolved, and to in turn reduce the variable fees charged to our customer under this agreement. We believe this structure demonstrates our desire to help control the customer’s costs while protecting our financial results by reducing our fee to them only if our own internal labor costs also are reduced. Our blended gross profit margin as a percentage of sales decreased to 13% in 2025 from 15% in 2024. The primary cause of the decrease in blended gross profit margin percentage was the increase in volume of our procurement business as a proportion of our total revenue, where we generally earn much lower margins on product purchase/resell services than we do with our traditional maintenance and integration services. While gross profits in the systems integration business grew by 30%, the margins realized in that line of business decreased from 42% in 2024 to 31% in 2025. Margins in the facilities management segment remained robust and relatively constant at 60% in 2025 compared to 62% in 2024.

The 66% growth in total revenues, combined with the slight decrease in blended gross margins, translated to a 45% increase in gross profit from 2024 to 2025. Net of an increase in operating costs, primarily administrative costs, operating income increased by $0.6 million, or 10%. Due to our continued positive earnings, we determined it was more likely than not that we would be able to utilize our deferred tax assets and released almost all of the previously recognized valuation allowance. This release drove the $7.6 million income tax benefit, and in combination with our increased operating income and $1.1 million increase in interest income, contributed to a total growth in net income in 2025 of 153%. Net income for the year ended December 31, 2025 was $15.1 million compared to $6.0 million net income in the prior year. In prior periods, we reported our bank factoring fees in the “interest expense” caption on our income statements. In the current period, we began reporting bank factoring fees separately as a deduction when computing operating income, and interest expense now reflects only the interest expense related to our bank debt.

We ended 2025 with $85.5 million of cash on hand, an increase of $62.3 million from the balance at the end of 2024. This increase was driven by the $34.9 million of cash flow from operations during 2025, $9.8 million of net financing obtained from debt proceeds less payments made during the year, and $55.3 million from our public offering of common stock completed in August 2025. The increase in cash flow from operations was tied to the $15.1 million of net income, combined with timing differences on receipts from customers net of payments to vendors specifically in relation to an elevated level of procurement activity ongoing at year-end. These inflows were somewhat offset by $32.7 million cash used in investing related primarily to the build-out of our new integration facility, and $4.9 million of cash used to repurchase shares from employees as a means for them to satisfy tax withholding requirements or pay the exercise price upon the vesting of restricted stock and exercise of stock options.

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

Maintenance services

We generate maintenance services revenues from fees that provide our customers with as-needed maintenance and repair services on MDCs during the contract term. Our contract terms typically are one year in duration, are billed annually in advance, and are non-cancellable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services ratably over the contract term. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment. However, our history of non-payments and bad debt expenses has been insignificant.

Integration services

We generate integration services revenues by providing our customers with customized systems and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods.

Pursuant to a long-term agreement signed in 2024 and subsequent amendment signed in December 2025 and effective November 1, 2025, we also recognize revenue monthly at contractually based amounts for certain billable fixed and facility costs and trained staffing levels to support the weekly quantity of AI-enabled racks, with staffing fees reduced for any under-staffing. The fee for staffing is based on defined services as transferred to the customer and is not variable consideration because the customer’s usage is known weekly and is not contingent on the occurrence of any future events or subject to any estimation.

The amendment to this agreement signed in December 2025 adjusted pricing primarily to compensate us for the incremental capital investments and power costs that we incurred to meet the customer’s needs and extended the agreement by an additional two years past what was already a multi-year term, and automatic one year renewals after that unless either party elects to terminate it at the end of the initial term.

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-80 days of invoicing. An allowance for credit losses is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of December 31, 2025, we had no allowance for credit losses, compared to $7,000 recorded as of December 31, 2024. In 2025, we were successful in collecting the $7,000 that was reserved in 2024, resulting in the removal of that reserve.

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

Deployment and Other services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts; installation and servicing of equipment, including MDCs; and other fixed-price services including repair, design and project management services. In some cases, we arrange for a third party to perform “break-fix” and servicing of equipment upon customer request, and in these instances, we recognize revenue as the amount of any fees or commissions to which we expect to be entitled. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional. In an effort to further diversify our revenue streams, we offered the service of project-managing the movement of data center equipment in portions of 2024 and 2025. During 2025, we ceased offering this service as it proved to not meet our profit expectations.

Strategic Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenues upon completion of the procurement activity or delivery of the completed product depending on the performance obligation. For any procurement activities in which we transform the product, the revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of revenues for any costs we incur to procure the related goods (“gross deals”). In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party, we have no control of the goods before they are transferred to the customer, and we do not transform the product in any way. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions to which we expect to be entitled after paying the other party for the goods or services provided to the customer (“net deals”). Accounts receivable from our procurement activities are typically due within 80 days of invoicing. The majority of the procurement activities generally involve us transforming the product, and as such most of these transactions are recorded gross. To accelerate the time in which we receive payment and optimize our working capital, we generally factor the procurement services receivables utilizing a program that we estimate has an effective annualized interest rate below the rate at which we could borrow funds. Regardless of whether the transaction is recorded as a gross deal or a net deal, the factoring fees we are charged are based on the gross value of each transaction.

 Judgments

We consider several factors in determining that control transfers to the customer upon shipment of equipment or upon completion of our services. These factors include that legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment or completion of the services.

Remaining Performance Obligations and Deferred Revenue

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2025, total remaining performance obligations and deferred revenue, were $129 million. The remaining performance obligations include:

•	$561,000 of deferred revenue for our maintenance contracts, all of which is expected to be recognized within one year;
•	$13,367,000 of deferred revenue for procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year; and
•

$115,100,000 related to performance obligations which we expect to complete with durations greater than one year. This amount excludes variable consideration and is expected to be recognized ratably over the term of a long-term agreement.

Contract liabilities consisting of deferred revenues were $3,384,000 on December 31, 2024, and $3,370,000 on December 31, 2023. Substantially all of the recorded deferred revenues at December 31, 2024 and December 31, 2023 had been earned and recorded as revenues in the one year periods following those dates.

Depreciation of production-related fixed assets

Depreciation of fixed assets that are related specifically to revenue-generating activities is reported as a separate component of cost of revenues. As these amounts were immaterial in prior years, these costs were excluded from cost of revenues and included in Depreciation and Amortization in prior year presentations.

Intangible Assets

We recorded goodwill and intangible assets with definite lives, including customer relationships and acquired software, in conjunction with the acquisition of various businesses. Intangible assets with definite lives are amortized based on their estimated economic lives. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed, and it is not amortized. The recorded goodwill is allocated to the reporting unit to which the underlying transaction relates.

U. S. GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we review for indicators of impairment as “Step Zero” of the annual impairment test and if any exist, we compare the fair value of the reporting unit with its carrying amount. If that fair value exceeds the carrying amount, no impairment charge is required to be recorded. If the carrying value exceeds the reporting unit’s fair value, we would recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of a reporting unit will be determined using a discounted cash flow analysis, which requires the use of estimates and assumptions. Significant assumptions that may be required include forecasted operating results, and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may have a material impact on the conclusions reached.

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of goodwill during an interim period, we will evaluate our goodwill for impairment. The Company performed a qualitative analysis of our goodwill on December 31, 2025, and 2024 and concluded there was no impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value for each of our reporting units. Thus, we concluded that there was no goodwill impairment on December 31, 2025, or 2024. On December 31, 2025, and 2024, the carrying value of goodwill was $0.8 million.

In any period with a reported value of intangible assets with definite lives, our policy is to review those intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.  Our recorded intangible assets with definite lives were fully amortized at December 31, 2025 and 2024; accordingly, no such impairment review was necessary during 2024 or 2025.

Allowance for Credit Losses

We estimate an allowance for credit losses based on factors related to the specific credit risk of each customer. Historically our credit losses have been minimal. We perform credit evaluations of new customers and may require prepayments or use of bank instruments such as trade letters of credit to mitigate credit risk. We monitor outstanding amounts to limit our credit exposure to individual accounts. We continue to pursue collection even if we have fully provided for an account balance.

Stock Based Compensation

We account for stock-based compensation using a fair-value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized ratably over the requisite service period of the award. For grants with performance requirements, expense recognition begins only once the achievement of the performance criteria is deemed probable. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information that can change significantly over time. A small change in estimates can have a relatively large change in the estimated valuation.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis and specific identification. The cost basis of our inventory is reduced for any products that are considered excess or obsolete based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse effect on the results of our operations.

Income Taxes

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.

We are required to file income tax returns in the U.S. which requires us to interpret the applicable tax laws and regulations. Such returns are subject to audit by the various federal and state taxing authorities, who may disagree with respect to our tax positions. We believe that our consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences may impact income tax expense in the period in which such determination is made.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2025 (the “current year” or “2025”) compared to the year ended December 31, 2024 (the “prior year” or “2024”). For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We contract with our customers with various contract types: service and maintenance, time and material, and guaranteed maximum price contracts, all of which are fixed-price exclusive of time and material contracts. Guaranteed maximum price contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials arrangements which generally generate higher profit margins, relative to their higher risk. Certain of our service and maintenance contracts provide comprehensive coverage of all the customers’ equipment (excluding IT equipment) at a facility during the contract period.

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Since we earn higher profits from the labor services that our employees provide compared with use of subcontracted labor and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded to maximize our profitability. Occasionally, our revenues will reflect certain reimbursements received from customers for expanding our capacity, typically through capital expenditures, or for adding headcount to support specific customer requests. In 2024, we invested approximately $1.7 million in our Round Rock facility to expand our capacity to integrate generative AI-enabled server racks, including both air-cooled and direct-liquid cooled systems. One of our customers reimbursed us for the majority of those investments. Prior to December 2025, we were amortizing that reimbursement into service integration revenues over the expected useful life of three years; the same period over which we were depreciating the related fixed assets. As the production of AI racks has now fully moved to our Georgetown facility and we no longer expect to utilize the assets installed in our Round Rock facility, we accelerated the revenue recognition and depreciation of those assets in the fourth quarter of 2025. The acceleration of recognition of the reimbursement amounted to approximately $0.8 million which is included in the 2025 systems integration revenues; the acceleration of depreciation of these assets amounted to $0.7 million, and is reported on the face of our income statement as “loss on sale or disposal of assets.” Our Round Rock facility is currently idle, as we seek additional business to utilize the space or to sublease the space if not used in our operations.

Our maintenance and integration services traditionally earn higher margins and maintenance contracts typically renew annually, providing consistency and predictability of revenues. We focus our design and project management services on smaller jobs typically connected with addition or retrofit activities to obtain better margins and a more predictable pattern of earnings than are typically seen when such efforts are concentrated in fewer high-value contracts for the construction of new data centers, which would otherwise require greater levels of working capital and tend to yield lower margins. We have also focused on providing maintenance services for MDC applications as this market has expanded. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business, and through adding revenue streams such as procurement services to help drive volume through the integration facility.

Total revenues in 2025 increased 66% to $245.7 million. Procurement revenues increased by $80.0 million (68%), and systems integration revenues increased by $17.7 million (78%), while facilities management revenues decreased by $0.1 million (1%) from 2024.

The $17.7 million (78%) increase in systems integration revenues was due primarily to the growth in integration of AI-enabled computer racks, which began with significant volume in June 2024 and continued at similar volumes throughout the remainder of 2025. In December 2025, we amended the long-term agreement signed in 2024, to continue integrating AI-enabled racks at similar volumes, and expect systems integration revenues to remain significantly above the historical trend, or consistent with the past year for the foreseeable future. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility and debt service payments tied to the build-out of that factory for which we are responsible. While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the facility and debt service regardless of whether we had revenues sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation. If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

In addition to the fixed monthly fees to which we are entitled under that agreement, and subsequent amendment, we also receive payments that scale depending on the volume of AI racks integrated and for which we are prepared to integrate. To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business, our primary customer has committed to pay us for maintaining staffing levels to support an agreed minimum weekly quantity of racks. To the extent we do not meet the minimum weekly volume due to our production down time or labor shortages compared to agreed-upon levels, we will reduce the fee, billing only for the quantity of racks we actually configured or could have configured given the actual staffing levels. We contractually agreed to use commercially reasonable efforts to mitigate our customer’s costs for under-utilized staff, including during periods of extended lulls in demand or supply chain issues experienced by our customer. While any reduction in available staff reduces the revenues to which we are entitled under this agreement, we believe our long-term partnership with our customer is strengthened as we help them mitigate a portion of the costs for which they are responsible. The periodic reduction of revenues has a muted impact on our overall results, as we also reduce our labor costs in line with the reduced revenues.

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

To meet our customers’ evolving requirements for more powerful AI racks and greater cooling capabilities, we invested more in our facility than initially estimated and have increased the electrical power now available in our facility, which substantially increased minimum monthly charges from the local utility provider. From May through December 2025, we were charged a total of approximately $1.5 million of fixed power costs regardless of power actually consumed, plus variable charges for actual power consumption, and are currently incurring monthly fixed power charges of approximately $192,000, plus variable rates for power consumed. We made these additional capital and power investments during the current year with the expectation that they will help us generate greater revenues by increasing volume in future periods.

Among other things, the recent amendment to our long-term agreement allowed us to collect approximately $1.0 million of additional revenues in the fourth quarter of 2025 related to power and infrastructure costs we incurred primarily in the second and third quarters of 2025, but to which we did not previously have a contractual right, so such revenue recognition was deferred until the amendment was signed in December 2025.

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

The 68% increase in procurement revenues, from $117.5 million in 2024 to $197.5 million in 2025, was driven primarily by an increase in purchases from the federal government including several individually large sales, combined with a mix shift with a greater proportion of the revenues coming from gross deals, as opposed to net deals. As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some seasonality of these revenues. As the federal government budget ends on September 30 each year, we believe this may generally lead to an increase in procurement revenues in the quarter ending September 30 each year and again in the quarter ending December 31 as federal agencies receive their budgets for the new year. However, we cannot accurately predict when other large procurement activity will occur, such as large purchases from our customers’ enterprise clients. Periodic government shutdowns also impact procurement activity. While the military continues to operate during periods of government shutdown, the placement of purchase orders often requires approval by civilian employees of the federal government who do not continue to work during shutdowns. We do not believe this causes a material loss of sales, but rather decreases our ability to predict when such revenues might be realized.

Due to the lighter effort required to execute procurement transactions, the gross margins are thinner in that line of business. As a result, increases and decreases in that business have a smaller impact on our overall margins and profitability compared to increases in the facilities management or systems integration lines of business.

Non-GAAP Revenue, Gross Profit and Gross Margins

The following table presents the results of our procurement activities, both in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid in analysis of the underlying economics (in thousands, except percentages):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Increase	Percentage Increase
Recognized Values (GAAP):
Recognized value of all procurement deals	$197,476	$117,519	$79,957	68%
Recognized cost of revenues	182,302	109,697	72,605	66%
Gross profit	15,174	7,822	7,352	94%
Gross margin based on recognized value of transactions	7.7%	6.7%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$278,689	$169,053	$109,636	65%
Cost of revenues	263,515	161,231	102,284	63%
Gross profit	15,174	7,822	7,352	94%
Gross margin based on gross value of transactions	5.4%	4.6%

The following table provides a reconciliation of the non-GAAP figures presented above to the most closely related GAAP figures presented. We review these non-GAAP figures not as a substitute for the GAAP figures, but to help in our internal analysis of the underlying economics of each transaction as we do not believe the GAAP figures are as useful for that purpose as are the non-GAAP measures. We believe presentation of the gross value of procurement revenues is also helpful in forecasting and analyzing bank factoring costs of the related receivables, as the factoring fee is calculated based on the gross value of the transactions.

	Year Ended December 31, 2025	Year Ended December 31, 2024

Recognized revenue of all procurement deals - GAAP	$197,476	$117,519
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	81,213	51,534
Gross value of revenues including netting (non-GAAP)	$278,689	$169,053

Recognized cost of goods for all procurement deals - GAAP	$182,302	$109,697
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	81,213	51,534
Gross value of costs of goods including netting (non-GAAP)	$263,515	$161,231

The gross value of all procurement transactions increased 65% from 2024, from $169.1 million to $278.7 million in 2025. Under net deals we record only our agent fee as revenues, and as the total mix of deals has shifted more towards gross deals, the recorded revenue increased 68% from $117.5 million in 2024 to $197.5 million in 2025. Gross profit recognized on all procurement transactions increased 94% from $7.8 million to $15.2 million. These gross profit figures are exclusive of any related bank factoring charges.

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

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, depreciation of our manufacturing property and equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. Our consolidated gross margin was 13% for the year ended December 31, 2025 compared to 15% for 2024. Gross margins for 2025 were 8% for the procurement business, 31% for the system integration business, and 60% for the facility management activities. In 2024, gross margins were 7% for the procurement business, 42% for the systems integration business, and 62% for the facilities management activities.

We anticipate costs to increase in 2026 due to having a full year of operations at our new, larger facility with greater rent and related expenses, paired with an increase in the fees we earn from our primary AI rack integration customer in recognition of our greater expense structure and the recently signed amendment to our AI rack integration agreement. Until we either sublease or find another productive use for our Round Rock facility, we will bear facility rent and related costs at two facilities. The annual cost of rent and related triple-net costs at the Round Rock facility approximate $1.4 million.

Since we earn higher profits when using our own labor, we expect gross margins to improve when our labor mix increases relative to the use of subcontracted labor or third-party labor. Our direct labor costs are relatively fixed in the short-term, and the utilization of direct labor is critical to maximizing our profitability. As we continue to bid and win contracts that require specialized skills that we do not possess, we would expect to have more third-party subcontracted labor to help us fulfill those contracts. In addition, we can face turnover and hiring challenges in internally staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the ability to outsource these activities without carrying a higher level of fixed overhead improves our overall profitability by increasing income, broadening our revenue base and generating a favorable return on invested capital. In periods when we increase the level of IT procurement services, we anticipate that our overall blended gross margin percentages will be lower, even as our gross profits increase, as the normal margins on procurement activities are lower than the margins from our traditional facilities and systems integration services.

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

In prior years, our depreciation related to equipment and other fixed assets used in revenue-generating activities was minimal. Following the significant capital investments recently made in our new Georgetown, Texas integration facility, we began in the current year reporting as a component of cost of revenues the depreciation related to revenue-generating activities. That depreciation classified as cost of revenue amounted to $2.7 million in the current year, with zero reported in the prior year.

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive and equity-based compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, professional fees, facility costs, and insurance. As a percentage of gross profit, SG&A fees increased from 59% in 2024 to 64% in 2025, primarily due to higher non-cash equity-based compensation in the current year. In dollar terms, our SG&A expenses increased by $7.4 million (64%) due to higher non-cash equity based compensation, headcount and related compensation costs to support the growing scale of the organization combined with higher accruals for incentive compensation tied directly to the improvements in sales and earnings.

Depreciation and Amortization Outside of Cost of Revenues

Depreciation and amortization not allocated to cost of revenues increased from $0.6 million in 2024 to $1.1 million in 2025 in line with the overall growth in the business and the larger Georgetown facility now fully operational.

Bank Factoring Fees

Bank factoring fees increased from $2.7 million in the prior year period to $3.7 million in 2025. As a percentage of recorded revenues, factoring fees improved from 1.8% in 2024 to 1.5% in 2025. However, the basis on which we are charged factoring fees is the gross billings factored, which includes the amount of procurement revenues “netted” out for GAAP-basis procurement revenues, as presented in the table in the Non-GAAP Revenue, Gross Profit and Gross Margins section above. Calculated as a percentage of those gross billings on which we are charged, our bank factoring fees improved from 1.4% in 2024 to 1.1% in 2025. That is due primarily to lower prevailing interest rates in 2025 on which the charges are based, combined with a negotiated one-time $0.3 million reduction of 2025 fees for a bank system issue not expected to recur. During 2025, the bank that factors these receivables encountered a system issue that delayed certain payments to us. In an effort to maintain a good relationship with us, the bank agreed to waive $0.3 million of the factoring fees to which it was otherwise entitled. Excluding the benefit of that negotiated one-time credit which we do not expect to recur in future periods, factoring fees improved from 1.5% of factored billings in 2024 to 1.2% in 2025.

Loss on Sale or Disposal of Assets

As discussed above, we were reimbursed in 2024 approximately $1.7 million to enable our Round Rock facility to integrate AI computer racks for our largest OEM customer, and were amortizing that reimbursement into our systems integration revenues over the estimated three-year useful life of the assets. We were also deprecating the related fixed assets over that same three-year estimated useful life. At December 31, 2025 and following the move to our new integration facility, we determined it is no longer likely we will perform any integration activities in our Round Rock facility, and accordingly that there was no remaining utility to the majority of the reimbursed assets. Therefore, the remaining $0.7 million net book value of the fixed assets was charged as a “loss on sale or disposal of assets” at December 31, 2025. In the same period, we also accelerated recognition of approximately $0.8 million of the related reimbursement which is included in the 2025 systems integration revenues. We do not currently expect any similar loss on sale or disposal or acceleration of reimbursement recognition in future periods. Our Round Rock facility is currently idle, as we seek additional business to utilize the space or to sublease the space if not otherwise used in our operations.

Operating Income

Operating income was $6.3 million in 2025 compared to $5.8 million in 2024. While total operating costs grew 57% and gross profit grew 45%, operating income increased by 10%, or $0.6 million. The lesser growth in operating income was due in part to increased depreciation on the Georgetown facility and an impairment of assets held at the Round Rock facility that are no longer expected to be used.

The 66% growth in total revenues in 2025 compared to 2024, combined with the slight decrease in blended gross margins and $2.7 million of depreciation related to revenue-generation in 2025, drove a 45% increase in gross profit from 2024 to 2025. Net of an increase in operating costs, primarily administrative costs, combined with an increase in bank factoring fees on higher revenues and a loss on disposal of assets that was more than offset by incremental revenues, operating income increased by $0.6 million, or 10% for the full year.

Interest expense

In 2025, we recorded interest expense of $0.7 million related to the bank debt we incurred to finance a portion of the build-out of our new Georgetown facility. We had no such interest expense in 2024, as a smaller amount of debt was outstanding for only a single day in 2024 following signing of the construction loan on December 31, 2024 which converted into a term loan on July 5, 2025.

Interest income

Interest income increased from $0.6 million in 2024 to $1.7 million in 2025 primarily due to the larger cash balances held during the year. The larger cash balance held was driven by the $55.3 million net proceeds we realized from a public offering of our common stock in August 2025 combined with the growth in revenues in 2025. While we incurred additional bank factoring fees related to the increased revenues, the use of that factoring program also accelerates our collection of accounts receivable such that we typically receive payment from our largest customer (via the factoring program) 30-45 days before we are required to pay our vendors, providing us short-term use of incremental working capital on which we earn interest income.

Other expense (income)

In the current period, we recorded $0.2 million of other income, compared to $0.2 million of other expense in 2024. As part of our move to Georgetown, Texas, we negotiated a one-time grant of $0.2 million from the local economic development committee tied to a variety of factors including the signing of a 10-year lease, adding a minimum amount of capital expenditures to that leased facility, and employing a certain number of individuals at a minimum compensation level. In the fourth quarter of 2025, the economic development committee verified our satisfaction of those obligations and paid us the one-time grant of $0.2 million, which was recorded as other income in the current year. We do not expect this credit to recur in future periods. However, in addition to the $0.2 million one-time grant, we also negotiated and were awarded certain tax incentives related to our move to Georgetown. For the next 10 years, the city agreed to reduce by 25% the real property taxes otherwise due on the capital improvements we made to the property, and to reduce buy 50% the taxes otherwise due on tangible personal property. We expect the benefit of these tax abatements will be reflected in future periods in our cost of revenues, where we currently record the majority of our property tax expenses.

Income tax expense

Due to a history of consolidated net operating losses, we had previously recorded a full valuation allowance against our deferred tax asset (“DTA”). The minimal income tax expense recorded in recent periods represented primarily Texas state franchise tax, with any federal taxes offset by a partial utilization of the DTA and related release of the offsetting valuation allowance. In light of our improved financial performance and expectation of continued generation of taxable income in future periods such that we now believe it is more likely than not that we will utilize the majority of our net DTA in future periods, we reversed in the quarter ended December 31, 2025 the majority of the valuation allowance we had previously recorded against our DTA. The small remaining valuation allowance relates primarily to DTAs for state taxes in states in which we no longer generate substantial revenues, such that we expect those state DTAs may expire before we are able to utilize them. Our current year income tax benefit of $7.6 million is comprised of a $7.9 million increase in the net recorded deferred tax asset driven by the release of the valuation allowance, partially offset by $0.3 million of income tax expense related to the current period operations. The tax expense related to current period operations is well below the federal 21% rate that might otherwise be expected primarily due to the immediate deduction allowed for much of the fixed asset additions in the current period as allowed under the “One Big Beautiful Bill Act” enacted in 2025.

Net Income

As a result of our increased operating income, improvements in net interest expense and other income, combined with the release of the valuation allowance on our DTA, net income for the year ended December 31, 2025 was $15.1 million, or $0.56 per diluted share compared to $6.0 million net income, or $0.24 per diluted share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity on December 31, 2025 are our cash and cash equivalents on hand and projected cash flows from operating activities. In August 2025, we sold 3,450,000 shares under this shelf registration statement for a gross value of $55.7 million ($16.15 per share), resulting in net proceeds to the Company of $55.3 million after deducting $0.4 million of related issuance costs and substantially increasing our available liquidity and capital resources.

As discussed above, we moved to a new facility in 2025 and invested approximately $40 million in capital expenditures to build out that facility, $32.7 million of which was added in 2025. We financed those investments with cash on hand and two related loans from Susser Bank, totaling $25 million. Of that total, $8.7 million was drawn down in 2024, with the remaining $16.3 million borrowed in 2025. In the fourth quarter of 2025, the bank approved us repaying approximately $5 million of the loan balance with previously held restricted cash. Following the initial construction period during which we were required to pay only accrued interest, in July 2025, the loan converted to a fully amortizing term loan with a maturity date roughly approximating the original term of the long-term AI rack integration agreement we signed with our OEM customer in 2024 prior to extending that agreement in 2025. We anticipate receiving funds from our customer that offset the debt service for the full term of this debt and the majority of the costs to operate the new facility as most of that facility is dedicated to that activity.

The majority of the Company’s receivables are from a single customer with 80-day payment terms. We generally factor our receivables from that customer through a bank factor, so that we are paid within 2-3 days of invoicing rather than needing to wait the full term to receive funds. We believe this is an efficient program, as we estimate the effective annualized interest rate to utilize that program is less than the rate at which we could borrow funds. We hold excess funds in interest-bearing accounts so that we can earn some interest income on the funds we receive immediately from the factoring program but do not have to pay to our vendors for 30-45 days on typical payment terms.

As of December 31, 2025, and 2024, we had cash and cash equivalents of $85.5 million and $23.2 million, respectively. Of the cash held at December 31, 2024, $5.0 million was held in a money market account as collateral against our outstanding bank debt and therefore was not immediately accessible other than to use for repayment of the debt. This restriction was released in 2025 and applied as a paydown of the outstanding balance of our debt.

Significant sources and uses of cash

Operating activities:

Cash provided by operating activities was $34.9 million in 2025, compared to $15.3 million of cash provided by operating activities in 2024. This change in cash provided by operating activities is due in large part to the timing of large AI rack integration and procurement deals near the end of 2025 which were not completed and that resulted in a net change in deferred revenues of $10.5 million. The next largest contributor to the growth in 2025 cash flow from operations was the improved net income, net of the non-cash reversal of the valuation allowance on our deferred tax asset, and $6.8 million of tenant improvement funds received from our landlord in November 2025.

The $15.3 million of cash flow from operating activities in 2024 was primarily attributable to the significant increase in contribution from the AI-rack integration services combined with the financial impacts of our procurement services and the large increase in procurement services near the end of 2024 for which we had already been paid under our factoring program but for which we had not yet paid our vendors. Related primarily to the lease for our new integration facility, our operating cash flows in 2024 also reflected large increases in the lease right-of-use asset of $20.2 million, largely offset by an increase in operating lease liabilities of $20.2 million.

Despite the recent improvements in our earnings, financial position and liquidity, there can be no assurance as to the Company’s ability to continue to operate profitably or to scale its business operations on terms upon which additional financing might be available.

Investing activities:

Investing activities consisted of $32.7 million in 2025 primarily for the buildout of our leased integration facility and headquarters in Georgetown, Texas.

Financing activities:

Financing activities provided a net cash inflow of $60.2 million in 2025 compared to a net inflow of $4.6 million in 2024. In August 2025, we sold 3,450,000 shares of our common stock, netting cash inflows of $55.3 million after transaction costs, significantly increasing funds available to invest in future expansion and growth opportunities. In addition, we also received loan proceeds of $16.3 million to finance a portion of our Georgetown facility build-out. These cash inflows were partially offset by $6.6 million of debt repayments and $4.9 million of cash used to repurchase treasury stock from employees who opted to net-settle the vesting of restricted stock to satisfy tax obligations and the exercise price and tax withholding obligations when exercising stock options in 2025.

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations, or our costs may exceed our estimates. Further, our estimates may change, and future events or developments may also affect our estimates. Any of these factors may change our expectations of cash usage during 2026 and beyond or significantly affect our level of liquidity, which may require us to take other measures to raise funds or reduce our operating costs in order to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially impact our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations and to service our debt including principal payments of $4.0 million scheduled in the coming twelve months plus related interest payments. We also raised additional funds during 2025 in a public offering of our common stock primarily to provide funds that we may invest to further grow or expand our service offerings through either organic and inorganic opportunities, or a combination of both. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses, further expand our facility, or operate both facilities. While we have no immediate plans to do so and there are no assurances that we could issue equity or other securities on terms that are satisfactory to us, we could raise an additional $94.3 million under our currently effective shelf registration statement to fund further growth, acquisitions or other needs.

Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements.

New Accounting Pronouncements

See Note 1, Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our debt, with an outstanding principal balance of $18.4 million at December 31, 2025, bears a variable interest rate that fluctuates with prevailing 1-month SOFR (Secured Overnight Financing Rate). We cannot accurately predict whether effective rates will increase or decrease, or by what degree. Hypothetically, if annual rates were to average twenty-five basis points (0.0025%) higher or lower than current rates over the next twelve months, we would expect our annual interest expense to increase or decrease, respectively, by approximately $46,000. In the most recent year ended December 31, 2025, this exposure has increased as the outstanding principal balance of the debt has increased from $8.7 million to $18.4 million.

The rates we pay to factor the gross value of the majority of our accounts receivable are also based on prevailing SOFR and increases or decreases in prevailing SOFR will increase or decrease the related factoring costs, recorded as interest expense. Assuming a hypothetical gross value of accounts factored of $350 million and a 78-day effective period (80-day terms on our accounts receivable in which our customer pays the bank factor minus the two days in which our bank factor typically pays us), a hypothetical twenty-five basis point increase or decrease in prevailing SOFR would result in an increase or decrease of annual interest expense, respectively, of approximately $187,000.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

TSS, Inc.

Georgetown, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of TSS, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Release of Valuation Allowance related to Deferred Tax Assets

As described in Note 5 to the consolidated financial statements, the Company’s valuation allowance decreased by $8.9 million during the year ended December 31, 2025. Based on the Company’s recent earnings trend and expectations of continuing taxable income, enhanced by signing the extension of the long-term AI rack integration agreement in December 2025, the Company has determined that it is more likely than not that they will realize the tax benefit of its deferred tax assets, with certain limited exceptions. In determining the provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability.

We identified the evaluation of the release of the valuation allowance for certain deferred tax assets as a critical audit matter due to significant judgments as to whether sufficient projected future taxable income will be generated to support the valuation allowance release. Auditing these assumptions involved especially subjective and challenging auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the use of income tax professionals.

The primary procedures we performed to address this critical audit matter included:

•

Assessing the reasonableness and the appropriateness of management’s judgments and assumptions used to support the projected future taxable income relative to the historical performance of the Company.

•

Utilizing income tax professionals to assist in the evaluation of the Company’s conclusions with respect to the forecasts of future taxable income used in the determination of the realizability of the deferred tax assets, including the need for a valuation allowance.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2025.

Austin, Texas

March 17, 2026

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

Fort Worth, Texas

April 15, 2025

TSS, Inc.

Consolidated Balance Sheets

(in ’000 except per-share amounts)

	December 31, 2025	December 31, 2024

Current Assets:
Cash and cash equivalents	$85,510	$23,222
Contract and other receivables, net of allowance of $0.0 and $7.0	12,501	16,203
Costs and estimated earnings in excess of billings on uncompleted contracts	3,011	851
Inventories, net	15,966	17,673
Prepaid expenses and other current assets	1,642	248
Total current assets	118,630	58,197
Property and equipment, net	38,076	8,591
Lease right-of-use asset	15,294	24,213
Goodwill	780	780
Deferred tax asset, net	7,917	-
Other assets	4,238	4,787
Total assets	$184,935	$96,568

Current Liabilities:
Accounts payable	$46,362	$35,770
Accrued expenses and other current liabilities	6,273	17,570
Deferred revenues, current	13,928	2,613
Long-term debt, current	4,010	-
Lease liabilities, current	1,994	966
Total current liabilities	72,567	56,919
Non-current Liabilities:
Long-term debt, net, non-current	14,004	8,200
Lease liabilities, non-current	21,629	23,540
Deferred revenues, non-current	-	771
Other non-current liabilities	100	-
Total non-current liabilities	35,733	32,511
Total liabilities	108,300	89,430

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 49,000 shares authorized; 27,593 and 25,250 issued; 27,593 and 23,107 outstanding at December 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	121,842	74,200
Treasury stock, at cost; no shares at December 31, 2025 and 1,849 shares at December 31, 2024	-	(6,730)
Accumulated deficit	(45,210)	(60,335)
Total stockholders’ equity	76,635	7,138
Total liabilities and stockholders’ equity	$184,935	$96,568

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Operations

(in ’000 except per-share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Procurement	$197,476	$117,519	$38,515
Facilities management	7,906	8,005	7,067
System integration	40,337	22,620	8,817
Total revenues	245,719	148,144	54,399
Cost of revenues
Cost of revenues	210,665	125,793	43,398
Cost of revenues – depreciation and amortization	2,672	-	-
Total cost of revenues	213,337	125,793	43,398
Gross profit	32,382	22,351	11,001

Operating expenses:
Selling, general and administrative	20,650	13,240	8,931
Depreciation and amortization	1,093	608	320
Bank factoring fees	3,659	2,737	1,971
Loss on sale or disposal of assets	658	-	-
Total operating expenses	26,060	16,585	11,222
Income (loss) from operations	6,322	5,766	(221)

Interest expense	651	-	-
Interest income	(1,657)	(562)	(355)
Other expense (income)	(205)	194	-
Pre-tax income	7,533	6,134	134
Income tax expense (benefit)	(7,592)	158	60
Net income	$15,125	$5,976	$74

Earnings per common share - Basic	$0.61	$0.27	$0.00
Earnings per common share - Diluted	$0.56	$0.24	$0.00

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in ‘000)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance December 31, 2022	23,197	$2	$71,522	(1,657)	$(2,205)	$(66,385)	$2,934
Restricted stock vested	336	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(105)	(40)	-	(40)
Stock-based compensation	-	-	581	-	-	-	581
Net income	-	-	-	-	-	74	74
Balance at December 31, 2023	23,533	$2	$72,103	(1,762)	$(2,245)	$(66,311)	$3,549
Restricted stock vested	674	-	-	-	-	-	-
Stock options exercised	1,710	1	862	-	-	-	863
Treasury shares repurchased	-	-	-	(754)	(4,485)	-	(4,485)
Stock-based compensation	-	-	1,235	-	-	-	1,235
Treasury shares retired	(667)	-	-	667	-	-	-
Net income	-	-	-	-	-	5,976	5,976
Balance at December 31, 2024	25,250	$3	$74,200	(1,849)	$(6,730)	$(60,335)	$7,138
Issuance of common stock, net of offering costs	3,450	-	55,303	-	-	-	55,303
Restricted stock vested	909	-	-	-	-	-	-
Stock options exercised	97	-	17	-	-	-	17
Treasury shares repurchased	-	-	-	(264)	(4,904)	-	(4,904)
Treasury shares retired	(2,113)	-	(11,634)	2,113	11,634	-	-
Stock-based compensation	-	-	3,956	-	-	-	3,956
Net income	-	-	-	-	-	15,125	15,125
Balance at December 31, 2025	27,593	$3	$121,842	-	$-	$(45,210)	$76,635

See accompanying notes to consolidated financial statements.

TSS, Inc.

Consolidated Statements of Cash Flows

(in ’000)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$15,125	$5,976	$74
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,765	608	320
Stock-based compensation	3,956	1,235	581
Provision for inventory reserve	398	-	-
Amortization of debt issuance costs	62	-	-
Non-cash lease expense	1,979	851	662
Loss on sale or disposal of assets	658	-	-
Changes in operating assets and liabilities:
Contract and other receivables	3,702	(12,676)	(782)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,160)	459	(1,079)
Inventories	1,309	(15,330)	(1,481)
Prepaid expenses and other assets	(1,075)	(4,004)	(136)
Deferred tax assets	(7,917)	-	-
Right-of-use assets	131	(21,002)	(7)
Accounts payable and accrued expenses	(1,640)	38,978	(7,254)
Deferred revenues	10,544	14	1,290
Operating lease liabilities	5,926	20,187	(457)
Other non-current liabilities	100	-	-
Net cash provided by (used in) operating activities	34,863	15,296	(8,269)
Cash Flows from Investing Activities:
Capital expenditures	(32,743)	(8,483)	(257)
Net cash used in investing activities	(32,743)	(8,483)	(257)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	16,334	8,200	-
Repayments of long-term debt	(6,582)	-	-
Proceeds from exercise of stock options	17	863	-
Proceeds from stock issuance, net of offering costs	55,303	-	-
Repurchase of treasury stock	(4,904)	(4,485)	(40)
Net cash provided by (used in) financing activities	60,168	4,578	(40)
Net increase (decrease) in cash, cash equivalents and restricted cash	62,288	11,391	(8,566)
Cash, cash equivalents and restricted cash, beginning of period	23,222	11,831	20,397
Cash, cash equivalents and restricted cash, end of period	$85,510	$23,222	$11,831

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$423	$-	$-
Cash paid for bank factoring fees	$3,687	$2,595	$1,963
Cash paid for taxes:
Federal	$-	$-	$-
State:
Texas	172	79	47
Total cash paid for taxes	$172	$79	$47

Supplemental non-cash investing activities:
Additions to capital expenditures financed with accounts payable	$935	$-	$-

See accompanying notes to consolidated financial statements.

Note 1 - Significant Accounting Policies

Description of Business

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the integration of complex Artificial Intelligence (AI) technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of AI enabled data center server racks. TSS was incorporated in Delaware in December 2004. In the second quarter of 2025, we relocated our corporate offices and primary integration facility from Round Rock, Texas to Georgetown, Texas and continued to operate a secondary integration facility in our Round Rock facility for approximately one additional quarter before all operations were migrated to our new facility in Georgetown.

Basis of Presentation

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The reclassifications are:

(i)

On our statements of operations, we now present interest expense and bank factoring fees separately, and have reclassified and relabeled bank factoring fees to be included in income from operations and interest expense to be exclusive of bank factoring fees, whereas we presented a single amount “interest expense” in the prior year presentation

a.	As previously disclosed in the notes to our financial statements, prior year amounts presented as interest expense represented only bank factoring fees
b.

As we had bank debt outstanding throughout the year ended December 31, 2025, we reclassified and relabeled bank factoring fees onto a separate line item in our income statement and present interest expense separately from bank factoring fees.

(ii)

In the supplemental disclosures to our statements of cash flows, we now present cash paid for bank factoring fees separately from cash paid for interest whereas these were combined in a single line item of cash paid for interest in the prior year presentation

(iii)	Accrued expenses which were previously included within the line item “accounts payable and accrued expenses” are now presented separately, and
(iv)	On the statement of cash flows, we now present non-cash lease expense separately from the change in lease right-of-use asset.

These reclassifications had no net effect on our reported results of operations, financial position or cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary VTC, L.L.C. dba Total Site Solutions. All intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents including money market accounts, accounts receivable, accounts payable and debt.

Based primarily on the short-term nature of cash and cash equivalents, we estimate that their carrying amount approximates their fair value at December 31, 2025 and December 31, 2024. We consider the fair value of our cash and cash equivalents, including money market accounts, to be measured using Level 1 inputs.

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

Revenue Recognition

We recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative stand-alone selling prices or cost-plus markup as appropriate, depending on the nature of each transaction.

Maintenance services

We generate maintenance services revenues by providing our customers with as-needed maintenance and repair services on MDCs during the contract term. Our contract terms are typically one year in duration, are billed annually in advance, and are non-cancelable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services using a time-based input method, ratably over the contract term, because the performance obligation represents a stand-ready service and the customer receives and consumes the benefit of having access to maintenance support evenly throughout the contract period. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment. However, our history of non-payments and bad debt expenses has been insignificant.

Integration services

We generate integration services revenues by providing our customers with customized systems and rack-level integration services. We recognize revenue upon shipment to the customer of the completed systems as this is when we have completed our services and when the customer obtains control of the promised goods.

Pursuant to a long-term agreement signed in 2024 and subsequently amended in 2025, we also recognize revenue monthly at contractually based amounts for certain billable fixed and facility costs and trained staffing levels to support a specified weekly quantity of AI-enabled racks, with staffing fees reduced for any under-staffing, as the performance obligation represents a stand-ready ability for us to support the weekly outputs. The fee for staffing is based on defined services as transferred to the customer and is variable consideration based on the Customer’s weekly demand. However, the revenue recognized is not contingent on the occurrence of any future events or subject to any estimation.

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for credit losses is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of December 31, 2025, we had no allowance for credit losses compared to a credit loss allowance of $7,000 recorded as of December 31, 2024. The account for which the allowance was provided at December 31, 2024 was subsequently collected in full in 2025 and the related allowance was reversed.

Equipment and Material sales

We generate revenues under fixed price contracts from the sale of data center and related ancillary equipment or materials to customers in the United States. We recognize revenue when the product is shipped to the customer as that is when the customer obtains control of the promised goods and when we have completed our contractual obligations. Typically, we do not receive advance payments for equipment or material sales; however, when we do, we record the advance payment as deferred revenues. Normally we record accounts receivable at the time of shipment, when our right to the consideration has become unconditional. Accounts receivable from our equipment and material sales are typically due within 30-45 days of invoicing.

Deployment and Other services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts; installation and servicing of equipment, including MDCs; and other fixed-price services including repair, design and project management services. In some cases, we arrange for a third party to perform “break-fix” and servicing of equipment upon customer request, and in these instances, we recognize revenue as the amount of any fees or commissions to which we expect to be entitled. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional.

Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenues upon completion of the procurement activity or delivery of the completed product. For any procurement activities in which we transform the product, the revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of revenues for any costs we incur to procure the related goods (“gross deals”). In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party, we have no control of the goods before they are transferred to the customer, and we do not transform the product in any way. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions to which we expect to be entitled after paying the other party for the goods or services provided to the customer (“net deals”). Accounts receivable from our procurement activities are typically due within 80 days of invoicing. The majority of the procurement activities involve us transforming the product, and as such most of these transactions are recorded on a gross basis. To accelerate the time in which we receive payment, we generally factor the procurement services receivables utilizing a program that we estimate has an effective annualized interest rate below the rate at which we could borrow funds. Regardless of whether the transaction is recorded as a gross deal or a net deal, the factoring fees we are charged are based on the gross value of each transaction.

The following table presents our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Year Ended December 31,
	2025	2024	2023
Facilities Management: Maintenance revenues	$3,906	$4,446	$4,543
Facilities Management: Equipment sales, deployment and other services	4,000	3,559	2,524
Total Facilities Management revenues	7,906	8,005	7,067
Systems Integration services	40,337	22,620	8,817
Procurement services	197,476	117,519	38,515
TOTAL REVENUES	$245,719	$148,144	$54,399

The following table presents our revenues disaggregated by timing of revenue recognition (in ’000’s)

	Year Ended December 31,
	2025	2024	2023
Revenues recognized at a point in time	$227,577	$139,577	$49,856
Revenues recognized over time	18,142	8,567	4,543
TOTAL REVENUES	$245,719	$148,144	$54,399

The following table presents our revenues disaggregated by contract type (in ’000’s)

	Year Ended December 31,
	2025	2024	2023
Revenues recognized on time and materials contracts	$4,000	$3,599	$2,524
Revenues recognized on fixed-price contracts	241,719	144,545	51,875
TOTAL REVENUES	$245,719	$148,144	$54,399

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

Shipping and handling costs

Costs for shipping and handling activities are recorded as cost of sales and are expensed as incurred. We accrue costs for shipping and handling activities that occur after control of the promised good or service has been transferred to the customer.

Remaining Performance Obligations and Deferred Revenue

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of December 31, 2025, total remaining performance obligations and deferred revenue were $129 million. The remaining performance obligation includes:

•	$561,000 of deferred revenue for our maintenance contracts, all of which are expected to be recognized within one year,
•	$13,367,000 of deferred revenue for procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year,
•	$115,100,000 related to performance obligations which we expect to complete with durations greater than one year. This amount excludes variable consideration and is expected to be recognized ratably over the term of a long-term agreement.

Contract liabilities consisting of deferred revenues were $3,384,000 on December 31, 2024, and $3,370,000 on December 31, 2023. Substantially all of the recorded deferred revenues at December 31, 2024 and December 31, 2023 had been earned and recorded as revenues in the years ended December 31, 2025 and 2024, respectively.

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

The following customer accounted for a significant percentage of our revenues for the periods shown:

	Year Ended December 31,
	2025	2024	2023
US-based IT OEM	99%	99%	96%

No other customer represented more than 10% of our revenues for any period presented. Our US-based IT OEM customer represented 98% of our accounts receivable at December 31, 2025 and 98% at December 31, 2024. No other customer represented more than 10% of our accounts receivable at either date.

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

	Year Ended December 31,
	2025	2024	2023
Aggregate gross amount factored	339,765	184,000	137,000
Financing fees paid	3,687	2,595	1,963

Financing fees were recorded as bank factoring fees in our consolidated statements of operations or in deferred costs if it is related to projects for which revenue has not yet been recognized at the time the expense was recognized, as such there may be differences in the total amount of cash paid in the period. The total amounts factored exceed our total recorded revenues, as the factoring fees apply to the gross value of receivables collected through the program, while we record only our agent fee on procurement contracts as revenue for any procurement activity that is shipped directly from third parties to the end customer.

Concentration of Credit Risk

We are economically dependent upon our relationship with a large US-based IT OEM. If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to them would significantly reduce our revenue.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. For awards with performance-based vesting criteria, we recognize expense once it is deemed probable that the performance criteria will be met. We award shares of restricted stock and stock options to employees, managers, executive officers, and directors for both incentive and retention purposes.

During the years ended December 31, 2025, 2024, and 2023, we incurred approximately $4.0 million, $1.2 million and $0.6 million, respectively, of non-cash stock-based compensation expense which was included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $85.5 million and $18.2 million on December 31, 2025, and 2024, respectively, almost all of which exceeded FDIC insured limits. At December 31, 2024, we additionally had $5.0 million of restricted cash in a money market account held by our bank as collateral for our outstanding bank debt, which also exceeded FDIC insured limits. In December 2025, that restriction was released and almost all of those funds were used to pay down a portion of the outstanding loan balance held at Susser Bank, and restrictions were released on the remainder of that deposit. This balance was classified with cash and cash equivalents at December 31, 2024.

Contract and Other Receivables

Accounts receivable are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts.

Allowance for Credit Losses

We recognize an allowance for credit losses in an amount equal to the current expected credit loss, which is based on historical loss experience, factors related to the specific credit risk of each customer, current receivable aging, and management’s expectation and reasonable and supportable forecast of future conditions. Historically our credit losses have been minimal. We perform credit evaluations of new customers and may require prepayments or the use of bank instruments such as trade letters of credit to mitigate credit risk. We monitor outstanding amounts to limit our credit exposure to individual accounts. We continue to pursue collection even if we have fully provided for an account balance.

The following table summarizes the changes in our allowance for credit losses (in ’000):

	December 31,
	2025	2024
Balance at beginning of year	$7	$7
Additions charged to expense	14	-
Recovery of amounts previously reserved	(21)	-
Amounts written off	-	-
Balance at end of year	$-	$7

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

Property and Equipment

Property and equipment are recorded at cost, including interest incurred during the construction phase of assets financed at least partly with debt. We provide for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. Depreciation expense directly related to our revenue producing activities is recorded as a component of cost of revenues in our consolidated statements of operations; the remainder is classified in operating expenses. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction or the date of determination that the assets have been impaired.

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

U. S. GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we review for indicators of impairment as “Step Zero” of the annual impairment test and if any exist, we compare the fair value of the reporting unit with its carrying amount. If that fair value exceeds the carrying amount, no impairment charge is required to be recorded. If the carrying value exceeds the reporting unit’s fair value, we would recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of a reporting unit will be determined using a discounted cash flow analysis, which requires the use of estimates and assumptions. Significant assumptions that may be required include forecasted operating results, and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may have a material impact on the conclusions reached.

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of goodwill during an interim period, we will evaluate our goodwill for impairment. The Company performed a qualitative analysis of our goodwill on December 31, 2025, and 2024 and concluded there was no impairment. The valuation results indicated that the fair value of our reporting units was greater than the carrying value for each of our reporting units. Thus, we concluded that there was no goodwill impairment on December 31, 2025, or 2024. On December 31, 2025, and 2024, the carrying value of goodwill was $0.8 million.

In any period with a reported value of intangible assets with definite lives, our policy is to review those intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset. Our recorded intangible assets with definite lives were fully amortized at December 31, 2025 and 2024; accordingly, no such impairment review was necessary during 2024 or 2025.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses generated prior to 2018 and not utilized can be carried forward for 20 years to offset future taxable income. As we now have a history of continued net income and income from operations for the last two years, and anticipate being able to continue generating taxable income, we determined it was more likely than not that we will be able to utilize the majority of our deferred tax assets. As a result, we have released most of the valuation allowance we had previously recorded, keeping in place the valuation allowance related to state income taxes in states in which we no longer generate revenue or taxable income. As a percentage of our pre-tax earnings, the income tax expense presented on our statements of operations is substantially less than one might normally expect to see, as we were able to utilize our deferred tax asset to offset any current federal income taxes due in 2023 and 2024, and reduce the valuation allowance by an equal amount of the deferred tax asset utilized, leaving primarily state income taxes reported as income tax expense for the periods. The income tax benefit recorded in 2025 reflects the reversal of the majority of our deferred tax asset net of the tax expense related to current year activities. We recognize any interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Earnings Per-Common Share

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purposes of determining diluted earnings per share, includes the effects of dilutive unvested restricted stock and options to purchase common stock. The effect of such potentially dilutive common stock is computed using the treasury stock method.

Treasury Stock

We account for treasury shares using the cost method. Purchases of shares of common stock are recorded at cost and result in a reduction of stockholders’ equity. In December 2025, the Company’s Board of Directors authorized the retirement of all treasury shares previously held and future retirement of any shares repurchased as a result of employees’ decision to net-share settle to fulfill any tax withholding requirements or amounts due to exercise options. Accordingly, we reduced the recorded par value and additional paid-in capital, as the Company has an accumulated deficit, amounts by an amount equal to what was previously recorded for treasury stock.

Commitments and Contingencies

In the ordinary course of business, the Company may be subject to claims, lawsuits, and proceedings. Management evaluates such matters based on available information and, when necessary, records an accrual for estimated losses. The Company also enters into purchase commitments, subcontractor arrangements, and other contractual obligations in the normal course of operations. Although many of these commitments do not meet the criteria for recognition as liabilities under U.S. GAAP, the Company may provide disclosure of material non‑cancelable or otherwise significant commitments to provide users of the financial statements with additional information about future cash flow requirements.

As of December 31, 2025, management determined that no legal matters required accrual or disclosure, and any additional commitments disclosed elsewhere in the notes represent contractual obligations rather than contingencies.

Defined Contribution Plan

The Company sponsors a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. Effective January 1, 2024, the employer matching contribution was 50% of each participant’s employee contributions of up to 6% of eligible wages during the period. During the fiscal years ended December 31, 2025 and 2024, the Company recognized expense of $0.3 million and $0.2 million, respectively, related to matching contributions.

Recently Adopted Accounting Pronouncements

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires that an entity disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Further, this ASU requires certain disclosures of state versus federal income tax expense and taxes paid. We adopted this guidance on a prospective basis effective for the annual period ended December 31, 2025. It did not have a material impact on our financial results of operations or financial position, other than the enhanced disclosures.

Recently Issued Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which updates the guidance for determining when capitalization of internal-use software costs should begin. The amendments are effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively to software costs incurred after adoption or through a modified prospective approach based on the status of software development projects at the date of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU will first apply to us in the fiscal quarter ending March 31, 2028. Adoption of this ASU can be applied using either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

Note 2 - Supplemental Balance-sheet Information

Receivables

Contract and other receivables consisted of the following (in $000’s):

	December 31, 2025	December 31, 2024
Contract and other receivables	$12,501	$16,210
Allowance for credit losses	-	(7)
Contract and other receivables, net	$12,501	$16,203

Contract assets and other receivables, consisting of accounts receivable, were $3,527,000 at December 31, 2023.

Inventories

We state inventories at the lower of cost or net realizable value (in $000’s) as follows:

	December 31, 2025	December 31, 2024
Raw Materials	$195	$201
Work in Process	73	120
Finished Goods	16,117	17,373
Reserve	(419)	(21)
Inventories, net	$15,966	$17,673

Property and equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful	December 31,
	Lives	2025	2024
	(years)
Trade equipment	5-10	$6,154	763
Leasehold improvements	2-10	34,640	2,328
Furniture and fixtures	5-7	725	140
Computer equipment and software	3	995	2,363
Construction in Process	N/A	-	6,701
		42,514	12,295
Less accumulated depreciation and amortization		(4,438)	(3,704)
Property and equipment, net		$38,076	8,591

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $3.8 million, $0.6 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents interest capitalized as property and equipment, as the related debt was used to finance the build-out of a portion of the capital expenditures (in $000’s):

	December 31,
	2025	2024	2023
Capitalized interest	$719	$-	$-

At December 31, 2025 and following the move to our new integration facility, we determined it is no longer likely we will perform any integration activities in our Round Rock facility, and accordingly that there was no remaining utility to the majority of the leasehold improvement assets. Therefore, the remaining $0.7 million net book value of the fixed assets was charged as a “loss on sale or disposal of assets” at December 31, 2025 to our Systems Integration segment.

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in $000’s):

	December 31, 2025		December 31, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(906)
Acquired software	$234	$(234)	$234	$(234)

Goodwill attributable to reporting segments (in $000’s ):

	December 31, 2025	December 31, 2024
Facilities Management	$643	$643
Systems Integration	137	137
Total	$780	$780

We recognized no amortization expense related to intangibles for the years ended December 31, 2025 or 2024, and $35,000 for the year ended December 31, 2023.

Other Assets

Other assets, non-current is comprised of the following amounts (in $000’s):

	December 31,
	2025	2024
Deposits	$2,109	$2,109
Other non-current assets, net	2,129	2,678
Balance at end of year	$4,238	$4,787

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in $000’s ):

	December 31,
	2025	2024
Accrued expenses	3,723	15,523
Compensation, benefits and related taxes	2,070	1,774
Other accrued expenses	480	273
Total accounts payable and accrued expenses	$6,273	$17,570

Long-Term Debt

Long-term debt, non-current consisted of the following (in $000’s ):

	December 31,
	2025	2024
Borrowed funds (bank loan; see Note 3)	$18,419	$8,667
Less deferred debt issuance costs, net of accumulated amortization	(405)	(467)
Less long-term debt, current portion	(4,010)	-
Long-term debt, net, non-current	$14,004	$8,200

Amortization of deferred debt issuance costs began in the quarter ended June 30, 2025, once construction of the Georgetown facility was substantially complete. We amortized $62,000 of the deferred financing costs to interest expense during the year ended December 31, 2025, with no such amortization in the prior year. As of December 31, 2025, the effective interest rate on the Company's long-term debt was 6.9%

Note 3 - Long-Term Debt

In May 2024, we renewed our revolving line of credit (the “revolving line of credit”) with Susser Bank (“Lender”) pursuant to a Business Loan Agreement (Asset Based) effective May 5, 2024. The obligations under the revolving line of credit were secured by substantially all of our accounts receivable. Our wholly owned subsidiaries jointly and severally guaranteed our obligations under the revolving line of credit. We terminated the revolving line of credit on December 31, 2024 when we entered into a new credit agreement with Susser Bank described below. There were no borrowings outstanding on the revolving credit facility during the years ended December 31, 2024 and 2023.

On December 31, 2024, we entered into a new Credit Agreement (the “Credit Agreement”) with Susser Bank to fund improvements at the Georgetown, Texas location we leased on December 2, 2024 to which we have now moved our headquarters and operations. The Credit Agreement provides for a $20.0 million term loan facility, and the option for additional incremental term loans of up to $5.0 million (the “accordion feature”), pending Lender approval. Upon closing on December 31, 2024, we borrowed $8.7 million, with $5.0 million of that amount deposited in a required interest-bearing cash collateral account, $3.4 million reimbursed to us for capital expenditures previously funded with our operating cash, and $0.3 million funding loan closing costs. During the year ended December 31, 2025, we borrowed the remaining $11.3 million of available funds, bringing the total amount borrowed to $20.0 million. Per its terms, we made interest-only payments through July 5, 2025. On July 5, 2025, the loan converted to a fully amortizing term loan with a final due date of January 5, 2030 and monthly payments of approximately $437,000 beginning on August 5, 2025. On September 17, 2025, we exercised the accordion feature on our Credit Agreement, increasing the amount borrowed by $5.0 million, The additional $5.0 million had the same terms, including the interest rate, maturity date and payment terms as those of the original $20.0 million term loan. As the loan bears a floating interest rate, the total payment will fluctuate from time to time with prevailing interest rates. The loan was secured by a $5.0 million cash deposit held in a money market account with related earnings payable to the Company and substantially all of the company’s assets. The restriction on the $5.0 million cash deposit was released in December 2025, with the majority of those funds used to retire the accordion loan, and the remaining funds were released to us. Interest accrues at a rate per annum equal to 1-month SOFR plus 3.0%, subject to a 4.5% floor. Upon an event of default, interest would accrue at a rate equal to the normal rate plus 2.0%. Following the borrowing and subsequent full repayment of the accordion loan, the remaining loan balance is related solely to the original term loan, and monthly payments have returned to approximately $0.4 million.

The Credit Agreement includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. It also includes customary negative covenants including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The Loan Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of ownership defaults. Financial covenants require us to maintain a leverage ratio, as defined in the agreement, of no more than 2.75x through September 30, 2026; and 2.00x after September 30, 2026, and a debt service coverage ratio, as defined in the agreement, of at least 1.25x. We were in compliance with all covenants at December 31, 2025.

As of December 31, 2025, all available funds under the Credit Agreement have been drawn.

The following table presents the aggregate future maturities of the Company’s debt as of December 31, 2025 (in $000’s):

Fiscal Year
2026	$4,010
2027	4,319
2028	4,648
2029	5,008
2030	434
Total maturities, principal amount	$18,419

Note 4 – Leasing Arrangements

We have operating leases for our office and integration facilities in both Round Rock, Texas and Georgetown, Texas as well as for certain equipment. Our leases have remaining lease terms of 2 to 113 months. We have no remaining renewal options on our Round Rock facility. We have several renewal options available on our Georgetown, Texas facility, which were evaluated at lease commencement and determined not to be reasonably certain to be renewed, as the initial term is 10 years and we cannot accurately predict whether we would be likely or unlikely to exercise such an option that far into the future. As such, it was excluded from the measurement of the right-of-use asset and lease liability.

We determine if an arrangement is a lease at its inception. Operating leases are included in the lease right-of-use assets, current lease liabilities and lease liabilities, non-current, on our consolidated balance sheets. We have elected an accounting policy to not recognize short-term leases (one year or less) on the balance sheet. We also selected a package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, we did not need to reassess whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases. Additionally, as an ongoing accounting policy election, we elected the practical expedient to not separate lease components from non‑lease components for our facility and equipment lease asset classes. As a result, each lease component and its related non‑lease components are accounted for together as a single lease component.

Right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period in which the costs are incurred. Variable lease expense is comprised of common area maintenance (CAM), property taxes and property insurance. Components of lease expense and other information is as follows (in $000’s ):

	Years ended December 31,
	2025	2024	2023
Operating lease cost:
Operating lease cost	$3,698	$1,190	$869
Variable lease cost	834	455	361
Total operating lease cost	$4,532	$1,645	$1,230

Cash paid for operating leases	2,470	929	457
New right-of-use assets – operating leases	36	20,999	16

The following presents information regarding the Company's operating leases as of December 31:

	2025	2024
Weighted average remaining lease term – operating leases (months)	104	112
Weighted average discount rate – operating leases	7%	6%

Future minimum lease payments under non-cancellable leases as of December 31, 2025, were as follows (in $000’s ):

Fiscal Year
2026	$3,667
2027	3,782
2028	3,909
2029	3,270
2030	3,120
Thereafter	15,098
Total minimum future lease payments	32,846
Less imputed interest	(9,223)
Total	$23,623

Reported as of December 31, 2025:
Current portion of lease liability	$1,994
Non-current portion of lease liability	21,629
$23,623

During the year ended December 31, 2025, the Company resolved all required contractual contingencies in order to receive the tenant leasehold improvement allowance of $6.8 million from the lessor and remeasured the associated right-of-use asset and lease liability accordingly. We collected the $6.8 million from the lessor in the year ended December 31, 2025. These funds reimbursed us for capital expenditures we had previously funded with our cash and bank debt for the build-out of our Georgetown integration facility.

Note 5–Income Taxes

The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows (in $000’s):

	Year Ended December 31,
	2025	2024	2023
U.S.	$7,533	$6,134	$134
Non-U.S.	-	-	-
Income from continuing operations	$7,533	$6,134	$134

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

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$-	$-	$-
State	325	158	60
Total current	325	158	60
Deferred:
Federal	(7,688)	-	-
State	(229)	-	-
Total deferred	(7,917)	-	-
Total provision/(benefit) for income taxes	$(7,592)	$158	$60

 The significant components of our deferred tax assets and liabilities are as follows (in $000’s):

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses and other	$516	$293
Net operating loss carryover	11,743	8,075
Goodwill and other intangibles	-	19
Deferred compensation	216	246
Lease liability	5,008	5,195
Interest expense	-	618
Other carryovers and credits	-	2
Total deferred tax assets	17,483	14,448

Deferred tax liabilities:
Prepaid expenses	$(36)	$(9)
Goodwill and other intangibles	(3)	-
Right-of-use asset	(3,242)	(5,133)
Depreciation	(6,176)	(269)
Total deferred tax liabilities	(9,457)	(5,411)
Valuation Allowance	(109)	(9,037)
Net deferred tax asset (liability)	$7,917	$-

On December 31, 2025, and 2024, we had net operating losses ("NOL”) of approximately $54 million and $37 million, respectively, to offset future taxable income. A portion of the Company’s net operating loss carryforwards will begin to expire in 2029 if not utilized sooner. Despite the increase in reported pre-tax income according to U.S. GAAP, the NOL grew during 2025 primarily due to the immediate expensing of certain fixed asset additions tied to the buildout of our Georgetown, Texas facility, as allowed under the OBBBA.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Our provision for income taxes reflects the establishment of a valuation allowance against deferred tax assets as of December 31, 2025 and 2024. Accounting Standards Codification Topic 740, “Income Taxes,” requires management to evaluate its deferred tax assets on a regular basis to reduce them to an amount that is realizable on a more likely than not basis. Based on our recent earnings trend and expectations of continuing taxable income, enhanced by signing the extension of our long-term AI rack integration agreement in December 2025, we have determined that it is more likely than not that we will realize the tax benefit of our deferred tax assets, with certain limited exceptions. Consequently, during 2025 the valuation allowance decreased by $8.9 million due to continuing operations. In determining our provision/(benefit) for income taxes, net deferred tax assets, liabilities and valuation allowances, we are required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards and applicable tax rates. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the projections.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows (in $'000, except for percentages):

	Amount	Percentage
Notional U.S. federal income tax expense at statutory rate	$1,582	21.0%
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net (a):		(0.7)
Change in valuation allowance – state	(244)	(3.2)
Other state income tax provision	193	2.5
Tax credits	-	-
Change in valuation allowance	(8,684)	(107.3)
Non-deductible charges:
Officer Compensation	2,458	24.7
Other	52	0.7
Charges/(benefits) related to uncertain tax positions	100	1.3
Stock compensation	(3,050)	(40.5)
Other	1	0.0
Effective tax rate	$(7,592)	(100.8)%

(a) State taxes in Texas comprised the majority (greater than 50%) of the tax effect in this category.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax, net of income tax benefit	2.1%	37.4%
Change in state rates	2.5%	15.4%
Effect of permanent differences	0.5%	17.5%
Non-deductible compensation	24.5%	0.0%
Stock compensation	(38.9)%	43.4%
Change in valuation allowance	(9.1)%	(88.5)%
Total	2.6%	46.2%

We have adopted the provisions of the guidance related to accounting for uncertainties in income taxes. We have analyzed our current tax reporting compliance positions for all open years, and have determined that although not necessarily material, we have identified unrecognized state tax benefits that we have added to the tabular reconciliation schedule. All of our prior federal filings from the 2022 tax year forward remain open under statutes of limitation, and operating losses generated in years prior to 2022 remain open to adjustment until the statute closes for the tax year in which the net operating losses are utilized. State filings from the 2021 tax year forward remain open under statutes of limitation. We have no federal or state income tax returns currently under examination.

As of December 31, 2025, reserves for uncertain tax positions consisted of uncertain tax positions related to state limitations on the deductibility of production costs. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. Interest and penalties accrued were $26,000 for the current year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in $’000):

	2025	2024
Beginning balance	$-	$-
Additions for tax positions of prior years	75	-
Interest and penalties on prior reserves	26	-
Reserve for uncertain income taxes	$101	$-

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements.

Note 6 –  Commitments and Contingencies

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At December 31, 2025, these open purchase order commitments amount to approximately $54.6 million, with $53.6 million of that related to our procurement segment operations. The majority of services to be delivered and inventory or equipment to be received is expected to be satisfied during the first six months of 2026 at which time these commitments will be fulfilled.

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

Note 7 – Fair Value Measurements

U. S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U. S. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2025, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities, including goodwill and property and equipment, are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 8 – Share-Based Payments

In June 2015, our stockholders approved our 2015 Omnibus Incentive Compensation Plan and reserved 2.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares. At our 2021 Annual Meeting of Stockholders our stockholders approved a further increase of 3.0 million shares of our common stock reserved for our 2015 plan. In June 2025, our stockholders approved a new 2025 Omnibus Incentive Compensation Plan (the “Plan”) and reserved a further 1.5 million shares of our common stock for issuance to employees and directors through incentive stock options, non-qualified stock options or restricted shares. On December 31, 2025, 1,492,090 shares remain available for issuance.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the express provisions of the Plan, the compensation committee has the Board of Directors' authority to administer and interpret the Plan, including the discretion to determine the form of grant, exercise price, vesting schedule and any performance criteria, contractual life and the number of shares to be issued. We have historically issued restricted stock under the Plan; however, as further incentive to key employees, the Company also issued options to purchase shares of our common stock during the years ended December 31, 2025, 2024 and 2023.

Stock-based Compensation Expense

For the years ended December 31, 2025, 2024, and 2023, we recognized stock-based compensation of approximately $3,956,000, $1,235,000 and $581,000, respectively, which was included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

As of December 31, 2025, the total unrecognized compensation cost related to unvested restricted stock and options to purchase common stock was approximately $4.6 million with a weighted average remaining vest life of 0.89 years.

Stock Options

Although we have historically issued restricted stock under the Plan, we also issued options to purchase shares of our common stock during the years ended December 31, 2025, 2024 and 2023. Option grants can have various vesting features but typically involve time-based vesting.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant and accounts for forfeitures as they occur. The following table summarizes weighted-average assumptions used in our calculations of fair value for stock-option grants for the years ended December 31, 2025 and 2024:

Black-Scholes-Merton
	2025	2024	2023
Volatility	107.6%	69.0%	69.1%
Expected life of options (in years)	5	5	5
Risk-free interest rate	3.72%	4.13%	4.19%
Dividend yield	0.0%	0.0%	0.0%

During the year ended December 31, 2025, we granted stock options to purchase 6,000 shares of common stock at a weighted-average exercise price of $17.79 per share, which reflected the 30-day weighted fair market value of the shares on date of grant. The weighted-average fair value of options granted during the year ended December 31, 2025, as determined under the Black-Scholes-Merton valuation model was $5.35.

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

The following table includes information with respect to stock option activity and stock options outstanding for the year ended December 31, 2025:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	Of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value*
Shares under option, December 31, 2024	1,563,337	$0.64	7.48	$17,543,746
Options granted	6,000	$17.79
Options exercised	(96,666)	$0.18
Options cancelled and expired	(141,667)	$1.20
Shares under option, December 31, 2025	1,331,004	$0.69	6.55	$6,464,592

*Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $1.3 million and $10.5 million respectively. There were no options exercised during the year ended December 31, 2023.

The following table summarizes non-vested stock options for the years ended December 31, 2025:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested shares under option, December 31, 2024	1,273,337	$0.50
Options granted	6,000	$16.98
Vested during period	(733,334)	$0.47
Options cancelled	(116,667)	$0.75
Non-vested shares under option, December 31, 2025	429,336	$0.73

The following table includes information concerning stock options exercisable and stock options expected to vest on December 31, 2025:

		Weighted Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Options	Life (years)	Price	Value
Stock options exercisable	901,668	5.79	$0.53	$5,813,413
Stock options expected to vest	429,336	8.16	$1.02	$651,179
Options exercisable and expected to vest	1,331,004	6.55	$0.69	$6,464,592

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

The fair value of restricted stock awarded for the years ended December 31, 2025, 2024, and 2023 was $7,243,063, $1,539,525, and $598,770 respectively, and was calculated using the value of TSS’ common stock on the grant date. The value of awards is amortized over the vesting periods of the awards considering the effect of an estimated forfeiture rate of zero associated with termination behavior for the years ended December 31, 2025, 2024, and 2023 respectively.

The following table summarizes the restricted stock activity during the years ended December 31, 2025:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested December 31, 2024	1,619,832	$1.01
Granted restricted stock	603,484	$14.33
Cancelled restricted stock	(160,973)	$2.76
Vested restricted stock	(905,994)	$1.10
Unvested December 31, 2025	1,156,349	$6.46

The weighted-average grant date fair value per restricted share granted in the years ended December 31, 2025, 2024 and 2023 was $14.33, $1.02 and $0.52, respectively.

Note 9 – Common Stock Repurchases

During the years ended December 31, 2025, 2024, and 2023, we repurchased 263,892, 753,810 and 104,711 treasury shares, respectively, with an aggregate value of approximately $4,904,000, $4,485,000 and $40,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employees’ related taxes associated with the employees’ vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance, net of the exercise price to the employee.

Note 10 – Related Party Transactions

We had no related party transactions in the years ended December 31, 2025, 2024 and 2023.

Note 11 – Net Income Per-Share

Basic and diluted income per share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purpose of determining diluted income per share, includes the effects of dilutive unvested restricted stock and options to purchase common stock. The effect of such potential common stock is computed using the treasury stock method.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations. In the table below, income represents the numerator, and shares represent the denominator (in thousands except per share amounts):

	Years Ended
	December 31,
	2025	2024	2023
Basic Earnings per share:
Numerator:
Net income	$15,125	$5,976	$74
Denominator:
Weighted-average shares of common stock outstanding	24,953	22,403	21,602
Basic Earnings per share	$0.61	$0.27	$0.00

Diluted Earnings per share:
Numerator:
Net income	$15,125	$5,976	$74
Denominator:
Weighted-average shares of common stock outstanding	24,953	22,403	21,602
Dilutive options outstanding	2,269	2,672	419
Number of shares used in diluted per-share computation	27,222	25,075	22,021
Diluted Earnings per share	$0.56	$0.24	$0.00

For the years ended December 31, 2025, 2024, and 2023, 39,000, 2,126,000 and 3,226,000 potentially dilutive shares, respectively, were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

Note 12 - Segment Reporting

Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by our President and CEO, who is our chief operating decision-maker (CODM), in assessing performance, allocating resources and awarding incentive compensation. Our CODM evaluates our operations and allocates resources on the basis of three segments, which are our reportable segments as noted below. Our revenues are substantially all derived from the U.S. market, and all revenues presented are from external customers; we have no intercompany revenues.

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

•

Systems Integration: Integrates IT equipment for OEM vendors and customers to be used inside data center environments, including MDCs. This includes AI-enabled computer technology as well as more traditional data center equipment. This segment also provides other computer equipment configuration services for our customers.

•	Facilities Management: Involved in the design, project management and maintenance of data centers and mission-critical business operations.

The CODM evaluates the performance of the segments based on segment revenue, gross profit and pre-tax income, by comparing actual results to historic results and previously forecast financial information. Segment results are exclusive of certain corporate activities and expenses that are not allocated to specific segments, and which are reconciled below to our consolidated pre-tax income.

Other consolidated assets not specifically attributable to or allocated to business segments are principally cash and cash equivalents, prepaids and deposits, certain fixed assets, and operating lease right-of use assets. Other operating expenses (income) in the following tables generally represent property taxes, rent and related costs, travel and entertainment, professional fees, office supplies and other similar items utilized by the specific reportable segments but not separately identified in the tables below as none of the costs are individually significant.

Information regarding our reportable segments is presented below (in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Year Ended December 31, 2025:
Total revenue	$197,476	$40,337	$7,906	$245,719
Cost of revenue	182,302	25,209	3,154	210,665
Cost of revenue - depreciation	-	2,672	-	2,672
Segment gross profit	15,174	12,456	4,752	32,382
Payroll and benefits excluded from cost of revenues	-	3,866	582	4,448
Depreciation and amortization expense	-	797	10	807
Bank factoring fees	3,214	375	70	3,659
Loss on sale or disposal of assets	-	658	-	658
Other operating expenses (income)	(7)	1,495	62	1,550
Interest expense	-	651	-	651
Interest income	-	-	-	-
Other expense	-	1	-	1
Segment pre-tax income	11,967	4,613	4,028	20,608
Capital expenditures	-	33,374	-	33,374

	Procurement	Systems Integration	Facilities Management	Total Segments
Year Ended December 31, 2024:
Total revenue	$117,519	$22,620	$8,005	$148,144
Cost of revenue	109,697	13,021	3,075	125,793
Cost of revenue - depreciation	-	-	-	-
Segment gross profit	7,822	9,599	4,930	22,351
Payroll and benefits excluded from cost of revenues	-	2,228	430	2,658
Depreciation and amortization expense	-	476	11	487
Bank factoring fees	2,333	307	94	2,734
Loss on sale or disposal of assets	-	-	-	-
Other operating expenses (income)	-	1,392	54	1,446
Interest expense	-	-	-	-
Interest income	-	-	-	-
Other expense	-	215	-	215
Segment pre-tax income (loss)	5,489	4,981	4,341	14,811
Capital expenditures	-	8,475	2	8,477

	Procurement	Systems Integration	Facilities Management	Total Segments
Year Ended December 31, 2023:
Total revenue	$38,515	$8,817	$7,067	$54,399
Cost of revenue	33,256	7,121	3,021	43,398
Cost of revenue - depreciation	-	-	-	-
Segment gross profit	5,259	1,696	4,046	11,001
Payroll and benefits excluded from cost of revenues	-	1,673	403	2,076
Depreciation and amortization expense	-	153	8	161
Bank factoring fees	1,779	88	104	1,971
Loss on sale or disposal of assets	-	-	-	-
Other operating expenses (income)	-	763	71	834
Interest expense	-	-	-	-
Interest income	-	-	-	-
Other expense	-	-	-	-
Segment pre-tax income (loss)	3,480	(981)	3,460	5,959
Capital expenditures	-	372	31	403

The table below reconciles total segment pre-tax income for each period presented above to consolidated pre-tax income (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total segment pre-tax income	$20,608	$14,811	$5,959
Less: Unallocated SG&A and depreciation	14,938	9,260	6,180
Plus: Unallocated interest income, net	1,657	562	355
Less other expense (plus other income)	(206)	(21)	-
Consolidated pre-tax income (loss)	$7,533	$6,134	$134

The table below presents segment total assets for December 31, 2025 and 2024 (in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Total Segment Assets at December 31, 2025	$26,159	$44,661	$903	$71,723
Total Segment Assets at December 31, 2024	19,319	25,855	932	46,106

The table below reconciles combined segment total assets for each period above to consolidated total assets (in thousands):

	Year Ended December 31,
	2025	2024
Combined total assets included in segments	$71,723	$46,106
Plus items not allocated to segments:
Cash and cash equivalents	85,510	23,222
Other receivables	56	-
Prepaid expenses and other current assets	1,642	230
Property and equipment, net	286	29
Lease right-of-use asset	15,294	24,213
Deferred tax asset, net of valuation allowance	7,917	-
Other assets	2,507	2,768
Consolidated total assets	$184,935	$96,568

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were, in design and operation, ineffective due to the material weakness in internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2025, due to the material weakness described below.

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

Material Weakness

During the audit of the Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our controls relating to the ineffective design of certain management review controls across the Company’s financial statements, leading to adjustments that were and could have been material to our 2024 consolidated financial statements. Due to the fact that our internal controls over financial reporting did not identify, prevent or detect these risks of material misstatements, we determined this indicated a material weakness in our internal controls over financial reporting at that date. We believe the root causes of the control deficiencies are primarily a number of manual processes in our closing process, combined with challenges in properly segregating duties due to the relatively small size of our accounting department, additional controls needed, and user access for certain information technology systems that support the Company’s financial reporting process.

To formally remediate controls, companies must not only update or put into place controls such that they are designed and operate effectively, but such effective operation must be evaluated and verified over a period of time before we determine the control deficiencies that led to the material weakness have formally been remediated. In order to remediate the control deficiencies leading to the material weakness, we have made certain improvements to our internal controls beginning in the first fiscal quarter of 2025, plan to make further enhancements in fiscal year 2026, have enhanced management review of certain areas, have expanded our staffing and have engaged external experts to assist the company in more formally designing and documenting our controls. We have also committed to more fully documenting the performance of the controls themselves so that they not only operate effectively but so that there is sufficient audit evidence that may be reviewed, so that others may verify the effective operation of the controls.

While we have enacted a number of control enhancements to remediate this material weakness, we have not yet fully remediated all deficiencies that led to the conclusion that we had a material weakness. As a result, we continue to conclude that this material weakness remains at December 31, 2025. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.

Notwithstanding the material weakness described above, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31 2025 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described above, we have made certain improvements and plan further improvements to our internal controls over financial reporting in periods after the period covered by this annual report on Form 10-K, but those controls have not yet been fully implemented or evaluated to determine that they have effectively remediated the material weakness identified above.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

On December 15, 2025, the following officers adopted Rule 10b5-1 trading arrangements:

Name	Title	Date Adopted	Aggregate Shares to be Sold	Expiration Date
Darryll E. Dewan	President, Chief Executive Officer and Director	December 15, 2025	200,000	November 15, 2026
Daniel M. Chism	Chief Financial Officer	December 15, 2025	165,000	March 15, 2027

The trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangements provide for the sale of shares pursuant to pre-established conditions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item regarding our directors, executive officers and corporate governance matters may be found under the caption "Management and Corporate Governance” in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions "Management and Corporate Governance,” and "Executive Officer and Director Compensation” in the 2026 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions "Related Person Transactions” and "Management and Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption "Independent Registered Public Accounting Firms” in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements:

The following consolidated financial statements of TSS, Inc. for each of the years ended December 31, 2025, 2024, and 2023 are submitted in Part II, Item 8. Financial Statements and Supplementary Data of this report:

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

4.1*	Description of Securities

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

10.4

Business Loan Agreement, dated as of May 13, 2022, between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022, and incorporated herein by reference).

10.5

Business Loan Agreement, dated as of May 11, 2023, between the Company and Susser Bank (previously filed with the Commission as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2023, and incorporated herein by reference).

10.6

Executive Employment Agreement dated November 14, 2022, between TSS, Inc. and Darryll Dewan (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.7

Award Agreement dated November 14, 2022, between TSS, Inc. and Darryll Dewan (previously filed with the Commission as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.8‡

Executive Employment Agreement dated November 2, 2022, between TSS, Inc. and Todd K. Marrott (previously filed with the Commission as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 29, 2024, and incorporated herein by reference).

10.9‡

Award Agreement dated November 2, 2022, between TSS, Inc. and Todd K. Marrott (previously filed with the Commission as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 29, 2024, and incorporated herein by reference).

10.10‡

Executive Employment Agreement dated June 7, 2024, between TSS, Inc. and Daniel Chism (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 10, 2024, and incorporated herein by reference).

10.11‡

Award Agreement dated June 7, 2024, between TSS, Inc. and Daniel Chism (previously filed with the Commission as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 10, 2024, and incorporated herein by reference).

10.12‡

Award Agreement dated June 27, 2024, between TSS, Inc. and Todd Marrott (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 27, 2024, and incorporated herein by reference).

64

10.13

Credit Agreement dated December 31, 2024 between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2025, and incorporated herein by reference).

10.14

Term Loan Note dated December 31, 2024 between the Company and Susser Bank (previously filed with the Commission as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2025, and incorporated herein by reference).

10.15

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

10.17

First Amendment to the Credit Agreement, dated September 17, 2025 (previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2025, and incorporated herein by reference).

10.18	Term Loan Note, dated September 17, 2025 (previously filed with the Commission as Exhibit 10.2 to the Current Report on Form 8-K filed on September 23, 2025 and incorporated herein by reference).

10.19

TSS, Inc. 2025 Omnibus Incentive Compensation Plan (previously filed with the Commission as Annex A to the Company’s Definitive Proxy Statement filed on April 30, 2025 and incorporated herein by reference).

19	Insider Trading Policy (previously filed with the Commission as Exhibit 19 to the Company’s Annual Report on Form 10-K filed on April 15, 2025, and incorporated herein by reference).

21.1*	Listing of subsidiaries

23.1*	Consent of BDO USA, P.C. regarding TSS, Inc. financial statements for the year ended December 31, 2025.

23.2*	Consent of Weaver Tidwell LLP regarding TSS, Inc. financial statements for the years ended December 31, 2024 and 2023.

31.1*	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of TSS, Inc. Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of TSS, Inc. Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

Clawback Policy regarding incentive compensation adopted October 16, 2024 (previously filed with the Commission as Exhibit 19 to the Company’s Annual Report on Form 10-K filed on April 15, 2025, and incorporated herein by reference).

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

TSS, Inc.

Date: March 17, 2026	By:	/s/ Darryll Dewan
Darryll Dewan
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2026	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 17, 2026.

Signature	Title

/s/ Peter H. Woodward	Chairman of the Board
Peter H. Woodward

/s/ Darryll Dewan	Chief Executive Officer and Director
Darryll Dewan	(Principal Executive Officer)

/s/ Daniel M. Chism	Chief Financial Officer
Daniel M. Chism	(Principal Financial Officer and Accounting Officer)

/s/ Richard M. Metzler	Director
Richard M. Metzler

/s/ Michael J. Fahy	Director
Michael J. Fahy

/s/ Vivek Mohindra	Director
Vivek Mohindra

