Form 10-Q
period 2026-03-31
TSS, Inc.
filed 2026-05-07
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to____

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of May 1, 2026:       28,073,956

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2026

i

“SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Quarterly Report on Form 10-Q (the “Quarterly Report”), as well as those made in other filings with the SEC.

Forward-looking statements can be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “forecast,” “foresee” or other similar words. Such forward-looking statements are based on management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those described in the forward-looking statements. Important factors that could cause actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under "Risk Factors” set forth in Item 1A of this Form 10-Q and Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par values)

	March 31, 2026 (Unaudited)	December 31, 2025

Current Assets:
Cash and cash equivalents	$65,973	$85,510
Contract and other receivables, net of allowance of $0.0 and $0.0	10,582	12,501
Costs and estimated earnings in excess of billings on uncompleted contracts	363	3,011
Inventories, net	8,091	15,966
Restricted cash	1,811	-
Prepaid expenses and other current assets	1,886	1,642
Total current assets	88,706	118,630
Property and equipment, net	37,498	38,076
Lease right-of-use asset	14,919	15,294
Goodwill	780	780
Deferred tax asset, net	7,601	7,917
Other assets	4,073	4,238
Total assets	$153,577	$184,935

Current Liabilities:
Accounts payable	$23,287	$46,362
Accrued expenses and other current liabilities	8,879	6,273
Deferred revenues, current	2,307	13,928
Long-term debt, current	4,084	4,010
Lease liabilities, current	2,049	1,994
Total current liabilities	40,606	72,567
Non-current Liabilities:
Long-term debt, net, non-current	12,959	14,004
Lease liabilities, non-current	21,100	21,629
Deferred revenues, non-current	134	-
Other non-current liabilities	102	100
Total non-current liabilities	34,295	35,733
Total liabilities	74,901	108,300

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 49,000 shares authorized; 28,060 and 27,593 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	121,607	121,842
Accumulated deficit	(42,934)	(45,210)
Total stockholders’ equity	78,676	76,635
Total liabilities and stockholders’ equity	$153,577	$184,935

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per-share amounts)

	Three Months Ended March 31,
	2026	2025

Revenues:
Procurement	$39,980	$90,177
Facilities management	1,290	1,298
System integration	14,076	7,484
Total revenues	55,346	98,959
Cost of revenues:
Cost of revenues	45,604	89,749
Cost of revenues – depreciation and amortization	936	-
Total cost of revenues	46,540	89,749
Gross profit	8,806	9,210

Operating expenses:
Selling, general and administrative	5,522	4,887
Depreciation and amortization	306	210
Bank factoring fees	704	1,468
Total operating expenses	6,532	6,565
Income from operations	2,274	2,645

Interest expense	333	-
Interest income	(725)	(383)
Other expense (income)	(1)	-
Pre-tax income	2,667	3,028
Income tax expense	391	49
Net income	$2,276	$2,979

Earnings per common share - Basic	$0.08	$0.13
Earnings per common share - Diluted	$0.08	$0.12

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance December 31, 2024	25,250	$3	$74,200	(1,849)	$(6,730)	$(60,335)	$7,138
Restricted stock vested	473	-	-	-	-	-	-
Stock options exercised	70	-	7	-	-	-	7
Treasury shares repurchased	-	-	-	(124)	(1,654)	-	(1,654)
Stock-based compensation	-	-	921	-	-	-	921
Net income	-	-	-	-	-	2,979	2,979
Balance at March 31, 2025	25,793	$3	$75,128	(1,973)	$(8,384)	$(57,356)	$9,391

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2025	27,593	$3	$121,842	$(45,210)	$76,635
Restricted stock vested	557	-	-	-	-
Stock options exercised	42	-	73	-	73
Shares Repurchased	(132)	-	(1,358)	-	(1,358)
Stock-based compensation	-	-	1,050	-	1,050
Net income	-	-	-	2,276	2,276
Balance at March 31, 2026	28,060	$3	$121,607	$(42,934)	$78,676

 See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,276	$2,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,242	210
Stock-based compensation	1,050	921
Provision for inventory reserve	221	-
Amortization of debt issuance costs	8	-
Non-cash lease expense	375	546
Changes in operating assets and liabilities:
Contract and other receivables	1,919	5,142
Costs and estimated earnings in excess of billings on uncompleted contracts	2,648	(927)
Inventories	7,654	(2,723)
Prepaid expenses and other assets	(148)	(229)
Deferred tax assets	316	-
Accounts payable and accrued expenses	(20,530)	12,874
Deferred revenues	(11,487)	1,634
Operating lease liabilities	(474)	210
Other non-current liabilities	2	-
Net cash provided by (used in) operating activities	(14,928)	20,637
Cash Flows from Investing Activities:
Capital expenditures	(534)	(14,873)
Net cash used in investing activities	(534)	(14,873)
Cash Flows from Financing Activities:
Repayments of long-term debt	(979)	-
Proceeds from exercise of stock options	73	7
Stock repurchases	(1,358)	(1,654)
Net cash used in financing activities	(2,264)	(1,647)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,726)	4,117
Cash, cash equivalents and restricted cash, beginning of period	85,510	23,222
Cash, cash equivalents and restricted cash, end of period	$67,784	$27,339

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$315	$-
Cash paid for factoring fees	$607	$1,543
Cash paid for taxes	$-	$-

Cash and cash equivalents, beginning of period	$85,510	$23,222
Restricted cash, beginning of period	$-	$-
Cash, cash equivalents and restricted cash, beginning of period	$85,510	$23,222

Cash and cash equivalents, end of period	$65,973	$27,339
Restricted cash, end of period	$1,811	$-
Cash, cash equivalents and restricted cash, end of period	$67,784	$27,339

Supplemental non-cash investing activities:
Additions to capital expenditures financed with accounts payable	$61	$-

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Notes to Condensed Consolidated Statements

(unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the integration of complex Artificial Intelligence (AI) technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of AI enabled data center server racks. TSS was incorporated in Delaware in December 2004. In the second quarter of 2025, we relocated our corporate offices and primary integration facility from Round Rock, Texas to Georgetown, Texas and continued to operate a secondary integration facility in our Round Rock facility for approximately one additional quarter before all operations were migrated to our new facility in Georgetown in May 2025.

Basis of Presentation

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

The accompanying condensed consolidated balance sheet as of December 31, 2025, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity and cash flows. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s business is not subject to significant seasonal fluctuations.

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
b.

As we had bank debt outstanding throughout the period ended March 31, 2026, we reclassified and relabeled bank factoring fees onto a separate line item in our income statement and present interest expense separately from bank factoring fees.

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

Based primarily on the short-term nature of cash and cash equivalents, we estimate that their carrying amount approximates their fair value at March 31, 2026 and December 31, 2025. We consider the fair value of our cash and cash equivalents, including money market accounts, to be measured using Level 1 inputs.

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

Maintenance services

We generate maintenance services revenues by providing our customers with as-needed maintenance and repair services on modular data centers (MDCs) during the contract term. Our contract terms are typically one year in duration, are billed annually in advance, and are non-cancelable. As a result, we record deferred revenue (a contract liability) and recognize revenue from these services using a time-based input method, ratably over the contract term, because the performance obligation represents a stand-ready service and the customer receives and consumes the benefit of having access to maintenance support evenly throughout the contract period. We can mitigate our exposure to credit losses by discontinuing services in the event of non-payment. However, our history of non-payments and bad debt expenses has been insignificant.

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

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for credit losses is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of March 31, 2026 and December 31, 2025, we had no allowance for credit losses.

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

Procurement services

We generate revenues from fees we charge our customers to procure third-party hardware, software and professional services on their behalf, some of which are then used in our integration services as we integrate these components to deliver a completed system to our customer. We recognize our procurement services revenues upon completion of the procurement activity or delivery of the completed product. For any procurement activities in which we transform the product, the revenues recognized on these transactions are the gross sales amount of the transaction, and we recognize offsetting costs of revenues for any costs we incur to procure the related goods (“gross deals”). In some cases, we arrange for the purchase of third-party hardware, software or professional services that are to be provided directly to our customers by another party, we have no control of the goods before they are transferred to the customer, and we do not transform the product in any way. In these instances, we are acting as an agent in the transaction and recognize revenue on a net basis, recording only the amount of any fee or commissions to which we expect to be entitled after paying the other party for the goods or services provided to the customer (“net deals”). Accounts receivable from our procurement activities are typically due within 80 days of invoicing. The majority of the procurement activities involve us transforming the product, and as such most of these transactions are recorded on a gross basis. To accelerate the time in which we receive payment, we generally factor the procurement services receivables utilizing a program that we estimate has an effective annualized interest rate below the rate at which we could borrow funds. Regardless of whether the transaction is recorded as a gross deal or a net deal, the factoring fees we pay are based on the gross value of each transaction.

The following table presents our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Three Months Ended March 31,
	2026	2025
Facilities Management:
Maintenance revenues	$707	$873
Equipment sales, deployment and other services	583	425
Total Facilities Management revenues	1,290	1,298
Systems integration services	14,076	7,484
Procurement services	39,980	90,177
TOTAL REVENUES	$55,346	$98,959

The following table presents our revenues disaggregated by timing of revenue recognition (in ’000’s):

	Three Months Ended March 31,
	2026	2025
Revenues recognized at a point in time	$49,845	$96,432
Revenues recognized over time	5,501	2,527
TOTAL REVENUES	$55,346	$98,959

The following table presents our revenues disaggregated by contract type (in ’000’s):

	Three Months Ended March 31,
	2026	2025
Revenues recognized on time and materials contracts	$583	$425
Revenues recognized on fixed-price contracts	54,763	98,534
TOTAL REVENUES	$55,346	$98,959

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

Deferred Revenue

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of March 31, 2026, total remaining performance obligations and deferred revenue were $113 million. The remaining performance obligation includes:

•	$1,863,000 of deferred revenue for our maintenance contracts, all of which are expected to be recognized within one year,
•	$578,000 of deferred revenue for procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year,
•

$110,306,000 related to performance obligations which we expect to complete with durations greater than one year. This amount excludes variable consideration and is expected to be recognized ratably over the term of a long-term agreement.

Contract liabilities consisting of deferred revenues were $13,928,000 on December 31, 2025, and $3,384,000 on December 31, 2024. Substantially all of the recorded deferred revenues at December 31, 2025 and December 31, 2024 had been earned or are expected to be earned and recorded as revenues in the twelve months following each such date.

Concentration of Credit Risk

We are economically dependent upon our relationship with a large US-based IT OEM (Original Equipment Manufacturer). If this relationship is unsuccessful or discontinues, our business and revenue will suffer. The loss of or a significant reduction in orders from this customer or the failure to provide adequate products or services to it would significantly reduce our revenue.

The following customer accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended March 31,
	2026	2025
US-based IT OEM	99%	100%

No other customer represented more than 10% of our revenues for any period presented. Our US-based IT OEM customer represented 88% of our accounts receivable at March 31, 2026 and 98% at December 31, 2025. No other customer represented more than 10% of our accounts receivable at either date.

Non-recourse factoring

We have entered into a factoring agreement with a financial institution to sell certain of our accounts receivable from a US-based IT OEM customer under a non-recourse agreement. Due to the extended payment terms from that customer, we use this factoring arrangement because the effective interest rate implicit in this arrangement is less than the rate at which we could borrow the funds to carry those receivables through their due date. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivable. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. Debtors are directed to send payments directly to the financial institution. The applicable receivables are removed from our condensed consolidated balance sheet when we receive the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize this factoring arrangement as part of our financing for working capital. The table below presents information relevant to this factoring program (in $’000’s):

	Three Months Ended March 31,
	2026	2025
Aggregate gross amount factored	$54,626	$121,100
Financing fees paid	$607	$1,543

Financing fees were recorded as bank factoring fees in our condensed consolidated statements of operations or in deferred costs if it is related to projects for which revenue has not yet been recognized at the time the expense was recognized, as such there may be differences in the total amount of cash paid in the period. The total amounts factored exceed our total recorded revenues, as the factoring fees apply to the gross value of receivables collected through the program, while we record only our agent fee on procurement contracts as revenue for any procurement activity that is shipped directly from third parties to the end customer.

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

During the three months ended March 31, 2026 and 2025, we incurred approximately $1.1 million and $0.9 million, respectively, of non-cash stock-based compensation expense which was included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $66.0 million and $85.5 million, almost all of which was beyond FDIC insured limits on March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, we additionally had $1.8 million of restricted cash in a money market account held by our bank as collateral for a letter of credit securing our electrical service provider, which also exceeded FDIC insured limits. This restricted cash is not available for general corporate purposes and is presented separately in our balance sheet as “Restricted cash.”

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

The following table summarizes the changes in our allowance for credit losses (in ’000):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$-	$7
Additions charged to expense	-	14
Recovery of amounts previously reserved	-	-
Amounts written off	-	-
Balance at end of period	$-	$21

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

Property and Equipment

Property and equipment are recorded at cost, including interest incurred during the construction phase of assets financed at least partly with debt. We provide for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. Depreciation expense directly related to our revenue producing activities is recorded as a component of cost of revenues in our condensed consolidated statements of operations; the remainder is classified in operating expenses. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations for the period of the transaction or the date of determination that the assets have been impaired.

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

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of goodwill during an interim period, we will evaluate our goodwill for impairment. The Company performed a qualitative analysis of our goodwill at December 31, 2025 and concluded no impairment existed at that date. In the quarter ended March 31, 2026, we considered relevant matters including macroeconomic and other conditions on our operations and noted no triggering events or circumstances that occurred during that period that would indicate the carrying value of our goodwill or other long-lived intangible assets were impaired. On March 31, 2026, and December 31, 2025, the carrying value of goodwill was $0.8 million.

In any period with a reported value of intangible assets with definite lives, our policy is to review those intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset. Our recorded intangible assets with definite lives were fully amortized at March 31, 2026 and December 31, 2025; accordingly, no such impairment review was necessary during the three-months ended March 31, 2026 or for the year ended December 31, 2025.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses generated prior to 2018 and not utilized can be carried forward for 20 years to offset future taxable income. As we now have a history of continued net income and income from operations for the last two years, and anticipate being able to continue generating taxable income, we determined it was more likely than not that we will be able to utilize the majority of our deferred tax assets. As a result, in the fourth quarter of 2025, we released most of the valuation allowance we had previously recorded, keeping in place the valuation allowance related to state income taxes in states in which we no longer generate revenue or taxable income. As a percentage of our pre-tax earnings, the income tax expense presented on our statements of operations is substantially less than one might normally expect to see.  In the three months ended March 31, 2026, this is due primarily to discrete items, such as tax benefits attributed to stock compensation realized in the period, and in the prior year period ended March 31, 2025, this was due to the partial release of the valuation allowance, which was sufficient to absorb such taxes in that period. We recognize any interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the condensed consolidated statements of operations.

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

Common Stock Repurchases

We account for common stock repurchases using the cost method. Purchases of shares of common stock are recorded at cost and result in a reduction of stockholders’ equity. In December 2025, the Company’s Board of Directors authorized the retirement of all treasury shares previously held and future retirement of any shares repurchased as a result of employees’ decisions to net-share settle to fulfill any tax withholding requirements or amounts due to exercise options. Accordingly, we reduced the recorded par value and additional paid-in capital, as the Company has an accumulated deficit, by an amount equal to what was previously recorded for treasury stock.

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

As of March 31, 2026, management determined that no legal matters required accrual or disclosure, and any additional commitments disclosed elsewhere in the notes represent contractual obligations rather than contingencies.

Defined Contribution Plan

The Company sponsors a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. Although the employer match is voluntary according to the terms of the plan, the Company has contributed in each period presented a matching contribution of 50% of each participant’s employee contributions of up to 6% of eligible wages during the period. During the three-months ended March 31, 2026 and 2025, the Company recognized expense of $0.1 million and $0.1 million, respectively, related to matching contributions.

Recently Adopted Accounting Guidance

In July 2025, FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides public companies with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Early adoption is permitted. The amendment is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. We adopted this guidance during the three-month period ended March 31, 2026, and elected to apply the practical expedient. It did not have a material impact on our financial results of operations or financial position.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	March 31, 2026 (Unaudited)	December 31, 2025
Contract and other receivables	$10,582	$12,501
Allowance for credit losses	-	-
Contracts and other receivables, net	$10,582	$12,501

Contract and other receivables, net were $16,203,000 as of December 31, 2024.

Inventories

We state inventories at the lower of cost or net realizable value (in ‘000’s) as follows:

	March 31, 2026 (Unaudited)	December 31, 2025
Raw Materials	$381	$195
Work in Process	2	73
Finished Goods	7,950	16,117
Reserve	(242)	(419)
Inventories, net	$8,091	$15,966

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives	March 31, 2026 (Unaudited)	December 31, 2025
	(years)
Trade equipment	5-10	$6,154	6,154
Leasehold improvements	2-10	34,828	34,640
Furniture and fixtures	5-7	725	725
Computer equipment and software	3	1,135	995
Construction in Process	N/A	267	-
		43,109	42,514
Less accumulated depreciation		(5,611)	(4,438)
Property and equipment, net		$37,498	$38,076

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $1,242,000 and $159,000 for the three-month periods ended March 31, 2026 and 2025, respectively.

The following table presents interest capitalized as property and equipment, as the related debt was used to finance the build-out of a portion of the capital expenditures (in $000’s):

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
Capitalized interest	$-	$167

Goodwill and Intangible Assets

Goodwill and Intangible Assets consisted of the following (in ‘000’s):

	March 31, 2026 (Unaudited)		December 31, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization:
Goodwill	$780	-	$780	-
Intangible assets subject to amortization:
Customer relationships	$906	$(906)	$906	$(906)
Acquired software	$234	$(234)	$234	$(234)

Goodwill is attributable to the following reportable segments (in ‘000’s):

	March 31, 2026 (Unaudited)	December 31, 2025
Facilities Management	$643	$643
Systems Integration	137	137
Total goodwill	$780	$780

We recognized no amortization expense related to intangible assets in the three-month periods ended March 31, 2026 or in the comparable period of 2025 as all long-lived intangible assets subject to amortization were fully amortized.

Other Assets

Other assets, non-current is comprised of the following amounts (in $000’s):

	March 31, 2026 (Unaudited)	December 31, 2025
Deposits	$2,109	$2,109
Other non-current assets, net	1,964	2,129
Total other assets	$4,073	$4,238

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in ’000’s):

	March 31, 2026 (Unaudited)	December 31, 2025
Accrued expenses	$5,580	$3,723
Compensation, benefits and related taxes	2,706	2,070
Other accrued expenses	593	480
Total accrued expenses and other current liabilities	$8,879	$6,273

Long-Term Debt

Long-term debt, non-current consisted of the following (in ’000’s):

	March 31, 2026 (Unaudited)	December 31, 2025
Borrowed funds (bank loan; see Note 3)	$17,440	$18,419
Less deferred debt issuance costs	(397)	(405)
Less long-term debt, current portion	(4,084)	(4,010)
Long-term debt, non-current	$12,959	$14,004

Amortization of deferred debt issuance costs began in the quarter ended June 30, 2025, once construction of the Georgetown facility was substantially complete. We amortized $26,000 of the deferred financing costs to interest expense during the three-month period ended March 31, 2026, with no such amortization in the three-month period ended March 31, 2025. As of March 31, 2026, the effective interest rate on the Company's long-term debt was 6.9%.

Note 3 - Long-Term Debt

On December 31, 2024, we entered into a new Credit Agreement (the “Credit Agreement”) with Susser Bank to fund improvements at the Georgetown, Texas location we leased on December 2, 2024 to which we have now moved our headquarters and operations. The Credit Agreement provided for a $20.0 million term loan facility, and the option for additional incremental term loans of up to $5.0 million (the “accordion feature”), pending Lender approval. Upon closing on December 31, 2024, we borrowed $8.7 million, with $5.0 million of that amount deposited in a required interest-bearing cash collateral account, $3.4 million reimbursed to us for capital expenditures previously funded with our operating cash, and $0.3 million funding loan closing costs. During the year ended December 31, 2025, we borrowed the remaining $11.3 million of available funds, bringing the total amount borrowed to $20.0 million. Per its terms, we made interest-only payments through July 5, 2025. On July 5, 2025, the loan converted to a fully amortizing term loan with a final due date of January 5, 2030 and monthly payments of approximately $437,000 beginning on August 5, 2025. On September 17, 2025, we exercised the accordion feature on our Credit Agreement, increasing the amount borrowed by $5.0 million. As the loan bears a floating interest rate, the total payment will fluctuate from time to time with prevailing interest rates. The loan was secured by a $5.0 million cash deposit held in a money market account with related earnings payable to the Company and substantially all of the company’s assets. The restriction on the $5.0 million cash deposit was released in December 2025, with the majority of those funds used to retire the accordion loan, and the remaining funds were released to us. Interest accrues at a rate per annum equal to 1-month SOFR plus 3.0%, subject to a 4.5% floor. Upon an event of default, interest would accrue at a rate equal to the normal rate plus 2.0%. Following the borrowing and subsequent full repayment of the accordion loan, the remaining loan balance is related solely to the original term loan, and monthly payments have returned to approximately $0.4 million.

The Credit Agreement includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. It also includes customary negative covenants including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The Loan Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of ownership defaults. Financial covenants require us to maintain a leverage ratio, as defined in the agreement, of no more than 2.75x through September 30, 2026; and 2.00x after September 30, 2026, and a debt service coverage ratio, as defined in the agreement, of at least 1.25x. We were in compliance with all covenants at March 31, 2026 and December 31, 2025.

As of March 31, 2026, all available funds under the Credit Agreement have been drawn.

The following table presents the aggregate future maturities of the Company’s debt as of March 31, 2026 (unaudited, in $000’s):

Fiscal Year
Remainder of 2026	$3,031
2027	4,319
2028	4,648
2029	5,008
2030	434
Total maturities, principal amount	$17,440

Note 4- Leasing Arrangements

We have operating leases for our office and integration facilities in both Round Rock, Texas and Georgetown, Texas as well as for certain equipment. Our leases have remaining lease terms of 1 to 110 months. We have no remaining renewal options on our Round Rock facility. We have several renewal options available on our Georgetown, Texas facility, which were evaluated at lease commencement and determined not to be reasonably certain to be renewed, as the initial term is 10 years and we cannot accurately predict whether we would be likely or unlikely to exercise such an option that far into the future. As such, it was excluded from the measurement of the right-of-use asset and lease liability.

We determine if an arrangement is a lease at its inception. Operating leases are included in the lease right-of-use assets, current lease liabilities and lease liabilities, non-current, on our condensed consolidated balance sheets. We have elected an accounting policy to not recognize short-term leases (one year or less) on the balance sheet. We also selected a package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, we did not need to reassess whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases. Additionally, as an ongoing accounting policy election, we elected the practical expedient to not separate lease components from non‑lease components for our facility and equipment lease asset classes. As a result, each lease component and its related non‑lease components are accounted for together as a single lease component.

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

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
Operating lease cost:
Operating lease cost	$806	$991
Variable lease cost	323	122
Total operating lease cost	$1,129	$1,113

Cash paid for operating leases	904	236
New right-of-use assets – operating leases	-	-

The following presents information regarding the Company's operating leases as of March 31 (unaudited):

	2026	2025
Weighted average remaining lease term – operating leases (months)	101	110
Weighted average discount rate – operating leases	7%	7%

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows (unaudited, in ‘000’s):

Fiscal Year
2026	$2,762
2027	3,782
2028	3,909
2029	3,270
2030	3,120
Thereafter	15,098
Total minimum future lease payments	31,941
Less imputed interest	(8,792)
Total	$23,149

Reported as of March 31, 2026 (in ‘000’s):
Current portion of lease liability	$2,049
Non-current portion of lease liability	21,100
$23,149

Note 5 – Income Taxes

For the three-month period ended March 31, 2026, the Company recorded an income tax expense of $391,000. The effective tax rate for the three months ended March 31, 2026 was 14.7%, which includes applying the projected annual effective tax rate of 28.2% before discrete events and accounting for discrete items, such as additional tax benefits of stock compensation realized during the quarter.

For the three-month period ended March 31, 2025, the Company recorded an income tax expense of $49,000. The effective tax rate for the three-month period ended March 31, 2025 was 1.6%. The effective tax rate differs from the statutory rate of 21% due primarily to the application of valuation allowances. The Company’s conclusion regarding the realizability of its deferred tax assets changed during 2025 due to its history of earnings and expectations of continuing taxable income, resulting in the release of its valuation allowance, with certain limited exceptions, as of December 31, 2025.

The Company’s total unrecognized tax benefits, excluding interest, were $75,000 at March 31, 2026 and zero at March 31, 2025. As of March 31, 2026 the Company had $27,000 of accrued penalties and interest reflected in accrued expenses and none recorded as of March 31, 2025.

Note 6 – Commitments and Contingencies

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At March 31, 2026, these open purchase order commitments amount to approximately $49.4 million, with $39.7 million of that related to our procurement segment operations. The majority of services to be delivered and inventory or equipment to be received is expected to be satisfied during the next six months at which time these commitments will be fulfilled.

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

Note 7– Fair Value Measurements

U. S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U. S. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2026, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities, including goodwill and property and equipment, are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 8–Share-Based Payments

Stock‑based compensation expense was $1.1 million for the three months ended March 31, 2026, and is included in selling, general and administrative expenses. As of March 31, 2026, total unrecognized compensation cost related to unvested share‑based awards was $5.7 million, which is expected to be recognized over a weighted‑average period of 1.1 years.

There were no material changes to the Company’s share‑based payment plans, valuation methodologies, or significant award terms during the quarter.

Note 9–Common Stock Repurchases

During the three months ended March 31, 2026 and 2025, we repurchased 132,233 and 123,689 shares of our common stock, respectively, with an aggregate value of approximately $1,358,000 and $1,654,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. Per terms of the restricted stock agreements, for certain employees we paid the employees’ related taxes associated with the vesting of the employees’ restricted stock and withheld from the shares issued to the employee the market value of shares which corresponded to the taxes, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents common stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and related taxes, and decreased the shares issued to the employee by a corresponding value, resulting in a share issuance, net of the exercise price and taxes to the employee.

Note 10 – Related Party Transactions

During the three months ended March 31, 2026, the Company entered into transactions with a related party, Neovia Logistics Services, LLC (“Neovia”). Neovia is considered a related party, as its Chief Executive Officer is an independent director on the Company’s board of directors. The transactions consisted of consulting services related to the Company’s inventory and warehouse management processes. For the three months ended March 31, 2026, expenses recognized related to these transactions totaled approximately $104,000 and are included in Company’s cost of revenues. As of March 31, 2026, amounts due to the related party were $104,000 and are included in accounts payable.

Note 11 – Earnings Per-Share

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

The following table presents a reconciliation of the numerators and denominators of the computations of basic and diluted income per share from continuing operations. In the table below, net income represents the numerator, and shares represent the denominator (in thousands except per share amounts):

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
Basic Earnings per share:
Numerator:
Net income	$2,276	$2,979
Denominator:
Weighted-average shares of common stock outstanding	27,952	23,397
Basic Earnings per share	$0.08	$0.13

Diluted Earnings per share:
Numerator:
Net income	$2,276	$2,979
Denominator:
Weighted-average shares of common stock outstanding	27,952	23,397
Dilutive options outstanding	1,440	2,506
Number of shares used in diluted per-share computation	29,392	25,903
Diluted Earnings per share	$0.08	$0.12

For the three-month periods ended March 31, 2026 and 2025, respectively, 89,000 and zero restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

Information regarding our reportable segments is presented below (unaudited, in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended March 31, 2026:
Total revenue	$39,980	$14,076	$1,290	$55,346
Cost of revenues	37,283	7,866	455	45,604
Cost of revenues – depreciation	-	936	-	936
Segment gross profit	$2,697	$5,274	$835	$8,806
Payroll and benefits excluded from cost of revenues	-	1,017	126	1,143
Depreciation and amortization expense	-	217	2	219
Bank factoring fees	509	181	14	704
Other operating expenses	-	348	7	355
Interest expense	-	333	-	333
Interest income	-	-	-	-
Other expense (income)	-	-	-	-
Segment pre-tax income	$2,188	$3,178	$686	$6,052
Capital expenditures	-	$345	-	$345

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended March 31, 2025:
Total revenue	$90,177	$7,484	$1,298	$98,959
Cost of revenues	83,149	5,833	767	89,749
Cost of revenues – depreciation	-	-	-	-
Segment gross profit	$7,028	$1,651	$531	$9,210
Payroll and benefits excluded from cost of revenues	-	831	139	970
Depreciation and amortization expense	-	179	3	182
Bank factoring fees	1,352	102	14	1,468
Other operating expenses	14	280	9	303
Interest expense	-	-	-	-
Interest income	-	-	-	-
Other expense (income)	-	-	-	-
Segment pre-tax income	$5,662	$259	$366	$6,287
Capital expenditures	-	$14,869	-	$14,869

The table below reconciles total segment pre-tax income for each period presented above to consolidated pre-tax income (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
Total segment pre-tax income	$6,052	$6,287
Less: Unallocated SG&A and depreciation	4,111	3,642
Plus: Unallocated interest income, net	725	383
Less other expense (plus other income)	(1)	-
Consolidated pre-tax income	$2,667	$3,028

The table below presents segment total assets for March 31, 2026 and December 31, 2025 (unaudited, in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Total Segment Assets at March 31, 2026	$14,975	$41,494	$1,951	$58,420
Total Segment Assets at December 31, 2025	26,159	44,661	903	71,723

The table below reconciles combined segment total assets for each period presented above to consolidated total assets (in thousands):

	March 31, 2026 (Unaudited)	December 31, 2025
Combined total assets included in segments	$58,420	$71,723
Plus items not allocated to segments:
Cash and cash equivalents	65,973	85,510
Other receivables	10	56
Restricted cash	1,811	-
Prepaid expenses and other current assets	1,886	1,642
Property and equipment, net	518	286
Lease right-of-use asset	14,919	15,294
Deferred tax asset, net	7,601	7,917
Other assets	2,439	2,507
Consolidated total assets	$153,577	$184,935

Note 13 – Subsequent Events

In April 2026, the Company entered an agreement with its largest customer to use its previously idle Round Rock, Texas facility to provide warehousing, fulfillment and transportation services, primarily for inventory parts related to AI rack integration services it provides to that same customer. The agreement calls for the Company to provide such services, including transportation of parts from that facility to the Company’s Georgetown, Texas integration facility as needed, beginning May 1, 2026. The term of the agreement runs through the expiration of the lease at that facility on March 31, 2029, and includes the potential of extensions beyond that date if both parties agree.

On May 1, 2026, the Company entered into an agreement with Neovia, a related party described in more detail under Note 10 – Related Parties, whereby Neovia will provide the warehouse, operations, inventory and transportation management services from the Company’s Round Rock, Texas facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Result of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of TSS, Inc. and its subsidiaries (collectively “we”, “us”, “our”, “TSS” or the “Company”). The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2025 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

We provide a comprehensive suite of services for the integration of complex Artificial Intelligence (AI) technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of AI enabled data center server racks. TSS was incorporated in Delaware in December 2004.

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

Over the last ten years, we have optimized our business by providing world-class integration services to our customer base. As computing technologies evolve and as we see new power and cooling technologies emerge, including direct liquid-cooled IT solutions and the rapid adoption of AI computing solutions, we will continue to adapt our systems integration business and capabilities to support these new products. We will also continue to offer expanded services to enable the integration, deployment, support, and maintenance of these new IT solutions. We compete in expanding market segments, often against larger competitors who have extensive resources. We rely on several large relationships and one US-based OEM (original equipment manufacturer) strategic customer to win contracts and to provide business to us under a Master Relationship Agreement. A material decline in volume from, or loss of this OEM customer, would have a material effect on our results. Our operational focus is to ensure this does not occur.

Most of the components used in our systems integration business are consigned to us by our largest OEM customer or its end-user customers. Thus, most of our systems integration revenues reflect only the services we provide, and the consigned components are not reflected in our statement of operations or on our balance sheet. We also offer procurement services whereby we procure third-party hardware, software and services on their behalf. Our configuration and integration services businesses often integrate these components to deliver a complete system to our customers.

In October 2024, we signed a long-term agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume. To support this level of production, and to be able to provide increased volumes over our prior facility, we moved our headquarters and production facility to a new location in May 2025. Through March 31, 2026, we have invested approximately $40 million in improvements to that leased facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled computer racks. We are financially responsible for all fixed and variable costs related to this activity, including debt service requirements related to the capital expenditures, direct and indirect labor related to this activity, and all facility and related costs. In December 2025, we signed an amendment to the long-term agreement whereby both parties agreed to extend the term of the agreement for an additional two years beyond its original multi-year term, with automatic one-year renewals if not earlier terminated, and to provide pricing updates to account for increased power consumption and capital expenditures beyond the original expectations. While there may be some variability in the number of racks built in any given period, we believe the structure of the agreement with our customer provides reasonable assurance to us that absent our material breach of the agreement or our termination of the agreement, the revenues we earn from this arrangement will be sufficient to cover the aforementioned costs we expect to incur in fulfilling our obligations. Our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the lease and debt service regardless of whether we had revenues sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to the other party’s material breach of the agreement, the other party would be relieved of any further obligation. Funding sources for the build-out costs at the new facility include approximately $6.8 million contributed by our landlord, $25 million from two related bank term loans, and cash on hand. In December 2025, we repaid the second $5 million bank loan, and our current loan balance reflects the remaining balance on only the original $20 million loan.

Customers continue to value our ability to procure disparate hardware, software and services and provide a single-source solution for their IT needs. In some cases, we merely act as agents in these transactions, and so the reported procurement services revenues will reflect only our fees earned in the transaction (“net deals”). If the procurement activities include integration services or other value-add work beyond just the procurement activity, the transaction is recorded at its gross value (“gross deals”), and revenue and costs are allocated to the procurement and systems integration segments based on the value created in each and the effort involved to fulfill the contracts.

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

Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Since we earn higher profits from the labor services that our employees provide compared with use of subcontracted labor and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded to maximize our profitability. Occasionally, our revenues will reflect certain reimbursements received from customers for expanding our capacity, typically through capital expenditures, or for adding headcount to support specific customer requests. In 2024, we invested approximately $1.7 million in our Round Rock facility to expand our capacity to integrate generative AI-enabled server racks, including both air-cooled and direct-liquid cooled systems. One of our customers reimbursed us for the majority of those investments. Prior to December 2025, we were amortizing that reimbursement into service integration revenues over the expected useful life of three years; the same period over which we were depreciating the related fixed assets. As the production of AI racks has now fully moved to our Georgetown facility and we no longer expect to utilize the assets installed in our Round Rock facility to support AI rack integration, we accelerated the revenue recognition and depreciation of those assets in the fourth quarter of 2025.

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

In April 2026, we signed an agreement with our largest customer to use our idle Round Rock, Texas facility to provide warehousing, fulfillment and transportation services, primarily for inventory parts that are integral to the AI rack integration services we provide to that same customer. The agreement calls for us to provide such services, including transportation of parts from that facility to our Georgetown, Texas integration facility as needed, beginning May 1, 2026. The term of the agreement runs through the expiration of our lease at that facility on March 31, 2029, and includes the potential of extensions beyond that date if both parties agree. The agreement calls for both fixed and variable revenues which we expect to contribute to the Company’s overall income beginning in the second quarter of 2026.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026

Unless otherwise noted, all comparisons in this section are between the three-month period ended March 31, 2026 (the “current quarter” or “this quarter”) and the three-month period ended March 31, 2025 (the “prior year quarter” or “this quarter last year”).

Revenues

Total revenues in the current quarter decreased 44% to $55.3 million. Procurement revenues decreased by $50.2 million (56%) in comparison to an unusually large volume of procurement activity in the prior year quarter and facilities management revenues decreased by $0.1 million (1%). These decreases were somewhat offset by an increase in systems integration revenues of $6.6 million (88%). Deferred revenues decreased $11.5 million compared to the balance at December 31, 2025, for contracts and projects that were completed in the period ended March 31, 2026, including one unusually large order that was in process at December 31, 2025.

The $6.6 million (88%) increase in systems integration revenues was due primarily to the continued growth in integration of AI-enabled computer racks, which began with significant volume in June 2024, and an increase in certain fixed monthly fees as we amended our long-term agreement with our main customer in December 2025. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for our facility and debt service payments tied to our financing of the build-out of Georgetown, Texas facility which was completed in 2025. While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach it, leaving us with the financial obligations of the facility and debt service regardless of whether we have revenue sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation. If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

In addition to the fixed monthly fees to which we are entitled under our long-term agreement, we also receive payments that scale depending on the volume of AI racks integrated and for which we are prepared to integrate. To mitigate the impact of demand fluctuations and supply-chain issues on our growing AI-enabled rack integration business, our primary customer has committed to pay us for maintaining staffing levels to support an agreed minimum weekly quantity of racks. To the extent we do not meet the minimum weekly volume due to our production downtime or labor shortages compared to agreed-upon levels, we will reduce the fee, billing only for the quantity of racks we actually configured or could have configured given the actual staffing levels. We contractually agreed to use commercially reasonable efforts to mitigate our customer’s costs for under-utilized staff, including during periods of extended lulls in demand or supply chain issues experienced by our customer. While any reduction in available staff reduces the revenues to which we are entitled under this agreement, we believe our long-term partnership with our customer is strengthened as we help them mitigate a portion of the costs for which they are responsible. The periodic reduction of revenues has a muted impact on our overall results, as we also reduce our labor costs in line with the reduced revenues.

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

The prior year quarter included an unusually high level of sales to our largest customer for both governmental and private enterprise end users. As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some variability of these revenues from quarter to quarter. We do not rely on a predictable flow of business, but we promote the importance of a procurement services solution alongside our customer using our sales personnel.

Due to the lighter effort required to execute procurement transactions, the gross margins are less robust in that line of business. As a result, increases and decreases in that business have a smaller impact on our overall margins and profitability compared to increases in the facilities management or systems integration lines of business.

Non-GAAP Revenue, Gross Profit and Gross Margins

The following table presents the results of our procurement activities, in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid the analysis of the underlying economics (unaudited, in thousands, except percentages):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Decrease	Percentage Decrease
Recognized Values (GAAP):
Recognized value of all procurement deals	$39,980	$90,177	$(50,197)	(56)%
Recognized cost of revenues	37,283	83,149	(45,866)	(55)%
Gross profit	2,697	7,028	(4,331)	(62)%
Gross margin based on recognized value of transactions	6.7%	7.8%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$49,378	$105,982	$(56,604)	(53)%
Cost of revenues	46,681	98,954	(52,273)	(53)%
Gross profit	2,697	7,028	(4,331)	(62)%
Gross margin based on gross value of transactions	5.5%	6.6%

The following table provides a reconciliation of the non-GAAP figures presented above to the most closely related GAAP figures presented. We review these non-GAAP figures not as a substitute for the GAAP figures, but to help our internal analysis of the underlying economics of each transaction as we do not believe the GAAP figures are as useful for that purpose as are the non-GAAP measures. We believe presentation of the gross value of procurement revenues is also helpful in forecasting and analyzing bank factoring costs of the related receivables, as the factoring fee is calculated based on the gross value of the transactions (unaudited, in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Recognized revenue of all procurement deals - GAAP	$39,980	$90,177
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	9,398	15,805
Gross value of revenues including netting (non-GAAP)	$49,378	$105,982

Recognized cost of goods for all procurement deals - GAAP	$37,283	$83,149
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	9,398	15,805
Gross value of costs of goods including netting (non-GAAP)	$46,681	$98,954

The gross value of all procurement transactions decreased 53% from the prior year quarter, from $106.0 million to $49.4 million in the current quarter. Gross profit recognized on all procurement transactions decreased 62% from $7.0 million to $2.7 million before interest charges. The prior year quarter included an elevated level of sales to the federal government, as well as one individually large transaction to an enterprise client, with a larger than normal margin in the prior year quarter.

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

Cost of Revenue and Gross Margins

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, depreciation of our manufacturing equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance, and depreciation of fixed assets directly related to our revenue-producing operations. Our consolidated gross margin significantly improved, increasing from 9.3% in the prior year quarter to 15.9% in the current quarter. Gross margins for the current quarter were 6.7% for the procurement business, 37.5% for the systems integration business, and 64.7% for the facilities management business. In the prior year quarter, gross margins were 7.8% for the procurement business, 22.1% for the systems integration business and 40.9% for the facilities management business.

•	Procurement Segment: Calculated using the non-GAAP gross value of all transactions, procurement gross margins declined from 6.6% in the prior year quarter to 5.5% in the current quarter, reflecting the absence of the singularly large transactions with wider margins in the prior year quarter.

•	Systems Integration Segment: The overall gross margin for systems integration improved from 22.1% in the prior year quarter to 37.5% in the current quarter. The overall improvement was expected due to the increased monthly fees which we began charging at the end of the fourth quarter to compensate for the additional power charges we are incurring to meet our customer’s demand and additional capital investments, combined with an elevated volume of AI racks in the current quarter. The increase in flat monthly fees enables us to meet the majority of our fixed costs and leverage the increased volumes we experienced into the overall gross margin increase. We have continued to see more elevated levels of AI rack integration, and expect to continue seeing elevated levels of activity for at least the next several quarters. We expect to realize further increases in systems integration revenues in future periods, pursuant to the recent execution of an agreement to use our Round Rock, Texas facility to provide warehousing, fulfillment and logistics support to our largest customer in relation to the AI rack integration business. Those services began May 1, 2026.
•	Facilities Management Segment: Gross margins in the facilities management segment remained robust and increased to 64.7% in the current quarter, up from 40.9% in the prior-year quarter. The increase in gross margin is due to the shift in projects towards more maintenance agreements which require less costs and lead to higher margins.

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

In prior years, our depreciation related to equipment and other fixed assets used in revenue-generating activities was minimal. Following the significant capital investments recently made in our new Georgetown, Texas integration facility, we began in 2025 reporting as a component of cost of revenues the depreciation related to revenue-generating activities. That depreciation classified as cost of revenue amounted to $0.9 million in the three-month period ended March 31, 2026, with zero reported in the prior year quarter.

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, equity-based compensation, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, SG&A expenses increased from 53% in the prior year quarter to 63% in the current quarter. In dollar terms, our SG&A expenses increased by $0.6 million (13%) due to higher non-cash equity based compensation, headcount and related compensation costs to support the growing scale of the organization.

Depreciation and Amortization outside cost of revenues

Depreciation and amortization not allocated to cost of revenues increased from $0.2 million in the prior year quarter to $0.3 million in the current quarter due to the general growth in the business.

Bank Factoring Fees

Bank factoring fees decreased from $1.5 million in the prior year quarter to $0.7 million in the current quarter. This is due to the overall decline in the gross value of deals as the basis on which we are charged factoring fees is the gross billings factored, which includes the amount of procurement revenues “netted” out for GAAP-basis procurement revenues, as presented in the table in the Non-GAAP Revenue, Gross Profit and Gross Margins section above. Also contributing to the decrease in bank factoring fees is a slight decrease in prevailing short-term interest rates, which have a direct impact on the fees we pay.

Operating Income (Loss)

We recognized an operating income of $2.3 million in the current quarter compared to operating income of $2.6 million in the prior year quarter. The majority of this decline is attributable to increased SG&A expenses as described above as the overall decline in total revenues was offset by our improved operational efficiency and gross margins. We expect revenues will continue to ramp at a faster pace than SG&A costs, which will lead to overall expected increases in operating income for the remainder of the year.

Interest Expense

In the current quarter, we recorded interest expense of $0.3 million compared to no interest expense in the prior year quarter. This increase was due to our long-term debt converting into an interest-bearing note in the third quarter of the prior year. As such, all interest charges in the prior year quarter were capitalized as part of the build-out costs of our new Georgetown facility.

Interest Income

Due primarily to the higher average balance of cash on hand in the current quarter, interest income increased to $0.7 million compared to $0.4 million earned in the prior year quarter. The cash balance increased primarily due to our raising $55.3 million as a result of our stock offering completed in August 2025, combined with continued net cash flows from operations.

Income tax expense

Due to a history of consolidated net operating losses, we had historically recorded a full valuation allowance against our deferred tax asset (“DTA”). The minimal income tax expense recorded in periods prior to the fourth quarter of 2025 represented primarily Texas state franchise tax, with any federal taxes offset by a partial utilization of the DTA and related release of the offsetting valuation allowance. In light of our improved financial performance and expectation of continued generation of taxable income in future periods, we reversed in the quarter ended December 31, 2025 the majority of the valuation allowance we had previously recorded against our DTA.

The income tax expense in the current quarter was $0.4 million, or 14.7% of pre-tax income, compared to $49,000, or 1.6% of pre-tax income in the prior year quarter. The current quarter effective tax rate is comprised of federal and state income taxes of 28.2% of pre-tax income, net of a large discrete tax benefit tied to excess tax benefits on employee stock compensation in the first quarter of 2026. We expect the effective tax rate in the second through fourth quarters of 2026 to be approximately 26.0%, yielding a full-year effective tax rate of approximately 22.7%. This could be affected by large discrete items in future periods.

Net Income

After the $0.4 million charge for income taxes, our net income was $2.3 million, or $0.08 per diluted share in the current quarter, compared to net income of $3.0 million, or $0.12 per diluted share in the prior year quarter. This reflects the net effect of the items discussed above, as well as a greater number of shares outstanding following our August 2025 sale of stock.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity on March 31, 2026 were our cash and cash equivalents on hand and projected cash flows from operating activities. The $17.7 million net decrease in cash and cash equivalents was primarily attributable to a net use of $14.9 million in operating activities, reflecting largely the $2.5 million net income, net of $20.5 million cash used to reduce accounts payable and accrued expenses. Financing activities used $1.0 million for scheduled principal payments on our debt and $1.4 million to repurchase stock upon employees’ vesting in restricted stock. Investing activities were comprised of a $0.5 million use of cash for capital expenditures. In the prior year quarter, we invested $14.9 million in the continued buildout of our headquarters and integration facility in Georgetown, Texas. As of March 31, 2026, the Company was in compliance with all applicable covenants under its debt agreements. To secure the additional electrical capacity required to support increased demand, the utility provider required us to provide a $1.8 million bank letter of credit, which was issued during the current quarter and collateralized by a corresponding amount of restricted cash. In December 2025, we amended the long-term AI rack integration agreement with our OEM customer. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility, including increased power consumption, and debt service payments tied to the build-out of the factory for which we are responsible.

The majority of the Company’s receivables are from a single customer with 80-day payment terms. We generally factor our receivables from that customer through a bank, so that we are paid within 2-3 days of invoicing rather than needing to wait the full term to receive funds. We believe this is an efficient program, as we estimate the effective annualized interest rate to utilize that program is less than the rate at which we could borrow funds. We hold excess funds in interest-bearing accounts so that we can earn some interest income on the funds we receive immediately from the factoring program but do not have to pay our vendors for 30-45 days on typical payment terms.

As of March 31, 2026, we had cash and cash equivalents of $67.8 million, of which $1.8 million was held in a money market account as collateral against our outstanding letter of credit and therefore was not immediately accessible, as describe above.

Significant sources and uses of cash

Operating activities:

Cash used in operating activities was $14.9 million in the current quarter, compared to $20.6 million of cash provided by operating activities in the prior year quarter. With net income only $0.7 million different between the two periods, the primary difference was due to changes in operating assets and liabilities in each period. Operating cash flow in the current quarter was primarily due to the $2.3 million of net income, more than offset by a $20.1 million net use of cash for the change in operating assets and liabilities, largely to pay down accounts payable and accrued expenses as we paid costs related to projects that were in process at the beginning of the current quarter. In the prior year quarter, the $20.6 million cash provided by operating activities was comprised primarily of $3.0 million of net income combined with a $16.0 million net inflow of cash from the change in operating assets and liabilities, primarily an increase in accounts payable and accrued expenses during that period stemming from a large procurement project.

Despite the improvements in our earnings, financial position and liquidity over the last two years, there can be no assurance as to the Company’s ability to continue to operate profitably or to scale its business operations on terms upon which additional financing might be available.

Investing activities:

We invested $14.9 million of cash in the three months ended March 31, 2025 primarily in the continued buildout of our leased integration facility and headquarters. These costs were largely for enhancements to our electrical and cooling systems to support our growth in AI-enabled rack integration. This compares to only $0.5 million invested in capital assets in the current quarter as the buildout of our new facility and associated capital expenditures were completed in the prior year.

Financing activities:

Net cash used in financing activities were $2.3 million compared to a $1.6 million used in the prior year quarter. This increase in cash outflows is due to repayments made on our current debt outstanding of $1.0 million in the current quarter, which was not required in the comparative period. We used $1.4 million in the current quarter to repurchase stock upon employees’ net settlement on the vesting of restricted stock and option exercises, compared to $1.7 million used for this same purpose in the prior year quarter.

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

Future uses of cash

Our business plans and our assumptions around the adequacy of our liquidity are based on estimates regarding future revenues and costs and our ability to secure sources of funding when needed. However, our revenues may not meet our expectations and our costs may exceed our estimates. Further, our estimates may change, and future events or developments may affect our estimates. Any of these factors may change our expectations of cash usage during 2026 and beyond or significantly affect our level of liquidity, which could require us to take other measures to raise funds or reduce our operating costs to continue operating. Any action to reduce operating costs may negatively affect our range of products and services that we offer or our ability to deliver such products and services, which could materially affect our financial results depending on the level of cost reductions taken.

Our primary liquidity and capital requirements are to fund working capital from current operations, to fund the repurchase of shares from employees upon option exercises or vesting of restricted stock to allow them to cover their tax liabilities and to fund the repayments of our outstanding debt. Our largest customer has also recently requested that we further enhance our integration facility, which we expect will require us to invest approximately $17 million in capital expenditures. We expect to recapture these costs, plus the cost of capital and a profit margin through increased fees for integration services over the next several years, tied to our multi-year AI rack integration agreement.  Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses or further expand our facility. While we have no immediate plans to do so and there are no assurances that we could issue equity or other securities on terms that are satisfactory to us, we could raise an additional $94.3 million under our currently effective shelf registration statement.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2026, the Company entered into a letter of credit arrangement with a financial institution in support of utility service requirements associated with its operations. The letter of credit was required by the Company’s utility provider to ensure adequate electrical capacity and reliability.

The letter of credit is fully collateralized by an equivalent amount of restricted cash, which is reflected on the Company’s condensed consolidated balance sheets as of March 31, 2026. Accordingly, the Company’s maximum potential exposure under this arrangement is limited to the amount of restricted cash posted, and the arrangement does not create an obligation for additional future funding beyond amounts already recognized in the financial statements.

The Company does not expect the letter of credit to be drawn under normal circumstances and does not believe this arrangement is reasonably likely to have a material impact on its liquidity, capital resources, or financial condition. The primary effect of the arrangement is the classification of a portion of cash as restricted, which is discussed in the notes to the condensed consolidated financial statements.

Other than the letter of credit described above, the Company has not entered into any material off‑balance sheet arrangements during the three months ended March 31, 2026.

Critical Accounting Policies and Pronouncements

There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2025 on our consolidated financial statements and disclosures. See also Item 1. Financial Statements Note 1–Significant Accounting Policies regarding Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Company’s exposure to market risk since the disclosures set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. We continue to be exposed to movements in short-term interest rates, as they affect both the factoring fees we pay to factor our receivables, and the interest we pay on our bank debt.

Item 4. Controls and Procedures.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were, in design and operation, ineffective due to the material weakness in internal control over financial reporting that continues to exist as of March 31, 2026, as described below.

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

To formally remediate controls, companies must not only update or put into place controls such that they are designed and operate effectively, but such effective operation must be evaluated and verified over a period of time before we determine the control deficiencies that led to the material weakness have formally been remediated. In order to remediate the control deficiencies leading to the material weakness, we have made certain improvements to our internal controls and plan to make further enhancements in fiscal year 2026, have enhanced management review of certain areas, have expanded our staffing and have engaged external experts to assist the Company in more formally designing and documenting our controls. We have also committed to more fully documenting the performance of the controls themselves so that they not only operate effectively but so that there is sufficient audit evidence that may be reviewed, so that others may verify the effective operation of the controls.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weakness described above, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three-month period ended March 31, 2026 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although the Company implemented certain actions intended to remediate the previously identified material weakness, those actions do not yet represent completed or tested control changes and therefore have not been determined to materially affect internal control over financial reporting. As described above, these controls have not yet been fully evaluated to determine whether they have effectively remediated the material weakness.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial conditions and future results. There have been no material changes from the risk factors discussed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended March 31, 2026:

Monthly Period During the Quarter Ended March 31, 2026	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
January 1, 2026 – January 31, 2026	106,268	$10.57	-	-
February 1, 2026 – February 28, 2026	21,089	$8.33
March 1, 2026 – March 31, 2026	4,876	$12.09	-	-
Total	132,233	$10.27

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock or accepted as the exercise price for associates exercising stock options. None were open market trades.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those are defined in Item 408 of Regulation S-K).

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

TSS, INC.

Date: May 7, 2026	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)

