Form 10-Q
period 2026-06-30
TSS, Inc.
filed 2026-08-13
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Number of shares of common stock outstanding as of August 7, 2026: 28,219,070

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par values)

	June 30, 2026	December 31, 2025
	(Unaudited)

Current Assets:
Cash and cash equivalents	$67,679	$85,510
Contract and other receivables, net of allowance of $0.0 and $0.0	14,320	12,501
Costs and estimated earnings in excess of billings on uncompleted contracts	205	3,011
Inventories, net	16,962	15,966
Restricted cash	1,811	-
Prepaid expenses and other current assets	1,944	1,642
Total current assets	102,921	118,630
Property and equipment, net	45,901	38,076
Lease right-of-use asset	14,569	15,294
Goodwill	780	780
Deferred tax asset, net	7,242	7,917
Other assets	3,908	4,238
Total assets	$175,321	$184,935

Current Liabilities:
Accounts payable	$38,295	$46,362
Accrued expenses and other current liabilities	14,814	6,273
Deferred revenues, current	2,793	13,928
Long-term debt, current	4,161	4,010
Lease liabilities, current	2,117	1,994
Total current liabilities	62,180	72,567
Non-current Liabilities:
Long-term debt, net, non-current	11,919	14,004
Lease liabilities, non-current	20,568	21,629
Deferred revenues, non-current	255	-
Other non-current liabilities	103	100
Total non-current liabilities	32,845	35,733
Total liabilities	95,025	108,300

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized; 28,200 and 27,593 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	121,795	121,842
Accumulated deficit	(41,502)	(45,210)
Total stockholders’ equity	80,296	76,635
Total liabilities and stockholders’ equity	$175,321	$184,935

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Procurement	$18,249	$33,002	$58,229	$123,179
Facilities management	2,723	1,482	4,013	2,780
System integration	13,880	9,486	27,956	16,970
Operating lease income	289	-	289	-
Total revenues	35,141	43,970	90,487	142,929
Cost of revenues:
Cost of revenues	25,908	36,155	71,512	125,904
Cost of revenues – depreciation	989	618	1,925	618
Cost of lease operations	235	-	235	-
Total cost of revenues	27,132	36,773	73,672	126,522
Gross profit	8,009	7,197	16,815	16,407

Operating expenses:
Selling, general and administrative	5,560	4,735	11,082	9,622
Depreciation and amortization	320	226	626	436
Bank factoring fees	510	859	1,214	2,327
Loss on sale or disposal of assets	17	-	17	-
Total operating expenses	6,407	5,820	12,939	12,385
Income from operations	1,602	1,377	3,876	4,022

Interest expense	322	-	655	-
Interest income	(565)	(175)	(1,290)	(558)
Other expense (income)	-	-	(1)	-
Pre-tax income	1,845	1,552	4,512	4,580
Income tax expense	413	69	804	118
Net income	$1,432	$1,483	$3,708	$4,462

Earnings per common share - Basic	$0.05	$0.06	$0.13	$0.19
Earnings per common share - Diluted	$0.05	$0.06	$0.13	$0.17

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance December 31, 2024	25,250	$3	$74,200	(1,849)	$(6,730)	$(60,335)	$7,138
Restricted stock vested	473	-	-	-	-	-	-
Stock options exercised	70	-	7	-	-	-	7
Treasury shares repurchased	-	-	-	(124)	(1,654)	-	(1,654)
Stock-based compensation	-	-	921	-	-	-	921
Net income	-	-	-	-	-	2,979	2,979
Balance at March 31, 2025	25,793	$3	$75,128	(1,973)	$(8,384)	$(57,356)	$9,391
Restricted stock vested	279	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(99)	(2,266)	-	(2,266)
Treasury shares retired	(97)	-	-	97	-	-	-
Stock-based compensation	-	-	930	-	-	-	930
Net income	-	-	-	-	-	1,483	1,483
Balance at June 30, 2025	25,975	$3	$76,058	(1,975)	$(10,650)	$(55,873)	$9,538

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2025	27,593	$3	$121,842	$(45,210)	$76,635
Restricted stock vested	557	-	-	-	-
Stock options exercised	42	-	73	-	73
Shares Repurchased	(132)	-	(1,358)	-	(1,358)
Stock-based compensation	-	-	1,050	-	1,050
Net income	-	-	-	2,276	2,276
Balance at March 31, 2026	28,060	$3	$121,607	$(42,934)	$78,676
Restricted stock vested	212	-	-	-	-
Stock options exercised	-	-	-	-	-
Shares Repurchased	(72)	-	(861)	-	(861)
Stock-based compensation	-	-	1,049	-	1,049
Net income	-	-	-	1,432	1,432
Balance at June 30, 2026	28,200	$3	$121,795	$(41,502)	$80,296

 See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,708	$4,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,551	1,054
Stock-based compensation	2,099	1,851
Provision for inventory reserve	(398)	-
Amortization of debt issuance costs	36	8
Non-cash lease expense	751	1,085
Loss on sale or disposal of assets	17
Changes in operating assets and liabilities:
Contract and other receivables	(1,819)	2,206
Costs and estimated earnings in excess of billings on uncompleted contracts	2,806	(3,567)
Inventories	(598)	3,084
Prepaid expenses and other assets	(111)	(679)
Deferred tax assets	675	-
Accounts payable and accrued expenses	(5,171)	26,799
Deferred revenues	(10,880)	448
Operating lease liabilities	(964)	222
Other non-current liabilities	3	-
Net cash provided by (used in) operating activities	(7,295)	36,973
Cash Flows from Investing Activities:
Capital expenditures	(4,609)	(25,779)
Net cash used in investing activities	(4,609)	(25,779)
Cash Flows from Financing Activities:
Repayments of long-term debt	(1,970)	-
Proceeds from issuance of long-term debt	-	11,333
Proceeds from exercise of stock options	73	7
Stock repurchases	(2,219)	(3,920)
Net cash provided by (used in) financing activities	(4,116)	7,420
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,020)	18,614
Cash, cash equivalents and restricted cash, beginning of period	85,510	23,222
Cash, cash equivalents and restricted cash, end of period	$69,490	$41,836

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$618	$-
Cash paid for factoring fees	$1,127	$2,425
Cash paid for income taxes	$218	$201

Cash and cash equivalents, beginning of period	$85,510	$23,222
Restricted cash, beginning of period	$-	$-
Cash, cash equivalents and restricted cash, beginning of period	$85,510	$23,222

Cash and cash equivalents, end of period	$67,679	$36,836
Restricted cash, end of period	$1,811	$5,000
Cash, cash equivalents and restricted cash, end of period	$69,490	$41,836

Supplemental non-cash investing activities:
Additions to capital expenditures financed with accounts payable	$5,645	$1,881

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Notes to Condensed Consolidated Statements

(Unaudited)

Note 1 – Significant Accounting Policies

Description of Business

TSS, Inc. ("TSS”, the "Company”, "we”, "us” or "our”) provides a comprehensive suite of services for the integration of complex Artificial Intelligence (AI) technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services have been enhanced to include integration of AI enabled data center server racks. TSS was incorporated in Delaware in December 2004. In the second quarter of 2025, we relocated our corporate offices and primary integration facility from Round Rock, Texas to Georgetown, Texas and continued to operate a secondary integration facility in our Round Rock facility for approximately one additional quarter before all operations were migrated to our new facility in Georgetown in May 2025.  In May 2026, our largest customer engaged us to provide warehousing and logistics services from our Round Rock, Texas facility for their materials that are expected to ultimately be used in the AI rack integration services we provide them.

Basis of Presentation

The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The reclassifications are:

(i)

On our statements of operations, we now present interest expense and bank factoring fees separately, and have reclassified and relabeled bank factoring fees to be included in income from operations and interest expense to be exclusive of bank factoring fees, whereas we presented a single amount “interest expense” in the prior year presentation;

a.	As previously disclosed in the notes to our financial statements, prior year amounts presented as interest expense represented only bank factoring fees.
b.

As we had bank debt outstanding throughout the period ended June 30, 2026, we reclassified and relabeled bank factoring fees onto a separate line item in our income statement and present interest expense separately from bank factoring fees.

(ii)

In the supplemental disclosures to our statements of cash flows, we now present cash paid for bank factoring fees separately from cash paid for interest whereas these were combined in a single line item of cash paid for interest in the prior year presentation;

(iii)	Accrued expenses which were previously included within the line item “accounts payable and accrued expenses” are now presented separately, and
(iv)	On the statement of cash flows, we now present non-cash lease expense separately from the change in lease liabilities.

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

Based primarily on the short-term nature of cash and cash equivalents, we estimate that their carrying amount approximates their fair value at June 30, 2026 and December 31, 2025. We consider the fair value of our cash and cash equivalents, including money market accounts, to be measured using Level 1 inputs.

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

Certain arrangements contain lease components that are accounted for under ASC 842. Revenues associated with such arrangements are recognized as operating lease income and are not included in the Company's ASC 606 revenue disclosures.

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

Pursuant to a multi-year warehousing and logistics agreement that became effective on May 1, 2026, we provide dedicated warehouse capacity, inventory management, fulfillment, transportation coordination, and related support services from our Round Rock, Texas facility for consigned materials that our largest customer expects us to use in integrating AI racks for them. Although it does not legally contain a sublease, management determined that the arrangement contains an embedded lease under ASC 842. Accordingly, consideration attributable to the customer's right to use the dedicated warehouse facility is recognized as operating lease income on a straight-line basis over the lease term, while consideration attributable to warehousing, logistics, transportation, and related services is recognized as revenue under ASC 606 as the related performance obligations are satisfied. The contract contains both fixed and variable activity-based pricing elements; however, revenue recognized for the non-lease components is based on services transferred to the customer and is not contingent upon future estimates of performance.

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for credit losses is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of June 30, 2026 and December 31, 2025, we had no allowance for credit losses.

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

Deployment and Other services

We generate revenues from fees we charge our customers for other services, including repairs or other services not covered under maintenance contracts, installation and servicing of equipment, including MDCs, and other fixed-price services including repair, design and project management services. In some cases, we arrange for a third party to perform “break-fix” and servicing of equipment upon customer request, and in these instances, we recognize revenue as the amount of any fees or commissions to which we expect to be entitled. Other services are typically invoiced upon completion of services or completion of milestones. We record accounts receivable at the time of completion when our right to consideration becomes unconditional.

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

The following table presents our revenues disaggregated by reportable segment and by product or service type (in ’000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Facilities Management:
Maintenance revenues	$746	$1,026	$1,452	$1,899
Equipment sales, deployment and other services	1,977	456	2,561	881
Total Facilities Management revenues	2,723	1,482	4,013	2,780
Systems integration services	13,880	9,486	27,956	16,970
Procurement services	18,249	33,002	58,229	123,179
TOTAL REVENUES	$34,852	$43,970	$90,198	$142,929

The following table presents our revenues disaggregated by timing of revenue recognition (in ’000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues recognized at a point in time	$22,206	$39,806	$65,803	$136,238
Revenues recognized over time	12,646	4,164	24,395	6,691
TOTAL REVENUES	$34,852	$43,970	$90,198	$142,929

The following table presents our revenues disaggregated by contract type (in ’000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues recognized on time and materials contracts	$1,977	$456	$2,561	$881
Revenues recognized on fixed-price contracts	32,875	43,514	87,637	142,048
TOTAL REVENUES	$34,852	$43,970	$90,198	$142,929

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

Shipping and handling costs

Costs for shipping and handling activities are recorded as cost of revenues and are expensed as incurred. We accrue costs for shipping and handling activities that occur after control of the promised good or service has been transferred to the customer.

Deferred Revenue

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of June 30, 2026, total remaining performance obligations and deferred revenue were $115 million. The remaining performance obligation includes:

•	$2,597,000 of deferred revenue for our maintenance contracts, all of which are expected to be recognized within one year,
•	$451,000 of deferred revenue for procurement and integration services where we have yet to complete our services for our customers, all of which are expected to be recognized within one year, and
•	$111,869,000 related to performance obligations which we expect to complete with durations greater than one year. This amount excludes variable consideration and is expected to be recognized ratably over the term of long-term agreements.

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

The following customer accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
US-based IT OEM	99%	98%	99%	99%

No other customer represented more than 10% of our revenues for any period presented. Our US-based IT OEM customer represented 100% of our accounts receivable at June 30, 2026 and 98% at December 31, 2025. No other customer represented more than 10% of our accounts receivable at either date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Aggregate gross amount factored	$46,052	$72,391	$100,678	$193,484
Financing fees paid	$519	$882	$1,127	$2,425

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

During the three months and six months ended June 30, 2026, we incurred approximately $1.0 million and $2.1 million, respectively, of non-cash stock-based compensation expense. In the comparable three months and six months ended June 30, 2025, we incurred approximately $0.9 million and $1.9 million, respectively, of non-cash stock-based compensation expense. In each period, the expense was included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $67.7 million and $85.5 million, almost all of which was beyond FDIC insured limits on June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, we additionally had $1.8 million of restricted cash in a money market account held by our bank as collateral for a letter of credit securing our electrical service provider, which also exceeded FDIC insured limits. This restricted cash is not available for general corporate purposes and is presented separately in our balance sheet as “Restricted cash.”

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

The following table summarizes the changes in our allowance for credit losses (in ’000):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$-	$7	$-	$7
Additions charged to expense	-	14	-	14
Recovery of amounts previously reserved	-	-	-	-
Amounts written off	-	-	-	-
Balance at end of period	$-	$21	$-	$21

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

Goodwill and Intangible Assets

The Company previously recorded definite-lived intangible assets, including customer relationships and acquired software, in connection with business acquisitions. These intangible assets were amortized over their estimated useful lives. During the three months ended June 30, 2026, the Company determined that its fully amortized definite-lived intangible assets were no longer in use. Accordingly, the related gross carrying amounts and accumulated amortization were written off. The write-off had no impact on the Company's consolidated statements of operations, financial position, or cash flows because the assets had a net carrying value of zero. As of June 30, 2026, the Company had no recorded definite-lived intangible assets.

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is evaluated for impairment at least annually, or more frequently if events or changes in circumstances indicate that impairment may exist. Goodwill is allocated to the reporting unit to which the related acquisition pertains.

U.S. GAAP requires us to perform an impairment test of goodwill on an annual basis or whenever events or circumstances make it more likely than not that impairment of goodwill may have occurred. As part of the annual impairment test, we review for indicators of impairment as “Step Zero” of the annual impairment test and if any exist, we compare the fair value of the reporting unit with its carrying amount. If that fair value exceeds the carrying amount, no impairment charge is required to be recorded. If the carrying value exceeds the reporting unit’s fair value, we would recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. If necessary, the fair value of a reporting unit will be determined using a discounted cash flow analysis, which requires the use of estimates and assumptions. Significant assumptions that may be required include forecasted operating results, and the determination of an appropriate discount rate. Actual results may differ from forecasted results, which may have a material impact on the conclusions reached.

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of goodwill during an interim period, we will evaluate our goodwill for impairment. The Company performed a qualitative analysis of our goodwill at December 31, 2025 and concluded no impairment existed at that date. In the quarter ended June 30, 2026, we considered relevant matters including macroeconomic and other conditions on our operations and noted no triggering events or circumstances that occurred during that period that would indicate the carrying value of our goodwill was impaired. On June 30, 2026, and December 31, 2025, the carrying value of goodwill was $0.8 million.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses generated prior to 2018 and not utilized can be carried forward for 20 years to offset future taxable income. As we now have a history of continued net income and income from operations for the last two years, and anticipate being able to continue generating taxable income, we determined it was more likely than not that we will be able to utilize the majority of our deferred tax assets. As a result, in the fourth quarter of 2025, we released most of the valuation allowance we had previously recorded, keeping in place the valuation allowance related to state income taxes in states in which we no longer generate revenue or taxable income. As a percentage of our pre-tax earnings, the income tax expense presented on our statements of operations is substantially less than one might normally expect to see. In the three months and six months ended June 30, 2026, this is due primarily to discrete items, such as tax benefits attributed to stock compensation realized in the period, and in the prior three and six months ended June 30, 2025, this was due to the partial release of the valuation allowance, which was sufficient to absorb such taxes in that period. We recognize any interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the condensed consolidated statements of operations.

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

As of June 30, 2026, management determined that no legal matters required accrual or disclosure, and any additional commitments disclosed elsewhere in the notes represent contractual obligations rather than contingencies.

Defined Contribution Plan

The Company sponsors a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. Although the employer match is voluntary according to the terms of the plan, the Company has contributed in each period presented a matching contribution of 50% of each participant’s employee contributions of up to 6% of eligible wages during the period. During the three and six months ended June 30, 2026, the Company recognized expense of $0.1 million and $0.2 million, respectively, related to matching contributions. In the comparable prior year three and six months ended June 30, 2025, the Company recognized expense of $0.1 million and $0.2 million, respectively, related to matching contributions.

Recently Adopted Accounting Guidance

In July 2025, FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides public companies with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Early adoption is permitted. The amendment is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. We adopted this guidance effective January 1, 2026, and elected to apply the practical expedient. It did not have a material impact on our financial results of operations or financial position.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	June 30, 2026	December 31, 2025
	(Unaudited)
Contract and other receivables	$14,320	$12,501
Allowance for credit losses	-	-
Contracts and other receivables, net	$14,320	$12,501

Contract and other receivables, net were $16,203,000 as of December 31, 2024.

Inventories

We state inventories at the lower of cost or net realizable value (in ‘000’s) as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Raw Materials	$201	$195
Work in Process	2	73
Finished Goods	16,780	16,117
Reserve	(21)	(419)
Inventories, net	$16,962	$15,966

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives	June 30, 2026	December 31, 2025
	(years)	(Unaudited)

Trade equipment	5 - 10	$6,274	6,154
Leasehold improvements	2 - 10	35,587	34,640
Furniture and fixtures	5 - 7	725	725
Computer equipment and software	3	1,438	995
Construction in Process	N/A	8,684	-
		52,708	42,514
Less accumulated depreciation		(6,807)	(4,438)
Property and equipment, net		$45,901	$38,076

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $1.3 million and $2.6 million for the three and six months ended June 30, 2026, respectively. In the comparable three and six months ended June 30, 2025, we recognized $0.8 million and $1.1 million of depreciation and amortization expense.

The following table presents interest capitalized as property and equipment, as the related debt was used to finance the build-out of a portion of the capital expenditures (unaudited, in $000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capitalized interest	$-	$107	$-	$220

Goodwill

Goodwill consisted of the following (in ‘000’s):

	June 30, 2026		December 31, 2025
(Unaudited)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$780	-	$780	-

Goodwill is attributable to the following reportable segments (in ‘000’s):

	June 30, 2026	December 31, 2025
	(Unaudited)
Facilities Management	$643	$643
Systems Integration	137	137
Total goodwill	$780	$780

Other Assets

Other assets, non-current is comprised of the following amounts (in $000’s):

	June 30, 2026	December 31, 2025
	(Unaudited)
Deposits	$2,109	$2,109
Other non-current assets, net	1,799	2,129
Total other assets	$3,908	$4,238

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in ’000’s):

	June 30, 2026	December 31, 2025
	(Unaudited)
Accrued expenses	$12,416	$3,723
Compensation, benefits and related taxes	1,874	2,070
Other accrued expenses	524	480
Total accrued expenses and other current liabilities	$14,814	$6,273

Long-Term Debt

Long-term debt, non-current consisted of the following (in ’000’s):

	June 30, 2026	December 31, 2025
	(Unaudited)
Borrowed funds (bank loan; see Note 3)	$16,449	$18,419
Less deferred debt issuance costs	(369)	(405)
Less long-term debt, current portion	(4,161)	(4,010)
Long-term debt, non-current	$11,919	$14,004

Amortization of deferred debt issuance costs began in the quarter ended June 30, 2025, once construction of the Georgetown facility was substantially complete. We amortized $10,000 and $36,000 of the deferred financing costs to interest expense during the three and six-month periods ended June 30, 2026, respectively. In the comparable three and six-month periods ended June 30, 2025, we amortized $8,000 of deferred issuance costs. As of June 30, 2026, the effective interest rate on the Company's long-term debt was 6.9%.

Note 3 - Long-Term Debt

On December 31, 2024, we entered into a Credit Agreement (the “Credit Agreement”) with Susser Bank to fund improvements at the Georgetown, Texas location we leased on December 2, 2024 to which we moved our headquarters and operations in 2025. The Credit Agreement provided for a $20.0 million term loan facility, and the option for additional incremental term loans of up to $5.0 million (the “accordion feature”). Upon closing on December 31, 2024, we borrowed $8.7 million, with $5.0 million of that amount deposited in a required interest-bearing cash collateral account, $3.4 million reimbursed to us for capital expenditures previously funded with our operating cash, and $0.3 million funding loan closing costs. During the year ended December 31, 2025, we borrowed the remaining $11.3 million of available funds, bringing the total amount borrowed to $20.0 million. Per its terms, we made interest-only payments through July 5, 2025. On July 5, 2025, the loan converted to a fully amortizing term loan with a final due date of January 5, 2030 and monthly payments of approximately $437,000 beginning on August 5, 2025. On September 17, 2025, we exercised the accordion feature on our Credit Agreement, increasing the amount borrowed by $5.0 million. As the loan bears a floating interest rate, the total payment will fluctuate from time to time with prevailing interest rates. The loan was secured by substantially all of the company’s assets, including a $5.0 million cash deposit held in a money market account with related earnings payable to the Company. The restriction on the $5.0 million cash deposit was released in December 2025, with the majority of those funds used to retire the accordion loan, and the remaining funds were released to us. Interest accrues at a rate per annum equal to 1-month Secured Overnight Financing Rate (SOFR) plus 3.0%, subject to a 4.5% floor. Upon an event of default, interest would accrue at a rate equal to the normal rate plus 2.0%. Following the borrowing and subsequent full repayment of the accordion loan, the remaining loan balance is related solely to the original term loan, and monthly payments have returned to approximately $0.4 million.

The Credit Agreement includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. It also includes customary negative covenants including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The Credit Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Credit Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of ownership defaults. Financial covenants require us to maintain a leverage ratio, as defined in the agreement, of no more than 2.75x through September 30, 2026; and 2.00x after September 30, 2026, and a debt service coverage ratio, as defined in the agreement, of at least 1.25x. We were in compliance with all covenants at June 30, 2026 and December 31, 2025.

As of June 30, 2026, all available funds under the Credit Agreement have been drawn.

The following table presents the aggregate future maturities of the Company’s debt as of June 30, 2026 (unaudited, in $000’s):

Fiscal Year
Remainder of 2026	$2,040
2027	4,319
2028	4,648
2029	5,008
2030	434
Total maturities, principal amount	$16,449

To secure the additional electrical capacity required to support increased demand, the utility provider at our Georgetown integration facility required us to provide a $1.8 million bank letter of credit, which was issued in 2026 and collateralized by a corresponding amount of restricted cash. The letter of credit was issued by Susser Bank.

Note 4 - Leasing Arrangements

Lessee Arrangements

We have operating leases for our office, integration and warehouse facilities in both Round Rock, Texas and Georgetown, Texas as well as for certain equipment. Our leases have remaining lease terms of 33 to 107 months. We have no remaining renewal options on our Round Rock facility.  We have several renewal options available on our Georgetown, Texas facility, which were evaluated at lease commencement and determined not to be reasonably certain to be renewed, as the initial term is 10 years and we cannot accurately predict whether we would be likely or unlikely to exercise such an option that far into the future. As such, it was excluded from the measurement of the right-of-use asset and lease liability.

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

Right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period in which the costs are incurred. Variable lease expense is comprised of common area maintenance (CAM), property taxes and property insurance. Components of lease expense and other information for leases in which we are the lessee is as follows (unaudited, in $000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost:
Operating lease cost	$792	$973	$1,598	$1,964
Variable lease cost	330	202	653	324
Total operating lease cost	$1,122	$1,175	$2,251	$2,288

Cash paid for operating leases	$912	$420	$1,816	$656
New right-of-use assets – operating leases	24	-	24	-

 The following presents information regarding the Company's operating leases as of June 30 (unaudited):

	2026	2025
Weighted average remaining lease term – operating leases (months)	99	109
Weighted average discount rate – operating leases	7%	7%

Future minimum lease payments under non-cancellable leases as of June 30, 2026 were as follows (unaudited, in ‘000’s):

Fiscal Year
Remainder of 2026	$1,856
2027	3,789
2028	3,916
2029	3,277
2030	3,127
Thereafter	15,102
Total minimum future lease payments	31,067
Less imputed interest	(8,382)
Total	$22,685

Reported as of June 30, 2026 (in ‘000’s):
Current portion of lease liabilities	$2,117
Non-current portion of lease liabilities	20,568
$22,685

Lessor Arrangements

In applying ASC 842, the Company exercises judgment in determining whether customer arrangements contain embedded leases. This assessment considers whether a contract conveys the right to control the use of an identified asset for a period of time, including whether the customer obtains substantially all of the economic benefits from use of the asset and has the right to direct its use.

Effective May 1, 2026, the Company entered into an arrangement with its largest customer whereby the Company uses substantially all of the capacity of the Company's Round Rock, Texas warehouse facility to provide warehousing services for the customer. The term of the agreement runs through the expiration of our lease at that facility on March 31, 2029, and includes the potential of extensions beyond that date if both parties agree. While not legally structured as a sublease, management concluded that the arrangement contains an embedded operating lease under ASC 842. In reaching this conclusion, management considered, among other factors, the customer’s exclusive right to utilize the warehouse capacity and decision‑making authority over how and for what purpose the warehouse is used, as well as the Company’s lack of substantive rights to redirect the asset during the contract term. The Company is the lessee under the underlying property lease and has therefore accounted for the arrangement as a sublease.

Changes in contractual terms or operational practices could impact the Company’s assessment of whether future arrangements contain embedded leases.

Lease income relates solely to the lease component identified within the Round Rock warehousing arrangement. Non-lease components, including warehousing, logistics, transportation, and related services, are accounted for separately under ASC 606 and are not included in the amounts presented below.

The following table presents our lease income (in ’000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease income	$289	$-	$289	$-
Variable lease income	-	-	-	-
Total lease income	$289	$-	$289	$-

Future lease income under noncancelable operating subleases as of June 30, 2026 were as follows (unaudited, in ‘000’s):

Fiscal Year
Remainder of 2026	$866
2027	1,775
2028	1,834
2029	462
Total future lease income	$4,937

Note 5 – Income Taxes

For the three and six months ended June 30, 2026, the Company recorded an income tax expense of $413 thousand and $804 thousand, respectively. The effective tax rate for the three and six months ended June 30, 2026 was 22.4% and 17.8%, respectively, which includes applying the projected annual effective tax rate of 27.5% before discrete events and accounting for discrete items, such as additional tax benefits of stock compensation realized during the quarter.

For the three and six months ended June 30, 2025, the Company recorded an income tax expense of $69 thousand and $118 thousand, respectively. The effective tax rate for the three and six months ended June 30, 2025 was 4.4% and 2.6%. The effective tax rate differs from the statutory federal rate of 21% due primarily to the application of valuation allowances. The Company’s conclusion regarding the realizability of its deferred tax assets changed during 2025 due to its history of earnings and expectations of continuing taxable income, resulting in the release of its valuation allowance, with certain limited exceptions, as of December 31, 2025.

The Company’s total unrecognized tax benefits, excluding interest, at June 30, 2026 and June 30, 2025 were $75 thousand and $0 respectively. As of June 30, 2026 and June 30, 2025, the Company had $28 thousand and $0, respectively, of accrued penalties and interest reflected in accrued expenses.

Note 6 – Commitments and Contingencies

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At June 30, 2026, these open purchase order commitments amount to approximately $62.2 million, with $51.5 million of that related to our procurement segment operations. The majority of services to be delivered and inventory or equipment to be received is expected to be satisfied during the next six months at which time these commitments will be fulfilled.

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

Note 7 – Fair Value Measurements

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2026, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities, including goodwill and property and equipment, are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 8 – Share-Based Payments

Stock‑based compensation expense was $1.0 million and $2.1 million for the three and six months ended June 30, 2026, and is included in selling, general and administrative expenses. As of June 30, 2026, total unrecognized compensation cost related to unvested share‑based awards was $5.0 million, which is expected to be recognized over a weighted‑average period of 1.7 years.

There were no material changes to the Company’s share‑based payment plans, valuation methodologies, or significant award terms during the quarter.

Note 9 – Common Stock Repurchases

During the three and six months ended June 30, 2026, we repurchased 71,553 and 203,786 shares of our common stock, respectively, with an aggregate value of approximately $861,000 and $2,219,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. In the comparable three and six months ended June 30, 2025, we repurchased 99,103 and 222,792 shares of our common stock, respectively, with an aggregate value of approximately $2,266,000 and $3,920,000. Per terms of the restricted stock agreements, for certain employees we paid the employees’ related taxes associated with the vesting of the employees’ restricted stock and withheld from the shares issued to the employee the market value of shares which corresponded to the taxes, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents common stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and related taxes, and decreased the shares issued to the employee by a corresponding value, resulting in a share issuance net of the exercise price and taxes to the employee.

Note 10 – Related Party Transactions

During the three and six months ended June 30, 2026, the Company entered into transactions with a related party, Neovia Logistics Services, LLC (“Neovia”). Neovia is considered a related party because its Chief Executive Officer is an independent director on the Company’s board of directors. The transactions consisted of consulting services related to the Company’s inventory and warehouse management processes, and from May 1, 2026 forward, for managing the Company’s warehouse operations in its Round Rock, Texas facility. We have contracted with Neovia to provide such warehouse management services at our Round Rock, Texas warehouse from May 1, 2026 to March 31, 2029.  For the three and six-month periods ended June 30, 2026, expenses recognized related to these transactions totaled approximately $433,000 and $537,000, respectively, and are included in Company’s cost of revenues. As of June 30, 2026, amounts due to the related party were $123,000 and are included in accounts payable. No related party transactions were present, nor any amounts due to or from related parties, in the comparable prior year periods.

Note 11 – Earnings Per-Share

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purpose of determining diluted earnings per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the computations of basic and diluted earnings per share from continuing operations. In the table below, net income  represents the numerator, and shares represent the denominator (unaudited, in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic Earnings per share:
Numerator:
Net income	$1,432	$1,483	$3,708	$4,462
Denominator:
Weighted-average shares of common stock outstanding	28,094	23,581	28,023	23,871
Basic Earnings per share	$0.05	$0.06	$0.13	$0.19

Diluted Earnings per share:
Numerator:
Net income	$1,432	$1,483	$3,708	$4,462
Denominator:
Weighted-average shares of common stock outstanding	28,094	23,581	28,023	23,871
Dilutive options outstanding	1,470	2,226	1,455	2,368
Number of shares used in diluted per-share computation	29,564	25,807	29,478	26,239
Diluted Earnings per share	$0.05	$0.06	$0.13	$0.17

For the three and six months ended June 30, 2026, respectively, 100,000 and 94,000 restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. For both the three and six months ended June 30, 2025, respectively, 50,000 restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

The Company’s reportable segments are as follows:

•	Procurement: Assists our customers in procuring third-party hardware, software, and professional services on their behalf that are used in our integration services as we integrate these components to deliver a completed system to our customers. Although this activity drives some of the work done in the systems integration business, its activities and financial results are reviewed separately from the systems integration segment results.
•	Systems Integration: Integrates IT equipment for OEM vendors and customers to be used inside data center environments, including MDCs. This includes AI-enabled computer technology as well as more traditional data center equipment. This segment also provides other computer equipment configuration services for our customers, as well as warehousing and logistics services to our largest customer.
•	Facilities Management: Involved in the design, project management and maintenance of data centers and mission-critical business operations.

The CODM evaluates the performance of the segments based on segment revenue and operating lease income, gross profit and pre-tax income, by comparing actual results to historic results and previously forecast financial information. Segment results are exclusive of certain corporate activities and expenses that are not allocated to specific segments, and which are reconciled below to our consolidated pre-tax income.

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

Information regarding our reportable segments is presented below (unaudited, in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended June 30, 2026:
Total revenues	$18,249	$14,169	$2,723	$35,141
Cost of revenues	16,233	8,506	1,169	25,908
Cost of revenues – depreciation	-	989	-	989
Cost of lease operations	-	235	-	235
Total cost of revenues	16,233	9,730	1,169	27,132
Segment gross profit	$2,016	$4,439	$1,554	$8,009
Payroll and benefits excluded from cost of revenues	-	1,114	163	1,277
Depreciation and amortization expense	-	224	1	225
Bank factoring fees	397	77	36	510
Other operating expenses	-	309	17	326
Loss on sale or disposal of assets	-	17	-	17
Interest expense	-	322	-	322
Interest income	-	-	-	-
Other expense (income)	-	-	-	-
Segment pre-tax income	$1,619	$2,376	$1,337	$5,332
Capital expenditures	$-	$7,717	$-	$7,717

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended June 30, 2025:
Total revenues	$33,002	$9,486	$1,482	$43,970
Cost of revenues	30,463	5,311	381	36,155
Cost of revenues – depreciation	-	618	-	618
Cost of lease operations	-	-	-	-
Total cost of revenues	30,463	5,929	381	36,773
Segment gross profit	$2,539	$3,557	$1,101	$7,197
Payroll and benefits excluded from cost of revenues	-	793	170	963
Depreciation and amortization expense	-	143	3	146
Bank factoring fees	756	100	3	859
Other operating expenses	-	343	15	358
Interest expense	-	-	-	-
Interest income	-	-	-	-
Other expense (income)	-	-	-	-
Segment pre-tax income	$1,783	$2,178	$910	$4,871
Capital expenditures	$-	$12,705	$-	$12,705

	Procurement	Systems Integration	Facilities Management	Total Segments
Six Months Ended June 30, 2026:
Total revenue	$58,229	$28,245	$4,013	$90,487
Cost of revenues	53,516	16,372	1,624	71,512
Cost of revenues – depreciation	-	1,925	-	1,925
Cost of lease operations	-	235	-	235
Total cost of revenues	53,516	18,532	1,624	73,672
Segment gross profit	$4,713	$9,713	$2,389	$16,815
Payroll and benefits excluded from cost of revenues	-	2,131	290	2,421
Depreciation and amortization expense	-	441	3	444
Bank factoring fees	904	259	51	1,214
Loss on sale or disposal of assets	-	17	-	17
Other operating expenses	-	656	22	678
Interest expense	-	655	-	655
Interest income	-	-	-	-
Other expense (income)	-	-	-	-
Segment pre-tax income	$3,809	$5,554	$2,023	$11,386
Capital expenditures	$-	$8,062	$-	$8,062

	Procurement	Systems Integration	Facilities Management	Total Segments
Six Months Ended June 30, 2025:
Total revenue	$123,179	$16,970	$2,780	$142,929
Cost of revenues	113,612	11,144	1,148	125,904
Cost of revenues – depreciation	-	618	-	618
Cost of lease operations	-	-	-	-
Total cost of revenues	113,612	11,762	1,148	126,522
Segment gross profit	$9,567	$5,208	$1,632	$16,407
Payroll and benefits excluded from cost of revenues	-	1,624	309	1,933
Depreciation and amortization expense	-	322	6	328
Bank factoring fees	2,108	202	17	2,327
Other operating expenses	14	623	24	661
Interest expense	-	-	-	-
Interest income	-	-	-	-
Other expense (income)	-	-	-	-
Segment pre-tax income	$7,445	$2,437	$1,276	$11,158
Capital expenditures	$-	$27,574	$-	$27,574

The table below reconciles total segment pre-tax income for each period presented above to consolidated pre-tax income (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment pre-tax income	$5,332	$4,871	$11,386	$11,158
Less: Unallocated SG&A and depreciation	4,052	3,494	8,165	7,136
Plus: Unallocated interest income	565	175	1,290	558
Less other expense (plus other income)	-	-	(1)	-
Consolidated pre-tax income	$1,845	$1,552	$4,512	$4,580

The table below presents segment total assets for June 30, 2026 and December 31, 2025 (unaudited, in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Total Segment Assets at June 30, 2026	$20,446	$55,014	$1,848	$77,308
Total Segment Assets at December 31, 2025	26,159	44,661	903	71,723

The table below reconciles combined segment total assets for each period presented above to consolidated total assets (in thousands):

	June 30, 2026	December 31, 2025
	(Unaudited)
Combined total assets included in segments	$77,308	$71,723
Plus items not allocated to segments:
Cash and cash equivalents	67,679	85,510
Other receivables	25	56
Restricted cash	1,811	-
Prepaid expenses and other current assets	1,944	1,642
Property and equipment, net	2,374	286
Lease right-of-use asset	14,569	15,294
Deferred tax asset, net	7,242	7,917
Other assets	2,369	2,507
Consolidated total assets	$175,321	$184,935

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

Overview

We provide a comprehensive suite of services for the integration of complex Artificial Intelligence (AI) technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration and the warehousing of parts integral to those services, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services were enhanced to include integration of AI enabled data center server racks as compared to traditional network, storage and CPU-based compute racks. That expansion of our service offerings necessitated a larger investment in fixed assets for the electrical power and cooling required by AI enabled racks, and drove a related significant increase in revenues from our systems integration segment. AI rack integration continues to be a key growth contributor to our revenues and earnings.

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

In October 2024, we signed a long-term agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume. To support this level of production, and to be able to provide increased volumes over our prior facility, we moved our headquarters and production facility to a new location in May 2025. Through June 30, 2026, we have invested approximately $48 million in improvements to that leased facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled computer racks. We are financially responsible for all fixed and variable costs related to this activity, including debt service requirements related to the capital expenditures, direct and indirect labor related to this activity, and all facility and related costs. In December 2025, we signed an amendment to the long-term agreement whereby both parties agreed to extend the term of the agreement for an additional two years beyond its original multi-year term, with automatic one-year renewals if not earlier terminated, and to provide pricing updates to account for increased power consumption and capital expenditures beyond the original expectations. While there may be some variability in the number of racks built in any given period, we believe the structure of the agreement with our customer provides reasonable assurance to us that absent our material breach of the agreement or our termination of the agreement, the revenues we earn from this arrangement will be sufficient to cover the aforementioned costs we expect to incur in fulfilling our obligations. Our customer could terminate the agreement if we were to materially breach the agreement, leaving us with the financial obligations of the lease and debt service regardless of whether we had revenues sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to the other party’s material breach of the agreement, the other party would be relieved of any further obligation. Funding sources for the build-out costs at the new facility include approximately $6.8 million contributed by our landlord, $25 million from two related bank term loans, and cash on hand. In December 2025, we repaid the second $5 million bank loan, and our current loan balance reflects the remaining balance on only the original $20 million loan.

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

Most of our revenue is generated based on services provided by either our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other costs to support the project. Since we earn higher profits from the labor services that our employees provide compared with use of subcontracted labor and other reimbursable costs, we seek to optimize our labor content on the contracts we are awarded to maximize our profitability. Occasionally, our revenues will reflect certain reimbursements received from customers for expanding our capacity, typically through capital expenditures, or for adding headcount to support specific customer requests. In 2024, we invested approximately $1.7 million in our Round Rock facility to expand our capacity to integrate generative AI-enabled server racks, including both air-cooled and direct-liquid cooled systems. One of our customers reimbursed us for the majority of those investments. Prior to December 2025, we were amortizing that reimbursement into service integration revenues over the expected useful life of three years; the same period over which we were depreciating the related fixed assets. As the production of AI racks has now fully moved to our Georgetown facility and we no longer expect to utilize the assets installed in our Round Rock facility to support AI rack integration, we accelerated the revenue recognition and depreciation of those assets in the fourth quarter of 2025.

Our maintenance and integration services traditionally earn higher margins relative to our other service offerings, and maintenance contracts typically renew annually, providing consistency and predictability of revenues. We focus our design and project management services on smaller jobs typically connected with addition or retrofit activities to obtain better margins and a more predictable pattern of earnings than are typically seen when such efforts are concentrated in fewer high-value contracts for the construction of new data centers, which would otherwise require greater levels of working capital and tend to yield lower margins. We have also focused on providing maintenance services for MDC applications as this market has expanded. We continue to focus on increasing our systems integration revenues through more consistent revenue streams that will better utilize our assets in that business, and through adding revenue streams such as procurement services to help drive volume through the integration facility.

In April 2026, we signed an agreement with our largest customer to use our idle Round Rock, Texas facility to provide warehousing, fulfillment and transportation services, primarily for inventory parts that are integral to the AI rack integration services we provide to that same customer. The agreement calls for us to provide such services, including transportation of parts from that facility to our Georgetown, Texas integration facility as needed, which began May 1, 2026. The term of the agreement runs through the expiration of our lease at that facility on March 31, 2029, and includes the potential of extensions beyond that date if both parties agree. The agreement calls for both fixed and variable revenues which contributed to the Company’s overall income beginning in the second quarter of 2026. Although we did not legally sublease our facility to our customer, following the guidance of ASC 842, we determined that a portion of the agreement represents an embedded lease.  Accordingly, the portion of customer charges deemed sublease income are reported separately from our ASC 606 revenues, as is the related cost of the property lease.  This break-out first began when the agreement went into effect May 1, 2026.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026

Unless otherwise noted, all comparisons in this section are between the three-month period ended June 30, 2026 (the “current quarter” or “this quarter”) and the three-month period ended June 30, 2025 (the “prior-year quarter” or “this quarter last year”).

Revenues

Total revenues in the current quarter decreased 21% to $34.9 million, comprised of increased revenues in our two higher margin lines of business, offset by a decrease in our lower margin procurement business. Procurement revenues, which can vary widely from quarter to quarter, decreased by $14.8 million (45%) in comparison to the prior-year quarter. Due to a margin expansion from 7.7% in the prior-year quarter to 11.0% in the current quarter, as further discussed below, the lower procurement revenues resulted in only a 9.2% decrease in that segment’s contribution to pre-tax income. Facilities management revenues of $2.7 million represent an 84% increase over the prior-year quarter, and systems integration revenues increased by $4.4 million (46%) to $13.9 million in the current quarter.

The $4.4 million (46%) increase in systems integration revenues was due primarily to the continued growth in integration of AI-enabled computer racks and an increase in certain fixed monthly fees as we amended our long-term agreement with our main customer in December 2025. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs of our facility and debt service payments tied to our financing of the build-out of the Georgetown, Texas facility which was completed in 2025. While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach it, leaving us with the financial obligations of the facility and debt service regardless of whether we have revenue sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation. If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

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

During the second quarter of 2026, we commenced a new multi-year warehousing and logistics arrangement with our largest customer utilizing our Round Rock, Texas facility. The arrangement expands our service offering beyond traditional integration activities and includes dedicated warehouse capacity, inventory handling, logistics management, and transportation support services. The contract contributed to increased systems integration revenue and operating income during the current quarter and is expected to provide a recurring stream of revenue and cash flows through March 31, 2029. We believe the arrangement further strengthens our strategic relationship with our largest customer and enhances visibility into future operating results.

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

As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some variability of these revenues from quarter to quarter. We do not rely on a predictable flow of business, but we promote the importance of a procurement services solution alongside our customer using our sales personnel. In the current quarter, procurement revenues decreased from $33.0 million in the prior-year quarter to $18.2 million.  Due to the lighter effort required to execute procurement transactions, the gross margins are less robust in that line of business. As a result, increases and decreases in that business have a smaller impact on our overall margins and profitability compared to increases in the higher margin facilities management or systems integration lines of business.

Non-GAAP Revenue, Gross Profit and Gross Margins

The following table presents the results of our procurement activities, in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid the analysis of the underlying economics (unaudited, in thousands, except percentages):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Decrease	Percentage Decrease
Recognized Values (GAAP):
Recognized value of all procurement deals	$18,249	$33,002	$(14,753)	(45)%
Recognized cost of revenues	16,233	30,463	(14,230)	(47)%
Gross profit	2,016	2,539	(523)	(21)%
Gross margin based on recognized value of transactions	11.0%	7.7%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$33,521	$65,731	$(32,210)	(49)%
Cost of revenues	31,505	63,192	(31,687)	(50)%
Gross profit	2,016	2,539	(523)	(21)%
Gross margin based on gross value of transactions	6.0%	3.9%

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

	Three Months Ended June 30,
	2026	2025
Recognized revenue of all procurement deals - GAAP	$18,249	$33,002
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	15,272	32,729
Gross value of revenues including netting (non-GAAP)	$33,521	$65,731

Recognized cost of goods for all procurement deals - GAAP	$16,233	$30,463
Materials costs incurred but excluded from both recorded revenues and costs	15,272	32,729
Gross value of costs of goods including netting (non-GAAP)	$31,505	$63,192

The gross value of all procurement transactions decreased 49% from the prior-year quarter, from $65.7 million to $33.5 million in the current quarter. Gross profit recognized on all procurement transactions decreased 21% from $2.5 million to $2.0 million before interest charges. The decrease in revenues was favorably muted by a margin expansion from 7.7% to 11.0% on a GAAP basis and from 3.9% to 6.0% on a gross basis.

Although the margins are less robust than in our other lines of business, efforts required to support the business are minimal, so any incremental activity remains additive to our net income and can lead to additional cross-sales of higher yielding integration services, so we continue to view this business as a growth vehicle. The procurement business can fluctuate widely from quarter to quarter, and the recorded revenues can fluctuate even more widely if there is a substantial shift between gross and net deals, even if the underlying economics between the two are relatively similar. We currently expect procurement revenues to return to the more typical range of $30 million to $40 million in the quarter ending September 30, 2026.

Operating Lease Income

Operating lease income was approximately $289,000 for the three months ended June 30, 2026 and relates to a warehousing and logistics arrangement that commenced May 1, 2026 at our former Round Rock, Texas integration facility. Following applicable accounting rules, we determined that the arrangement contains an embedded lease under ASC 842. As a result, we allocate a portion of the contractual consideration to lease income, with the remainder recognized as service revenue under ASC 606. Because the arrangement did not exist during the comparable prior-year period, no operating lease income was recognized in 2025. We expect operating lease income to continue over the remaining contractual term, which extends through March 31, 2029. Partially offsetting the lease income is a $235,000 cost of lease operations, yielding a $54,000 contribution to gross profit from embedded lease portion of this arrangement.  The non-lease revenues and expenses related to this arrangement are included in our systems integration segment results.

Cost of Revenues and Lease Operations, and Gross Margins

Gross margins are derived from total revenues and lease income less total cost of revenues and lease operations. Effective May 1, 2026, we began recognizing operating lease income associated with our Round Rock warehousing arrangement. Accordingly, gross profit and gross margin for the current period include the impact of both ASC 606 revenue-generating activities and ASC 842 operating lease activities.

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, depreciation of our manufacturing equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance, and depreciation of fixed assets directly related to our revenue-producing operations. Cost of lease operations consists primarily of rent expense and other direct occupancy costs associated with our Round Rock, Texas warehouse facility that are attributable to operating lease income recognized under ASC 842.

Our consolidated gross margin improved, increasing from 16.4% in the prior-year quarter to 22.8% in the current quarter. Gross margins for the current quarter were 11.0% for the procurement business, 31.3% for the systems integration business, and 57.1% for the facilities management business. In the prior-year quarter, gross margins were 7.7% for the procurement business, 37.5% for the systems integration business and 74.3% for the facilities management business.

•	Procurement Segment: As reported under GAAP, procurement gross margins increased from 7.7% in the prior-year quarter to 11.0% in the current quarter. Calculated using the non-GAAP gross value of all transactions (which reflects the total value of procurement activity including amounts where the Company acts as agent and records only fee revenue under GAAP), procurement gross margins increased from 3.9% in the prior-year quarter to 6.0% in the current quarter, reflecting the Company’s strategic direction to focus on higher margin value deals.
•	Systems Integration Segment: The overall gross margin for systems integration declined from 37.5% in the prior-year quarter to 31.3% in the current quarter. The overall decline was expected as a result of the increased depreciation charges we recognized in the current period related to our Georgetown, Texas facility which was not fully operational during this same time last year.
•	Facilities Management Segment: Gross margins in the facilities management segment declined to 57.1% in the current quarter, down from 74.3% in the prior-year quarter. As the margins in this line of business are typically near 50%, the current quarter results represent a return to its norm, whereas the prior-year quarter carried an abnormally wide margin tied to the expiration of certain maintenance agreements in that period, for which we reversed accruals for expected expenses that were not ultimately needed to maintain those facilities.

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

In prior years, our depreciation related to equipment and other fixed assets used in revenue-generating activities was minimal. Following the significant capital investments made in our new Georgetown, Texas integration facility, we began in 2025 reporting as a component of cost of revenues the depreciation related to revenue-generating activities. That depreciation classified as cost of revenue amounted to $1.0 million in the three-month period ended June 30, 2026, with $0.6 million reported in the prior-year quarter.

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, equity-based compensation, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, SG&A expenses increased from 66% in the prior-year quarter to 69% in the current quarter. In dollar terms, our SG&A expenses increased by $0.8 million (17%) due to higher non-cash equity-based compensation, headcount and related compensation costs to support the growing scale of the organization, including the creation of two new executive positions that we expect to help us expand our offerings, revenues and earnings in future periods.

Depreciation and Amortization outside cost of revenues

Depreciation and amortization not allocated to cost of revenues increased from $0.2 million in the prior-year quarter to $0.3 million in the current quarter due to the general growth in the business.

Bank Factoring Fees

Bank factoring fees decreased from $0.9 million in the prior-year quarter to $0.5 million in the current quarter, primarily due to the smaller amount of receivables factored in the period. Also contributing to the decrease in bank factoring fees is a slight decrease in prevailing short-term interest rates, which have a direct impact on the fees we pay.

Operating Income (Loss)

Reflecting the margin expansion, our operating income increased 16%, from $1.4 million in the prior-year quarter to $1.6 million in the current quarter. We expect future revenues will ramp at a faster pace than SG&A and other costs, which will lead to overall expected increases in operating income for the remainder of the year.

Interest Expense

In the current quarter, we recorded interest expense of $0.3 million compared to no interest expense in the prior-year quarter. This increase was due to our long-term debt converting into an interest-bearing note in the third quarter of the prior year. As such, all interest charges in the prior-year quarter were capitalized as part of the build-out costs of our new Georgetown facility.

Interest Income

Due primarily to the higher average balance of cash on hand in the current quarter, interest income increased to $0.6 million compared to $0.2 million earned in the prior-year quarter. The cash balance increased primarily due to our raising $55.3 million in a stock offering completed in August 2025.

Income tax expense

Due to a history of consolidated net operating losses, we had historically recorded a full valuation allowance against our deferred tax asset (“DTA”). The minimal income tax expense recorded in periods prior to the fourth quarter of 2025 represented primarily Texas state franchise tax, with any federal taxes offset by a partial utilization of the DTA and related release of the offsetting valuation allowance. In light of our improved financial performance and expectation of continued generation of taxable income in future periods, we reversed, in the quarter ended December 31, 2025, most of the valuation allowance we had previously recorded against our DTA.

The income tax expense in the current quarter was $0.4 million, or 22.4% of pre-tax income, compared to $69,000, or 4.4% of pre-tax income in the prior-year quarter. The current quarter effective tax rate is comprised of federal and state income taxes of 27.5% of pre-tax income, net of excess tax benefits on employee stock compensation in the current period.  We expect the effective tax rate in the third through fourth quarters of 2026 to be approximately 27.5%, yielding a full-year effective tax rate of approximately 23.0%. This could be affected by large discrete items in future periods.

Net Income

After the $0.4 million charge for income taxes, our net income was $1.4 million, or $0.05 per diluted share in the current quarter, compared to net income of $1.5 million, or $0.06 per diluted share in the prior-year quarter. This reflects the net effect of the items discussed above, as well as a greater number of shares outstanding following our August 2025 sale of stock.

Six Months Ended June 30, 2026

Unless otherwise noted, all comparisons in this section are between the six-month period ended June 30, 2026 (the “current year-to-date period” or “current period”) and the six-month period ended June 30, 2025 (the “prior year-to-date period”, “prior year period”, or “this period last year”).

Revenues

Total revenues in the current year-to-date period decreased 37% to $90.2 million, comprised of increased revenues in our two higher margin lines of business, offset by a decrease in our lower margin procurement business. Procurement revenues, which can vary widely from period to period, decreased by $65.0 million (53%) in comparison to an unusually large volume of procurement activity in the prior-year year-to-date period. These decreases were somewhat offset by an increase in revenues from our two higher margin lines of business – systems integration and facilities management. Systems integration revenues increased $11.0 million (65%) from $17.0 million in the prior year-to-date period to $28.0 million in the current period. Facilities management revenues increased $1.2 million (44%), growing from $2.8 million in the prior year-to-date period to $4.0 million in the current year-to-date period. Deferred revenues decreased $10.9 million compared to the balance at December 31, 2025, for contracts and projects that were completed in the year-to-date period ended June 30, 2026, including one unusually large order that was in process at December 31, 2025.

The $11.0 million (65%) increase in systems integration revenues was due primarily to the continued growth in integration of AI-enabled computer racks, which began with significant volume in June 2024, and an increase in certain fixed monthly fees as we amended our long-term agreement with our main customer in December 2025. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility and debt service payments tied to our financing of the build-out of our Georgetown, Texas facility which was completed in 2025. While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach it, leaving us with the financial obligations of the facility and debt service regardless of whether we have sufficient revenue to cover those costs. Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation. If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

During the second quarter of 2026, we commenced a new multi-year warehousing and logistics arrangement with our largest customer utilizing our Round Rock, Texas facility. The arrangement expands our service offering beyond traditional integration activities and includes dedicated warehouse capacity, inventory handling, logistics management, and transportation support services. The contract contributed to increased systems integration revenue and operating income during the current year-to-date period and is expected to provide a recurring stream of revenue and cash flows through March 31, 2029. We believe the arrangement further strengthens our strategic relationship with our largest customer and enhances visibility into future operating results.

The prior year included an unusually high level of procurement sales to our largest customer for both governmental and private enterprise end users. As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some variability of these revenues from quarter to quarter. We do not rely on a predictable flow of business, but we promote the importance of a procurement services solution alongside our customer using our sales personnel. Due to the lighter effort required to execute procurement transactions, the gross margins are less robust in that line of business. As a result, increases and decreases in that business have a smaller impact on our overall margins and profitability compared to increases in the facilities management or systems integration lines of business.

Non-GAAP Revenue, Gross Profit and Gross Margins

The following table presents the results of our procurement activities, in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid the analysis of the underlying economics (unaudited, in thousands, except percentages):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Decrease	Percentage Decrease
Recognized Values (GAAP):
Recognized value of all procurement deals	$58,229	$123,179	$(64,950)	(53)%
Recognized cost of revenues	53,516	113,612	(60,096)	(53)%
Gross profit	4,713	9,567	(4,854)	(51)%
Gross margin based on recognized value of transactions	8.1%	7.8%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$82,898	$171,712	$(88,814)	(52)%
Cost of revenues	78,185	162,145	(83,960)	(52)%
Gross profit	4,713	9,567	(4,854)	(51)%
Gross margin based on gross value of transactions	5.7%	5.6%

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

	Six Months Ended June 30,
	2026	2025
Recognized revenue of all procurement deals - GAAP	$58,229	$123,179
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	24,669	48,533
Gross value of revenues including netting (non-GAAP)	$82,898	$171,712

Recognized cost of goods for all procurement deals - GAAP	$53,516	$113,612
Materials costs incurred but excluded from both recorded revenues and costs	24,669	48,533
Gross value of costs of goods including netting (non-GAAP)	$78,185	$162,145

The gross value of all procurement transactions decreased 52% from the prior-year year-to-date period, from $171.7 million to $82.9 million in the current year-to-date period. Gross profit recognized on all procurement transactions decreased 51% from $10.0 million to $4.7 million before interest charges. The prior year included an elevated level of sales to the federal government, as well as one individually large transaction to an enterprise client, with a larger than normal margin in the prior-year period.

Although the margins are less robust than in our other lines of business, efforts required to support the business are minimal, so any incremental activity remains additive to our net income and can lead to additional cross-sales of higher yielding integration services, so we continue to view this business as a growth vehicle. The procurement business can fluctuate widely from quarter to quarter, and the recorded revenues can fluctuate even more widely if there is a substantial shift between gross and net deals, even if the underlying economics between the two are relatively similar.

Operating Lease Income

Operating lease income was approximately $289,000 for the six months ended June 30, 2026 and relates to a warehousing and logistics arrangement that commenced May 1, 2026 at our former Round Rock, Texas integration facility. Following applicable accounting rules, we determined that the arrangement contains an embedded lease under ASC 842.  As a result, we allocate a portion of the contractual consideration to lease income, with the remainder recognized as service revenue under ASC 606. Because the arrangement did not exist during the comparable prior-year period, no operating lease income was recognized in 2025. We expect operating lease income to continue over the remaining contractual term, which extends through March 31, 2029.  Partially offsetting the lease income is a $235,000 cost of lease operations, yielding a $54,000 contribution to gross profit from embedded lease portion of this arrangement during the current year-to-date period.  The non-lease revenues and expenses related to this arrangement are included in our systems integration segment results.

Cost of Revenues and Lease Operations, and Gross Margins

Gross margins are derived from total revenues and lease income less total cost of revenues and lease operations. During the second quarter of 2026, we began recognizing operating lease income associated with the Round Rock warehousing and logistics arrangement. Accordingly, gross profit and gross margin for the current period include the impact of both ASC 606 revenue-generating activities and ASC 842 operating lease activities.

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, depreciation of our manufacturing equipment, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance, and depreciation of fixed assets directly related to our revenue-producing operations. Our consolidated gross margin significantly improved, increasing from 11.5% in the prior year-to-date period to 18.6% in the current year-to-date period, with margins improving in each reportable segment. Gross margins for the current period were 8.1% for the procurement business, 34.4% for the systems integration business, and 59.5% for the facilities management business. In the prior year-to-date period, gross margins were 7.8% for the procurement business, 30.7% for the systems integration business and 58.7% for the facilities management business.

•	Procurement Segment: As reported under GAAP, procurement gross margins increased from 7.8% in the prior year-to-date period to 8.1% in the current year-to-date period. Calculated using the non-GAAP gross value of all transactions (which reflects the total value of procurement activity including amounts where the Company acts as agent and records only fee revenue under GAAP), procurement gross margins improved from 5.6% in the prior year-to-date period to 5.7% in the current year-to-date period.
•	Systems Integration Segment: The overall gross margin for systems integration improved from 30.7% in the prior year-to-date period to 34.4% in the current quarter. The overall improvement was expected due to the increased monthly fees which we began charging at the end of the fourth quarter to compensate for the additional power charges we are incurring to meet our customer’s demand and additional capital investments, combined with an elevated volume of AI racks in the current year-to-date period. The increase in flat monthly fees enables us to meet the majority of our fixed costs and leverage the increased volumes we experienced into the overall gross margin increase. We have continued to see more elevated levels of AI rack integration, and expect to continue seeing elevated levels of activity for at least the next several quarters.
•	Facilities Management Segment: Gross margins in the facilities management segment remained robust, improving from 58.7% in the prior year-to-date period to 59.5% in the current year-to-date period. The increase in gross margin is due to the impact of some discrete projects in the current year-to-date period, and shifting a greater portion of the work from subcontractors to our own employees where possible to gain efficiencies.

In prior years, our depreciation related to equipment and other fixed assets used in revenue-generating activities was minimal. Following the significant capital investments made in our Georgetown, Texas integration facility, we began in 2025 reporting as a component of cost of revenues the depreciation related to revenue-generating activities. That depreciation classified as cost of revenue amounted to $1.9 million in the six-month period ended June 30, 2026, with $618 thousand reported in the prior year-to-date period.

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, equity-based compensation, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, SG&A expenses increased from 59% in the prior year-to-date period to 66% in the current period. In dollar terms, our SG&A expenses increased by $1.5 million (15%) due to higher non-cash equity-based compensation, headcount and related compensation costs to support the growing scale of the organization, including the creation of two new executive positions that we expect to help us expand our offerings, revenues and earnings in future periods.

Depreciation and Amortization outside cost of revenues

Depreciation and amortization not allocated to cost of revenues increased from $0.4 million in the prior year-to-date period to $0.6 million in the current year-to-date period due to the general growth in the business.

Bank Factoring Fees

Bank factoring fees decreased from $2.3 million in the prior year-to-date period to $1.2 million in the current period, driven by the overall decline in the gross value of receivables factored combined with a slight decrease in prevailing short-term interest rates, which have a direct impact on the fees we pay.

Operating Income

We recognized an operating income of $3.9 million in the current year-to-date period compared to operating income of $4.0 million in the prior year-to-date period. The majority of this decline is attributable to increased SG&A expenses as described above as the overall decline in total revenues was offset by our improved operational efficiency and gross margins. We expect future revenues will ramp at a faster pace than SG&A costs, which will lead to overall expected increases in operating income for the remainder of the year.

Interest Expense

In the current year-to-date period, we recorded interest expense of $0.7 million compared to no interest expense in the prior year-to-date period. This increase was due to our long-term debt converting into an interest-bearing note in the third quarter of the prior year. As such, all interest charges in the prior year period were capitalized as part of the build-out costs of our new Georgetown facility.

Interest Income

Due primarily to the higher average balance of cash on hand in the current quarter, interest income increased to $1.3 million compared to $0.6 million earned in the prior year period. The cash balance increased primarily due to our raising $55.3 million in a stock offering completed in August 2025.

Income tax expense

Due to a history of consolidated net operating losses, we had historically recorded a full valuation allowance against our DTA. The minimal income tax expense recorded in periods prior to the fourth quarter of 2025 represented primarily Texas state franchise tax, with any federal taxes offset by a partial utilization of the DTA and related release of the offsetting valuation allowance. In light of our improved financial performance and expectation of continued generation of taxable income in future periods, we reversed in the quarter ended December 31, 2025 the majority of the valuation allowance we had previously recorded against our DTA.

The income tax expense in the current year-to-date period was $0.8 million, or 17.8% of pre-tax income, compared to $0.1 million, or 2.6% of pre-tax income in the prior year-to-date period. The current period effective tax rate is comprised of federal and state income taxes of 27.5% of pre-tax income, net of large discrete tax benefits tied to excess tax benefits on employee stock compensation in the first six months of 2026. We expect the effective tax rate in the third through fourth quarters of 2026 to be approximately 27.5%, yielding a full-year effective tax rate of approximately 23.0%. This could be affected by large discrete items in future periods.

Net Income

After the $0.8 million charge for income taxes, our net income was $3.7 million, or $0.13 per diluted share in the current year-to-date period, compared to net income of $4.5 million, or $0.17 per diluted share in the prior year-to-date period. This reflects the net effect of the items discussed above, as well as a greater number of shares outstanding following our August 2025 sale of stock.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity on June 30, 2026 were our cash and cash equivalents on hand and projected cash flows from operating activities. The $16.0 million year-to-date net decrease in cash and cash equivalents was primarily attributable to a net use of $7.3 million in operating activities, reflecting largely the $3.7 million net income, net of $11.0 million of cash related to paydowns of our accounts payable, increased inventory purchases, and the reduction of our deferred revenues period-over-period. Financing activities used $4.1 million, with just under half of that amount representing scheduled principal payments on our debt and just over half of that to repurchase stock upon employees’ vesting in restricted stock. Investing activities used $4.6 million of cash for capital expenditures, part of the roughly $17 million we expect to spend this year to enable us to integrate the next generation of AI racks. In the prior year-to-date period, we invested $25.8 million in the continued buildout of our headquarters and integration facility in Georgetown, Texas. As of June 30, 2026, the Company was in compliance with all applicable covenants under its debt agreements. To secure the additional electrical capacity required to support increased demand, the utility provider required us to provide a $1.8 million bank letter of credit, which was issued during the current year-to-date period and collateralized by a corresponding amount of restricted cash. In December 2025, we amended the long-term AI rack integration agreement with our OEM customer. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility, including increased power consumption, and debt service payments tied to the build-out of the factory for which we are responsible.

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

As of June 30, 2026, we had cash and cash equivalents of $69.5 million, of which $1.8 million was held in a money market account as collateral against our outstanding letter of credit and therefore was not immediately accessible, as described above.

Significant sources and uses of cash

Operating activities:

Cash used in operating activities was $7.3 million in the current quarter, compared to $37.0 million of cash provided by operating activities in the prior-year period. With net income only $0.8 million different between the two periods, the primary difference was due to changes in operating assets and liabilities in each period. Operating cash flow in the current quarter was primarily due to the $3.7 million of net income, more than offset by a $16.1 million net use of cash for the change in operating assets and liabilities, largely to pay down accounts payable and accrued expenses as we paid costs related to projects that were in process at the beginning of the current year. In the prior-year period, the $37.0 million cash provided by operating activities was comprised primarily of $4.5 million of net income combined with a $28.5 million net inflow of cash from the change in operating assets and liabilities, primarily an increase in accounts payable and accrued expenses during that period stemming from a large procurement project.

Despite the improvements in our earnings, financial position and liquidity over the last two years, there can be no assurance as to the Company’s ability to continue to operate profitably or to scale its business operations on terms upon which additional financing might be available.

Investing activities:

We invested $4.6 million of cash in the six months ended June 30, 2026 primarily in the continued buildout of our leased integration facility and headquarters. These costs were largely for enhancements to our electrical and cooling systems to support our growth in AI-enabled rack integration, and is part of approximately $17 million we plan to spend during 2026 to ready the facility to integrate the next generation of AI computer chips. We anticipate this investment will drive incremental revenues for several future years. This compares to $25.8 million invested in capital assets in the prior year-to-date period as the buildout of our new facility and associated capital expenditures were completed in the prior year.

Financing activities:

Net cash used in financing activities was $4.1 million in the current year-to-date period compared to $7.4 million provided by financing activities in the prior-year period. We used $2.2 million of cash to repurchase stock in the current year-to-date period upon employees’ net settlement on the vesting of restricted stock and option exercises compared to $3.9 million used to repurchase stock in the comparable period of 2025. The primary difference in financing cash flows was $11.3 million cash inflows in the prior year as we funded the build-out of our integration facility, compared to $2.0 million used in the current year-to-date period to service that debt.

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

Our primary liquidity and capital requirements are to fund working capital from current operations, to fund the repurchase of shares from employees upon option exercises or vesting of restricted stock to allow them to cover their tax liabilities and to fund the repayments of our outstanding debt. Our largest customer also recently requested that we further enhance our integration facility, which we expect will require us to invest a total of approximately $17 million in capital expenditures, $4.5 million of which has already been invested in the current year-to-date period. We expect to recapture these costs, plus a profit margin through increased fees for integration services over the next several years, tied to our multi-year AI rack integration agreement.  Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses or further expand our facility. While we have no immediate plans to do so and there are no assurances that we could issue equity or other securities on terms that are satisfactory to us, we could raise an additional $94.3 million under our currently effective shelf registration statement.

Off-Balance Sheet Arrangements

In the first quarter of 2026, the Company entered into a letter of credit arrangement with a financial institution in support of utility service requirements associated with its operations. The letter of credit was required by the Company’s utility provider to ensure adequate electrical capacity and reliability.

The letter of credit is fully collateralized by an equivalent amount of restricted cash, which is reflected on the Company’s condensed consolidated balance sheets as of June 30, 2026. Accordingly, the Company’s maximum potential exposure under this arrangement is limited to the amount of restricted cash posted, and the arrangement does not create an obligation for additional future funding beyond amounts already recognized in the financial statements.

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

Other than the letter of credit described above, the Company has not entered into any material off‑balance sheet arrangements during the six months ended June 30, 2026.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were, in design and operation, ineffective due to the material weakness in internal control over financial reporting that continues to exist as of June 30, 2026, as described below.

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

Notwithstanding the material weakness described above, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three-month and six-month periods ended June 30, 2026 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although the Company implemented certain actions intended to remediate the previously identified material weakness, those actions do not yet represent completed or tested control changes and therefore have not been determined to materially affect internal control over financial reporting. As described above, these controls have not yet been fully evaluated to determine whether they have effectively remediated the material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended June 30, 2026:

Monthly Period During the Quarter Ended June 30, 2026	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
April 1, 2026 – April 30, 2026	5,742	$13.52	-	-
May 1, 2026 – May 31, 2026	1,306	$16.34
June 1, 2026 – June 30, 2026	64,505	$11.81	-	-
Total	71,553	$12.03

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock or accepted as the exercise price for associates exercising stock options. None were open market trades.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those are defined in Item 408 of Regulation S-K).

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

TSS, INC.

Date: August 13, 2026	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)

