Form 10-Q/A
period 2026-06-30
TSS, Inc.
filed 2026-08-14
CIK 1320760

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

Number of shares of common stock outstanding as of August 7, 2026: 28,219,070

EXPLANATORY NOTE

TSS, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, as originally filed with the Securities and Exchange Commission on August 13, 2026 (the “Original Filing”). The sole purpose of this Amendment is to complete inline eXtensible Business Reporting Language (iXBRL) tagging that was inadvertently not included in the Original Filing at the time of submission due to a processing error. The Original Filing was accepted by the SEC without submission errors; however, certain required iXBRL tags were incomplete.

No changes have been made to the substantive content of the Original Filing, including the financial statements, notes thereto, or any other disclosures. This Amendment speaks as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that have occurred subsequent to the date of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of the items being amended, as well as new certifications by the Company's principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as required.

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

TSS, INC.

Date: August 14, 2026	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)

