Form 10-Q
period 2026-09-30
TSS, Inc.
filed 2026-11-05
CIK 1320760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares of common stock outstanding as of October 30, 2026: 28,220,220

TSS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TSS, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par values)

	September 30, 2026	December 31, 2025
	(Unaudited)
Current Assets:
Cash and cash equivalents	$53,965	$85,510
Contract and other receivables, net of allowance of $0.0 and $0.0	13,852	12,501
Costs and estimated earnings in excess of billings on uncompleted contracts	254	3,011
Inventories, net	12,405	15,966
Restricted cash	1,811	-
Prepaid expenses and other current assets	1,876	1,642
Total current assets	84,163	118,630
Property and equipment, net	50,964	38,076
Lease right-of-use asset	14,184	15,294
Goodwill	780	780
Deferred tax asset, net	6,922	7,917
Other assets	3,744	4,238
Total assets	$160,757	$184,935

Current Liabilities:
Accounts payable	$34,426	$46,362
Accrued expenses and other current liabilities	4,001	6,273
Deferred revenues, current	2,138	13,928
Long-term debt, current	4,239	4,010
Lease liabilities, current	2,184	1,994
Total current liabilities	46,988	72,567
Non-current Liabilities:
Long-term debt, net, non-current	10,859	14,004
Lease liabilities, non-current	19,989	21,629
Deferred revenues, non-current	348	-
Other non-current liabilities	97	100
Total non-current liabilities	31,293	35,733
Total liabilities	78,281	108,300

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 49,000 shares authorized; 28,220 and 27,593 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	122,826	121,842
Accumulated deficit	(40,353)	(45,210)
Total stockholders’ equity	82,476	76,635
Total liabilities and stockholders’ equity	$160,757	$184,935

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Procurement	$32,396	$31,101	$90,625	$154,280
Facilities management	1,119	1,591	5,132	4,371
System integration	16,112	9,191	44,068	26,161
Operating lease income	433	-	722	-
Total revenues	50,060	41,883	140,547	184,812
Cost of revenues:
Cost of revenues	39,955	36,221	111,467	162,125
Cost of revenues – depreciation	1,120	1,027	3,045	1,645
Cost of lease operations	353	-	588	-
Total cost of revenues	41,428	37,248	115,100	163,770
Gross profit	8,632	4,635	25,447	21,042

Operating expenses:
Selling, general and administrative	6,114	5,238	17,196	14,860
Depreciation and amortization	356	328	982	764
Bank factoring fees	718	833	1,932	3,160
Loss on sale or disposal of assets	285	-	302	-
Total operating expenses	7,473	6,399	20,412	18,784
Income (loss) from operations	1,159	(1,764)	5,035	2,258

Interest expense	310	121	965	121
Interest income	(633)	(434)	(1,923)	(992)
Other expense (income)	(5)	(4)	(6)	(4)
Pre-tax income (loss)	1,487	(1,447)	5,999	3,133
Income tax expense	338	50	1,142	168
Net income (loss)	$1,149	$(1,497)	$4,857	$2,965

Earnings (loss) per common share - Basic	$0.04	$(0.06)	$0.17	$0.12
Earnings (loss) per common share - Diluted	$0.04	$(0.06)	$0.16	$0.11

See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance December 31, 2024	25,250	$3	$74,200	(1,849)	$(6,730)	$(60,335)	$7,138
Restricted stock vested	473	-	-	-	-	-	-
Stock options exercised	70	-	7	-	-	-	7
Treasury shares repurchased	-	-	-	(124)	(1,654)	-	(1,654)
Stock-based compensation	-	-	921	-	-	-	921
Net income	-	-	-	-	-	2,979	2,979
Balance at March 31, 2025	25,793	$3	$75,128	(1,973)	$(8,384)	$(57,356)	$9,391
Restricted stock vested	279	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(99)	(2,266)	-	(2,266)
Treasury shares retired	(97)	-	-	97	-	-	-
Stock-based compensation	-	-	930	-	-	-	930
Net income	-	-	-	-	-	1,483	1,483
Balance at June 30, 2025	25,975	$3	$76,058	(1,975)	$(10,650)	$(55,873)	$9,538
Issuance of common stock, net of offering costs	3,450	-	55,303	-	-	-	55,303
Restricted stock vested	151	-	-	-	-	-	-
Treasury shares repurchased	-	-	-	(40)	(974)	-	(974)
Stock options exercised	27	-	10	-	-	-	10
Treasury shares retired	(34)	-	-	34	-	-	-
Stock-based compensation	-	-	1,030	-	-	-	1,030
Net income (loss)	-	-	-	-	-	(1,497)	(1,497)
Balance at September 30, 2025	29,569	$3	$132,401	(1,981)	$(11,624)	$(57,370)	$63,410

TSS, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2025	27,593	$3	$121,842	$(45,210)	$76,635
Restricted stock vested	557	-	-	-	-
Stock options exercised	42	-	73	-	73
Shares repurchased	(132)	-	(1,358)	-	(1,358)
Stock-based compensation	-	-	1,050	-	1,050
Net income	-	-	-	2,276	2,276
Balance at March 31, 2026	28,060	$3	$121,607	$(42,934)	$78,676
Restricted stock vested	212	-	-	-	-
Stock options exercised	-	-	-	-	-
Shares repurchased	(72)	-	(861)	-	(861)
Stock-based compensation	-	-	1,049	-	1,049
Net income	-	-	-	1,432	1,432
Balance at June 30, 2026	28,200	$3	$121,795	$(41,502)	$80,296
Restricted stock vested	26	-	-	-	-
Stock options exercised	-	-	-	-	-
Shares repurchased	(6)	-	(71)	-	(71)
Stock-based compensation	-	-	1,102	-	1,102
Net income	-	-	-	1,149	1,149
Balance at September 30, 2026	28,220	$3	$122,826	$(40,353)	$82,476

 See accompanying notes to the condensed consolidated financial statements.

TSS, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,857	$2,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,027	2,409
Stock-based compensation	3,201	2,881
Provision for inventory reserve	(419)	-
Amortization of debt issuance costs	64	(15)
Non-cash lease expense	1,136	1,608
Loss on sale or disposal of assets	302	-
Changes in operating assets and liabilities:
Contract and other receivables	(1,351)	1,418
Costs and estimated earnings in excess of billings on uncompleted contracts	2,757	(1,502)
Inventories	3,980	6,352
Prepaid expenses and other assets	52	(705)
Deferred tax assets	995	-
Accounts payable and accrued expenses	(16,963)	(5,263)
Deferred revenues	(11,442)	8,679
Operating lease liabilities	(1,476)	(283)
Other non-current liabilities	(3)	-
Net cash provided by (used in) operating activities	(10,283)	18,544
Cash Flows from Investing Activities:
Capital expenditures	(14,254)	(32,206)
Net cash used in investing activities	(14,254)	(32,206)
Cash Flows from Financing Activities:
Repayments of long-term debt	(2,980)	(624)
Proceeds from issuance of long-term debt	-	16,334
Proceeds from exercise of stock options	73	17
Proceeds from stock issuance, net of offering costs	-	55,303
Stock repurchases	(2,290)	(4,894)
Net cash provided by (used in) financing activities	(5,197)	66,136
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,734)	52,474
Cash, cash equivalents and restricted cash, beginning of period	85,510	23,222
Cash, cash equivalents and restricted cash, end of period	$55,776	$75,696

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$901	$-
Cash paid for factoring fees	$1,797	$2,780
Cash paid for income taxes	$247	$204

Cash and cash equivalents, beginning of period	$85,510	$23,222
Restricted cash, beginning of period	$-	$-
Cash, cash equivalents and restricted cash, beginning of period	$85,510	$23,222

Cash and cash equivalents, end of period	$53,965	$70,696
Restricted cash, end of period	$1,811	$5,000
Cash, cash equivalents and restricted cash, end of period	$55,776	$75,696

Supplemental non-cash investing activities:
Additions to capital expenditures financed with accounts payable	$2,755	$514

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

Basis of Presentation

The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

The accompanying condensed consolidated balance sheet as of December 31, 2025, derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations, changes in stockholders’ equity and cash flows. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s business is not subject to significant seasonal fluctuations.

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

Based primarily on the short-term nature of cash and cash equivalents, we estimate that their carrying amount approximates their fair value at September 30, 2026 and December 31, 2025. We consider the fair value of our cash and cash equivalents, including money market accounts, to be measured using Level 1 inputs.

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

Pursuant to a long-term agreement signed in 2024 and subsequently amended in 2025 and in July 2026, we also recognize revenue monthly at contractually based amounts for certain billable fixed and facility costs and trained staffing levels to support a specified weekly quantity of AI-enabled racks, with staffing fees reduced for any under-staffing, as the performance obligation represents a stand-ready ability for us to support the weekly outputs. The fee for staffing is based on defined services as transferred to the customer and is variable consideration based on the customer’s weekly demand. However, the revenue recognized is not contingent on the occurrence of any future events or subject to any estimation.

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

We typically extend credit terms to our integration customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to consideration becomes unconditional. Accounts receivable from our integration customers are typically due within 30-105 days of invoicing. An allowance for credit losses is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers’ credit worthiness. As of September 30, 2026 and December 31, 2025, we had no allowance for credit losses.

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

The following table presents our revenues disaggregated by reportable segment and by product or service type (in ’000’s). Total revenues, as presented in this table, exclude operating lease income of $433,000 and $722,000, respectively, for the three and nine month periods ended September 30, 2026, which are included in Total Revenues on our Statements of Operations, but the accounting of which is prescribed by ASC 842. This note presents only the revenues subject to the revenue recognition principles stipulated in ASC 606.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Facilities Management:
Maintenance revenues	$753	$1,014	$2,205	$2,912
Equipment sales, deployment and other services	366	577	2,927	1,459
Total Facilities Management revenues	1,119	1,591	5,132	4,371
Systems integration services	16,112	9,191	44,068	26,161
Procurement services	32,396	31,101	90,625	154,280
TOTAL REVENUES	$49,627	$41,883	$139,825	$184,812

The following table presents our revenues disaggregated by timing of revenue recognition (in ’000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues recognized at a point in time	$36,349	$37,280	$102,153	$173,519
Revenues recognized over time	13,278	4,603	37,672	11,293
TOTAL REVENUES	$49,627	$41,883	$139,825	$184,812

The following table presents our revenues disaggregated by contract type (in ’000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues recognized on time and materials contracts	$366	$577	$2,927	$1,459
Revenues recognized on fixed-price contracts	49,261	41,306	136,898	183,353
TOTAL REVENUES	$49,627	$41,883	$139,825	$184,812

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

Deferred Revenue

Remaining performance obligations include deferred revenue and amounts we expect to receive for goods and services that have not yet been delivered or provided under existing, non-cancellable contracts. For contracts that have an original duration of one year or less, we have elected the practical expedient applicable to such contracts and we do not disclose the transaction price for remaining performance obligations at the end of each reporting period and when we expect to recognize this revenue. As of September 30, 2026, total remaining performance obligations and deferred revenue were $109 million. The remaining performance obligation includes:

•	$1,847,000 of deferred revenue for our maintenance contracts, all of which are expected to be recognized within one year,
•	$639,000 of deferred revenue for procurement and integration services where we have yet to complete our services for our customers, of which $291,000 is expected to be recognized within one year, and
•	$106,493,000 related to performance obligations which we expect to complete with durations greater than one year. This amount excludes variable consideration and is expected to be recognized ratably over the term of long-term agreements.

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

The following customer accounted for a significant percentage of our revenues for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
US-based IT OEM	99%	99%	99%	99%

No other customer represented more than 10% of our revenues for any period presented. Our US-based IT OEM customer represented 97% of our trade accounts receivable at September 30, 2026 and 98% at December 31, 2025. No other customer represented more than 10% of our trade accounts receivable at either date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Aggregate gross amount factored	$63,504	$65,941	$164,182	$259,425
Financing fees paid	$670	$844	$1,797	$3,269

Financing fees were recorded as bank factoring fees in our condensed consolidated statements of operations or in deferred costs if it is related to projects for which revenue has not yet been recognized at the time the expense was incurred, as such there may be differences in the total amount of cash paid in the period. The total amounts factored exceed our total recorded revenues, as the factoring fees apply to the gross value of receivables collected through the program, while we record only our agent fee on procurement contracts as revenue for any procurement activity that is shipped directly from third parties to the end customer.

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

During the three months and nine months ended September 30, 2026, we incurred approximately $1.1 million and $3.2 million, respectively, of non-cash stock-based compensation expense. In the comparable three months and nine months ended September 30, 2025, we incurred approximately $1.0 million and $2.9 million, respectively, of non-cash stock-based compensation expense. In each period, the expense was included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of bank time deposits. We had unrestricted cash of $54.0 million and $85.5 million, almost all of which was beyond FDIC insured limits on September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, we additionally had $1.8 million of restricted cash in a money market account held by our bank as collateral for a letter of credit securing our electrical service provider, which also exceeded FDIC insured limits. This restricted cash is not available for general corporate purposes and is presented separately in our balance sheet as “Restricted cash.”

Contract and Other Receivables

Accounts receivables are recorded at the invoiced amount and may bear interest in the event of late payment under certain contracts.

Allowance for Credit Losses

We recognize an allowance for credit losses in an amount equal to the current expected credit loss, which is based on historical loss experience, factors related to the specific credit risk of each customer, current receivable aging, and management’s expectation and reasonable and supportable forecast of future conditions. Historically, our credit losses have been minimal. We perform credit evaluations of new customers and may require prepayments or the use of bank instruments such as trade letters of credit to mitigate credit risk. We monitor outstanding amounts to limit our credit exposure to individual accounts. We continue to pursue collection even if we have fully provided for an account balance.

The following table summarizes the changes in our allowance for credit losses (in ’000):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$-	$21	$-	$7
Additions charged to expense	-	-	-	14
Recovery of amounts previously reserved	-	(21)	-	(21)
Amounts written off	-	-	-	-
Balance at end of period	$-	$-	$-	$-

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

Goodwill and Intangible Assets

The Company previously recorded definite-lived intangible assets, including customer relationships and acquired software, in connection with business acquisitions. These intangible assets were amortized over their estimated useful lives. In the current year, the Company determined that its fully amortized definite-lived intangible assets were no longer in use. Accordingly, the related gross carrying amounts and accumulated amortization were written off. The write-off had no impact on the Company's consolidated statements of operations, financial position, or cash flows because the assets had a net carrying value of zero. As of September 30, 2026, the Company had no recorded definite-lived intangible assets.

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

We have elected to use December 31 as our annual assessment date. As circumstances change that could affect the recoverability of the carrying amount of goodwill during an interim period, we will evaluate our goodwill for impairment. The Company performed a qualitative analysis of our goodwill at December 31, 2025 and concluded no impairment existed at that date. In the quarter ended September 30, 2026, we considered relevant matters including macroeconomic and other conditions on our operations and noted no triggering events or circumstances that occurred during that period that would indicate the carrying value of our goodwill was impaired. On September 30, 2026, and December 31, 2025, the carrying value of goodwill was $0.8 million.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses generated prior to 2018 and not utilized can be carried forward for 20 years to offset future taxable income. As we now have a history of continued net income and income from operations for the last two years, and anticipate being able to continue generating taxable income, we determined it was more likely than not that we will be able to utilize the majority of our deferred tax assets. As a result, in the fourth quarter of 2025, we released most of the valuation allowance we had previously recorded, keeping in place the valuation allowance related to state income taxes in states in which we no longer generate revenue or taxable income. As a percentage of our pre-tax earnings, the income tax expense presented on our statements of operations is substantially less than one might normally expect to see. In the three months and nine months ended September 30, 2026, this is due primarily to discrete items, such as tax benefits attributed to stock compensation realized in the period, and in the prior three and nine months ended September 30, 2025, this was due to the partial release of the valuation allowance, which was sufficient to absorb such taxes in that period. We recognize any interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the condensed consolidated statements of operations.

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

As of September 30, 2026, management determined that no legal matters required accrual or disclosure, and any additional commitments disclosed elsewhere in the notes represent contractual obligations rather than contingencies.

Defined Contribution Plan

The Company sponsors a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. Although the employer match is voluntary according to the terms of the plan, the Company has contributed in each period presented a matching contribution of 50% of each participant’s employee contributions of up to 6% of eligible wages during the period. During the three and nine months ended September 30, 2026, the Company recognized expense of $0.1 million and $0.3 million, respectively, related to matching contributions. In the comparable prior year three and nine months ended September 30, 2025, the Company recognized expense of $0.1 million and $0.2 million, respectively, related to matching contributions.

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

Recently Issued Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will require that entities provide more granular footnote disclosures of the details contained in certain captions on the company’s income statement, such as “Selling, General and Administrative” expenses. This new guidance is first effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Adoption of this new guidance will not affect our statement of operations, net operating results or financial position as it serves only to require additional footnote disclosures. We have not yet determined all the effects that adoption will have on our footnote disclosures.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied using a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Note 2 – Supplemental Balance Sheet Information

Receivables

Contract and other receivables consisted of the following (in ‘000’s):

	September 30, 2026 (Unaudited)	December 31, 2025
Contract and other receivables	$13,852	$12,501
Allowance for credit losses	-	-
Contracts and other receivables, net	$13,852	$12,501

Contract and other receivables, net were $16,203,000 as of December 31, 2024.

Inventories

We state inventories at the lower of cost or net realizable value (in ‘000’s) as follows:

	September 30, 2026 (Unaudited)	December 31, 2025
Raw Materials	$220	$195
Work in Process	2	73
Finished Goods	12,183	16,117
Reserve	-	(419)
Inventories, net	$12,405	$15,966

Property and Equipment

Property and equipment consisted of the following (in ’000’s):

	Estimated Useful Lives	September 30, 2026 (Unaudited)	December 31, 2025
	(years)
Trade equipment	5-10	$6,135	$6,154
Leasehold improvements	2-10	48,498	34,640
Furniture and fixtures	5-7	725	725
Computer equipment and software	3	1,546	995
Construction in Process	N/A	2,224	-
		59,128	42,514
Less accumulated depreciation		(8,164)	(4,438)
Property and equipment, net		$50,964	$38,076

Depreciation of property and equipment and amortization of leasehold improvements and software totaled $1.5 million and $4.0 million for the three and nine months ended September 30, 2026, respectively. In the comparable three and nine months ended September 30, 2025, we recognized $1.4 million and $2.4 million of depreciation and amortization expense.

The following table presents interest capitalized as property and equipment, as the related debt was used to finance the build-out of a portion of the capital expenditures (unaudited, in $000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capitalized interest	$-	$499	$-	$719

Goodwill

Goodwill is attributable to the following reportable segments (in ‘000’s):

	September 30, 2026 (Unaudited)	December 31, 2025
Facilities Management	$643	$643
Systems Integration	137	137
Total goodwill	$780	$780

Other Assets

Other assets, non-current is comprised of the following amounts (in $000’s):

	September 30, 2026 (Unaudited)	December 31, 2025
Deposits	$2,109	$2,109
Other non-current assets, net	1,635	2,129
Total other assets	$3,744	$4,238

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in ’000’s):

	September 30, 2026 (Unaudited)	December 31, 2025
Accrued expenses	$1,886	$3,723
Compensation, benefits and related taxes	1,550	2,070
Other accrued expenses	565	480
Total accrued expenses and other current liabilities	$4,001	$6,273

Long-Term Debt

Long-term debt, non-current consisted of the following (in ’000’s):

	September 30, 2026 (Unaudited)	December 31, 2025
Borrowed funds (bank loan; see Note 3)	$15,440	$18,419
Less deferred debt issuance costs	(342)	(405)
Less long-term debt, current portion	(4,239)	(4,010)
Long-term debt, non-current	$10,859	$14,004

Amortization of deferred debt issuance costs began in the quarter ended June 30, 2025, once construction of the Georgetown facility was substantially complete. We amortized $28,000 and $64,000 of the deferred financing costs to interest expense during the three and nine-month periods ended September 30, 2026, respectively. In the comparable three and nine-month periods ended September 30, 2025, we amortized $32,000 and $40,000 respectively, of deferred issuance costs. As of September 30, 2026, the effective interest rate on the Company's long-term debt was 6.9%.

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

The Credit Agreement includes customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notices of adverse events. It also includes customary negative covenants including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on our assets. The Credit Agreement and ancillary documents also include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Credit Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of ownership defaults. Financial covenants require us to maintain a leverage ratio, as defined in the agreement, of no more than 2.00x, and a debt service coverage ratio, as defined in the agreement, of at least 1.25x. We were in compliance with all covenants at September 30, 2026 and December 31, 2025.

As of September 30, 2026, all available funds under the Credit Agreement have been drawn.

The following table presents the aggregate future maturities of the Company’s debt as of September 30, 2026 (unaudited, in $000’s):

Fiscal Year
Remainder of 2026	$1,031
2027	4,319
2028	4,648
2029	5,008
2030	434
Total maturities, principal amount	$15,440

To secure the additional electrical capacity required to support increased demand, the utility provider at our Georgetown integration facility required us to provide a $1.8 million bank letter of credit, which was issued in 2026 and collateralized by a corresponding amount of restricted cash. The letter of credit was issued by Susser Bank.

Note 4 - Leasing Arrangements

Lessee Arrangements

We have operating leases for our office, integration and warehouse facilities in both Round Rock, Texas and Georgetown, Texas as well as for certain equipment. Our leases have remaining lease terms of 30 to 104 months. We have no remaining renewal options on our Round Rock facility. We have several renewal options available on our Georgetown, Texas facility, which were evaluated at lease commencement and determined not to be reasonably certain to be renewed, as the initial term is 10 years and we cannot accurately predict whether we would be likely or unlikely to exercise such an option that far into the future. As such, it was excluded from the measurement of the right-of-use asset and lease liability.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost:
Operating lease cost	$800	$925	$2,398	$2,889
Variable lease cost	533	255	1,186	579
Total operating lease cost	$1,333	$1,180	$3,584	$3,468

Cash paid for operating leases	$928	$907	$2,744	$1,563
New right-of-use assets – operating leases	$-	$-	$24	$-

The following presents information regarding the Company's operating leases as of September 30 (unaudited):

	2026	2025
Weighted average remaining lease term – operating leases (months)	96	103
Weighted average discount rate – operating leases	7%	7%

Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows (unaudited, in ‘000’s):

Fiscal Year
Remainder of 2026	$928
2027	3,789
2028	3,916
2029	3,277
2030	3,127
Thereafter	15,102
Total minimum future lease payments	30,139
Less imputed interest	(7,966)
Total	$22,173

Reported as of September 30, 2026 (in ‘000’s):
Current portion of lease liabilities	$2,184
Non-current portion of lease liabilities	19,989
$22,173

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

The following table presents our lease income (in ’000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease income	$433	$-	$722	$-
Variable lease income	-	-	-	-
Total lease income	$433	$-	$722	$-

Future lease income under noncancelable operating subleases as of September 30, 2026 were as follows (unaudited, in ‘000’s):

Fiscal Year
Remainder of 2026	$433
2027	1,775
2028	1,834
2029	462
Total future lease income	$4,504

Note 5 – Income Taxes

For the three and nine months ended September 30, 2026, the Company recorded an income tax expense of $0.3 million and $1.1 million, respectively. The effective tax rate for the three and nine months ended September 30, 2026 was 22.7% and 19.0%, respectively, which includes applying the projected annual effective tax rate of 27.3% before discrete events and accounting for discrete items, such as additional tax benefits of stock compensation realized during the applicable periods.

For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $0.1 million and $0.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was (3.5)% and 5.4%, respectively. The effective tax rate differs from the statutory federal rate of 21% due primarily to the application of valuation allowances. The Company’s conclusion regarding the realizability of its deferred tax assets changed during 2025 due to its history of earnings and expectations of continuing taxable income, resulting in the release of its valuation allowance, with certain limited exceptions, as of December 31, 2025.

At September 30, 2026 and 2025, the Company’s total unrecognized tax benefits, excluding interest, were $0.1 million and $0 respectively. As of September 30, 2026 and September 30, 2025, the Company had less than $0.1 million and $0, respectively, of accrued penalties and interest reflected in accrued expenses.

Note 6 – Commitments and Contingencies

In the normal course of business, we issue binding purchase orders to subcontractors and equipment suppliers. At September 30, 2026, these open purchase order commitments totaled approximately $30.1 million, with $26.0 million of that related to our procurement segment operations. The majority of services to be delivered and inventory or equipment to be received is expected to be satisfied during the next six months at which time these commitments will be fulfilled.

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

Note 7 – Fair Value Measurements

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2026, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities, including goodwill and property and equipment, are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Note 8 – Share-Based Payments

Stock‑based compensation expense, reported as a component of selling, general and administrative expense in all periods presented, was $1.1 million and $3.2 million for the three and nine months ended September 30, 2026, and was $1.0 million and $2.9 million for the comparable periods of 2025. As of September 30, 2026, total unrecognized compensation cost related to unvested share‑based awards was $4.5 million, which is expected to be recognized over a weighted‑average period of 1.7 years.

There were no material changes to the Company’s share‑based payment plans, valuation methodologies, or significant award terms during the quarter.

Note 9 – Common Stock Repurchases

During the three and nine months ended September 30, 2026, we repurchased 6,088 and 209,874 shares of our common stock, respectively, with an aggregate value of approximately $72,000 and $2,290,000 respectively, associated with the vesting of restricted stock held by employees or upon the exercise of stock options held by employees. In the comparable three and nine months ended September 30, 2025, we repurchased 39,596 and 262,388 shares of our common stock, respectively, with an aggregate value of approximately $975,000 and $4,895,000. Per terms of the restricted stock agreements, for certain employees we paid the employees’ related taxes associated with the vesting of the employees’ restricted stock and withheld from the shares issued to the employee the market value of shares which corresponded to the taxes, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents common stock repurchased. Per terms of the stock option agreements, for certain employees we paid the exercise price of the stock option and related taxes, and decreased the shares issued to the employee by a corresponding value, resulting in a share issuance net of the exercise price and taxes to the employee.

Note 10 – Related Party Transactions

During the three and nine months ended September 30, 2026, the Company entered into transactions with a related party, Neovia Logistics Services, LLC (“Neovia”). Neovia is considered a related party because its Chief Executive Officer is an independent director on the Company’s board of directors. The transactions consisted of outsourced warehouse management and inventory consulting services. Neovia has managed the Company’s Round Rock, Texas warehouse since May 1, 2026 and has managed the warehousing portion of the Company’s Georgetown, Texas integration facility since September 1, 2026. The services in Round Rock are contracted to continue through the end of that lease on March 31, 2029, and in our Georgetown integration facility through August 31, 2029. For the three and nine-month periods ended September 30, 2026, expenses recognized related to these transactions totaled approximately $1.1 million and $1.6 million, respectively, and are included in Company’s cost of revenues. As of September 30, 2026, amounts due to the related party were $0.5 million and are included in accounts payable. No related party transactions were present, nor any amounts due to or from related parties, in the comparable prior year periods.

Note 11 – Earnings (Loss) Per-Share

Basic and diluted earnings (loss) per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for the purpose of determining diluted earnings (loss) per share, includes the effects of dilutive unvested restricted stock, options to purchase common stock and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the computations of basic and diluted earnings (loss) per share from continuing operations. In the table below, net income represents the numerator, and shares represent the denominator (unaudited, in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Earnings (Loss) per share:
Numerator:
Net income (loss)	$1,149	$(1,497)	$4,857	$2,965
Denominator:
Weighted-average shares of common stock outstanding	28,219	25,538	28,092	24,172
Basic Earnings (Loss) per share	$0.04	$(0.06)	$0.17	$0.12

Diluted Earnings (Loss) per share:
Numerator:
Net income (loss)	$1,149	$(1,497)	$4,857	$2,965
Denominator:
Weighted-average shares of common stock outstanding	28,219	25,538	28,092	24,172
Incremental dilutive shares	1,353	-	1,497	2,339
Number of shares used in diluted per-share computation	29,572	25,538	29,589	26,511
Diluted Earnings (Loss) per share	$0.04	$(0.06)	$0.16	$0.11

For the three and nine months ended September 30, 2026, respectively, 46,000 and 54,000 restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2025, respectively, 2,332,292 and 50,000 restricted shares and options were excluded from the calculation of dilutive shares because their effect would have been anti-dilutive.

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

The CODM evaluates the performance of the segments based on segment revenue and operating lease income, gross profit and pre-tax income (loss), by comparing actual results to historic results and previously forecast financial information. Segment results are exclusive of certain corporate activities and expenses that are not allocated to specific segments, and which are reconciled below to our consolidated pre-tax income.

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

Information regarding our reportable segments is presented below (unaudited, in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended September 30, 2026:
Total revenues	$32,396	$16,545	$1,119	$50,060
Cost of revenues	30,144	9,222	589	39,955
Cost of revenues – depreciation	-	1,120	-	1,120
Cost of lease operations	-	353	-	353
Total cost of revenues	30,144	10,695	589	41,428
Segment gross profit	$2,252	$5,850	$530	$8,632
Payroll and benefits excluded from cost of revenues	-	1,209	157	1,366
Depreciation and amortization expense	-	258	-	258
Bank factoring fees	527	181	10	718
Other operating expenses	1	364	21	386
Loss on sale or disposal of assets	-	285	-	285
Interest expense	-	310	-	310
Other expense (income)	-	-	-	-
Segment pre-tax income	$1,724	$3,243	$342	$5,309
Capital expenditures	$-	$8,718	$-	$8,718

	Procurement	Systems Integration	Facilities Management	Total Segments
Three Months Ended September 30, 2025:
Total revenues	$31,101	$9,191	$1,591	$41,883
Cost of revenues	28,530	6,981	710	36,221
Cost of revenues – depreciation	-	1,027	-	1,027
Cost of lease operations	-	-	-	-
Total cost of revenues	28,530	8,008	710	37,248
Segment gross profit	$2,571	$1,183	$881	$4,635
Payroll and benefits excluded from cost of revenues	-	1,040	105	1,145
Depreciation and amortization expense	-	236	2	238
Bank factoring fees	711	87	35	833
Other operating expenses	(21)	403	10	392
Interest expense	-	121	-	121
Other expense (income)	-	(1)	-	(1)
Segment pre-tax income (loss)	$1,881	$(703)	$729	$1,907
Capital expenditures	$-	$4,817	$-	$4,817

	Procurement	Systems Integration	Facilities Management	Total Segments
Nine Months Ended September 30, 2026:
Total revenue	$90,625	$44,790	$5,132	$140,547
Cost of revenues	83,661	25,594	2,212	111,467
Cost of revenues – depreciation	-	3,045	-	3,045
Cost of lease operations	-	588	-	588
Total cost of revenues	83,661	29,227	2,212	115,100
Segment gross profit	$6,964	$15,563	$2,920	$25,447
Payroll and benefits excluded from cost of revenues	-	3,340	447	3,787
Depreciation and amortization expense	-	699	3	702
Bank factoring fees	1,432	440	60	1,932
Loss on sale or disposal of assets	-	302	-	302
Other operating expenses	-	1,020	44	1,064
Interest expense	-	965	-	965
Other expense (income)	-	-	-	-
Segment pre-tax income	$5,532	$8,797	$2,366	$16,695
Capital expenditures	$-	$16,780	$-	$16,780

	Procurement	Systems Integration	Facilities Management	Total Segments
Nine Months Ended September 30, 2025:
Total revenue	$154,280	$26,161	$4,371	$184,812
Cost of revenues	142,142	18,125	1,858	162,125
Cost of revenues – depreciation	-	1,645	-	1,645
Cost of lease operations	-	-	-	-
Total cost of revenues	142,142	19,770	1,858	163,770
Segment gross profit	$12,138	$6,391	$2,513	$21,042
Payroll and benefits excluded from cost of revenues	-	2,663	415	3,078
Depreciation and amortization expense	-	558	8	566
Bank factoring fees	2,817	290	53	3,160
Other operating expenses (income)	(7)	1,026	33	1,052
Interest expense	-	121	-	121
Other expense (income)	-	1	-	1
Segment pre-tax income	$9,328	$1,732	$2,004	$13,064
Capital expenditures	$-	$32,391	$-	$32,391

The table below reconciles total segment pre-tax income for each period presented above to consolidated pre-tax income (loss) (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment pre-tax income	$5,309	$1,907	$16,695	$13,064
Less: Unallocated SG&A and depreciation	4,460	3,791	12,625	10,928
Plus: Unallocated interest income	633	434	1,923	992
Less other expense (plus other income)	(5)	(3)	(6)	(5)
Consolidated pre-tax income (loss)	$1,487	$(1,447)	$5,999	$3,133

The table below presents segment total assets for September 30, 2026 and December 31, 2025 (unaudited, in thousands):

	Procurement	Systems Integration	Facilities Management	Total Segments
Total Segment Assets at September 30, 2026	$18,527	$58,806	$1,051	$78,384
Total Segment Assets at December 31, 2025	26,159	44,661	903	71,723

The table below reconciles combined segment total assets for each period presented above to consolidated total assets (in thousands):

	September 30, 2026 (Unaudited)	December 31, 2025
Combined total assets included in segments	$78,384	$71,723
Plus items not allocated to segments:
Cash and cash equivalents	53,965	85,510
Other receivables	933	56
Restricted cash	1,811	-
Prepaid expenses and other current assets	1,876	1,642
Property and equipment, net	382	286
Lease right-of-use asset	14,184	15,294
Deferred tax asset, net	6,922	7,917
Other assets	2,300	2,507
Consolidated total assets	$160,757	$184,935

Note 13 – Subsequent Events

On October 1, 2026, the Company entered into a lease agreement for 379,886 square feet of warehouse space located in Georgetown, Texas, comprised of two buildings in a single business park (the “Berry Creek Warehouse”). The initial lease term is expected to commence on or about December 1, 2026 subject to customary conditions and expire April 30, 2034. The lease includes the option to renew the lease for one five-year period. The Company took possession of one building comprising 126,722 square feet beginning October 2026, allowing it to begin providing warehousing services to its largest customer. Under the terms of the agreement, the Company is obligated to make fixed lease payments of approximately $32.3 million over the lease term, plus common area maintenance charges, taxes, insurance and other variable payments. The Company is currently evaluating the accounting impact of the lease agreement, including the amount of the right-of-use asset and lease liability that will be recognized upon lease commencement under ASC 842, Leases.

Effective October 1, 2026, the Company entered into an arrangement with its largest customer whereby the Company will use the entire Berry Creek Warehouse to provide warehousing services for the customer. The seven-year term of the agreement, running from October 1, 2026 to September 30, 2033, closely aligns with the lease term and includes the potential of extensions beyond that date if both parties agree. The Company has entered into an agreement with Neovia, a related party described in more detail under Note 10 – Related Parties, whereby Neovia will provide daily management of the warehouse, operations, inventory and transportation services from the Company’s new Berry Creek Warehouse facility beginning October 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of TSS, Inc. and its subsidiaries (collectively “we”, “us”, “our”, “TSS” or the “Company”). The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

We provide a comprehensive suite of services for the integration of complex Artificial Intelligence (AI) technologies, planning, design, deployment, maintenance and refresh of end-user and enterprise systems, including the mission-critical facilities in which they are housed. We provide a single source solution for enabling technologies in data centers, operations centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Our services consist of technology consulting, design and engineering, project management, systems integration and the warehousing of parts integral to those services, systems installation, facilities management and IT procurement services. Beginning in 2024, our systems integration services were enhanced to include integration of AI enabled data center server racks in addition to traditional network, storage and CPU-based compute racks. That expansion of our service offerings necessitated a larger investment in fixed assets for the electrical power and cooling required by AI enabled racks, and drove a related significant increase in revenues from our systems integration segment. AI rack integration continues to be a key growth contributor to our revenues and earnings.

We deliver complex solutions to a broad range of enterprise customers who utilize our services to deploy solutions in their own data centers, in modular data centers (MDCs), in colocation facilities or at the edge of the network. This market remains highly competitive and is subject to constant evolution as new computing technologies or applications drive continued demand for more advanced computing and storage capacity. In recent years, these enterprises have shifted their investment priorities towards AI and accelerated computing infrastructure initiatives. Enterprise and data center operators face immense pressure to rapidly integrate and deploy the latest generative, inferencing and agentic AI equipment and GPUs (Graphics Processing Units) and will need to adapt these next-generation servers and custom rack-scale architectures to quickly and successfully compete in the market. Ensuring adequate power and thermal management systems are implemented to support these new technologies while meeting increasingly stringent sustainability requirements is critical to a successful deployment. TSS exists to assist these operators in achieving these benefits over the life cycle of their IT investments.

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

In October 2024, we signed a long-term agreement with our largest customer to provide systems integration services for AI-enabled computer racks at an expected minimum monthly volume. To support this level of production, and to be able to provide increased volumes over our prior facility, we moved our headquarters and production facility to a new location in May 2025. Through September 30, 2026, we have invested approximately $57.1 million in improvements to that leased facility, primarily to significantly increase the available electrical power and related cooling capabilities for both air-cooled and direct liquid cooled computer racks. Included in the $57.1 million invested to date is approximately $13.3 million placed in service in the quarter ended September 30, 2026 related to further power and cooling capabilities to be ready to integrate the next generation of AI racks. This is part of an expected total spend of approximately $17.5 million for that 2026 project. From these incremental investments and upon the signing of an expected further amendment to our multi-year AI rack integration agreement, we expect to receive incremental revenues, beginning in the fourth quarter of 2026 and running through the end of our agreement, as we employ these additional investments to enhance our service offering.

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

On October 1, 2026, we entered into a lease agreement for 379,886 square feet of additional warehouse space located in Georgetown, Texas, comprised of two buildings in a single business park (the “Berry Creek Warehouse”). Also effective October 1, 2026, we entered into an arrangement with our largest customer whereby we will use the entire Berry Creek Warehouse to provide warehousing services for the customer. The seven-year term of the agreement, running from October 1, 2026 to September 30, 2033, closely aligns with the lease term and includes the potential of extensions beyond that date if both parties agree. We expect these activities to further expand our system integration segment revenues beginning in the fourth quarter of 2026.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026

Unless otherwise noted, all comparisons in this section are between the three-month period ended September 30, 2026 (the “current quarter” or “this quarter”) and the three-month period ended September 30, 2025 (the “prior-year quarter” or “this quarter last year”).

Revenues

Total revenues in the current quarter increased 20% to $50.1 million. Procurement revenues, which can vary widely from quarter to quarter, increased by $1.3 million (4%) in comparison to the prior-year quarter. Facilities management revenues of $1.1 million represent a 30% decrease over the prior-year quarter, and systems integration revenues increased by $6.9 million (75%) to $16.1 million in the current quarter. Operating lease income was $0.4 million compared to zero in the prior year quarter.

The $6.9 million (75%) increase in systems integration revenues was due primarily to the continued growth in integration of AI-enabled computer racks and an increase in certain fixed monthly fees as we amended our long-term agreement with our main customer in December 2025. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs of our facility and debt service payments tied to our financing of the build-out of the Georgetown, Texas facility which was completed in 2025. While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach it, leaving us with the financial obligations of the facility and debt service regardless of whether we have revenue sufficient to cover those costs. Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation. If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

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

Effective May 1, 2026, we commenced a new multi-year warehousing and logistics arrangement with our largest customer utilizing our Round Rock, Texas facility. The arrangement expands our service offering beyond traditional integration activities and includes dedicated warehouse capacity, inventory handling, logistics management, and transportation support services. The contract contributed to increased systems integration revenue as well as $0.4 million of operating lease income during the current quarter and is expected to provide a recurring stream of revenue and cash flows through March 31, 2029. We believe the arrangement further strengthens our strategic relationship with our largest customer and enhances visibility into future operating results. We expect incremental revenue beginning in the fourth quarter of 2026 as we begin providing similar warehousing and logistics services from our new Berry Creek Warehouse.

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

As much of our procurement business is ultimately related to federal government buying, we believe this can contribute to some variability of these revenues from quarter to quarter. We do not rely on a predictable flow of business, but we promote the importance of a procurement services solution alongside our customer using our sales personnel. In the current quarter, procurement revenues increased from $31.1 million in the prior-year quarter to $32.4 million. Due to the lighter effort required to execute procurement transactions, the gross margins are less robust in that line of business. As a result, increases and decreases in that business have a smaller impact on our overall margins and profitability compared to increases in the higher margin facilities management or systems integration lines of business.

Non-GAAP Revenue, Gross Profit and Gross Margins

The following table presents the results of our procurement activities, in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid the analysis of the underlying economics (unaudited, in thousands, except percentages):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change	Percentage Change
Recognized Values (GAAP):
Recognized value of all procurement deals	$32,396	$31,101	$1,295	4%
Recognized cost of revenues	30,144	28,530	1,614	6%
Gross profit	2,252	2,571	(319)	(12)%
Gross margin based on recognized value of transactions	7.0%	8.3%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$44,957	$48,070	$(3,113)	(6)%
Cost of revenues	42,705	45,499	(2,794)	(6)%
Gross profit	2,252	2,571	(319)	(12)%
Gross margin based on gross value of transactions	5.0%	5.3%

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

	Three Months Ended September 30,
	2026	2025
Recognized revenue of all procurement deals - GAAP	$32,396	$31,101
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	12,561	16,969
Gross value of revenues including netting (non-GAAP)	$44,957	$48,070

Recognized cost of goods for all procurement deals - GAAP	$30,144	$28,530
Materials costs incurred but excluded from both recorded revenues and costs	12,561	16,969
Gross value of costs of goods including netting (non-GAAP)	$42,705	$45,499

Although the recognized revenue from procurement transactions increased 4%, the gross value of all procurement transactions decreased 6% from the prior-year quarter, from $48.1 million to $45.0 million in the current quarter. Gross profit recognized on all procurement transactions decreased 12% from $2.6 million to $2.3 million before interest charges, driven by the decrease in the gross value of transactions, combined with a slight decrease in the gross margin calculated on the same gross basis.

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

Operating Lease Income

Operating lease income was approximately $433,000 for the three months ended September 30, 2026 and relates to a warehousing and logistics arrangement that commenced May 1, 2026 at our former Round Rock, Texas integration facility. Following applicable accounting rules, we determined that the arrangement contains an embedded lease under ASC 842. As a result, we allocate a portion of the contractual consideration to lease income, with the remainder recognized as service revenue under ASC 606. Because the arrangement did not exist during the comparable prior-year period, no operating lease income was recognized in 2025. We expect operating lease income to continue over the remaining contractual term, which extends through March 31, 2029. Partially offsetting the lease income is a $353,000 cost of lease operations, yielding an $80,000 contribution to gross profit from the embedded lease portion of this arrangement. The non-lease revenues and expenses related to this arrangement are included in our systems integration segment results.

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

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, depreciation of our manufacturing equipment and other fixed assets directly related to our revenue-producing operations, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. Cost of lease operations consists primarily of rent expense and other direct occupancy costs associated with our Round Rock, Texas warehouse facility that are attributable to operating lease income recognized under ASC 842.

Our consolidated gross margin improved, increasing from 11.1% in the prior-year quarter to 17.2% in the current quarter. The following table presents our gross margins by reportable segment:

	Three Months Ended September 30,		Increase (decrease)
	2026	2025	(in basis points)
Procurement	7.0%	8.3%	(130) bps
Systems Integration	35.4%	12.9%	2,250 bps
Facilities Management	47.4%	55.4%	(800) bps
Consolidated gross margin	17.2%	11.1%	610 bps

•	Procurement Segment: As reported under GAAP, procurement gross margins decreased from 8.3% in the prior-year quarter to 7.0% in the current quarter, primarily due to a mix shift, with gross deals now comprising a greater proportion of the overall procurement activities. Calculated using the non-GAAP gross value of all transactions (which reflects the total value of procurement activity including amounts where the Company acts as agent and records only fee revenue under GAAP), procurement gross margins decreased from 5.3% in the prior-year quarter to 5.0% in the current quarter.
•	Systems Integration Segment: The overall gross margin for systems integration increased from 12.9% in the prior-year quarter to 35.4% in the current quarter. The prior year quarter included the costs related to incremental power and depreciation of capital expenditures that we had invested which were not reflected in incremental revenues until the December 2025 signing of our amended AI rack integration agreement. The current quarter reflects the incremental revenues driven by those investments as well as the impact of additional rack volume seen in the current period and the contribution from warehousing and logistics activities which began in May 2026.
•	Facilities Management Segment: Gross margins in the facilities management segment declined to 47.4% in the current quarter, down from 55.4% in the prior-year quarter.

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

In prior years, our depreciation related to equipment and other fixed assets used in revenue-generating activities was minimal. Following the significant capital investments made in our new Georgetown, Texas integration facility, we began in 2025 reporting as a component of cost of revenues the depreciation related to revenue-generating activities. That depreciation classified as cost of revenue amounted to $1.1 million in the three-month period ended September 30, 2026, with $1.0 million reported in the prior-year quarter.

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, equity-based compensation, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, SG&A expenses decreased from 113% in the prior-year quarter to 71% in the current quarter. In dollar terms, our SG&A expenses increased by $0.9 million (17%) due to higher non-cash equity-based compensation, headcount and related compensation costs to support the growing scale of the organization, including the creation of two new executive positions that we expect to help us expand our offerings, revenues and earnings in future periods.

Depreciation and Amortization outside cost of revenues

Depreciation and amortization not allocated to cost of revenues increased from $0.3 million in the prior-year quarter to $0.4 million in the current quarter due to the general growth in the business.

Bank Factoring Fees

Bank factoring fees decreased from $0.8 million in the prior-year quarter to $0.7 million in the current quarter. Factoring fees fluctuate with both the amount of receivables factored in a given period and prevailing short-term interest rates.

Operating Income (Loss)

Our operating income improved to $1.2 million in the current quarter, compared to an operating loss of $1.8 million in the prior-year quarter. We expect future revenues will continue to ramp at a faster pace than SG&A and other costs, which will lead to overall expected increases in operating income for the remainder of the year.

Interest Expense

In the current quarter, we recorded interest expense of $0.3 million compared to $0.1 million of interest expense in the prior-year quarter. This increase was due to our long-term debt converting into an interest-bearing note in the third quarter of the prior year, and some continued capitalization of interest in the prior year quarter as the initial build-out of our integration facility was being completed.

Interest Income

Due primarily to the higher average balance of cash on hand in the current quarter, interest income increased to $0.6 million compared to $0.4 million earned in the prior-year quarter. The cash balance increased primarily due to our raising $55.3 million in a stock offering completed in August 2025.

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

The income tax expense in the current quarter was $0.3 million, or 22.7% of pre-tax income, compared to $50,000, or 3.5% of pre-tax loss in the prior-year quarter. The current quarter effective tax rate is comprised of federal and state income taxes of 27.3% of pre-tax income, net of excess tax benefits on employee stock compensation in the current period. We expect the effective tax rate in the fourth quarters of 2026 to be approximately 25.5%, yielding a full-year effective tax rate of approximately 22.0%. This could be affected by large discrete items in future periods.

Net Income

Our net income was $1.1 million, or $0.04 per diluted share in the current quarter, compared to a net loss of $1.5 million, or $(0.06) per diluted share in the prior-year quarter. This reflects the net effect of the items discussed above, as well as a greater number of shares outstanding following our August 2025 sale of stock.

Nine Months Ended September 30, 2026

Unless otherwise noted, all comparisons in this section are between the nine-month period ended September 30, 2026 (the “current year-to-date period” or “current period”) and the nine-month period ended September 30, 2025 (the “prior year-to-date period”, “prior year period”, or “this period last year”).

Revenues

Total revenues in the current year-to-date period decreased 24% to $140.5 million, comprised of increased revenues in our two higher margin lines of business and the introduction of operating lease income, offset by a decrease in our lower margin procurement business. Procurement revenues, which can vary widely from period to period, decreased by $63.7 million (41%) in comparison to an unusually large volume of procurement activity in the prior-year year-to-date period. These decreases were somewhat offset by an increase in revenues from our two higher margin lines of business – systems integration and facilities management. Systems integration revenues increased $17.9 million (68%) from $26.2 million in the prior year-to-date period to $44.1 million in the current period. Facilities management revenues increased $0.8 million (17%), growing from $4.4 million in the prior year-to-date period to $5.1 million in the current year-to-date period. Operating lease income was $0.7 million compared to zero in the prior year period.

The $17.9 million (68%) increase in systems integration revenues was due primarily to the continued growth in integration of AI-enabled computer racks, which began with significant volume in June 2024, and an increase in certain fixed monthly fees as we amended our long-term agreement with our main customer in December 2025. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility and debt service payments tied to our financing of the build-out of our Georgetown, Texas facility which was completed in 2025. While those payments are required under the terms of this agreement, our customer could terminate the agreement if we were to materially breach it, leaving us with the financial obligations of the facility and debt service regardless of whether we have sufficient revenue to cover those costs. Likewise, if we were to terminate the agreement other than due to our customer’s material breach of the agreement, they would be relieved of any further obligation. If the customer were to terminate the agreement for convenience, they would continue to be obligated to pay us for the monthly fixed charge, but would no longer have any minimum volume commitments, as discussed below.

During the second quarter of 2026, we commenced a new multi-year warehousing and logistics arrangement with our largest customer utilizing our Round Rock, Texas facility. The arrangement expands our service offering beyond traditional integration activities and includes dedicated warehouse capacity, inventory handling, logistics management, and transportation support services. The contract contributed to increased systems integration revenue as well as $0.7 million of operating lease income during the current year-to-date period and is expected to provide a recurring stream of revenue and cash flows through March 31, 2029. We believe the arrangement further strengthens our strategic relationship with our largest customer and enhances visibility into future operating results.

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

Non-GAAP Revenue, Gross Profit and Gross Margins

The following table presents the results of our procurement activities, in terms of the gross value of the transactions, regardless of whether they were recorded as gross deals or net deals, along with the recorded values, to aid the analysis of the underlying economics (unaudited, in thousands, except percentages):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change	Percentage Change
Recognized Values (GAAP):
Recognized value of all procurement deals	$90,625	$154,280	$(63,655)	(41)%
Recognized cost of revenues	83,661	142,142	(58,481)	(41)%
Gross profit	6,964	12,138	(5,174)	(43)%
Gross margin based on recognized value of transactions	7.7%	7.9%

Gross Values (Non-GAAP):
Gross value of all procurement deals	$127,854	$219,783	$(91,929)	(42)%
Cost of revenues	120,890	207,645	(86,755)	(42)%
Gross profit	6,964	12,138	(5,174)	(43)%
Gross margin based on gross value of transactions	5.4%	5.5%

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

	Nine Months Ended September 30,
	2026	2025
Recognized revenue of all procurement deals - GAAP	$90,625	$154,280
Materials costs incurred but excluded from both recorded revenues and costs (also known as “netting”)	37,229	65,503
Gross value of revenues including netting (non-GAAP)	$127,854	$219,783

Recognized cost of goods for all procurement deals - GAAP	$83,661	$142,142
Materials costs incurred but excluded from both recorded revenues and costs	37,229	65,503
Gross value of costs of goods including netting (non-GAAP)	$120,890	$207,645

The gross value of all procurement transactions decreased 42% from the prior-year year-to-date period, from $219.8 million to $127.9 million in the current year-to-date period. Gross profit recognized on all procurement transactions decreased 43% from $12.1 million to $7.0 million before interest charges. The prior year included an elevated level of sales to the federal government, as well as one individually large transaction to an enterprise client, with a larger than normal margin in the prior-year period.

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

Operating Lease Income

Operating lease income was approximately $722,000 for the nine months ended September 30, 2026, and relates to a warehousing and logistics arrangement that commenced May 1, 2026 at our former Round Rock, Texas integration facility. Following applicable accounting rules, we determined that the arrangement contains an embedded lease under ASC 842. As a result, we allocate a portion of the contractual consideration to operating lease income, with the remainder recognized as service revenue under ASC 606. Because the arrangement did not exist during the comparable prior-year period, no operating lease income was recognized in 2025. We expect operating lease income to continue over the remaining contractual term, which extends through March 31, 2029. Partially offsetting the lease income is a $588,000 cost of lease operations, yielding a $134,000 contribution to gross profit from the embedded lease portion of this arrangement during the current year-to-date period. The non-lease revenues and expenses related to this arrangement are included in our systems integration segment results.

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

Cost of revenue includes the cost of component parts for our products, labor costs expended in the production and delivery of our services, subcontractor and third-party expenses, equipment and other costs associated with our test and integration facilities, depreciation of our manufacturing equipment and other fixed assets directly related to our revenue-producing operations, shipping costs, and the costs of support functions such as purchasing, logistics and quality assurance. Our consolidated gross margin significantly improved from 11.4% in the prior year-to-date period to 18.1% in the current year-to-date period. The following table presents our gross margins by reportable segment:

	Nine Months Ended September 30,		Increase (decrease)
	2026	2025	(in basis points)
Procurement	7.7%	7.9%	(20) bps
Systems Integration	34.7%	24.4%	1,030 bps
Facilities Management	56.9%	57.5%	(60) bps
Consolidated gross margin	18.1%	11.4%	670 bps

•	Procurement Segment: As reported under GAAP, procurement gross margins decreased slightly, from 7.9% in the prior year-to-date period to 7.7% in the current year-to-date period. Calculated using the non-GAAP gross value of all transactions (which reflects the total value of procurement activity including amounts where the Company acts as agent and records only fee revenue under GAAP), procurement gross margins declined from 5.5% in the prior year-to-date period to 5.4% in the current year-to-date period.
•	Systems Integration Segment: The overall gross margin for systems integration improved from 24.4% in the prior year-to-date period to 34.7% in the current year-to-date period. The overall improvement was expected due to the increased monthly fees which we began charging at the end of the fourth quarter to compensate for the additional power charges we are incurring to meet our customer’s demand and additional capital investments, combined with an elevated volume of AI racks in the current year-to-date period. The increase in flat monthly fees enables us to meet the majority of our fixed costs and leverage the increased volumes we experienced into the overall gross margin increase. We have continued to see more elevated levels of AI rack integration, and expect to continue seeing elevated levels of activity for at least the next several quarters.
•	Facilities Management Segment: Gross margins in the facilities management segment remained robust, with a slight decrease from 57.5% in the prior year-to-date period to 56.9% in the current year-to-date period.

In prior years, our depreciation related to equipment and other fixed assets used in revenue-generating activities was minimal. Following the significant capital investments made in our Georgetown, Texas integration facility, we began in 2025 reporting as a component of cost of revenues the depreciation related to revenue-generating activities. That depreciation classified as cost of revenue amounted to $3.0 million in the nine-month period ended September 30, 2026, with $1.6 million reported in the prior year-to-date period.

Selling, General and Administrative (SG&A) Expenses

Selling, general and administrative expenses consist primarily of compensation and related expenses, including sales commissions and other incentive compensation for our executive, administrative and sales and marketing personnel, as well as related travel, selling and marketing expenses, equity-based compensation, professional fees, facility costs, insurance and other corporate costs. As a percentage of gross profit, SG&A expenses improved from 71% in the prior year-to-date period to 68% in the current period. In dollar terms, our SG&A expenses increased by $2.3 million (16%) due to higher non-cash equity-based compensation, headcount and related compensation costs to support the growing scale of the organization, including the creation of two new executive positions that we expect to help us expand our offerings, revenues and earnings in future periods.

Depreciation and Amortization outside cost of revenues

Depreciation and amortization not allocated to cost of revenues increased from $0.8 million in the prior year-to-date period to $1.0 million in the current year-to-date period due to the general growth in the business.

Bank Factoring Fees

Bank factoring fees decreased from $3.2 million in the prior year-to-date period to $1.9 million in the current period, driven by the overall decline in the gross value of receivables factored combined with the impact of changes in prevailing short-term interest rates, which have a direct impact on the fees we pay.

Operating Income

We recognized an operating income of $5.0 million in the current year-to-date period compared to operating income of $2.3 million in the prior year-to-date period. The majority of this improvement is attributable to the significant growth in our systems integration revenues and resulting gross profit and efficiently scaling our SG&A expenses in relation to the higher gross profit and general scale of the company. We expect future revenues will ramp at a faster pace than SG&A costs, which will lead to overall expected increases in operating income for the remainder of the year.

Interest Expense

In the current year-to-date period, we recorded interest expense of $1.0 million compared to $0.1 million expense in the prior year-to-date period. This increase was due to our long-term debt converting into an interest-bearing note in the third quarter of the prior year. As such, most interest charges in the prior year period were capitalized as part of the build-out costs of our new Georgetown facility.

Interest Income

Due primarily to the higher average balance of cash on hand in the current period, combined with the recently increasing yield on short-term deposits, interest income increased to $1.9 million compared to $1.0 million earned in the prior year period. The cash balance increased primarily due to our raising $55.3 million in a stock offering completed in August 2025, net of capital investments made since then.

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

The income tax expense in the current year-to-date period was $1.1 million, or 19.0% of pre-tax income, compared to $0.2 million, or 5.4% of pre-tax income in the prior year-to-date period. The current period effective tax rate is comprised of federal and state income taxes of 27.3% of pre-tax income, net of large discrete tax benefits tied to excess tax benefits on employee stock compensation in the first nine months of 2026. We expect the effective tax rate in the fourth quarter of 2026 to be approximately 25.5%, yielding a full-year effective tax rate of approximately 22.0%. This could be affected by large discrete items in future periods.

Net Income

Our net income was $4.9 million, or $0.16 per diluted share in the current year-to-date period, compared to net income of $3.0 million, or $0.11 per diluted share in the prior year-to-date period. This reflects the net effect of the items discussed above, as well as a greater number of shares outstanding following our August 2025 sale of stock.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity on September 30, 2026 were our cash and cash equivalents on hand and projected cash flows from operating activities. The $29.7 million year-to-date net decrease in cash and cash equivalents was primarily attributable to a net use of $10.3 million in operating activities, reflecting largely the $4.9 million net income, net of $15.1 million of cash primarily related to paydowns of our accounts payable, increased inventory purchases, and the reduction of our deferred revenues period-over-period. Financing activities used $5.2 million, with just over half of that amount representing scheduled principal payments on our debt and just under half of that to repurchase stock upon employees’ vesting in restricted stock. Investing activities used $14.3 million of cash for capital expenditures. Inclusive of both investments put into use and a smaller amount remaining in Construction in Process as the end of the current quarter, that includes roughly $15.5 million incurred to date of the $17 million we expect to spend this year to enable us to integrate the next generation of AI racks, with the remainder of that spend expected in the fourth quarter of 2026. In the prior year-to-date period, we invested $32.2 million in the continued buildout of our headquarters and integration facility in Georgetown, Texas. As of September 30, 2026, the Company was in compliance with all applicable covenants under its debt agreements. To secure the additional electrical capacity required to support increased demand, the utility provider required us to provide a $1.8 million bank letter of credit, which was issued during the current year-to-date period and collateralized by a corresponding amount of restricted cash. In December 2025, we amended the long-term AI rack integration agreement with our OEM customer. This agreement calls for certain minimum monthly payments to us, which we believe will be sufficient to cover the majority of the costs for the facility, including increased power consumption, and debt service payments tied to the build-out of the factory for which we are responsible.

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

As of September 30, 2026, we had cash, cash equivalents and restricted cash of $55.8 million, of which $1.8 million was held in a money market account as collateral against our outstanding letter of credit and therefore was not immediately accessible, as described above.

Significant sources and uses of cash

Operating activities:

Cash used in operating activities was $10.3 million in the current year-to-date period, compared to $18.5 million of cash provided by operating activities in the prior year period. With net income $1.9 million higher in the current period, the primary difference was due to changes in operating assets and liabilities in each period. Operating cash flow in the current year-to-date period was primarily due to the $4.9 million of net income, more than offset by a $15.1 million net use of cash for the change in operating assets and liabilities, largely to pay down accounts payable and accrued expenses as we paid costs related to projects that were in process at the beginning of the current year. In the prior-year period, the $18.5 million cash provided by operating activities was comprised primarily of $3.0 million of net income combined with a $15.6 million net inflow of cash from the change in operating assets and liabilities, primarily a decrease in inventories and an increase in deferred revenues.

Despite the improvements in our earnings, financial position and liquidity over the last two years, there can be no assurance as to our ability to continue to operate profitably or to scale our business operations on terms upon which additional financing might be available.

Investing activities:

We invested $14.3 million of cash in the nine months ended September 30, 2026. These funds were largely for enhancements to our electrical and cooling systems to support our growth in AI-enabled rack integration, the majority of which is related to the approximately $17 million we plan to spend during 2026 to ready the facility to integrate the next generation of AI computer racks. We anticipate this investment will drive incremental revenues for several future years, beginning in the fourth quarter of 2026. This compares to $32.2 million invested in capital assets in the prior year-to-date period as the initial buildout of our new facility and associated capital expenditures were completed in the prior year.

Financing activities:

Net cash used in financing activities was $5.2 million in the current year-to-date period compared to $66.1 million provided by financing activities in the prior-year period, which included $55.3 million of cash received from a stock offering completed in August 2025 and $16.3 million from additional financing. We used $3.0 million of cash to repay long-term debt and $2.3 million of cash to repurchase stock in the current year-to-date period upon employees’ net settlement on the vesting of restricted stock and option exercises compared to $0.6 million of debt repayments and $4.9 million used to repurchase stock in the comparable period of 2025.

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

Our primary liquidity and capital requirements are to fund working capital from current operations, to fund the repurchase of shares from employees upon option exercises or vesting of restricted stock to allow them to cover their tax liabilities and to fund the repayments of our outstanding debt. Our largest customer also recently requested that we further enhance our integration facility, which we expect will require us to invest a total of approximately $17 million in capital expenditures, approximately $15.5 million of which has already been invested in the current year-to-date period. We expect to recapture these costs, plus a profit margin through increased fees for integration services over the next several years, tied to our multi-year AI rack integration agreement. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand and funds generated from operations including the funds from our customer financing program. We believe that if future results do not meet expectations, we can implement reductions in selling, general and administrative expenses to better achieve profitability and therefore improve cash flows, or that we could take further steps such as the issuance of new equity or debt. However, the timing and effect of these steps may not completely alleviate a material effect on liquidity. We may also require additional capital if we seek to introduce a new line of business or if we seek to acquire additional businesses or further expand our facility. While we have no immediate plans to do so and there are no assurances that we could issue equity or other securities on terms that are satisfactory to us, we could raise an additional $94.3 million under our currently effective shelf registration statement.

Off-Balance Sheet Arrangements

In the first quarter of 2026, the Company entered into a letter of credit arrangement with a financial institution in support of utility service requirements associated with its operations. The letter of credit was required by the Company’s utility provider to ensure adequate electrical capacity and reliability.

The letter of credit is fully collateralized by an equivalent amount of restricted cash, which is reflected on the Company’s condensed consolidated balance sheets as of September 30, 2026. Accordingly, the Company’s maximum potential exposure under this arrangement is limited to the amount of restricted cash posted, and the arrangement does not create an obligation for additional future funding beyond amounts already recognized in the financial statements.

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

Other than the letter of credit described above, the Company has not entered into any material off‑balance sheet arrangements during the nine months ended September 30, 2026.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were, in design and operation, ineffective due to the material weakness in internal control over financial reporting that continues to exist as of September 30, 2026, as described below.

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

To formally remediate controls, companies must not only update or put into place controls such that they are designed and operate effectively, but such effective operation must be evaluated and verified over a period of time before we determine the control deficiencies that led to the material weakness have formally been remediated. In order to remediate the control deficiencies leading to the material weakness, we have made certain improvements to our internal controls, including the implementation of certain purpose-built systems to reduce the reliance on spreadsheets and plan to make further enhancements throughout fiscal year 2026, have enhanced management review of certain areas, have expanded our staffing and have engaged external experts to assist the Company in more formally designing and documenting our controls. We have also committed to more fully documenting the performance of the controls themselves so that they not only operate effectively but so that there is sufficient audit evidence that may be reviewed, so that others may verify the effective operation of the controls.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weakness described above, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three-month and nine-month periods ended September 30, 2026 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although the Company implemented certain actions intended to remediate the previously identified material weakness, those actions do not yet represent completed or tested control changes and therefore have not been determined to materially affect internal control over financial reporting. As described above, these controls have not yet been fully evaluated to determine whether they have effectively remediated the material weakness.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial condition and future results. There have been no material changes from the risk factors discussed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about our purchases of outstanding shares of our common stock during the quarter ended September 30, 2026:

Monthly Period During the Quarter Ended September 30, 2026	Total Shares Purchased	Average Price paid per Share	Total Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
July 1, 2026 – July 31, 2026	6,088	$11.78	-	-
August 1, 2026 – August 31, 2026	-	$-
September 1, 2026 – September 30, 2026	-	$-	-	-
Total	6,088	$11.78

(a) All of these shares were acquired from associates to satisfy tax withholding requirements upon the vesting of restricted stock or accepted as the exercise price for associates exercising stock options. None were open market trades.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those are defined in Item 408 of Regulation S-K).

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

TSS, INC.

Date: November 5, 2026	By:	/s/ Daniel M. Chism
Daniel M. Chism
Chief Financial Officer
(Principal Financial Officer)

